Form 10QSB
period 2000-09-30
RETRACTABLE TECHNOLOGIES INC
filed 2000-11-14
CIK 946563

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   September 30, 2000
                                                ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

               For the transition period from ___________ to ___________

Commission file number 000-30885

                        Retractable Technologies, Inc.
                -----------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                   Texas                           75-2599762
      ------------------------------     ----------------------------
     (State or Other Jurisdiction of             (IRS Employer
     Incorporation or Organization)              Identification No.)

                                 511 Lobo Lane
                         Little Elm, Texas 75068-0009
  ---------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (972) 294-1010
                               ----------------
               (Issuer's Telephone Number, Including Area Code)

                  __________________________________________
        (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,579,500 Shares of Common Stock, no par value, Outstanding on November 14, 2000.

     Transitional Small Business Disclosure Format (check one): Yes  X   No
                                                                    ---     ---

                               TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheets                                3
         Condensed Statements of Operations                      4
         Condensed Statements of Cash Flows                      5
         Notes to Condensed Financial Statements                 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION                                   11


PART II  OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                        16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                       16

ITEM 5.  OTHER INFORMATION                                      17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                       18

SIGNATURE                                                       20

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        RETRACTABLE TECHNOLOGIES, INC.
                           CONDENSED BALANCE SHEETS

                                                          December 31, 1999 September 30, 2000
                                                                                Unaudited
                                                           ------------------------------------
ASSETS
Cash and cash equivalents                                  $     646,005         $  4,468,533
Accounts receivable                                              599,424            2,043,342
Inventories                                                      677,962              938,517
Other current assets                                              47,800              379,329
                                                           -------------         ------------
     Total current assets                                      1,971,191            7,829,721

Property, plant and equipment, net                            10,101,524           11,099,491
Restricted cash                                                  600,000                    -
Intangible assets and deferred charges, net                      536,014              542,021
                                                           -------------         ------------
     Total assets                                          $  13,208,729         $ 19,471,233
                                                           =============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable                                         $     844,165         $    768,887
  Current portion of long-term debt                              463,329              953,078
  Accrued compensation                                           118,038              208,382
  Marketing fees payable                                         338,526            1,144,757
  Other accrued liabilities                                      250,783              634,944
     Total current liabilities                                 2,014,841            3,710,048
                                                           -------------         ------------
Long-term debt, net of current maturities                      2,506,335            5,301,963
                                                           -------------         ------------
Stockholders' equity
  Preferred Stock $1 par value
    Class A                                                    5,000,000            4,974,000
    Series I, Class B                                          1,000,000            1,000,000
    Series II, Class B                                         1,000,000            1,000,000
    Series III, Class B                                        1,160,200            1,160,445
    Series IV, Class B                                                              1,133,800
  Common stock                                                     1,000                1,002
  Additional paid-in capital                                  23,564,235           33,979,120
  Unearned compensation                                         (185,635)            (229,156)
  Dividends                                                                        (2,968,542)
  Accumulated deficit                                        (22,852,247)         (29,591,446)
                                                           -------------         ------------
     Total stockholders' equity                                8,687,553           10,459,223
                                                           -------------         ------------
     Total liabilities and stockholders' equity            $  13,208,729         $ 19,471,233
                                                           =============         ============

         See accompanying notes to the condensed financial statements.

                         RETRACTABLE TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                 Three Months     Three Months                Nine Months      Nine Months
                                     ended            ended                      ended            ended
                                 September 30,    September 30,              September 30,    September 30,
                                     2000             1999                       2000             1999
                              -----------------------------------------------------------------------------

Sales, net                         $ 3,753,110      $ 1,233,721               $  6,109,417      $ 1,965,944
Cost of sales                        3,445,697          841,682                  5,782,287        1,361,590
                              ---------------------------------           ---------------------------------
     Gross profit                      307,413          392,039                    327,129          604,354
                              ---------------------------------           ---------------------------------

Operating expenses:
  Preproduction manufacturing                -          347,946                    627,200        1,272,578
  Sales and marketing                1,543,914        1,122,247                  3,180,353        2,603,431
  Research and development             207,186          186,010                    467,786          613,215
  General and administrative         1,221,776          652,900                  2,825,925        2,094,944
                              ---------------------------------           ---------------------------------
     Total operating expenses        2,972,876        2,309,103                  7,101,265        6,584,168
                              ---------------------------------           ---------------------------------

     Loss from operations           (2,665,463)      (1,917,064)               (6,774,135)       (5,979,814)

Interest income                         75,087           39,450                    150,413          109,917
Interest expense                       (72,580)         (30,079)                  (115,477)        (102,101)
                              ---------------------------------           ---------------------------------
     Net loss                      $(2,662,956)     $(1,907,693)              $ (6,739,199)     $(5,971,998)
                              =================================           =================================

                         RETRACTABLE TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Three Months     Three Months      Nine Months       Nine Months
                                                    ended             ended            ended             ended
                                                   Sept 30,         Sept 30,          Sept 30,         Sept 30,
                                                     2000             1999              2000             1999
                                             ---------------------------------------------------------------------
Cash flows from operating activities
     Net loss                                      $(2,662,956)     $(1,907,693)      $(6,739,199)     $(5,971,998)
     Depreciation and amortization                     217,067          242,708           716,094          694,498
     Recognition of stock option compensation           51,441          (51,416)          144,211          138,377
     Adjustments to reconcile net loss to
      net cash
          provided by operating activities:
             (Increase) decrease in inventories        558,476           23,990          (260,555)         228,906
             (Increase) decrease in accounts
              and note receivable                   (1,086,796)        (368,989)       (1,443,918)        (659,045)
             (Increase) decrease in other
              current assets                          (194,058)         147,649          (331,528)         (35,355)
             Increase (decrease) in accounts
              payable                                  302,149          251,132           (92,278)         123,020
             Increase (decrease) in other
              accrued liabilities                      968,712          360,633         1,147,736          539,201
                                             ---------------------------------------------------------------------
Net cash used by operating activities               (1,845,965)      (1,301,986)       (6,859,437)      (4,942,396)
                                             ---------------------------------------------------------------------

Cash flows from investing activities
     Purchase of property, plant and
      equipment                                       (545,776)        (405,036)       (1,675,246)      (1,695,514)
     Acquisition of patents, trademarks
      and licenses                                      (2,140)          (8,640)          (44,823)         (20,945)
     Sale of restricted certificates of
      deposit                                                -                -           600,000                -
                                             ---------------------------------------------------------------------
Net cash used by investing activities                 (547,916)        (413,676)       (1,120,069)      (1,716,459)
                                             ---------------------------------------------------------------------

Cash flows from financing activities
     Borrowings under long-term debt and
      notes payable                                  3,000,000            4,431         5,079,851           29,149
     Repayments of long-term debt and notes
      payable                                         (133,747)        (111,293)       (1,794,475)        (387,949)
     Proceeds from issuance of preferred
      stock                                              2,450          663,695        11,335,200        8,072,407
     Dividends paid                                 (2,818,542)               -        (2,818,542)               -
                                             ---------------------------------------------------------------------
Net cash provided by financing activities               50,161          556,833        11,802,034        7,713,607
                                             ---------------------------------------------------------------------

Net increase in cash                                (2,343,720)      (1,158,829)        3,822,528        1,054,752
Cash and cash equivalents at:
     Beginning of period                             6,812,253        3,841,444           646,005        1,627,863
                                             ---------------------------------------------------------------------

     End of period                                 $ 4,468,533      $ 2,682,615       $ 4,468,533       $2,682,615
                                             =====================================================================

                        RETRACTABLE TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BUSINESS OF THE COMPANY, RECENT DEVELOPMENTS, AND BASIS OF PRESENTATION

     Business

     Retractable Technologies, Inc. (the "Company" or "RTI") was incorporated in Texas on May 9, 1994, to design, develop, manufacture and market safety syringes and other safety medical products for the healthcare profession. The Company began operations in 1995. The Company's manufacturing and administrative facilities are located in Little Elm, Texas. The Company's primary products are the VanishPoint(R) syringe in the 3cc, 5cc and 10cc sizes and blood collection tube holders. The Company has conducted preliminary clinical evaluations and worked with national distributors to encourage healthcare facilities to transition from the use of standard syringes to the VanishPoint(R) syringe. Preliminary shipments, which commenced in February 1997, included syringes for hospital product evaluations as well as for sale in clinics and other healthcare settings.

     Recent Developments

     On May 4, 2000, the Company entered into four agreements with Abbott Laboratories ("Abbott"): 1) National Marketing and Distribution Agreement; 2) Registration Rights Agreement; 3) Credit Agreement and 4) Security Agreement. The National Marketing and Distribution Agreement provides that Abbott will purchase and market the Company's VanishPoint(R) automated retraction syringes and blood collection devices to its U.S. acute care hospital customers. The agreement is for a five-year term. The agreement also calls for the establishment of a new product team comprised by key personnel from both companies designed to concentrate on development of new safety products that incorporate the Company's patented, proprietary technology.

     The Credit Agreement provides that Abbott will extend to the Company a credit line in the amount of $5 million. Disbursement amounts shall be in multiples of $1 million. Interest accrues at a rate of prime rate plus 1% and is payable quarterly beginning June 30, 2001. The Credit Agreement also provides that Abbott may, at its option, convert the note balance into common stock at a specified conversion price. The loan matures on June 30, 2005. In connection with the Credit Agreement, the Security Agreement grants Abbott a continuing security interest in certain of the Company's assets.

     The Registration Rights Agreement gives Abbott certain registration rights if the conversion privilege in the Credit Agreement is exercised.

     Effective June 1, 2000, the Company entered into a Consulting Agreement ("Agreement") with a Board member and former Executive Vice President of Sales and Marketing, who is also related to an employee of the Company. The Agreement is for a one-year term, renewable with consent of both parties, whereby the Board member has agreed to establish contacts with major European entities, approved by the Company, to develop marketing and distribution channels as well as licensing agreements. The Agreement calls for an annual payment of $200,000 payable in equal monthly installments and an expense allowance of up to $5,000 per month for expenses incurred on behalf of the Company.

On October 26, 2000, the Company filed a Form 10-SBA with the Securities and Exchange Commission.

     Basis of Presentation

     The accompanying condensed financial statements are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All of such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company's audited financial statements for the year ended December 31, 1999.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

     Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include unrestricted cash and investments with original maturities of three months or less.

     Inventories

     Inventories are valued at the lower of cost or market, with cost being determined using a standard cost method, which approximates average cost. Provision is made for any excess or obsolete inventories.


     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Cost includes major expenditures for improvements, and replacements which extend useful lives or increase capacity and interest cost associated with significant capital additions. For the quarters ended September 30, 2000 and 1999, the Company capitalized interest of $72,667 and $44,156, respectively. Gains or losses from property disposals are included in income.

     Depreciation and amortization is calculated using the straight-line method over the following useful lives:

          Production equipment                  7 to 13 years
          Office furniture and equipment        3 to 10 years
          Building                              39 years
          Building improvements                 15 years
          Automobiles                           7 years

     Long-lived Assets

     When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company will review the net realizable value of the long-lived assets through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.

     Intangible Assets and Deferred Charges

     Intangible assets are stated at cost and consist primarily of patents, a license agreement granting exclusive rights to use patented technology, and trademarks which are amortized using the straight-line method over 17 years. Other intangible assets consist of deferred charges for loan origination fees, which are amortized over the life of the debt.

     Financial Instruments

     The fair market value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes that the fair value of financial instruments approximate their recorded values.

     Concentrations of Credit Risk

     The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Cash balances, which may exceed the federally insured limits, are maintained in financial institutions; however, management believes the institutions are of high credit quality. The majority of accounts receivable are due from companies which are well-established entities. As a consequence, management considers any exposure from concentrations of credit risks to be limited.

     Revenue Recognition

     Revenue is recognized for sales to distributors when title and risk of ownership passes to the distributor, generally upon shipment. Revenue is recorded on the basis of sales price to distributors. Revenues on sales to distributors for federal or GPO contracts are recorded net of contractual pricing allowances to those end customers. Revenue for shipments directly to end-users is recognized when title and risk of ownership passes from the Company.

     Income Taxes

     The Company provides for deferred income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such basis differences reverse in future periods. Deferred tax assets are periodically reviewed for reliability. Valuation allowances are recorded when realizability of deferred tax assets is not likely.

     Research and Development Costs

     Research and development costs are expensed as incurred.

     Stock-Based Compensation

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123"), which establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, the Company has elected not to adopt the fair value based method of accounting for stock-based employees compensation and will account for such arrangements under Accounting Principles Board Opinion No. 25. Accordingly, compensation cost for stock options issued to directors, officers, and employees is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount the director, officer or employee must pay to acquire the stock. Expense is recognized ratably from the date of grant over the vesting period of the option. Unearned compensation reflected in the Stockholder's Equity section of the balance sheet is the portion of such compensation that has not been charged to operations.

3.   LONG TERM DEBT

     On February 18, 2000, the Company obtained two new loans from 1st International Bank totaling $2,000,000. Land, building and improvements secured $1,500,000, and the remaining $500,000 is secured by accounts receivable. The proceeds, along with a release of $400,000 of restricted cash by Western Bank subsequent to December 31, 1999, were used to pay off indebtedness to Western Bank. Remaining proceeds provided funds for equipment and operating needs. The building loan matures on February 18, 2005, and the note secured by accounts receivable matures February 18, 2001.

     On August 8, 2000, the Company borrowed $3,000,000 under its Credit Agreement with Abbott.

4.   STOCKHOLDERS EQUITY

     On January 11, 2000, the Company issued a Private Placement Memorandum offering up to 1,300,000 shares of its Series IV Class B Convertible Preferred Stock ("Series IV, Class B Stock") at $10 per share.

     As of May 22, 2000, subscriptions for 1,133,800 shares of the Series IV Class B had been received.

     Series IV Class B stock ranks senior to the Company's common stock with respect to dividends and upon liquidation, dissolution or winding up, but secondary to the Company's Class A Stock, and Series I Class B, Series II Class B, and Series III Class B. Dividends of $1.00 per share are payable quarterly, if declared by the board of directors.

     Holders of Series IV Class B Stock generally have no voting rights. Series IV Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $11.00 per share plus all accrued and unpaid dividends. Each share of Series IV Class B Stock may, at the option of the stockholder any time subsequent to three years from date of issuance, be converted into common stock at a conversion price of $10 per share, or in the event the Company files an initial registration statement under the Securities Act of 1933.

     In the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Series IV Class B Stock then outstanding are entitled to receive liquidating distributions of $11.00 per share, plus accrued and unpaid dividends.

     Under the Certificate of Designation, Preferences, Rights and Limitations of Series A Convertible Preferred Stock ("Series A Stock") the Board of Directors approved the redemption of Series A Stock to be drawn by lot until the draw exceeded 500,000 shares. The draw was held on September 19, 2000, where 541,500 shares were drawn for redemption.

     As of September 30, 2000, 26,000 shares of Series A Stock had been converted into Common Stock. Subsequent to September 30, 2000, 22,000 shares have been redeemed and the remaining 493,500 shares have been converted into Common Stock. Dividends attributable to the redemption in the amount of $3,435 have been paid as of the date of this filing.

     In accordance with the appropriate Certificates of Designation, 40,000 shares of Class A Convertible Preferred Stock and 20,000 shares of Series I Class B Convertible Preferred Stock were voluntarily converted to Common Stock subsequent to September 30, 2000.

     As a result of the redemption and conversions, the Series A outstanding shares are 4,418,500; Series I Class B has 980,000 shares outstanding; and there are 14,579,500 shares of Common Stock outstanding as of the date of this filing. On September 1, 2000 the Board of Directors declared dividends for the Class A Convertible Preferred shareholders.

     On September 1, 2000 the Board of Directors declared the third quarter dividend of $150,000 on the Series A Preferred Stock. These dividends were accrued as of September 30, 2000. The dividends were paid on October 12, 2000.

ITEM 2.   Management's Discussion and Analysis or Plan of
          Operation

     Certain statements included in this Form 10-QSB containing the words "believes," "anticipates," "intends," "expects," and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of RTI to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the impact of dramatic increases in demand, RTI's ability to quickly increase its capacity in the event of a dramatic increase in demand, the ability of RTI to continue to finance research and development as well as operations and expansion of production through equity and debt financing, as well as sales, and the increased interest of larger market players in providing safety needle devices. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

EXTERNAL SOURCES OF FUNDS

     RTI has funded operations primarily from proceeds from private placements and bank loans. RTI has been capitalized with approximately $42,000,000 raised from five separate Private Placement Offerings. As of September 30, 1995, RTI sold 5,000,000 shares of Series A Convertible Preferred Stock at $1 per share, for an aggregate of $5,000,000. As of October 31, 1996, RTI sold 1,000,000 shares of Series I Class B Convertible Preferred Stock at $5 per share for an aggregate of $5,000,000. As of January 31, 1998, RTI sold 1,000,000 shares of Series II Class B Convertible Stock at $10 per share for an aggregate of $10,000,000. As of September 30, 1999, RTI sold 1,160,200 shares of Series III Class B

Convertible Preferred Stock at $10 per share for an aggregate of $11,602,000. Finally, as of June 10, 2000, RTI sold 1,133,800 shares of Series IV Class B Convertible Preferred Stock at $10 per share for an aggregate of $11,338,000.

     RTI obtained $1,200,000, $710,000, and $2,000,000 in 1996, 1997, and 2000,
respectively, from bank loans. Additionally, RTI received a Small Business Administration loan of $1,000,000 in 1996 to pay for portions of automated assembly equipment, multi-cavity molds, and other equipment. Furthermore, RTI borrowed $3,000,000 in August 2000 under its Credit Agreement with Abbott.

                        Comparison of Nine Months Ended
         September 30, 2000 and Nine Months Ended September 30, 1999.

     Net sales increased $4,143,473 or 211%, to $6,109,417 for the nine months ended September 30, 2000 from $1,965,944 for the nine months ended September 30, 1999. Increases were principally due to the Abbott contract.

     Cost of sales increased 325%. The increase was due to higher sales volume, costs incurred to establish new production lines, and lower allocations to preproduction expense. Coincident with the May 4, 2000 signing of the Abbott contract, the Company ceased reporting as a development stage enterprise, and the Company no longer classifies any manufacturing costs as preproduction.

     Preproduction expenses decreased $645,378 to $627,200 for the nine months ended September 30, 2000 compared to $1,272,578 for the nine months ended September 30, 1999. The decrease was due to higher allocations of manufacturing costs to cost of sales rather than to preproduction costs.

     Research and development expense decreased $145,429 or 24%, to $467,786 for the nine months ended September 30, 2000 compared to $613,215 for the nine months ended September 30, 1999. The decrease is largely due to decreased expenditures on the 3cc-syringe product line, partially offset by increases on the 1cc product line and other new products.

     Sales and marketing expense increased $576,922 to $3,180,353 for the nine months ended September 30, 2000 compared to $2,603,431 for the nine months ended September 30, 1999. Increases included marketing fees paid to distributors due to the higher sales volumes. These increases were partially offset by decreases in contract sales expenses. In 1999, the Company incurred contract sales expenses in California and the contract ended in December 1999. Travel expenses were lower than for the same period in the previous year.

     General and administrative expenses increased $730,981 or 35%, to $2,825,925 for the nine months ended September 30, 2000 compared to $2,094,944 for the nine months ended September 30, 1999. The increased expenses were due to outside legal and accounting fees, and other financial services. Additionally, increases were due to an increase in personnel as the company continues to expand.

     Interest income increased $40,497 or 37% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 due to higher invested cash balances.

     Interest expense increased $13,376 or 13% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 due to higher debt. Increases in interest expense were partially offset by an increase in capitalized interest over the same period in the previous year.

                        Comparison of Three Months Ended
         September 30, 2000 and Three Months Ended September 30, 1999.

     Net revenues for the three months ended September 30, 2000 were $3,753,110. This was an increase of $2,519,389 or 204% compared to the three months ended September 30, 1999. The increase was principally due to sales to Abbott.

     Cost of sales increased 309% due to increased sales and a discontinuation of the allocation of certain manufacturing costs to preproduction expense as the Company no longer reports as a development stage enterprise.

     The company ceased reporting as a development stage enterprise in the second quarter of 2000 and therefore did not record any preproduction expense in the three months ended September 30, 2000. In the three months ended September 30, 1999, preproduction expense was $347,946.

     Research and development expenses increased $21,176 to $207,186 for the three months ended September 30, 2000 compared to $186,010 for the three months ended September 30, 1999. The increase was due to an increase in the 1cc syringe and other new product lines.

     Sales and marketing increased to $1,543,914 for the three months ended September 30, 2000 compared to $1,122,247 for the three months ended September 30, 1999. The increase is due to increased revenues and the resultant increase in marketing fees paid to distributors.

     General and administrative expense increased $568,876 or 87%, to $1,221,776 for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increased expenses were due to outside legal and accounting fees, and other financial services. Personnel has also increased over the previous year as the company continues to expand.

     Interest income increased $35,637 or 90% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 due to higher invested cash balances.

     Interest expense increased $42,501 or 141% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 due to higher debt. The increase in interest expense was partially offset by an increase in capitalized interest.

LIQUIDITY AND FUTURE CAPITAL REQUIREMENTS

     Based on anticipated sales in the second half of fiscal 2000, RTI believes it will be able to sustain operations for its existing products without additional financing. Management believes that RTI will achieve its breakeven point in early 2001. RTI believes that the existing cash and cash equivalents and cash flow from operations will be sufficient to meet RTI's presently anticipated working capital needs through 2001. To the extent RTI uses all of its cash resources, RTI will be required to obtain additional funds, if available, through additional borrowing or equity financing. There can be no assurance that such capital will be available on acceptable terms. If RTI is unable to obtain sufficient financing, it may be unable to implement its long-term plan of operation. RTI anticipates strengthening its capital structure over the next four years by increasing capital through debt and equity offerings, improving profitability, and participating in joint ventures or licensing arrangements, where possible, to accelerate the manufacture and distribution of its products.

     RTI currently produces at a rate of 24 million 3cc syringes and 8 million blood collection tube holders annually. In order to ramp up production to meet the expected demand for safe needle devices, RTI has raised $18 million in debt and equity funds in 2000. Parts of those funds were obtained as a result of an agreement with Abbott. On May 4, 2000, RTI entered into a National Marketing and Distribution Agreement with Abbott for an initial five-year term (the "Abbott Agreement"). Pursuant to the Abbott Agreement, Abbott agreed to act as a non-exclusive marketer and distributor of RTI's 1cc, 3cc, 5cc, and 10cc syringes, blood collection tube holders, and small tube adapters to acute care facilities. As part of the consideration for the Abbott Agreement, Abbott agreed to make periodic loans to RTI prior to June 30, 2005, in increments of $1,000,000 in an aggregate amount of up to $5,000,000 at an interest rate of prime plus one percent with any and all amounts loaned to be due and payable on June 30, 2005. Any loans made are secured by accounts receivables and contracts where Abbott is the account debtor, payments due to Abbott under the Abbott Agreement, and certain equipment already owned by RTI. RTI has borrowed $3 million under the Abbott Agreement. Pursuant to the Abbott Agreement, RTI gave Abbott the right, at its option, to convert any and all principal amounts owed into common stock of RTI at a price of $10 per share. Abbott also holds registration rights with respect to the shares of common stock issued upon conversion of any principal amount loaned. As part of the consideration paid to RTI under the Abbott Agreement, Abbott purchased $5 million of Series IV Class B Convertible Preferred Stock of RTI under the same terms and conditions as all other investors in the Series IV Class B Convertible Preferred Stock offering. RTI expects to fund future expansion through a combination of debt, a public offering, and internally generated funds. Capital needs are expected to require an additional $87 million over the next five years for expansion of production.

Internal Sources of Liquidity and Anticipated Trends in Sales
-------------------------------------------------------------

     The increase in sales is primarily attributable to the California legislation requiring safety needles and similar legislation which had been passed in additional states as well as by the federal government. Demand for safety products is increasing in the United States and internationally. NIOSH issued a safety alert calling on employers to adopt safer needles to reduce needlestick injuries. OSHA issued a Compliance Directive which instructs OSHA inspectors to cite employers who fail to evaluate and buy safety needle devices. The SEIU has taken a proactive stance with regard to promoting the use of automated retraction needle devices in member hospitals and by participating in federal and state legislation protests. Due to recent legislation, Cal OSHA mandates that healthcare employers provide their workers with safe needle devices. In addition, 15 other states have adopted, and more than 20 states have introduced, legislation containing language similar to that passed in California. Federal legislation with support from OSHA and the Secretary of Labor has been passed by both Houses and signed into law by the President on November 6, 2000. The recognition for the urgency of safe needle devices in parts of Europe and Africa has echoed the United States model. In France, England, Germany, and Italy, organized healthcare worker unions have taken action to force hospitals and government agencies to place safety as a priority. France has led Western Europe in its recognition of safety and has implemented VanishPoint(R) blood collection tube holders in several hospitals and clinical laboratories.

     Also, as a result of the Abbott Agreement, sales are expected to increase. Demand could also dramatically increase in the event RTI is successful in its antitrust suit against Becton Dickinson and Company et al, but RTI has not based any of its financing plans on a positive result from that suit. RTI is also ramping up its production and continuing to introduce new products. RTI anticipates being able to sell all that it is able to produce.

External Sources of Liquidity
-----------------------------

     RTI has obtained several loans over the past four years which have, together with proceeds from sales of equities, enabled RTI to pursue development and production of its products.

     In January 1996, RTI obtained two loans from Western Bank & Trust in the principal amount of $1,200,000 for the purpose of financing construction improvements and the purchase of manufacturing equipment, which matures on October 24, 2001. One loan was in the amount of $800,000 and one loan in the amount of $400,000. The larger note carried interest at a rate of prime as defined by The Wall Street Journal plus 1 percent adjustable annually, while the smaller loan carried interest at a rate of CD rate plus 2 percent. The loans were secured by land, building, and equipment and by a certificate of deposit in the amount of $400,000 to be released upon achievement of certain financial ratios (with interest payable at the certificate of deposit rate plus 2 percent). These loans were guaranteed by Thomas J. Shaw, RTI's President and Chief Executive Officer, and Suzanne M. August, his wife. The $800,000 loan was paid off in February 2000 with funds provided by a loan from 1st International Bank. The $400,000 loan was paid by the certificate of deposit which had been held as collateral.

     In July 1996, RTI obtained a United States Small Business Administration note payable to Texas Bank in the principal amount of $1,000,000, which matures on July 1, 2003. The note is payable monthly at an annual interest rate of prime plus 1.5 percent adjustable quarterly. The loan is collateralized by manufacturing equipment and guaranteed by Thomas J. Shaw, RTI's President and Chief Executive Officer, and Suzanne M. August, his wife. This loan is in good standing. RTI has agreed not to make any distribution upon its capital stock, purchase any of its capital stock, or merge without prior written consent. Such permission was obtained for the payment of dividends on the Series A Convertible Preferred Stock and the redemption of such stock.

     In April 1997, RTI obtained a loan from Legacy Bank of Texas (formerly Plano Bank & Trust) in the principal amount of $710,000 at an interest rate of prime plus 1 percent (adjustable daily) for reimbursement for the purchase of equipment, which matures on July 10, 2004. The loan is collateralized by certain machinery and equipment, a certificate of deposit in the amount of $200,000, which was subsequently applied to the loan, and restrictions on the transfer of certain patents. The loan is (continuously and without limit) guaranteed by Thomas J. Shaw, the President and Chief Executive Officer. This loan is in good standing.

     In February 2000, RTI obtained loans of $2 million through the 1st International Bank. The proceeds from these loans were used to pay off the Western Bank loan and also for working capital purposes. $1,500,000 of the loan is secured by a lien on the land, building, and building improvements and matures on February 18, 2005. The remaining $500,000 is secured by RTI's accounts receivable and matures on February 18, 2001. Both loans are guaranteed by a continuing guaranty by Thomas J. Shaw, the President and Chief Executive Officer. The interest rate on both loans is the prime rate as defined in The Wall Street Journal plus 1 percent. This loan is in good standing.

       In May 2000, RTI entered into an Agreement with Abbott. As part of the consideration for the Agreement, Abbott agreed to make periodic loans prior to June 30, 2005, to RTI in increments of $1,000,000 in an aggregate amount of up to $5,000,000 at an interest rate of prime plus 1 percent with any and all
amounts loaned to be due and payable on June 30, 2005.   In August, 2000, RTI
borrowed $3 million under the Abbott Agreement.

     RTI anticipates capital expenditures in the amount of $87 million over the next five years for the purpose of expanding capacity by adding equipment and additional space (for 14 assembly lines for syringe production and 5 lines for blood collection tube holder production), expanding the current building by an additional 60,000 square feet, and constructing a second facility for additional assembly, equipment, and warehousing needs in order to meet RTI's target production of syringes and blood collection tube holders by 2005. RTI needs this capital to fund equipment and facilities expansion for additional 1cc, 3cc, and blood collection tube holders, as well as equipment to manufacture 5cc and 10cc
syringes.   This production target equates to RTI's obtaining 6 percent of the
United States' 6.6 billion-
unit syringe annual market and less than 1 percent of the world's 24 billion-unit annual syringe market. RTI has obtained $18 million in 2000 in a combination of debt and equity financing and expects to raise up to $60 million through equity financing. RTI anticipates other funding requirements to be paid from debt or operations.

     RTI anticipates expenditures of $4,500,000 and $13,500,000 in fiscal 2000 and 2001, respectively, for building expansion and improvements. Management anticipates $4,913,000; $25,447,000; and $16,897,000 in capital expenditures for the manufacturing facility, equipment, and machinery in fiscal 2000, 2001, and 2002, respectively. RTI is planning to expand its manufacturing capacity by expanding its existing facility in Little Elm, Texas, by 60,000 square feet in 2001 (to house near term production and administrative needs) and purchasing additional assembly equipment. The equipment will include a 1cc printer, 1cc packaging machine, 5cc/10cc-assembly equipment, blood collection tube holder assembly equipment, and blood collection tube holder molds. RTI also anticipates constructing a second facility for additional assembly equipment and warehousing needs through 2003.

     RTI has installed 1cc automated production equipment. RTI is in the process of purchasing additional automated blood collection tube holder equipment. RTI has increased capacity by outsourcing the molding of certain sub-components of RTI's products. RTI has entered into an agreement with APEC for the provision of additional molding capacity for both parts and warehousing space in California. RTI is also pursuing licensing agreements and/or joint venture agreements for the provision of manufacturing services.


                                    PART II
                               OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Series I Class B Convertible Preferred Stock
As of the date of this filing, $2,065,292 in dividends is in arrears.

Series II Class B Convertible Preferred Stock
As of the date of this filing, $2,977,862 in dividends is in arrears.

Series III Class B Convertible Preferred Stock
As of the date of this filing, $1,812,494 in dividends is in arrears.

Series IV Class B Convertible Preferred Stock
As of the date of this filing, $459,268 in dividends is in arrears.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1. A Special Meeting of the Shareholders was held on August 11, 2000. At the meeting the Shareholders voted on and consented to the following actions and adopted the following resolutions:

     A. All Shareholders Approved Second Amended and Restated Articles of Incorporation (the "Restated Articles").
     Votes for:    14,000,000;
     Votes against:         0; and
     Absent:                0.

     B. All Shareholders Approved Amended and Restated Bylaws of the Corporation (the "Amended Bylaws").
     Votes for:    14,000,000;
     Votes against:         0; and
     Absent:                0.

     C. All Shareholders Authorized and directed the Officers of the Corporation to take any actions and to execute and deliver any documents that they may deem necessary or advisable in order to carry out, effectuate and complete the Restated Articles.

     Votes for:    14,000,000;
     Votes against:         0; and
     Absent:                0.

2. The Annual Shareholders Meeting was held on August 24, 2000. At the meeting the stockholders entitled to vote approved the following proposals as set forth below:

     A. All Shareholders voted all shares in favor of the following slate for RTI's Board of Directors which slate constituted the entire continuing Board of Directors after the meeting:

          Class 1 Directors:
                1.  Lillian E. Salerno
                2.  Dr. Jimmie Shiu
                3.  Russell B. Kuhlman
                4.  Edith A. Zagona; and

          Class 2 Directors:
                1.  Thomas J. Shaw
                2.  Steve R. Wisner
                3.  Douglas W. Cowan
                4.  Clarence Zierhut
                5.  Marwan Saker

     The Class 1 Directors shall serve an initial 1-year term with their successors serving 2-year terms. The Class 2 Directors shall serve 2-year terms.
     Votes for:    14,000,000;
     Votes against:         0; and
     Absent:                0.

     B. PricewaterhouseCoopers LLP was confirmed by all Shareholders as the Corporation's independent accountants for the next fiscal year.
     Votes for:    14,000,000;
     Votes against:         0; and
     Absent:                0.

ITEM 5.  OTHER INFORMATION

On October 26, 2000, Senate Bill 3067 (the "Needlestick Safety and Prevention Act") passed and on November 6, 2000, President Clinton signed this bill into law. The effect of the Needlestick Safety and Prevention Act, which becomes effective in approximately nine months, is to require that healthcare facilities with employees who are exposed to bloodborne pathogens use effective engineering controls, including safer medical devices, to reduce the risk of needlestick and other "sharps" injuries. It also gives frontline workers a voice in the selection of safety devices and makes employers responsible for keeping a record of sharps injuries.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit No.     Description
------------    -----------

3.1 Second Amended and Restated Articles of Incorporation of RTI filed August 14, 2000 *

3.2 Amended and Restated Bylaws of RTI dated as of the 11th day of August 2000 *

4.1             Sample Common Stock certificate **

4.2 Exhibit A to Second Amended and Restated Articles of Incorporation of RTI filed August 14, 2000 (Certificate of Designation, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of RTI) **

4.3             Sample Series  A Convertible Preferred Stock Certificate **

4.4 Exhibit B to Second Amended and Restated Articles of Incorporation of RTI filed August 14, 2000 (Certificate of Designation, Preferences, Rights, and Limitations of Class B Convertible Preferred Stock of RTI) **

4.5             Sample Series I Class B Convertible Preferred Stock
                Certificate **

4.6 Exhibit C to Second Amended and Restated Articles of Incorporation of RTI filed August 14, 2000 (Certificate of Designation, Preferences, Rights and Limitations of the Series II Class B Convertible Preferred Stock of RTI) **

4.7             Sample Series II Class B Convertible Preferred Stock
                Certificate **

4.8 Exhibit D to Second Amended and Restated Articles of Incorporation of RTI filed August 14, 2000 (Certificate of Designation, Preferences, Rights and Limitations of the Series III Class B Convertible Preferred Stock of RTI) **

4.9             Sample Series III Class B Convertible Preferred Stock
                Certificate **

4.10 Exhibit E to Second Amended and Restated Articles of Incorporation of RTI filed August 14, 2000 (Certificate of Designation, Preferences, Rights and Limitations of the Series IV Class B Convertible Preferred Stock of RTI)* *

4.11            Sample Series IV Class B Convertible Preferred Stock
                Certificate**

4.12 Pages 6 though 10 of the Second Amended and Restated Articles of Incorporation of RTI filed August 14, 2000 *

4.13 Pages 1 through 7, and 15 through 19 of the Amended and Restated Bylaws of RTI dated as of the 11th day of August 2000. *

10.1 Lock Up Agreement by and between RTI and Thomas J. Shaw dated as of November 3, 2000. ***

10.2 Lock Up Agreement by and between RTI and Lillian E. Salerno dated as of November 4, 2000. ***

27              Financial Data Schedule ***


* Incorporated herein by reference to RTI's Registration Statement on Form 10SB-A filed on October 25, 2000.

** Incorporated herein by reference to RTI's Registration Statement on Form 10-SB filed on June 23, 2000.

***  Filed herewith

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE: November 14, 2000            RETRACTABLE TECHNOLOGIES, INC.
      -----------------            (Registrant)

                                   BY:   /s/ DOUGLAS W. COWAN
                                      ----------------------------------
                                      DOUGLAS W. COWAN
                                      CHIEF FINANCIAL OFFICER