Form 10KSB40
period 2000-12-31
RETRACTABLE TECHNOLOGIES INC
filed 2001-03-28
CIK 946563

               ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                    TO THE 1934 ACT REPORTING REQUIREMENTS


                    U.S. SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549


                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
                                            -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to  ___________

Commission file number 000-30885
                       ---------

                        Retractable Technologies, Inc.
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

                Texas                                       75-2599762
--------------------------------------------------------------------------------
     (State or Other Jurisdiction of                      (IRS Employer
     Incorporation or Organization)                     Identification No.)

           511 Lobo Lane
         Little Elm, Texas                                   75068-0009
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)


Issuer's telephone number  (972) 294-1010
                           --------------

Securities registered under Section 12(b) of the Exchange Act:

   Title of Each Class             Name of Each Exchange on Which Registered

          None                                      None
          ----                                      ----

Securities registered under Section 12(g) of the Exchange Act:

                                 Common Stock
--------------------------------------------------------------------------------
                               (Title of Class)

                                Preferred Stock
--------------------------------------------------------------------------------
                               (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                        ---
No
   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year.  $9,641,451.
                                                               -----------

     State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) We have 4,850,750 shares of common stock outstanding held by nonaffiliates who purchased their shares for an aggregate cost of $21,172,000. Our common stock is not currently trading. The shares have been independently valued by Business Valuation Services as of December 8, 2000, at $14.47 per share for an aggregate market value of $70,190,353 but have an aggregate floor value of $48,507,500 ($10 per share).

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes       No
                                                   ---      ---

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 28, 2001, there were 19,365,850 shares of Retractable Technologies, Inc. common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None except exhibits

     Transitional Small Business Disclosure Format (check one):

        Yes             No  X
            ---            ---

                                    PART I

Item 1.  Description of Business

BUSINESS DEVELOPMENT

General Description
-------------------

     Retractable Technologies, Inc. ("RTI") designs, develops, manufactures, and markets innovative patented safety needle devices for the healthcare industry. Our VanishPoint(R) products utilize a unique friction ring mechanism patented by Thomas J. Shaw, our Founder, President, and Chief Executive Officer. VanishPoint(R) products are designed specifically to prevent needlestick injuries and to prevent reuse. The friction ring mechanism permits the automated retraction of the syringe needle into the barrel of the syringe, directly from the patient, after delivery of the medication is completed. The VanishPoint(R) blood collection tube holder utilizes the same mechanism to retract the needle after blood has been drawn from the patient. Closure of an attached end cap of the blood collection tube holder causes the needle to retract directly from the patient into the closed tube holder. Advantages of our products include protection from needlestick injuries, prevention of cross contamination through reuse, and reduction of disposal and other associated costs. We have an exclusive license from Thomas J. Shaw, our President and Chief Executive Officer, for the patent rights for our safety needle products.

     We and Thomas J. Shaw entered into a Technology License Agreement dated effective as of the 23rd day of June 1995, whereby Mr. Shaw granted us a worldwide exclusive license to manufacture, market, sell and distribute 'Licensed Products' and 'Improvements' without right to sublicense until the expiration of the last to expire of the last 'Licensed Patents' unless sooner terminated under certain conditions. 'Licensed Products', 'Improvements' and 'Licensed Patents' are all terms that are extensively defined in the Technology License Agreement which is incorporated herein by reference to previous filings as indicated in the Exhibit Index. In exchange, we paid Mr. Shaw a $500,000 initial licensing fee and a 5 percent royalty on gross sales after returns of 'Licensed Products'. See Patents and Proprietary Rights for a more detailed
                          ------------------------------
discussion. Our goal is to become a leading provider of automated retraction safety devices.

     We began commercial production of our 3cc VanishPoint(R) syringe in 1997. Our additional patented VanishPoint(R) products include 1cc tuberculin, insulin, and allergy antigen syringes; 5cc and 10cc syringes; a blood collection tube holder, small tube adapter, a dental syringe, and self retracting IV catheter introducer. We manufacture 3cc syringes and blood collection tube holders with automated assembly. We began commercial production of the blood collection tube holder in the fourth quarter of 1998. We began automated assembly of the 1cc syringe in the first quarter of 2001. 5cc and 10cc syringes are being manufactured in lesser quantities utilizing semi-automated equipment. We submitted a pre-market notification and received 510(k) clearance from the FDA (which is granted automatically upon the filing of the requisite paperwork) for the 1cc, 3cc, 5cc, and 10cc syringes and the blood collection tube holder and small tube holder adapter. After submitting all requisite documentation, the clearance to market products is granted. This clearance allows us to put products into interstate commerce for commercial distribution.

Development of RTI
------------------

     While owning and operating Checkmate Engineering, a sole proprietorship, Thomas J. Shaw, our President and Chief Executive Officer, developed and patented the idea and early prototypes of the syringe that were to become the VanishPoint(R) safety syringe. On May 9, 1994, RTI was incorporated in Texas to design, develop, manufacture, and market medical safety devices for the healthcare industry. In April 1995, Mr. Shaw, who owned all 1,000 of the then issued and outstanding shares of the common stock, exchanged all 1,000 shares then outstanding for 14,000,000 shares of common stock. In May 1996, Mr. Shaw transferred 2,800,000 shares of the 14,000,000 then issued and outstanding common stock to Lillian E. Salerno, a Director.

     In 1996, we purchased assets and hired personnel from Checkmate Engineering. We had limited production and no sales in 1996 but focused attention on general and administrative activities, including implementing additional quality control procedures, developing a human resource department, and obtaining an Order of Substantial Equivalence from the FDA allowing us to manufacture and sell the blood collection tube holder and 3cc, 5cc, 10cc, and 1cc VanishPoint(R) syringes. In 1997, we began selling products to emergency medical service centers, federal prison systems, homecare facilities, small hospitals, and Veterans Administration hospitals. During the second half of 1997, we took delivery of our 3cc automated assembly equipment and began automated assembly. Production molds for the 5cc and 10cc syringes and the blood collection tube holder were ordered in 1997. A prototype mold for the 1cc syringe was ordered and received in 1997. Automated assembly equipment for the blood collection tube holder was ordered at the end of 1997 and installed in July 1998. We began commercial production of the blood collection tube holder in 1998. In the fourth quarter of 2000, we received our 1cc syringe assembly equipment. We began limited production of the 1cc in the first quarter of 2001.

     We received our ISO 9001 Certificate in July 1998, and the VanishPoint(R) syringe received its CE Mark Certificate on July 31, 1998. ISO 9001 standard is a model created by the International Organization for Standardization ("ISO"), an international agency consisting of almost 100 member countries that provides guidance in the development and implementation of an effective quality management system through a series of five international standards. This model is used by organizations to certify their quality system from initial design and development of a desired product or service through production, installation, and servicing. The CE mark allows us to sell our products in Europe. In 1999, we focused our development on improvement of manufacturing processes, continuation of design and development of the manufacturing process for the 1cc syringe, and conceptual design of additional safe needle products utilizing automated retraction technology.

     On May 4, 2000, we entered into a distribution agreement with Abbott Laboratories ("Abbott") for an initial five-year term. Furthermore, we have agreed to the formation of a new product team, consisting of key personnel from both companies, which will develop new safety products that incorporate our patented, proprietary technology.

     We have not been involved in any bankruptcy or similar proceedings and have not merged or consolidated a significant amount of assets other than in the ordinary course of business except as discussed above.


BUSINESS OF RTI

Principal Products
------------------

     Our products with pre-market notification to the FDA include 1cc tuberculin, insulin, and allergy antigen VanishPoint(R) syringes; 3cc, 5cc, and 10cc VanishPoint(R) syringes; and the VanishPoint(R) blood collection tube holder and small tube adapter. In October 1999, ECRI (formerly known as the Emergency Care Research Institute), a recognized authority in evaluating medical devices, awarded the VanishPoint(R) syringe and blood collection tube holder its highest possible rating. The VanishPoint(R) blood collection tube holder received Risk and Insurance magazine's 1997 "Top of the Line" Award for excellence.

     Our 1cc VanishPoint(R) tuberculin, insulin, and allergy antigen syringes are being produced in various needle lengths and gauges and packaging styles. We began automated assembly of 1cc syringes in the first quarter of 2001 and expect them to be available in commercial quantities in the first half of 2001. The 3cc VanishPoint(R) syringe reached the market in the first quarter of 1997. It is available in various needle lengths and gauges. The 5cc and 10cc VanishPoint(R) syringes are being produced in various needle lengths and gauges and are currently being sold in limited quantities. Sales of the VanishPoint(R) blood collection tube holder and a small tube adapter for use with small sample collection tubes began in the third quarter of 1998.

     The manufacture and sale of medical devices entails an inherent risk of liability in the event of product failure or claim of harm caused by the product's operation. In March, 1998, the Journal of Healthcare Safety, Compliance and Infection Control published a survey of 26 medical facilities having used a total of 86,000 3cc syringes, during which no needlestick injuries from using the VanishPoint(R) syringes were reported.

Industry Overview
-----------------

     The VanishPoint(R) syringe and needle device products are sold to and used by healthcare providers (primarily in the United States with limited sales outside the United States), which include, but are not limited to, acute care hospitals, alternate care facilities, doctors' offices, clinics, emergency centers, surgical centers, convalescent hospitals, Veterans Administration facilities, military organizations, public health facilities, and prisons.

     Based on the most recent (1998) report from Theta Corporation, a publisher of comprehensive market research reports on the medical device, diagnostic, biotech, and pharmaceutical industries ("Theta"), the number of unit sales of disposable hypodermic needles and syringes for 1997 (the latest information available) was 6.6 billion in the United States alone, with $1 billion in projected sales. According to Theta estimates, 94 percent of the 1997 United States syringe market was made up of standard syringes at an average price of $.11 per unit, and 6 percent was safety syringes at an average price of $.30 per unit. Of the 6.6 billion syringes sold in 1997, 4.3 billion were purchased by hospitals and 2.3 billion were purchased by alternate care facilities. The alternate care market includes 1 billion units for retail customers who use primarily 1cc allergy antigen and insulin syringes, 600 million units for physicians' offices--which use a mixture of all types of syringes, and 700 million units for extended care facilities. According to market leader Becton Dickinson and Company ("B-D"), approximately 20 percent of the United States market has converted to safety-engineered products and, according to their projections, 85 percent of the market will be converted within the next few years. Theta projections at that time indicated that by 2001, 75 percent of syringes sold in the United States would be safety syringes and 25 percent would be standard with estimated pricing resulting in revenues of $1.35 billion.

     Blood collection devices are used (most often by phlebotomists and laboratory technicians) to collect samples of blood from patients for diagnostic procedures. An evacuated vacuum tube used to contain the drawn blood is inserted into the tube holder, which is a plastic device with a needle attached that is designed for that purpose. Because the hollow-bore needles used for blood collection are filled with patients' blood, and because insertion of the needle into a patient's vein often requires several attempts, the ratio of needlestick injuries to number of units used is higher for blood collection tube holders than for syringes, and the risk of infection is greater. Consequently, some blood collection tube holders now incorporate safety features similar to those used in syringes. Industry resources indicate that annually there are 800
million medical procedures conducted to collect blood specimens.   Based on
Theta's 1998 report, the number of unit sales of blood collection tubes for 1997 was 1.3 billion in the United States alone, with $170 million in projected sales.

     The syringe and needle device market is a market in transition. The nature of the products comprising the market is changing from standard to safety devices. The impetus for the change to safety devices is the risk that is carried with each needlestick injury which includes the transmission of over 20 bloodborne pathogens, including the human immunodeficiency virus ("HIV," which causes AIDS), hepatitis B, and hepatitis C. Because of the occupational and public health hazards posed by conventional disposable syringes, public health policy makers and the following domestic organizations and government agencies are involved, or are becoming involved, in the current effort to get more effective safety needle products to healthcare workers:

     National Institute of Occupational Safety and Health issued a safety alert calling on employers to adopt safer needles to reduce needlestick injuries. The federal agency is a division of the Centers for Disease Control and Prevention. In its alert, "Preventing Needlestick Injuries in Health Care Settings," National Institute of Occupational Safety and Health provides the latest scientific information available about the risk of needlestick injuries. This alert adds momentum to the growing safety movement and supports the rules issued by OSHA, on November 5, 1999.

     OSHA issued a Compliance Directive, which instructs OSHA inspectors to cite employers who fail to evaluate and buy the safety needle devices available on the market. The directive states that where engineering controls will reduce employee exposure either by removing, eliminating, or isolating the hazard, they must be used. OSHA has published a revised Bloodborne Pathogens Standard.

     The Service Employees International Union ("SEIU") has taken a proactive stance with regard to promoting the use of automated retraction needle devices in member hospitals. Events, including introduction of state and federal legislation and protests by SEIU members at San Francisco General Hospital, attest to the type of support from the community that the safety products and VanishPoint(R) product line, in particular, attract. Members of the SEIU have specifically requested VanishPoint(R) products in order to make their members aware of the availability of VanishPoint(R) technology and the need for it at other facilities with union membership. Unionized healthcare workers provide healthcare staffing for 12.5 percent of United States hospital facilities.

     Under California's groundbreaking legislation, Cal OSHA mandates healthcare employers to provide their workers with safe needle devices. This action was taken in response to events that transpired at San Francisco General Hospital and pressure from the SEIU and various federal, state, and local elected officials in California who demanded change. Our representatives served on the Advisory Committee for developing the amendments. California was the first state to successfully pass legislation mandating the use of safety needle products. The 1998 California legislation directed Cal OSHA to amend California's bloodborne pathogens standard. This regulation requires the use of needle products that effectively eliminate or reduce injury rates. Employers are also required to create and maintain a log of all needlestick injuries by the type of device and the manufacturer's brand. Noncompliance with this Cal OSHA standard can result in misdemeanor and/or felony charges that carry penalties of up to three years in prison and fines up to $250,000.

     Seventeen states have now enacted safety needle laws. California, Tennessee, Maryland, Texas, New Jersey, Ohio, West Virginia, Minnesota, Maine, Georgia, New Hampshire, Iowa, Alaska, Connecticut, Oklahoma, Massachusetts, and New York have all enacted safety needle laws. In addition, numerous states have introduced legislation containing language similar to that passed in California. Federal legislation was signed into law on November 6, 2000, by President Clinton.

Marketing and Distribution
--------------------------

     The vast majority of decisions relating to the purchase of medical supplies are made by the purchaser representatives of the various healthcare organizations rather than the end-users of the product (nurses, doctors, and testing personnel). Furthermore, many of these organizations have entered into agreements with group purchasing organizations ("GPOs") which contract for the purchase of supplies on behalf of their member organizations in order to obtain the lowest possible prices. The GPOs individually negotiate prices with manufacturers of medical devices and supplies and thus their healthcare provider members are only able to select their medical supplies and equipment from a list of pre-negotiated suppliers. According to "The Role of Group Purchasing Organizations in the US Health Care System," a report prepared by Muse & Associates for the Health Industry Group Purchasing Association ("HIGPA"), the potential hospital marketplace for medical/surgical equipment and supplies in 1998 and 1999 was $32.8 billion and $34.1 billion, respectively. HIGPA and other industry representatives estimate that 80 percent of these hospital expenditures were channeled through GPOs. The reluctance to purchase products outside GPO contracts is due in part to the exclusivity of the contracts.

     Accordingly, we market our products to the individual end-users (nurses, doctors, and testing personnel) and their purchaser representatives so that they request their GPOs add our products to their list of available products.

     We distribute our products in the United States and its territories through 8 general line and 17 specialty distributors. We utilize 11 international distributors. We entered into an agreement with Abbott whereby Abbott agreed to act as a nonexclusive marketer and distributor of our 1cc, 3cc, 5cc, and 10cc syringes, blood collection tube holders, and small tube adapters to acute care facilities in the United States. The Abbott agreement is for an initial five-year term. We will continue to utilize our current general line and specialty distributors in other market segments, such as primary care and alternate care facilities.

     We have developed a national direct marketing network in order to market our products to healthcare customers and their purchaser representatives of approximately 15 employees located across Texas, Georgia, California, Tennessee, New Jersey, Wisconsin, and Arizona. We employ this marketing force of product specialists and nurses who are strategically placed in order to take full advantage of emerging legislation concerning safety products in healthcare. Our marketers make calls on target markets and segments that are high volume users of syringes and blood collection tube holders. Our marketers penetrate all of the departments that affect the decision-making process for safety products, including the purchasing agents. They also call on alternate care sites and talk directly with the decision-makers of the facility. We employ registered nurses who educate healthcare providers and healthcare workers through accredited continuing education units for in-service training, exhibits at related trade shows, and publications of relevant articles in trade journals and magazines. These nurses provide clinical support to customers. In addition to marketing our products, the network demonstrates the safety and cost effectiveness of the VanishPoint(R) automated retraction products to customers. We provide to healthcare facilities cost analysis software developed by Arthur Andersen LLP which, after entry of data for their particular facility, provides healthcare professionals an analysis of the cost savings provided by using VanishPoint(R) syringes compared to the costs of standard syringes.

     We have nonexclusive distribution agreements with 7 organizations for the distribution of our products in: Western Europe, Japan, Australia, Mexico, Canada, France, Germany, Switzerland, Belgium, Netherlands, Luxembourg, Tanzania, Uganda, Zimbabwe, Botswana, Namibia, Mozambique, Angola, Zaire, Kenya, Nigeria, Mauritius, and Madagascar. In addition, we have 4 exclusive distribution agreements for the distribution of our products in Puerto Rico, South Africa, United States Virgin Islands, British Virgin Islands, Antigua, Barbados, St. Martin, Cuba, Ireland, the Dominican Republic, Saudi Arabia, Syria, Iraq, Turkey, Iran, Pakistan, Kuwait, Morocco, Algeria, Tunisia, Egypt, Sudan, Afghanistan, Oman, Yemen, and the United Arab Emirates. Sales to foreign markets are limited at this time, as the marketing efforts are in their early stages. The total population of Western Europe exceeds 310 million, and the recognition for the urgency of safe needle devices in parts of Europe has echoed the United States model. In France, England, Germany, and Italy, organized healthcare worker unions have taken action to force hospitals and government agencies to place safety as a priority. France has led Western Europe in its recognition of safety and has implemented VanishPoint(R) blood collection tube holders in several hospitals and clinical laboratories.

     Key components of our strategy to increase our market share are to: (a) continue marketing emphasis in states that have implemented safe needle legislation; (b) continue to add Veterans Administration facilities, health departments, emergency medical services, federal prisons, and home healthcare facilities as customers; (c) educate healthcare providers, insurers, healthcare workers, government agencies, government officials, and the general public on the reduction of risk and the cost effectiveness afforded by our VanishPoint(R) products; (d) supply product through Group Purchasing Organizations and Integrated Delivery Networks; (e) explore possibilities for future licensing agreements and joint venture agreements for the manufacture and distribution of safety products in the United States and abroad; (f) offer a full product line on existing products; (g) introduce new products; and (h) continue to increase international sales, particularly in Europe, where safety legislation appears to be moving parallel to the United States, with a one to two year lag time.

     Several factors could materially affect the marketability of our products. Demand could be dramatically increased by current legislation encouraging the use of safety syringes. Demand could also be increased if we were successful in the antitrust lawsuit we have filed against B-D and others. See "Legal Proceedings." Marketability of our products would depend, in part, on our ability to meet a dramatic and sudden increase in demand and on our ability to quickly find additional production capacity through licensing agreements and joint ventures, the purchase of appropriate facilities, or manufacturing and storage services. We have increased shifts on the 3cc and blood collection tube holder assembly lines. We are improving machine performance and planning an expansion of our modular facility in order to increase production.
Additionally, the 1cc assembly equipment was delivered in the fourth quarter of 2000.

Status of Publicly Announced New Products
-----------------------------------------

     We have received FDA pre-market notification, which allows these products to be put into interstate commerce, for the 1cc tuberculin, insulin, and allergy antigens syringes and began producing them in the first quarter of 2001. We have received patents for the application of automated retraction to dental syringes, winged IV's, and catheter introducers. We anticipate introducing these products in the near future.

Competition
-----------

     According to Theta's 1998 report, the leading manufacturers of hypodermic syringes and blood collection products are B-D, with a market share of approximately 71 percent, Sherwood/Davis & Geck Division of American Home Products Company which was acquired by Tyco International Ltd. ("Sherwood"), with a market share of approximately 22 percent, and Terumo Medical Corporation ("Terumo"), with a market share of approximately 7 percent.

     Founded in 1897, B-D is headquartered in New Jersey. B-D's medical device division accounts for approximately $1.9 billion, or 56 percent, of B-D's total fiscal 1999 sales. The injection systems segment accounts for 42 percent of B-D's fiscal 1999 device division sales. B-D currently manufactures the SafetyLok(TM), a syringe that utilizes a tubular plastic sheath that must be manually slid over the needle after an injection, and the SafetyGlide(TM), a syringe, which utilizes a hinged lever to cover the needle tip. B-D also manufactures a safety blood collection tube holder that utilizes the SafetyLok(TM) sheath. B-D's "Vacutainer(R)" blood collection tube holder is commonly used as industry jargon to refer to blood collection tube holders in general.

     Sherwood was acquired by Tyco International Ltd., a company headquartered in Bermuda. Sherwood manufactures the Monoject(R), a safety syringe that utilizes a sheath similar to the B-D SafetyLok(TM) syringe, but currently does not manufacture a safety blood collection tube holder.

     Founded in 1974, Terumo was the first company to sell disposable syringes in Japan. Today Terumo manufacturers standard syringes and blood collection tube holders, operates internationally, and has sales in some 120 countries.

     Both B-D's and Sherwood's safety syringes require the use of two hands and several extra steps to activate the tubular plastic shield which must be slid and locked into place to protect the needle. In contrast, use of the VanishPoint(R) syringe is identical to that of a standard syringe until the end of an injection, when the automated retraction mechanism retracts the needle directly from the patient safely into the barrel of the syringe. This allows both hands to remain safely out of harm's way.

     B-D and Sherwood have greater financial resources, larger and more established sales and marketing and distribution organizations, and greater market influence, including the long-term contracts with GPOs described earlier. These competitors may be able to use these resources to improve their products through research or acquisitions or develop new products, which may compete more effectively with our products. Based on the licensing agreement B-D has entered into with Med-Design, it is possible that B-D may in the future attempt to manufacture retractable needle products. Med-Design asserts patent rights to manufacture a line of retractable needle products.

     In addition to B-D and Sherwood, there are companies that manufacture needlestick injury prevention products that our products will compete against for market share. Among those companies are: Bio-Plexus, Inc. ("Bio-Plexus"), Smiths Industries Medical Systems ("SIMS"), and New Medical Technologies, Inc. ("NMT"). Bio-Plexus utilizes a recessed internal hollow blunt safety technology where the internal blunt is advanced and locked into place beyond the sharp outer tip of the needle. SIMS utilizes a patented sheath whereupon completion of the procedure, the healthcare worker presses the sheath against a hard surface to lock the needle into the sheath. NMT manufactures a syringe that utilizes automated retraction of the used needle within the barrel of the syringe. NMT currently manufactures and makes commercially available one syringe size in limited needle lengths.

     Other events that are having an impact on our competitiveness include class action lawsuits by healthcare workers and our decision to pursue our claims for damages against B-D and Sherwood, among others. Class action suits on behalf of healthcare workers have been filed in several states against B-D and Sherwood, et al. The success of such lawsuits could, obviously, be materially beneficial to any company that provides a safer alternative technology to the standard needle products, which cause as many as 800,000 reported needlestick injuries each year. We have filed a lawsuit to pursue claims for damages for anti-trust violations against B-D; Tyco International (U.S.), Inc.; Tyco Healthcare Group, L.P.; Novation, LLC; VHA, Inc.; Premier, Inc.; and Premier Purchasing Partners, L.P. See "Legal Proceedings."

     Our competitive strengths include that the VanishPoint(R) syringe is the only safety syringe given the highest possible rating by ECRI (formerly Emergency Care Research Institute). Our blood collection tube holder is one of only two safety products given the highest possible rating. Our products also have an advantage because minimal training and changes to practitioners' normal routines are required. Use of our products also prevents unfortunate and improper reuse.

     Our competitive weaknesses include our current lack of market share (less than 1/4 of 1 percent) because three well-established companies control most of the market. Our competitive position is also weakened by our higher initial price per unit and the method that providers use for making purchasing decisions. Our products are initially more expensive. However, the price per unit is competitive or even lower than the competition once all the costs incurred during the life cycle of a syringe are considered. Such life cycle costs include disposal costs, testing and treatment costs for needlestick injuries, and treatment for contracted illnesses through needlestick injuries.

Dependence Upon Key Suppliers
-----------------------------

     We purchase most of our product components from single suppliers, including needle adhesives and packaging materials. There are multiple sources of these materials. We own the molds that are used to manufacture the plastic components of our products. Changes in suppliers such as Magor Molds (mold supplier), Sortimat Technology GmBHd Co. ("Sortimat") (assembly machine supplier), Nissho Corporation (needle supplier), Multivac, Inc. (packaging supplier), and/or Sterigenics (sterilization company) could disrupt production schedules. We have begun buying needles from a second source, ISPG. In addition, shortages may occur from some suppliers, creating delays or reductions in product shipments, which could have a material adverse effect on our operating results. Further, delays in filling orders could cause problems with customers, resulting in a permanent loss in sales.

Dependence on Certain Customers
-------------------------------

     Sales from the first half to the second half of fiscal 1999 increased 261 percent due to increased sales in California principally due to the safe needle law, which went into effect July 1, 1999. Purchases made by California customers during this period did not appreciably increase for locations outside California. Abbott accounted for the majority of sales of our products to acute care end-user facilities in the second half of 2000.

     Significant acute care and nonacute care facilities using VanishPoint(R) products include: Scripps Healthcare System, Riverside Memorial Hospital, Mississippi Department of Health, and California Department of Health.

Manufacturing
--------------

     We currently manufacture our 1cc, 3cc, 5cc, and 10cc VanishPoint(R) syringes and the VanishPoint(R) blood collection tube holder and small tube adapter in a controlled environment in Little Elm, Texas. We have an agreement with NYPRO Precision Assemblies, a California corporation, to provide subassembly services for the 5cc and 10cc syringes. We have also outsourced molding to Anura Plastic, also a California company. The size of the facility in Little Elm, Texas, is 22,500 square feet, with 18,000 square feet dedicated to production. The facility was designed to be modular so that, as new product lines are added or duplicate production lines are built, it can be expanded to house this new equipment without disrupting production. Assembly of the 3cc syringe uses a fully automated process, developed by Sortimat, a leading equipment manufacturer, with a manufacturing capacity of approximately 3 1/2 million units per month. The automated blood collection tube holder assembly has the manufacturing capacity of approximately 1 million units per month.

     All components of our products, except needles, can be produced at our Little Elm manufacturing facility. Currently, in order to increase production capacity, we are outsourcing some of the molding and assembly processes. Technologically advanced molding machines, using a combination of hot-runner and cold-runner molds (depending primarily on the size of the part being molded), produce the molded parts for VanishPoint(R) products. We own all of the molds we use. Cold runner molds have a lower initial purchase price and require less maintenance than hot runner molds. Furthermore, hot runner molds are not suitable for all molded parts. These additional costs must be evaluated against the cost of the scrap material to justify purchasing higher priced molds. Cold runner molds receive the material directly from the heated barrel on the molding machine. The molten plastic is injected into the back of the mold through a sprue and flows through channels called runners through the mold to the cavities that form the part. A sprue is the part of the scrap the runners are attached to. The molten material runs through a central point and then continues through small channels to fill the cavities of the mold. The material left in the central entry point is called a sprue and the material left in the smaller channels is called a runner. When the molten material is cooled, the runners are attached to the sprue and both are discarded during the manufacturing process. The finished molded component is sent to the assembly line. The sprue and runners are discarded during the manufacturing process. The cold runner mold, itself, is not scrapped. Because of the increased complexity of hot runner molds, they tend to have a higher initial cost as well as higher maintenance cost.

     When the cooling time is complete, the mold opens and the parts and runner are ejected. Semi-hot runner molds receive the molten material similar to cold runner molds. The difference is the mold has a manifold inside that the material is injected into, then to individual hot tips that feed a smaller runner system that feed the cavities. This type of system creates less scrap than a conventional cold runner system. Hot runner molds are similar to semi-hot molds with the exception that all the cavities are fed with the material through individual hot tips which results in no scrap at all.

     We purchase the needles used in VanishPoint(R) products from Nissho Corporation, one of the world's larger suppliers and ISPG, a United States supplier. We wind the retraction springs in-house using a high-grade stainless steel spring wire. All parts are tested for biocompatibility and radiation tolerance. After automated assembly, products are sealed in blister packages, boxed and sent out for sterilization at one of two outside radiation facilities. Our packaging equipment was manufactured by MultiVac, Inc., a leading packaging machine manufacturer. We also have an automated assembly process for manufacturing our blood collection tube holders.

     We have limited experience in manufacturing the VanishPoint(R) product line in commercial quantities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel, compliance with FDA regulations, and the need for further FDA pre-market notification of new manufacturing processes. Difficulties encountered by us in manufacturing scaleup could have a material adverse effect on our business, financial condition, and results of operations. Our manufacture of retractable medical devices relies on sophisticated and intricate processes. While we devote substantial time and expense to continuous refinement of our manufacturing processes and quality control and testing throughout the manufacturing process, you should recognize that numerous factors, including machinery calibration, product engineering, employee training, and training of the end user will impact the usefulness and acceptance of the devices we make and market. In 2000 we received isolated reports of needle separation from end users; these incidences were limited to a small number of 3cc syringes with small gauge needles. RTI responded to these reports by performing investigations on all relevant manufacturing processes and involved components. In addition, we voluntarily removed potentially affected lots of syringes from the market. The FDA has reviewed our removal process and has classified it as a Class II recall which requires no further action. A Class II recall is defined as a "temporary or medically reversible adverse health consequence" in which the
"probability of serious adverse health consequence is remote."   The cost of the
recalled product was not material to us, and we expect no further activity in this matter.

Production Capacity
-------------------

     We are currently operating at a production rate in excess of 30 million syringes and 10 million blood collection tube holders annually. Currently, market demand for safety needle devices outpaces our production capacity. We have increased the number of operating shifts and improved machine performance relating to the 3cc syringe and blood collection tube holders. We have increased production capacity for our 5cc and 10cc syringes by outsourcing the subassembly for these products. We have outsourced molding to provide better operating efficiencies. Other methods we are currently reviewing to increase capacity include: joint ventures with manufacturers of medical equipment, the expansion of our current manufacturing facility, short-term mobile buildings to hold inventory, and the outsourcing of production and subassembly of subcomponents. We have executed an agreement with NYPRO Precision Assemblies, Inc., a California corporation, for the provision of subassembly services for components of the 5cc and 10cc syringes, which will enable us to increase our current manufacturing capacity. We are considering licensing and/or sublicensing of our patent rights, as well as joint ventures to achieve additional production. Our current facilities have been augmented by an outsourcing agreement with Anura Plastic which provides us with additional molding capacity for parts and warehousing space in California. Our long-term plans include ordering additional assembly equipment and building an additional manufacturing facility.

Patents and Proprietary Rights
------------------------------

     Thomas J. Shaw, our Chief Executive Officer, and RTI entered into a Technology License Agreement dated effective as of the 23rd day of June, 1995, whereby Mr. Shaw granted us "... a worldwide exclusive license and right under the `Licensed Patents' and `Information,' to manufacture, market, sell and distribute `Licensed Products' and `Improvements' without right to sublicense and subject to such nonexclusive rights as may be possessed by the Federal Government..." 'Licensed Patents', 'Information', 'Licensed Products', and 'Improvements' are all defined extensively in the Technology License Agreement which is incorporated into this Report by reference to prior filings in the
Exhibit Index. We may enter into licensing arrangements with Mr. Shaw's written approval of the terms and conditions of the licensing agreement. The 'Licensed Products' include all retractable syringes and retractable fluid sampling devices and components thereof, assembled or unassembled, which comprise an invention described in 'Licensed Patents', and improvements thereof including any and all 'Products' which employ the inventive concept disclosed or claimed in the 'Licensed Patents'.

     In exchange, we paid Mr. Shaw a $500,000 initial licensing fee which was fully paid in 1997. Furthermore, we agreed to pay a 5 percent royalty on gross sales after returns. The license terminates upon expiration of the last licensed patents unless sooner terminated under certain circumstances. The licensing fee and royalties have been paid in accordance with this agreement.

     We have the right and obligation to obtain protection of the invention and have full and complete control over prosecution of patent properties. The license unilaterally changes to a nonexclusive license in the event of a hostile takeover. Also, if Mr. Shaw involuntarily loses control of RTI, the license becomes a nonexclusive license and a right to information.

     We have sought foreign patent protection through the Patent Cooperation Treaty, and have filed applications for regional and national patent protection in selective countries. These regional patents include Western Europe and Africa. In addition, we have filed applications for national patents in selective countries where we believe the VanishPoint(R) syringe can be utilized most.

     We hold 16 United States patents related to our automated retraction technology, including patents for dental syringes, catheter introducers, winged IV sets, syringes, and blood collection tube holders. In addition, we have multiple applications for patents currently pending.

     We have also registered the following trade names and trademarks:
VanishPoint(R), RT with a circle mark, and the Spiral Logo used in packaging our products. We also have an application pending for trademark protection for a new VanishPoint(R) logo and the phrase "the new standard for safety" and color-coded spots on the ends of our syringes.

     There are currently no patent infringement claims pending against the VanishPoint(R) retraction technology. We have decided, on the advice of patent counsel, not to purchase patent insurance because it would require inappropriate disclosure of information that is currently proprietary and confidential.

     Pursuant to the terms of a loan from Legacy Bank (formerly Plano Bank & Trust) in the amount of $710,000, we have agreed to a negative pledge on (an agreement not to engage in) the sale of patents without prior written permission.

Reliance on Patents, Licenses, and Protection of Proprietary Technology
-----------------------------------------------------------------------

     Our success will depend on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents and other intellectual property arrangements. These patents should be sufficient to protect the design of our current and proposed products. Litigation, either to enforce our patent rights or defend from patent infringement suits, would be expensive and would divert our resources from other planned uses. Any adverse outcome in such litigation could have an adverse effect on us. In addition, patent applications filed in foreign countries and patents granted in such countries are subject to laws which differ from those in the United States. Patent protection in such countries may be different from patent protection provided by United States laws and may not be favorable to us.

Regulatory Status and Effect of Regulation
------------------------------------------

     We and our products are regulated by the FDA. The syringe is a Class II medical device which requires assurance by the manufacturer that the device is safe and effective and that it meets certain performance standards. The FDA issued its "Order of Substantial Equivalence" declaring the VanishPoint(R) syringe products to be substantially equivalent to a legally marketed predicate device (i.e., granted us permission to market our safety syringes in interstate commerce) for the 3cc VanishPoint(R) syringe in December 1995; for the 5cc and 10cc VanishPoint(R) syringes in May 1997; for the 1cc allergy and insulin syringes in November 1997; for the 1cc VanishPoint(R) tuberculin syringe in February 1998; and for the VanishPoint(R) blood collection tube holder and small tube adapter in August 1997.

     In addition to pre-market notification (which results in obtaining the right to put products into interstate commerce), we must register with the FDA on an annual basis and provide the FDA with a list of commercially distributed products. Texas has similar registration requirements. The FDA is required to inspect all medical device manufacturing facilities at least once every two years to determine the extent to which they are complying with Quality System Regulation. The most recent inspection occurred in April 2000, after which the auditor determined "No Action Indicated."

     TUV Essen, a subsidiary of RWTUV Germany, certified our quality system for ISO 9001. Since the original certification in 1997, we have undergone annual surveillance audits with no major noncompliances noted. In addition, the VanishPoint(R) product line was certified for a CE Mark. The CE Mark authorizes us to sell in 18 different countries.

Government Funding of Research and Right to License
---------------------------------------------------

     Thomas J. Shaw developed his initial version of a safety syringe with the aid of grants by the National Institute of Drug Abuse, a subsidiary of the National Institutes of Health. As a result, the federal government has the right, where the public interest justifies it, to disperse the technology to multiple manufacturers so that the safety syringe can be made widely available to the public. However, the funding was only used to develop and patent the earlier syringe design as of 1991. That syringe was a bulkier, less effective, and more expensive version of the current product. Accordingly and on the advice of counsel, Management believes that the risk of the government demanding manufacture of this alternative product is minimal.

Research and Development
-------------------------

     We spent $763,690, $842,062, and $899,149 in fiscal 1998, 1999, and 2000, respectively, on research and development, primarily on development of prototype molds and manufacturing processes for the following products: 1cc syringe, 3cc syringe, 5cc syringe, 10cc syringe, and a blood collection tube holder. Prior to May 2000, our ongoing research and development activities were performed by an internal research and development staff. This team of engineers developed automated line assembly for the syringe and blood collection tube holder and established processes to meet regulatory requirements. Pursuant to the Abbott agreement entered into between us and Abbott, a new product team, made up of no fewer than two representatives each from Abbott and RTI, has been established for the purpose of developing new products utilizing the automated retraction technology. Products currently in development include the winged butterfly IV, the catheter introducer, and the dental syringe. Possible future products include all needle medical devices to which the automated retraction mechanism can be applied.

Environmental Compliance
------------------------

     We believe that we do not incur material costs in connection with
compliance with environmental laws.    RTI is considered a Conditionally Exempt
Small Quantity Generator because we generate less than 100 kilograms (220 lbs.) of hazardous waste per month. Therefore, we are exempt from the reporting requirements set forth by the Texas Natural Resource Conservation Commission. The waste that is generated at our facility is primarily made up of flammable liquids, and is sent for fuel blending by Safety Kleen. This fuel blending process completely destroys our waste and satisfies our "cradle-to-grave" responsibility.

     Other non-hazardous production waste includes clean polypropylene regrind that is sold to Penn Tex Plastics for recycling. RTI also grinds dirty plastics, syringes, and needles for disposal by Waste Management. All other non-hazardous waste produced is considered municipal solid waste and sent to a sanitary landfill by Waste Management.

     RTI also produces small amounts of regulated biohazardous waste from contaminated sharps and laboratory wastes. This waste is sent for incineration by American 3 CI.

Employees
---------

     As of the date of this Report, we had 219 full-time employees and two independently contracted consultants. Of the 219 full-time employees, approximately five persons were engaged in research and development activities, 135 persons were engaged in manufacturing and engineering, 35 persons were engaged in quality assurance and regulatory affairs, 18 persons were engaged in sales and marketing, 21 persons were engaged in general and administrative functions, and five persons in facilities. No employees are covered by collective bargaining agreements. We are dependent upon a number of key Management and technical personnel, and the loss of services of one or more key employees could have a material adverse effect on us. Our President and Chief Executive Officer, Thomas J. Shaw, has an employment contract. In addition to Mr. Shaw's employment contract, we have an employment contract with Phillip Zweig, Director of Communications. We have entered into two consulting agreements with independent contractors. The agreements are with companies that are controlled separately by Lillian E. Salerno and Marwan Saker, two Directors. See "EMPLOYMENT AGREEMENTS" and "INDEPENDENT CONSULTING AGREEMENTS" for more details.


Item 2.  Description of Property

     Our 22,500 square foot headquarters is located on 35 acres, which we own, overlooking Lake Lewisville at 511 Lobo Lane in Little Elm, Texas. The building is a modular portion of a larger planned building for which the engineering design has been finalized. The headquarters are in good condition and house our administrative offices and manufacturing facility. Our current expansion plans do not include going outside the 35 acres on which the headquarters is located. We anticipate that any future development of facilities beyond that 35 acres will be in areas closer to the east and west coast customer base. The land and building on which the headquarters is located are the subject of a lien by 1st International Bank as collateral on payment of a loan in the amount of $1,500,000. This loan is in good standing.

     We also lease Suites 618, 620, and 622 S. Mill Street, Lewisville, Texas, as well as storage stalls located at 102 E. Purnell, Lewisville, Texas, from Mill Street Enterprises, a sole proprietorship owned by Lillian E. Salerno, a Director. This lease is for 4,365 square feet of office space in good condition. The storage facility is used to store office documents. The lease is for five years commencing July 1, 1997, and ending June 30, 2002, at a monthly rate of $1,900. An additional lease has been signed for 628 Mill Street for a one-year period commencing April 1, 2000. The monthly rate is $1,000. This property is used exclusively for general office and marketing purposes. We do not hold any real estate or related securities for investment purposes.

     In the opinion of Management, all the properties and equipment are suitable for their intended use and are adequately covered by an insurance policy which lists Textron, Fleet Capital, Texas Bank, 1st International Bank, and Legacy Bank as the loss payees.

     We plan to expand the headquarters by 60,000 square feet and build a 15,000 square foot warehouse and related infrastructure in fiscal 2001 at an approximate cost of $11,000,000 for additional manufacturing space as well as office space. This expanded facility will be capable of accommodating six syringe assembly lines and two blood collection tube holder lines. Over the next two years we anticipate building a 100,000 square foot facility at an approximate cost of $12 million which will be utilized for housing an additional eight syringe assembly lines and three blood collection tube holder assembly lines. Management plans to finance the expansion by raising up to $60 million through debt and public equity offerings.


Item 3.  Legal Proceedings

     On January 29, 2001, RTI filed a lawsuit in the United States District Court for the Eastern District of Texas, Texarkana Division (the "Federal Court Case") styled Retractable Technologies, Inc. v. Becton Dickinson & Company, Tyco International (U.S.), Inc., Tyco Healthcare Group, L.P., Novation, L.L.C., VHA, Inc., Premier, Inc. and Premier Purchasing Partners, L.P. cause no. 501CV036.
We allege
violations of state and federal antitrust acts, tortious interference with prospective business relationships, business disparagement, and common law conspiracy. We are seeking the following damages: an injunction enjoining each defendant from continuing the unlawful conduct alleged and from entering into any other combination, conspiracy, or agreement having similar purposes or effect and for actual damages, punitive damages, treble damages, costs of suit including reasonable attorneys fees, pre-judgment and post-judgment interest at the maximum possible rate, and such other relief as we may be entitled.

     The Federal Court Case is in the discovery stage and, accordingly, we are assessing the true extent of damages actually incurred by us as a result of the defendants' monopolistic activities. We are in the process of researching such damage amounts and cannot state them with certainty at this time. We recently nonsuited (canceled) our lawsuit originally filed on September 30, 1998, in the District Court of Brazoria County in the 239th Judicial District (a state court) against B-D, Tyco International (U.S.), Inc., VHA, Inc., The Community Hospital of Brazosport, Angleton-Danbury General Hospital, and Sweeny Community Hospital. In that lawsuit we alleged an antitrust conspiracy between the defendants whereby they contracted among themselves and many other hospitals, doctors, and healthcare organizations in order to exclude us from selling the safety syringes and to maintain their own market share in violation of Texas Free Enterprise and Antitrust Act ("TFEAA"). The case was in the discovery stage when it was nonsuited.

     We are not a party to any other legal proceeding.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000, through the solicitation of proxies or otherwise.


                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

     Currently, there is no public trading market for our common stock. The 19,365,850 shares of outstanding common stock are currently held 57.8% by our Chief Executive Officer, Thomas J. Shaw, and 14.5% by Lillian E. Salerno, a Director. The remaining 5,365,850 shares are held by 612 nonaffiliated and 30 affiliated shareholders. As of the date of this Report, 1,728,105 shares of common stock are subject to issuance upon the exercise of outstanding options and 3,906,395 shares are reserved for issuance upon conversion of both the Series A and Class B stock. 7,725 shares of Series IV Class B Convertible Preferred Stock (convertible into common stock on a one-for-one basis) are reserved for issuance upon exercise of warrants. 500,000 shares of Class B stock are reserved for issuance as a dividend.

     4,850,750 shares of common stock and 2,939,395 shares of preferred stock held by non-affiliates are eligible for resale under Rule 144. An additional 14,515,100 shares of common stock and 967,000 shares of preferred stock are eligible for resale but are held by affiliates. Of the 14,515,100 shares of common stock held by affiliates, 14,000,000 are the subject of graduated lock up agreements over a two-year period ending in December 2002. Additionally, we have filed a Form SB2-A2 Registration Statement pursuant to which we plan to offer for sale up to 2,000,000 shares of common stock (the "Offering") after it is declared effective. The Registration Statement also covers the sale of an additional 5,293,350 shares of common stock by certain selling security holders.

     RTI is in the process of applying to have the common stock listed on the American Stock Exchange (the "AMEX") in conjunction with the Offering. Please note there can be no assurance that such listing on the AMEX can or will be obtained by RTI. If RTI is unable to list its common stock on the AMEX, the common stock will be listed on the Over-The-Counter Bulletin Board.

SHAREHOLDERS

     As of March 28, 2001, there were approximately 644 shareholders of record of our common stock.

DIVIDENDS

     We have not ever declared or paid any dividends on the common stock. We have no current plans to pay any cash dividends on the common stock. We intend to retain all earnings, except those required to be paid to the holders of the preferred stock, to support operations and future growth. As of the date of this Report, approximately $95,000 in dividends had accumulated on Series A Convertible Preferred stock and $8,031,000 in dividends had accumulated on the Class B Convertible Preferred Stock. We have the right to issue 500,000 shares of Class B Shares as a dividend. Pursuant to the requirements of a loan from Texas Bank, we have agreed not to return capital to the shareholders or redeem
outstanding shares without the bank's prior consent.   We did have permission
from the bank where necessary.

     See Part III - Item 9 for a discussion of compliance by Directors and Executive Officers with Section 16(a) of the Exchange Act.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

     The following discussion outlines all securities sold by us for cash or services rendered during the last year. Unless otherwise described, all of the shares sold or granted were issued pursuant to the authority granted by the private offering exemption outlined in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). None of the below mentioned "sales" were made to more than 35 nonaccredited investors and none were made with a view toward distribution. All shares issued were restricted and contained appropriate legends.

     From January 11, 2000, to May 10, 2000, we, with the assistance of Asset Allocations Securities Corp. and Northstar Securities Corporation (and its affiliate), offered and sold 1,133,800 shares of Series IV Class B Convertible Preferred ("Series IV") Stock to 25 accredited and 3 nonaccredited investors pursuant to Rule 506 at a price of $10 per share for a total of $11,338,000. Each share of Series IV Stock may, at the option of the stockholder, be converted to one share of common stock after three years from the date of issuance or in the event we file an initial registration statement under the Securities Act. Pursuant to individual Selling Agreements dated March 9, 2000, and March 1, 2000, respectively, warrants for the purchase of 75 and 150 shares of Series IV Stock were issued to Asset Allocations Securities Corp. and Northstar Securities Corporation as partial commissions. Three warrants were issued for each 100 shares sold. Asset Allocations Securities Corp. and Northstar Securities Corporation sold 2,500 and 5,000 shares of Series IV Stock, respectively. Each warrant entitles the holder to purchase one share of the Series IV Stock at an exercise price of $10 per share. The warrants expire on July 1, 2002. Asset Allocations Securities Corp. and Northstar Securities Corporation received $1,750 and $3,500 in cash commissions, respectively.

     In March 2000, we entered into a letter agreement with New Horizons International ("NHI") and Colebrand Limited whereby NHI and Colebrand Limited would provide consulting services regarding marketing advice. In the event they provided us with a contact that resulted in a proposed investment in any amount up to $60 million which terms are acceptable to us in our sole and absolute discretion, NHI was entitled to receive 5 percent of the total amount of capital invested in cash, and Colebrand Limited would receive the issuance of a number and type of securities equal to 2 1/2 percent of the total number and type of securities issued and a warrant for the right to purchase up to an amount of securities equal to 2 1/2 percent of the total number and type of securities sold. This relationship was terminated in early 2000. No shares were issued.

     In April 2000, we issued 245 shares of the Series III Class B Convertible Preferred ("Series III") Stock to CCP Management, the Colorado affiliate of Northstar Securities Corporation, in payment of commissions owed in the amount of $2,450 for assistance in selling the Series III Stock. Each share of Series III Stock may, at the option of the stockholder, be converted to one share of common stock after three years from the date of issuance or in the event we file an initial registration statement under the Securities Act of 1933.

     On September 14, 1999, the Board of Directors adopted the 1999 Stock Option Plan effective as of July 1, 1999 (the "Plan" for purposes of this section only). The Plan provides for the granting of ISOs and NQSOs as defined in the Plan and collectively referred to in this section only as "Awards." The exercise price for the ISOs is $10. The NQSOs have exercise prices from $1 to $10. The options will be exercisable at such times and subject to such terms and conditions as the Board of Directors or the Compensation and Benefits Committee may determine. All options must expire no later than ten years from the date of grant in the case of ISOs held by a non-10 percent shareholder, no later than five years from the date of grant in the case of a 10 percent shareholder, and as determined by the Board of Directors/Compensation and Benefits Committee at the date of grant in the case of NQSOs. The option price for any ISO will not be less than 100 percent of the fair market value of the common stock as of the date of grant. In the event the optionee is a 10 percent shareholder, the price of the ISO shall be 110 percent of the fair market value of the common stock as of the date of grant. In the event the optionee is not a 10 percent shareholder, the price of the ISO shall not be less than 100 percent of the fair market value of the common stock as of the date of grant. The Board of Directors has set $10 as the exercise price of RTI's ISOs granted prior to December 22, 2000. The option price for an NQSO is determined by the Board of Directors or Compensation and Benefits Committee on the date of grant. See RTI's 1999 Stock Option Plan which is incorporated herein by reference to RTI's Registration Statement on Form 10-SB filed on June 23, 2000, for a complete description of the rights of holders of options issued under this plan. In 2000, we issued ISOs for the purchase of 381,575 shares and NQSOs for the purchase of 282,200 shares of common stock under the 1999 Stock Option Plan.

     In April 2000, we issued options for the purchase of 25,000 shares of common stock under the 1999 Stock Option Plan to Mr. Wolfgang Buehler in exchange for molding and manufacturing services provided by Magor Molds.

     In April 2000, we issued options for the purchase of 3,333; 3,333; 1,667; and 1,667 shares of common stock under the 1999 Stock Option Plan, respectively, to Mr. Paul Danzinger, Mr. Rod DeLlano, Mr. Daniel Weiss and Mr. Leon Weiss as beneficiaries for the estate of Michael Weiss who provided legal services to RTI.

     In May 2000, we entered into an agreement with Abbott. Pursuant to the Abbott agreement, Abbott agreed to lend to us, in increments of $1,000,000, an aggregate of up to $5,000,000 at an interest rate of prime plus 1 percent per year up to the maturity date of June 30, 2005. In consideration, we agreed that any and all principal amounts borrowed could be converted into common stock at a price of $10 per share. As of the date of this Report, we have borrowed $5,000,000 of funds under this Agreement. No common stock has been issued.

     In August 2000, we issued options for the purchase of 5,000 shares of common stock under the 1999 Stock Option Plan to Mr. F. John Deuschle in exchange for his prior service as a Director.

     In August 2000, we issued options for the purchase of 5,000 shares of common stock under the 1999 Stock Option Plan to Mr. John Wilson in exchange for his prior services as a Director.

     In September 2000, we issued a mandatory redemption of 541,500 shares of the Series A Convertible Preferred Stock pursuant to our rights under the appropriate certificate of designation. According to the provisions of the appropriate certificate of designation, we redeemed 22,000 shares of the Series A Stock for an aggregate price of $37,624 which was equal to the redemption price of $1.70 per share plus accrued and unpaid dividends through the redemption date. Pursuant to the appropriate certificate of designation, shareholders owning any of the certificates selected for redemption were entitled to convert their shares into common stock on a one-for-one share basis and payment of accrued and unpaid dividends in lieu of being paid the redemption price. Accordingly, 519,500 shares of Series A Stock were converted into 519,500 shares of common stock.

     In October 2000, we issued an Important Notice of Registration of Public Sale of common stock to all holders of preferred stock in accordance with the requirements of each of the certificates of designation. Pursuant to the rights set forth in the various certificates of designation, the preferred stockholders had the right to give us notice of their desire to have the shares of common stock (attained through conversion of their preferred stock) participate in the registration. Pursuant to these rights, 128 Series A Convertible Preferred Stock ("Series A") shareholders, 152 Series I Class B Convertible Preferred Stock ("Series I") shareholders, 119 Series II Class B Convertible Preferred Stock ("Series II") shareholders, 236 Series III shareholders, and 21 Series IV shareholders converted their preferred shares into shares of common stock on a one-for-one basis. The Series A shareholders originally purchased their preferred stock for $1 per share. The Series I shareholders originally purchased their shares for $5 per share. Series II shareholders originally purchased their shares for $10 per share. Series III shareholders originally purchased their shares for $10 per share. The Series IV shareholders originally purchased their shares for $10 per share. In exchange for each share of the preferred stock, the shareholders were entitled to one share of common stock plus all dividends accrued through the dates of conversion, which amounts to an aggregate amount of $4,518,335. These accrued dividends will be paid if and when declared by the Board of Directors. An aggregate of 4,846,350 shares of common stock was issued as a result of converting preferred shareholders.

     In November 2000, we issued options for the purchase of 8,000 shares of common stock under the 1999 Stock Option Plan to Ms. Karen Marangi in exchange for legal services.

     In November 2000, we issued options for the purchase of 5,000 shares of common stock under the 1999 Stock Option Plan to Mr. Marwan Saker in exchange for his service as a Director.

     In November 2000, we issued options for the purchase of 2,500 shares of common stock under the 1999 Stock Option Plan to Ms. Victoria Shaw in exchange for her services as a Consultant.

     In November 2000, we issued options for the purchase of 10,000 shares of common stock under the 1999 Stock Option Plan to Dr. Jimmie Shiu in exchange for his service as a Director.

     In November 2000, we issued options for the purchase of 2,000 shares of common stock to Mr. Jonathon Yarowsky under the 1999 Stock Option Plan in exchange for legal services.

     In November 2000, we issued options for the purchase of 5,000 shares of common stock under the 1999 Stock Option Plan to Dr. Edith Zagona in exchange for her services as a Director.

     In November 2000, we issued options for the purchase of 5,000 shares of common stock under the 1999 Stock Option Plan to Mr. Clarence Zierhut in exchange for his services as a Director.

     In connection with a consulting agreement in 2000, we issued NQSOs for the purchase of 61,000 shares of the common stock at an exercise price of $10 per share to Saker Investments.

     In 2000 and in connection with an employment agreement, we issued NQSO's for the purchase of 10,000 shares of our common stock under the 1999 Stock Option Plan to Phillip L. Zweig.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     Certain statements included by reference in this Report containing the words "believes," "anticipates," "intends," "expects," and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of RTI to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the impact of dramatic increases in demand, our ability to quickly increase production capacity in the event of a dramatic increase in demand, our ability to continue to finance research and development as well as operations and expansion of production through equity and debt financing, as well as sales, and the increased interest of larger market players in providing safety needle devices. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

HISTORICAL SOURCES OF LIQUIDITY

     We have historically funded operations primarily from proceeds from private placements and bank loans. We were capitalized with over $42,000,000 raised from five separate private placement offerings. As of September 30, 1995, we sold 5,000,000 shares of Series A Stock at $1 per share, for an aggregate of $5,000,000. As of October 31, 1996, we sold 1,000,000 shares of Series I Class B Stock at $5 per share for an aggregate of $5,000,000. As of January 31, 1998, we sold 1,000,000 shares of Series II Class B Stock at $10 per share for an aggregate of $10,000,000. As of September 30, 1999, we sold 1,160,200 shares of Series III Class B Stock at $10 per share for an aggregate of $11,602,000. Finally, as of May 4, 2000, we sold 1,133,800 shares of Series IV Class B Stock at $10 per share for an aggregate of $11,338,000.

     We obtained $1,200,000, $710,000, and $2,000,000 in 1996, 1997, and 2000,
respectively, from bank loans. Additionally, we received a Small Business Administration loan of $1,000,000 in 1996 to pay for portions of automated assembly equipment, multi-cavity molds, and other equipment. Furthermore, we borrowed $3,000,000 in August 2000 and $2,000,000 in December 2000 under our Credit Agreement with Abbott.

SELECTED FINANCIAL DATA

     The following selected financial data for fiscal years ended December 31, 2000 and 1999, is derived from financial statements, which were audited by independent accountants. The data should be read in conjunction with the audited financial statements and selected notes and the following discussion of results of operations.

                      CONDENSED STATEMENTS OF OPERATIONS

                                                                                Year Ended December 31
                                                                          ---------------------------------
                                                                               2000                 1999
                                                                          ------------          -----------
Sales, net                                                                $  9,641,451          $ 3,375,158
Cost of sales                                                                8,815,939            2,331,070
                                                                          ------------          -----------
     Gross margin                                                              825,512            1,044,088
                                                                          ------------          -----------
Operating Expenses
Preproduction manufacturing                                                    627,200            1,837,830
Sales and marketing                                                          4,955,456            3,742,779
Research and development                                                       899,149              842,062
General and administrative                                                   4,788,735            2,863,989
                                                                          ------------          -----------
     Total operating expenses                                               11,270,540            9,286,660
                                                                          ------------          -----------
     Loss from operations                                                  (10,445,028)          (8,242,572)
     Interest income (expense), net                                                419                9,064
                                                                          ------------          -----------
Net Loss                                                                  $(10,444,609)         $(8,233,508)
                                                                          ============          ===========
Dividend requirement                                                      $  3,719,839          $ 2,999,848
Loss per share (basic and diluted)                                               $(.96)               $(.80)
Weighted average common shares                                              14,716,190           14,000,000
 outstanding

     The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are to our fiscal year ended December 2000 or 1999. Variances have been rounded to the nearest one thousand dollars.

                           Comparison of Year Ended
              December 31, 2000, and Year Ended December 31, 1999

     Net sales were $9,641,451 and $3,375,158 for the years ended December 31, 2000, and December 31, 1999, respectively. The increase of $6,266,293, or 186%, was due principally to increased production capacity. Sales under the Abbott agreement accounted for more than half of the revenues during the year 2000. Sales to other distributors in 2000 increased 36 percent compared to 1999. Syringe revenues increased $4,348,820 or 147% and blood collection tube holder revenues increased $1,917,473 or 459%.

     Cost of sales increased from $2,331,070 in 1999 to $8,815,939 in 2000, or an increase of 278%. Of the variable costs, labor costs increased $2,660,000, material costs increased $2,600,000, and royalty costs were up $350,000. Repair and maintenance expense increased $305,000, depreciation increased $197,000, consulting increased $74,000, and travel increased $59,000. As we completed development stage activities in the second quarter of 2000 we no longer classify any manufacturing costs as preproduction manufacturing expense.

     Preproduction manufacturing expenses decreased from $1,837,830 in 1999 to $627,200 in 2000, or $1,210,630. Preproduction labor decreased by $730,000, depreciation decreased by $199,000, and supplies decreased $151,000 from the year 1999 compared to the year 2000. The decreases were due to decreased production time attributable to mold and piece part validations.

     Research and development expense increased from $842,062 in 1999 to $899,149 in 2000. An increase in travel ($18,000) and engineering supplies ($79,000) was partially offset by a decrease in consulting expenses ($62,000).

     Sales and marketing expenses increased 32 percent to $4,955,456 in 2000 from $3,742,779 in 1999, an increase of $1,212,677. As a percentage of revenues, sales and marketing expenses decreased from 111 percent to 51 percent. Marketing fees to distributors increased $1,980,000 due to the increase in revenues. Travel expenses decreased $152,000. Advertising and marketing samples decreased by about $160,000 in 2000 compared to 1999. Consulting expenses increased $151,440 as a result of our international marketing efforts.

     General and administrative costs increased $1,924,746 or 67 percent, from 1999 to 2000. Additional personnel increased salary expenses by $474,000. Legal and accounting fees increased by $316,000, principally due to the filing requirements we have as a publicly reporting company. Compensation attributable to non-employee stock options increased $767,000 and was expensed as incurred in 2000. In prior years this expense was amortized over a longer vesting period. Travel expenses increased $90,000. Office expenses increased $90,000 and recruiting expense increased $40,000 in 2000 compared to the year 1999.

     Interest income increased by $82,167 or 67% due to higher invested cash balances. Interest expense net increased $90,812 or 80% due to higher outstanding debt. The increase in interest expense was offset by an increase in capitalized interest.

     Net cash used by operating activities was $8,281,126 in 2000. The principal reason for the use of cash was a net loss of $10,444,609; offset by non-cash expenses of depreciation and amortization of $938,570; stock option compensation of $811,670; and allowances for doubtful accounts of $68,379.

     Principal changes in working capital were increases in inventories of $897,674, increases in accounts receivable of $1,794,207, increases in accounts payable of $1,024,192, and increases in marketing fees payable of $1,598,546. All of these increases were due to increases in production and sales volumes.

     Net cash used by investing activities was principally due to additions to property, plant, and equipment of $2,687,464. Additions included approximately $1,800,000 of equipment for the 1cc product line, $135,000 for computers and office equipment, and $274,000 in capitalized interest. The Company sold $600,000 in restricted certificates of deposit to reduce debt.

     Net cash provided by financing activities consists of $11,338,000 obtained from the sale of Series IV Class B Stock, $5,000,000 of loan proceeds from Abbott, and $2,000,000 from loans from 1st International Bank.

     Cash used by financing activities are principally repayments of debt of $1,817,858; including $1,150,789 to pay off Western Bank and $200,000 paid to Legacy Bank. The Company also paid dividends of $2,971,976 to its Series A Preferred Stock holders.

                           Comparison of Year Ended
              December 31, 1999, and Year Ended December 31, 1998

     Net sales were $3,375,158 and $845,559 for the years ended December 31, 1999, and December 31, 1998, respectively. The increase of $2,529,599, or 300%, was principally due to increased sales of $1,879,599 to customers with distribution in California. The increase was a result of the safe needle legislation in California.

     Cost of sales increased from $765,448 in 1998 to $2,331,070 in 1999, or an increase of 205%. As a percentage of revenue, cost of sales decreased from 91% in 1998, to 69% in 1999. The improvement is due to achieving higher production volumes while some costs remained relatively fixed. Material costs increased $939,000, and labor costs increased $289,000 from 1998 to 1999 due principally to increased sales volume.

     Preproduction costs increased from $1,004,828 to $1,837,830. Increases were due to validation of new equipment and piece parts to fulfill the need for increased production volumes. Preproduction labor increased $585,000 and material costs were up $94,000 from 1998 to 1999.

     Sales and marketing expenses increased 143% to $3,742,779 in 1999 from $1,539,822 in 1998 but decreased as a percentage of revenue from 182% to 111%. The increase in expenses is principally due to the increased effort to market VanishPoint(R) products in California, including retaining a marketing company that provided contract sales representatives to supplement the marketing effort. The expense in 1999 for contract sales representatives was $462,000. Additionally, RTI began paying marketing fees in 1999. This represents $604,000 of the increase. There was no comparable expense in 1998 for outside contract sales representatives or marketing fees in 1998. Additional staffing costs were approximately $540,000. Travel and entertainment expense increased $216,000.

     Research and development costs increased, primarily in staffing, as more resources were committed to the 1cc syringe.

     General and administrative costs increased 18% due to increases in staffing and consulting services, offset somewhat by decreases in legal fees.

     Interest income decreased due to lower average outstanding cash balances.

     Interest expense decreased due to lower outstanding debt and more interest being capitalized.

     Net cash used by operating activities was $6,664,724 in 1999. The principal reason for the use of the cash was a net loss of $8,233,508; offset by non-cash expenses of depreciation and amortization of $950,471; and stock option compensation of $104,122.

     Principal changes in working capital were increases in accounts receivable of $509,668, increases in accounts payable of $485,958, and increases in marketing fees payable of $338,526. These increases were due to increased production and sales volumes.

     Net cash used by investing activities was primarily due to additions to property, plant, and equipment of $1,960,609, including capitalized interest of $168,939. Equipment purchases were primarily for the 3cc product line.

     Net cash provided by financing activities consists of $8,584,000 obtained from the sale of Series III Class B Stock. Cash used by financing activities are repayments of debt of $442,762 and $458,686 in commissions and other expenses related to preferred stock issuances.

ASSESSMENT OF FAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     On June 15, 1998, the Financing Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company has evaluated the expected effect of adopting FAS 133, and the Company determined that it has not entered into any transactions for derivative instruments or hedging activities that would qualify for treatment under the provisions of the Statement.

LIQUIDITY AND FUTURE CAPITAL REQUIREMENTS

     We believe we will be able to sustain operations for our existing products without additional financing. We believe that we will achieve our breakeven point in the year 2001. To the extent we use all of our cash resources, we will be required to obtain additional funds, if available, through additional borrowing or equity financing. There can be no assurance that such capital will be available on acceptable terms. If we are unable to obtain sufficient financing, we may be unable to implement our long-term plan of operation. We anticipate strengthening our capital structure over the next four years by increasing capital through debt and equity offerings, improving profitability, and participating in joint ventures or licensing arrangements, where possible, to accelerate the manufacture and distribution of our products.

     We currently produce products at a rate in excess of 30 million 3cc syringes and 10 million blood collection tube holders annually. In order to ramp up production to meet the expected demand for safe needle devices, we raised a little over $18 million in debt and equity funds in 2000. We obtained these funds from: (1) two loans given by 1st International Bank totaling $2,000,000, (2) a loan of $5,000,000 from Abbott, and (3) the sale of $11,338,000 of our Series IV Class B Stock. We obtained $2,000,000 of the $18,000,000, from 1st International Bank in the form of two loans. The loan for $1,500,000 from 1st International Bank matures on February 18, 2005. Monthly payments are based on a twenty-year amortization and the loan bears interest at prime plus 1%. The $500,000 loan, also from 1st International Bank, matured on February 18, 2001 with only interest being paid monthly. This loan was renewed in February 2001 for a one year term. Interest is prime plus 1%.

     We obtained $5,000,000 of the $18,000,000 as a result of an agreement with Abbott. On May 4, 2000, we entered into a National Marketing and Distribution Agreement with Abbott for an initial five-year term. Pursuant to the Abbott agreement, Abbott agreed to act as a non-exclusive marketer and distributor of our 1cc, 3cc, 5cc, and 10cc syringes, blood collection tube holders, and small tube adapters to acute care facilities in the United States. As part of the consideration for the Abbott agreement, Abbott agreed to make periodic loans to us prior to June 30, 2005, in increments of $1,000,000, in an aggregate amount of up to $5,000,000, at an interest rate of prime plus one percent with any and all amounts lent to be due and payable on June 30, 2005. Accounts receivable from Abbott and contracts where Abbott is the account debtor secure any loans made. Payments due to us from Abbott under the Abbott agreement, and certain equipment already owned by us also serve as collateral for the loans granted by Abbott. We have borrowed $5 million under the Abbott agreement. Pursuant to the Abbott agreement, we gave Abbott the right, at its option, to convert any and all principal amounts owed into common stock at a price of $10 per share. Abbott also holds registration rights with respect to the shares of common stock issued upon conversion of any principal amount of the loan. As part of the consideration paid to us under the Abbott agreement, Abbott purchased $5 million of Series IV Stock under the same terms and conditions as all other investors in the Series IV Stock offering. We expect to fund future expansion through a combination of debt, a public offering, and internally generated funds. Capital needs are expected to require an additional $87 million over the next five years for expansion of production discussed in greater detail in Material Commitments for Expenditures below.
   -------------------------------------

     We obtained the remainder of the $18,000,000 from the sale of $11,338,000 of our Series IV Stock.

Internal Sources of Liquidity and Anticipated Trends in Sales
-------------------------------------------------------------

     The increase in sales is primarily due to legislation requiring safety needles, which has been passed in seventeen states. Demand for safety products is increasing in the United States and internationally. The National Institute for Occupational Safety and Health ("NIOSH") issued a safety alert calling on employers to adopt safer needles to reduce needlestick injuries. The Federal Occupational Safety and Health Administration ("OSHA") issued a Compliance Directive which instructs OSHA inspectors to cite employers who fail to evaluate and buy safety needle devices. The Service Employees International Union ("SEIU") has taken a proactive stance with regard to promoting the use of automated retraction needle devices in member hospitals and by participating in federal and state legislation protests. Due to recent legislation, the California Occupational Safety and Health Administration ("Cal OSHA") mandates that healthcare employers provide their workers with safe needle devices. In addition, 16 other states have adopted, and more than 20 states have introduced, legislation containing language similar to that passed in California, and federal legislation was signed into law on November 6, 2000. The recognition for the urgency of safe needle devices in parts of Europe and Africa has echoed the United States model. In France, England, Germany, and Italy, organized healthcare worker unions have taken action to force hospitals and government agencies to place safety as a priority. France has led Western Europe in its recognition of safety and has implemented VanishPoint(R) blood collection tube holders in several hospitals and clinical laboratories.

     Also, as a result of the Abbott agreement, sales have increased. Demand could also dramatically increase in the event we are successful in our antitrust suit, but we have not based any of our financing plans on a positive result from that suit. See "Legal Proceedings." We are also ramping up our production and continuing to introduce new products. We anticipate being able to sell all the products that we are able to produce.


External Sources of Liquidity
-----------------------------

     We have obtained several loans over the past four years, which have, together with proceeds from sales of equities, enabled us to pursue development and production of our products.

     In January 1996, we obtained two loans from Western Bank & Trust in the principal amount of $1,200,000 for the purpose of financing construction improvements and the purchase of manufacturing equipment, which matures on October 24, 2001. One loan was in the amount of $800,000 and one loan in the amount of $400,000. The larger note carried interest at a rate of prime, as defined by The Wall Street Journal, plus 1 percent adjustable annually, while
           ------------------------
the smaller loan carried interest at a rate of Certificate of Deposit rate plus 2 percent. The loans were secured by land, building, and equipment and by a certificate of deposit in the amount of $400,000 to be released upon achievement of certain financial ratios. Thomas J. Shaw, our President and Chief Executive Officer, and Suzanne M. August, his wife, guaranteed these loans. The $800,000 loan was paid off in February 2000 with funds provided by a loan from 1st International Bank. The $400,000 loan was paid in 2000 by the certificate of deposit, which had been held as collateral.

     In July 1996, we obtained a United States Small Business Administration note payable to Texas Bank in the principal amount of $1,000,000, which matures on July 1, 2003. The note is payable monthly at an annual interest rate of prime plus 1.5 percent adjustable quarterly. The loan is collateralized by manufacturing equipment and guaranteed by Thomas J. Shaw, our President and Chief Executive Officer, and Suzanne M. August, his wife. This loan is in good standing. We have agreed not to make any distribution upon our capital stock, purchase any of our capital stock, or merge without prior written consent. Such permission was obtained where necessary.

     In April 1997, we obtained a loan from Legacy Bank of Texas (formerly Plano Bank & Trust) in the principal amount of $710,000 at an interest rate of prime plus 1 percent (adjustable daily) for reimbursement for the purchase of equipment, which matures on July 10, 2004. The loan is collateralized by certain machinery and equipment, a certificate of deposit in the amount of $200,000, and restrictions on the transfer of certain patents. This certificate of deposit was applied to the loan balance in 2000. The loan is (continuously and without limit) guaranteed by Thomas J. Shaw, the President and Chief Executive Officer. At December 31, 2000 we were in noncompliance with certain debt to equity ratios. Legacy Bank provided us with a waiver of this covenant for December 31, 2000, through January 1, 2002. This loan is otherwise in good standing.

     In February 2000, we obtained loans of $2 million through the 1st International Bank. The proceeds from these loans were used to pay off the Western Bank loan and also for working capital purposes. $1,500,000 of the loan is secured by a lien on the land, building, and building improvements and matures on February 18, 2005. The remaining $500,000 is secured by our accounts receivable and matured on February 18, 2001. This note was renewed for a one year term in February 2001. Both loans are guaranteed by a continuing guaranty by Thomas J. Shaw, the President and Chief Executive Officer. The interest rate on both loans is the prime rate, as defined in The Wall Street Journal, plus 1
                                               ------------------------
percent. This loan is in good standing.

     In May 2000, we entered into an agreement with Abbott. As part of the consideration for the Abbott agreement, Abbott agreed to make periodic loans prior to June 30, 2005, in increments of $1,000,000, in an aggregate amount of up to $5,000,000, at an interest rate of prime plus 1 percent with any and all amounts lent to be due and payable on June 30, 2005. We borrowed $3 million in August 2000 and $2 million in December 2000 under the Abbott agreement. At December 31, 2000 we were not in compliance with certain debt to equity ratios. Abbott provided us with a waiver of this covenant for December 31, 2000 through June 30, 2001. We believe we will be in compliance with this covenant subsequent to June 30, 2001. The loan is otherwise in good standing.

     At December 31, 2000 we were not in compliance with certain debt to equity ratios under a capital lease agreement. We received a waiver of this covenant at December 31, 2000 and amended the covenants in the agreement. We believe we will be in compliance with the amended covenants in 2001.

Material Commitments for Expenditures
-------------------------------------

     We anticipate capital expenditures in the amount of $87 million over the next five years for the purpose of expanding capacity by adding equipment and additional space (for 14 assembly lines for syringe production and 5 lines for blood collection tube holder production), expanding the current building by an additional 60,000 square feet, constructing a 15,000 square foot warehouse, and constructing another facility for additional assembly, equipment, and warehousing needs in order to meet our target production of syringes and blood collection tube holders by 2005. We need this capital to fund equipment and facilities expansion for additional 1cc, 3cc, and blood collection tube holders, as well as equipment to manufacture 5cc and 10cc syringes. The equipment will include machinery for assembly, packaging, and molds. This production target equates to our obtaining 6 percent of the United States' 6.6 billion-unit syringe annual market and less than 1 percent of the world's 24 billion-unit annual syringe market. We obtained $18 million in a combination of debt and equity financing in 2000 and expect to raise $60 million through equity and debt financing over a period of time. We anticipate other funding requirements to be paid from debt or operations.

     Management anticipates $25,000,000; $17,000,000; and $16,000,000 in capital expenditures for the manufacturing facility, equipment, and machinery in fiscal 2001, 2002, and 2003, respectively. $2,687,464 of the estimated $3,500,000 in expenditures expected in 2000 were made.

     We are in the process of purchasing additional automated blood collection tube holder equipment. We have increased capacity by outsourcing the molding of certain sub-components of our products. We have entered into an oral agreement with Anura Plastic Engineering Corporation ("APEC") for the provision of additional molding capacity for both parts and warehousing space in California. We have also outsourced assembly of the sub-components of our 5cc and 10cc syringes. We are also pursuing licensing agreements and/or joint venture agreements for the provision of manufacturing services.

                     ASSUMPTIONS ABOUT FUTURE PERFORMANCE
                  CONTAINED IN BVS VALUATION OF COMMON STOCK

     In connection with our Form SB2-A2 Registration statement, our management has priced the offering at $15 per share. See "Market for Common Equity and Related Stockholder Matters -- MARKET INFORMATION." The $15 per share price was substantially based on an Opinion (the "Valuation") by Business Valuation Services ("BVS") which valued our common stock at $14.47 per share as of December 8, 2000. The BVS Valuation is incorporated herein by reference to prior filings in the Exhibit Index. In conducting its Valuation, BVS utilized two methods of analysis. BVS relied primarily on a discounted cash flow analysis (of future expected income streams) supported by the market approach to value. In summary, BVS valued the stock by making estimates regarding pricing, product sales, and production capacity over the next 10 years and then discounted those cash flows into their present value to determine the valuation of RTI on a per share basis as of December 8, 2000.

These assumptions included the following:

     1) Prices of RTI's products would decrease by 5% every year after year 7 as a result of increasing competition;

     2)  RTI would only sell products currently existing and being manufactured;

     3)  RTI's production capacity would be as predicted by Management.

     4)  Long term inflation would be a flat rate of 2.7 percent every year;

     5) That the total market would be as predicted by Theta. These assumptions include that syringe growth rates would equal 6% per year, that the hospital market would grow by 4% per year and that the blood collection tube holder market would grow by 3% per year.

     6) RTI's international sales would account for a certain percentage of the non-Abbott sales revenues. BVS assumed that international sales would account for 2% in year 2, 5% in year 3, 8% in year 4 and 10% of non-Abbott sales in year five and from then on;

     7) That RTI's percentage of the United States syringe market would be 1.67% for the first year; 3.81% in year 2; 5.14% in year 3; 6% in year 4; and 6.5% from year 5 onward.

     8) That RTI's percentage of the United States blood collection tube holder market would grow from .39% in year 1; to 2.54% in year 2; 3.43% in year 3; 4% in year 4; 5% in year 5; and 6% from then on.

     Generally, BVS' assumptions were reasonable although conservative. For example, due to the immense size of the syringe market and the obvious need for the world to be protected against needlestick injuries, the Company does not believe that prices will decrease after the seventh year as demand for safe needle products will continue to exceed supply.

     For purposes of BVS' Valuation, we understand why they only used products currently being manufactured as the basis for future sales. However, we currently have additional patents for other products including the winged IV, the dental syringe, and the catheter introducer that could be manufactured in commercial quantities during the forecast period. We expect that these products would be profitable and add to the value of the Company.

     The sales projections included in the BVS Valuation for year 1 are greater than the Company's sales projection. Provided we are able to raise capital for additional facilities and equipment, we believe the sales projections included in the BVS Valuation through 2005 are reasonable.

     The inflation rate used by BVS is acceptable to the Company.

     We agree with the overall growth of the US syringe market as projected by Theta. However, we believe the market segment for safe syringes will increase at a faster rate than the total syringe market.

     The Company believes that international sales will grow at a greater rate than the projections due to potential joint ventures or licensing agreements which would add production capacity. The Company has not included the effect of such transactions in its projections.

     BVS' assumption for the Company's share of the US market for syringes and blood collection tube holders is reasonable.


Item 7.  Financial Statements

RETRACTABLE TECHNOLOGIES, INC.

FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT ACCOUNTANTS

DECEMBER 31, 2000 AND 1999

RETRACTABLE TECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS
-----------------------------


                                                          Page
                                                          -----

Report of Independent Accountants                            29

Financial Statements:

  Balance Sheets as of December 31, 2000 and 1999            30

  Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998                           31

  Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2000, 1999 and 1998       32

  Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998                           33

  Notes to Financial Statements                              34

                       Report of Independent Accountants


To the Board of Directors and
 The Stockholders of Retractable Technologies, Inc.


In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Retractable Technologies, Inc. at December 31, 2000 and 1999, and the results of its operations, its changes in stockholders' equity and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Dallas, Texas
March 15, 2001

RETRACTABLE TECHNOLOGIES, INC.

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                                December 31,
                                                                                        ----------------------------
ASSETS                                                                                       2000           1999
                                                                                        -------------  -------------
Current assets:
   Cash and cash equivalents                                                            $   3,727,682  $     646,005
   Accounts receivable, net of allowance for doubtful accounts of
           $78,730 and $10,972, respectively                                                2,325,252        599,424
   Inventories, net                                                                         1,575,636        677,962
   Other current assets                                                                       426,758         47,800
                                                                                        -------------  -------------
           Total current assets                                                             8,055,328      1,971,191
   Property, plant and equipment, net                                                      11,902,792     10,101,524
   Restricted certificates of deposit                                                               -        600,000
   Intangible assets and deferred charges, net                                                529,803        536,014
                                                                                        -------------  -------------
           Total assets                                                                 $  20,487,923  $  13,208,729
                                                                                        =============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                     $   1,868,357  $     844,165
   Current portion of long-term debt                                                          971,676        463,329
   Accrued compensation                                                                       339,431        118,038
   Marketing fees payable                                                                   1,937,072        338,526
   Other accrued liabilities                                                                  822,355        250,783
                                                                                        -------------  -------------
           Total current liabilities                                                        5,938,891      2,014,841
                                                                                        -------------  -------------
Long-term debt, net of current maturities                                                   7,180,130      2,506,335
                                                                                        -------------  -------------
Stockholders' equity:
   Preferred stock $1 par value:
        Class A; authorized and issued: 5,000,000 shares; outstanding:
           1,826,500 and 5,000,000 shares, respectively (liquidation
           preference of $2,739,750 and $7,500,000, respectively)                           1,826,500      5,000,000
        Class B; authorized: 5,000,000 shares
           Series I Class B; issued
            1,000,000 shares; outstanding: 366,400 and 1,000,000 shares, respectively (liquidation preference of $2,290,000 and
            $6,250,000, respectively)                                                         366,400      1,000,000
           Series II Class B; issued 1,000,000 shares; outstanding:
            489,250 and 1,000,000 shares, respectively (liquidation
            preference of $6,115,625 and $12,500,000, respectively)                           489,250      1,000,000
           Series III Class B; issued 1,160,445 and 1,160,200 shares, respectively; outstanding: 158,245 and 1,160,200 shares, respectively
            (liquidation preference of $1,978,063 and $14,502,500, respectively)              158,245      1,160,200
           Series IV Class B; issued: 1,133,800 shares; outstanding: 1,066,000 shares,
            (liquidation preference of $11,726,000)                                         1,066,000              -
Common stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 19,365,850 and 14,000,000 shares, respectively
Additional paid-in capital                                                                 36,774,763     23,565,235
Unearned compensation                                                                               -       (185,635)
Accumulated deficit                                                                       (33,312,256)   (22,852,247)
                                                                                        -------------  -------------
   Total stockholders' equity                                                               7,368,902      8,687,553
                                                                                        -------------  -------------
     Total liabilities and stockholders' equity                                         $  20,487,923  $  13,208,729
                                                                                        =============  =============

              See accompanying notes to the financial statements.

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                Years ended December 31,
                                                               ----------------------------------------------------------
                                                                      2000               1999                   1998
                                                               -----------------    ---------------      ----------------
   Sales, net                                                  $       9,641,451    $     3,375,158      $        845,559
   Cost of sales                                                       8,815,939          2,331,070               765,448
                                                               -----------------    ---------------      ----------------
        Gross margin                                                     825,512          1,044,088                80,111

   Operating expenses:
     Preproduction manufacturing                                         627,200          1,837,830             1,004,828
     Sales and marketing                                               4,955,456          3,742,779             1,539,822
     Research and development                                            899,149            842,062               763,690
     General and administrative                                        4,788,735          2,863,989             2,419,821
                                                               -----------------    ---------------      ----------------
        Total operating expenses                                      11,270,540          9,286,660             5,728,161
                                                               -----------------    ---------------      ----------------

        Loss from operations                                         (10,445,028)        (8,242,572)           (5,648,050)


   Interest income                                                       204,195            122,028               162,116
   Interest expense, net                                                (203,776)          (112,964)             (218,154)
                                                               -----------------    ---------------      ----------------
        Net loss                                               $     (10,444,609)   $    (8,233,508)     $     (5,704,088)
                                                               =================    ===============      ================
        Net loss per share (basic
          and diluted)                                         $            (.96)   $          (.80)     $           (.56)
                                                               =================    ===============      ================
        Weighted average common
          shares outstanding                                          14,716,190         14,000,000            14,000,000
                                                               =================    ===============      ================

              See accompanying notes to the financial statements.

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                     Class A                    Series I Class B            Series II Class B
                                              ---------------------          ---------------------        ---------------------
                                               Shares         Amount          Shares          Amount        Shares       Amount
                                             ---------      ----------     ----------      ----------    ----------   ----------
Balance as of December 31, 1997              5,000,000    $  5,000,000        992,000    $    992,000       945,700   $   945,700

Issued Preferred Series I Class B
   8,000 shares, $1 par                                                         8,000           8,000
Issued Preferred Series II Class B
   54,300 shares, $1 par                                                                                     54,300        54,300
Issued Preferred Series III Class B
   301,800 shares, $1 par (net of
   commissions and other expenses
   of $290,221)
Issuance of compensatory stock options
Recognition of stock option compensation
Forfeitures of stock options
Net loss
                                           -----------    ------------    -----------    ------------    ----------   -----------

Balance as of December 31, 1998              5,000,000    $  5,000,000      1,000,000    $  1,000,000     1,000,000   $ 1,000,000
                                           -----------    ------------    -----------    ------------    ----------   -----------


Issued Preferred Series III Class B
   858,400 shares, $1 par
Issuance of compensatory stock options
Recognition of stock option compensation
Forfeitures of stock options
Net loss
                                           -----------    ------------    -----------    ------------    ----------   -----------

Balance as of December 31, 1999              5,000,000    $  5,000,000      1,000,000    $  1,000,000     1,000,000   $ 1,000,000
                                           -----------    ------------    -----------    ------------    ----------   -----------


Issued Preferred Series III Class B 245
   shares, $1 par
Issued Preferred Series IV Class
 B 1,133,800 shares, $1 par
Recognition of stock option compensation
Forfeitures of stock options
Conversion of preferred stock into
  common stock                              (3,151,500)     (3,151,500)      (633,600)       (633,600)     (510,750)     (510,750)
Redemption of preferred stock                  (22,000)        (22,000)
Dividends declared
Net loss
                                           -----------    ------------    -----------    ------------    ----------   -----------

Balance as of December 31, 2000              1,826,500    $  1,826,500        366,400    $    366,400       489,250   $   489,250
                                             =========    ============        =======    ============       =======   ===========


                                                   Series III Class B             Series IV Class B            Common
                                                ------------------------  -----------------------      ----------------------
                                                  Shares        Amount      Shares        Amount          Shares      Amount
                                                ----------     ---------  ----------    ----------     ----------   ----------
Balance as of December 31, 1997                    --      $      --            --      $      --      14,000,000   $     --

Issued Preferred Series I Class B
   8,000 shares, $1 par
Issued Preferred Series II Class B
   54,300 shares, $1 par
Issued Preferred Series III Class B
   301,800 shares, $1 par (net of
   commissions and other expenses
   of $290,221)                                 301,800        301,800           --            --
Issuance of compensatory stock options
Recognition of stock option compensation
Forfeitures of stock options
Net loss
                                             ----------    -----------    ----------    -----------    ----------   ----------

Balance as of December 31, 1998                 301,800    $   301,800          --      $      --      14,000,000   $     --
                                             ----------    -----------    ----------    -----------    ----------   ----------



Issued Preferred Series III Class B
   858,400 shares, $1 par                       858,400         858,400          --              --
Issuance of compensatory stock options
Recognition of stock option compensation
Forfeitures of stock options
Net loss
                                             ----------    -----------    ----------    -----------    ----------   ----------

Balance as of December 31, 1999               1,160,200    $ 1,160,200          --      $      --      14,000,000   $     --
                                             ----------    -----------    ----------    -----------    ----------   ----------



Issued Preferred Series III Class B 245
   shares, $1 par                                   245             245
Issued Preferred Series IV Class
 B 1,133,800 shares, $1 par                                                1,133,800      1,133,800
Recognition of stock option compensation
Forfeitures of stock options
Conversion of preferred stock into
  common stock                               (1,002,200)    (1,002,200)      (67,800)       (67,800)    5,365,850
Redemption of preferred stock
Dividends declared
Net loss
                                             ----------    -----------    ----------    -----------    ----------   ----------

Balance as of December 31, 2000                 158,245    $   158,245     1,066,000    $ 1,066,000    19,365,850   $     --
                                                =======    ===========     =========    ===========    ==========   ===========



                                              Additional
                                               Paid-in     Unearned      Accumulated
                                               Capital    Compensation      Deficit         Total
                                            ------------  ------------  --------------   ----------
  Balance as of December 31, 1997            $13,525,052   $(749,289)   $ (8,914,651)   $10,798,812

  Issued Preferred Series I Class B
     8,000 shares, $1 par                         32,000                                     40,000
  Issued Preferred Series II Class B
     54,300 shares, $1 par                       488,700                                    543,000
  Issued Preferred Series III Class B
     301,800 shares, $1 par (net of
     commissions and other expenses
     of $290,221)                              2,425,979                                  2,727,779
  Issuance of compensatory stock options          70,000    (70,000)
  Recognition of stock option compensation                  286,122                         286,122
  Forfeitures of stock options                  (162,250)   162,250
  Net loss                                                                (5,704,088)    (5,704,088)
                                             -----------   ---------    ------------    -----------

  Balance as of December 31, 1998            $16,379,481   $(370,917)   $(14,618,739)   $ 8,691,625
                                             -----------   ---------    ------------    -----------


  Issued Preferred Series III Class B
     858,400 shares, $1 par                    7,266,914                                  8,125,314
  Issuance of compensatory stock options         214,354    (214,354)
  Recognition of stock option compensation                   104,122                        104,122
  Forfeitures of stock options                  (295,514)    295,514
  Net loss                                                                (8,233,508)    (8,233,508)
                                             -----------   ---------    ------------    -----------

  Balance as of December 31, 1999            $23,565,235   $(185,635)   $(22,852,247)   $ 8,687,553
                                             -----------   ---------    ------------    -----------

  Issued Preferred Series III Class B 245
     shares, $1 par                                2,205                                       2,450
  Issued Preferred Series IV Class
   B 1,133,800 shares, $1 par                 10,187,414                                  11,321,214
  Recognition of stock option compensation       631,801     179,869                         811,670
  Forfeitures of stock options                    (5,766)      5,766
  Conversion of preferred stock into
    common stock                               5,365,850
  Redemption of preferred stock                                              (15,400)        (37,400)
  Dividends declared                          (2,971,976)                                 (2,971,976)
  Net loss                                                               (10,444,609)    (10,444,609)
                                             -----------   ---------    ------------    -----------

  Balance as of December 31, 2000            $36,774,763   $    --      $(33,312,256)   $ 7,368,902
                                             ===========   =========    ============    ===========

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                               Years ended December 31,
                                                                ----------------------------------------------------
                                                                      2000               1999              1998
                                                                ----------------     ------------    ---------------
   Cash flows from operating activities:
     Net loss                                                   $    (10,444,609)    $ (8,233,508)   $    (5,704,088)
     Depreciation and amortization                                       938,570          950,471            807,060
     Provision for doubtful accounts                                      68,379           10,972                  -
     Recognition of stock option compensation                            811,670          104,122            286,122
     Adjustments to reconcile net loss to net cash
          used in operating activities:
             Increase in inventories                                    (897,674)         (24,004)          (173,308)
             (Increase) decrease in accounts and note
               receivable                                             (1,794,207)        (509,668)             6,320
             (Increase) decrease in other current assets                (378,958)           3,303            (34,603)
             Increase (decrease) in accounts payable
                  and note payable to related party                    1,024,192          485,958           (647,460)
             Increase in marketing fees payable                        1,598,546          338,526                  -
             Increase in other accrued liabilities                       792,965          209,104             70,811
                                                                ----------------     ------------    ---------------
                  Net cash used by operating activities               (8,281,126)      (6,664,724)        (5,389,146)
                                                                ----------------     ------------    ---------------
   Cash flows from investing activities:
     Purchase of property, plant and equipment                        (2,687,464)      (1,960,609)        (1,179,547)
     Acquisition of patents, trademarks and licenses                     (46,163)         (39,077)           (45,095)
     Sale of restricted certificates of deposit                          600,000                -                  -
                                                                ----------------     ------------    ---------------
                  Net cash used by investing activities               (2,133,627)      (1,999,686)        (1,224,642)
                                                                ----------------     ------------    ---------------
   Cash flows from financing activities:
     Borrowings under long-term debt and notes payable                 7,000,000                -             25,749
     Repayments of long-term debt and notes payable                   (1,817,858)        (442,762)          (438,000)
     Proceeds from issuance of preferred stock                        11,338,000        8,584,000          3,601,000
     Commissions and other expenses related to
        preferred stock issuance                                         (14,336)        (458,686)          (290,221)
     Payment on redemption of preferred stock                            (37,400)               -                  -
     Payment of preferred dividends                                   (2,971,976)               -                  -
                                                                ----------------     ------------    ---------------
                  Net cash provided by financing activities           13,496,430        7,682,552          2,898,528
                                                                ----------------     ------------    ---------------
   Net increase (decrease) in cash                                     3,081,677         (981,858)        (3,715,260)
   Cash and cash equivalents at:
     Beginning of period                                                 646,005        1,627,863          5,343,123
                                                                ----------------     ------------    ---------------
     End of period                                              $      3,727,682     $    646,005    $     1,627,863
                                                                ================     ============    ===============
   Supplemental disclosures of cash flow
     information:
     Interest paid                                              $        337,745     $    281,905    $       324,116
                                                                ================     ============    ===============
   Supplemental schedule of noncash financing
     activities:
     Acquisition of equipment through capital lease             $              -     $    109,724    $        50,435
                                                                ================     ============    ===============

              See accompanying notes to the financial statements.

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     BUSINESS OF THE COMPANY

       Retractable Technologies, Inc. (the "Company") was incorporated in Texas on May 9, 1994, to design, develop, manufacture and market safety syringes and other safety medical products for the health care profession. The Company began to develop its manufacturing operations in 1995. The Company's manufacturing and administrative facilities are located in Little Elm, Texas. The Company's primary products are the VanishPoint(R) Syringe in the 3cc, 5cc and 10cc sizes and blood collection tube holders. The Company has conducted preliminary clinical evaluations and worked with national distributors to encourage healthcare facilities to transition from the use of standard syringes to the VanishPoint(R) Syringe. Preliminary shipments, which commenced in February 1997, included syringes for hospital product evaluations as well as for sale in clinics and other healthcare settings.

       Prior to the year 2000, the Company was considered a development stage enterprise for financial reporting purposes as significant efforts were devoted to raising capital, financial planning, research and development, acquiring equipment, training personnel, developing markets and starting up production. The Company completed its development stage activities in the second quarter of 2000.

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

       Property, plant and equipment

       Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity and interest cost associated with significant capital additions. For the years ended December 31, 2000, 1999 and 1998, the Company capitalized interest of approximately $274,000, $169,000 and $105,000, respectively. Gains or losses from property disposals are included in income.

       Depreciation and amortization are calculated using the straight-line method over the following useful lives:

       Production equipment                                     3 to 13 years
       Office furniture and equipment                           3 to 10 years
       Building                                                 39 years
       Building improvements                                    15 years
       Automobiles                                               7 years

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

       Restricted certificates of deposit

       Investments in certificates of deposit are restricted in accordance with the terms of certain notes payable.

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

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       Financial instruments

       The fair market value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes that the fair value of financial instruments approximates their recorded values.

       Concentrations of credit risk

       The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Cash balances, some of which exceed the federally insured limits, are maintained in financial institutions; however, management believes the institutions are of high credit quality. The majority of accounts receivable are due from companies which are well-established entities. As a consequence, management considers any exposure from concentrations of credit risks to be limited. The Company has a high concentration of sales with one significant customer. For the year ended December 31, 2000, the aforementioned customer accounted for $5,018,105 or 52% of net sales, and their accounts receivable balance at December 31, 2000 was $1,775,600.

       Revenue recognition

       Revenue is recognized for sales to distributors when title and risk of ownership passes to the distributor, generally upon shipment. Revenue is recorded on the basis of sales price to distributors. Revenues on sales to distributors for federal or GPO contracts are recorded net of contractual pricing allowances to those end customers. Revenue for shipments directly to end users is recognized when title and risk of ownership passes from the Company. Any product shipped or distributed for evaluation purposes is expensed.

       Marketing fees

       The Company pays its distributors marketing fees for services provided by distributors. These services include participation in promotional activities, development of educational and promotional materials, representation at trade shows, clinical demonstrations, inservicing and training, and tracking reports detailing the placement of the Company's products to end users. Marketing fees are accrued at the time of the sale of product to the distributor. These fees are paid after the distributor provides the Company a tracking report of product sales to end users. These costs are included in sales and marketing expense in the Statements of Operations.

       Income taxes

       The Company provides for deferred income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such basis differences reverse in future periods. Deferred tax assets are periodically reviewed for realizability. Valuation allowances are recorded when realizability of deferred tax assets is not likely.

       Earnings per share

       The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding was 14,716,190, 14,000,000, and 14,000,000 for the periods ended December 31, 2000, 1999, and 1998, respectively. The Company's potentially dilutive common stock equivalents including warrants, options and convertible debt are all antidilutive as the Company is in a loss position. Accordingly, basic loss per share is equal to diluted loss per share and is presented on the same line for income statement presentation. Cumulative preferred dividends of approximately $3,700,000, $3,000,000 and $2,100,000 have been added to net losses for the years ended December 31, 2000, 1999, and 1998, respectively, to arrive at net loss per share.

       Research and development costs

       Research and development costs are expensed as incurred.

       Stock-based compensation

       The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, the Company has elected not to adopt the fair value based method of accounting for stock-based employee compensation and will account for such arrangements under Accounting Principles Board Opinion No. 25. Accordingly, compensation cost for stock options issued to directors, officers and employees is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount the director, officer or employee must pay to acquire the stock. Employee expense is recognized ratably from the date of grant over the vesting period of the option. The Company accounts for stock options issued to non-employees in accordance with SFAS 123. Non-employee expense is recognized based upon the shorter of the contract period or vesting period, as applicable. Unearned compensation reflected in the Stockholders' Equity section of the balance sheet is the portion of such compensation that has not been charged to operations.

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
 3.    LIQUIDITY

       The Company has been successful in completing five rounds of private equity financing totaling approximately $43 million over the last five years with its last round totaling approximately $11 million from January through June of 2000. However, the Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the years ended December 31, 2000, 1999, and 1998, the Company incurred a loss from operations of approximately $10.4 million, $8.2 million and $5.6 million, respectively. For the years ended December 31, 2000, 1999 and 1998, the Company had negative cash flows from operating activities of $8.3 million, $6.7 million and $5.4 million, respectively. As of December 31, 2000 and 1999, the Company had accumulated deficits of approximately $33.3 million and $22.9 million, respectively. As discussed in Note 1, the Company was considered a development stage enterprise for financial reporting purposes until May of the second quarter of 2000. Management expects to reach a break-even operating point during the year ending December 31, 2001. The Company has a high concentration of sales with one significant customer. The Company plans to devote significant resources to expansion of production capacity to meet current and future expected increases in sales activity. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

4.     INVENTORIES

       Inventories consist of the following:

                                                         December 31,
                                              -------------------------------
                                                    2000               1999
                                              --------------     ------------
       Raw materials                          $   752,660        $   405,823
       Work in process                            528,137             27,699
       Finished goods                             333,263            268,766
                                                ---------           --------
                                                1,614,060            702,288
       Inventory reserve                          (38,424)           (24,326)
                                                ---------           --------
                                              $ 1,575,636        $   677,962
                                                =========           ========

5.     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consist of the following:

                                                                        December 31,
                                                            ----------------------------------
                                                                 2000               1999
                                                            --------------      --------------
       Land                                                 $      261,893      $    261,893
       Building and building improvements                        1,839,667         1,767,185
       Production equipment                                      8,200,432         7,719,979
       Office furniture and equipment                              575,657           596,058
       Construction in progress                                  4,292,994         2,306,916
       Automobiles                                                  21,858            21,858
                                                            --------------      ------------
                                                                15,192,501        12,673,889
       Accumulated depreciation and amortization                (3,289,709)       (2,572,365)
                                                            --------------      ------------
                                                            $   11,902,792      $ 10,101,524
                                                            ==============      ============

       Acquisition costs of production equipment financed through capital leases were $1,118,556 at December 31, 2000 and 1999. Accumulated amortization on these leases was $457,636 and $358,552 at December 31, 2000 and 1999, respectively.

       Depreciation expense and capital lease amortization expense for the years ended December 31, 2000, 1999 and 1998 was $886,196, $892,651 and
       $761,282, respectively.

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.   INTANGIBLE ASSETS AND DEFERRED CHARGES

     Intangible assets and deferred charges consist of the following:

                                                          December 31,
                                                    ------------------------
                                                       2000          1999
                                                    -----------  -----------

     License agreement                              $   500,000  $   500,000
     Trademarks and patents                             188,620      182,590
     Loan origination fees                               66,071       25,938
                                                    -----------  -----------
                                                        754,691      708,528
     Accumulated amortization                          (224,888)    (172,514)
                                                    -----------  -----------
                                                    $   529,803  $   536,014
                                                    ===========  ===========

     In 1995, the Company entered into the license agreement with an officer of the Company for the exclusive right to manufacture, market and distribute products utilizing automated retraction technology. This technology is the subject of various patents and patent applications owned by the officer of the Company. The initial licensing fee of $500,000 is being amortized over 17 years. The license agreement also provides for quarterly payments of a 5% royalty fee to the officer on gross sales. The royalty fee expense is recognized in the period in which it is earned. Royalty fees of $543,968, $194,247 and $46,098 are included in cost of sales for the years ended December 31, 2000, 1999, and 1998, respectively.

     Amortization expense for the years ended December 31, 2000, 1999, and 1998 was $52,374, $57,820 and $45,778, respectively.

7.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                                  December 31,
                                                                                         --------------------------------
                                                                                             2000                 1999
                                                                                         ------------        ------------
     Small Business Administration note payable to Texas Bank for a maximum of
     $1,000,000, all of which was drawn during 1997. Payable in monthly principal and interest installments of approximately $16,000. Interest at prime plus 1.5%; 11% on December 31, 2000; adjustable quarterly. Matures on
     July 1, 2003. Collateralized by equipment. Guaranteed by an officer.                $    430,198        $    569,630

     Note payable to 1st International Bank. Payable in monthly principal and interest installments of approximately $14,000 for five years, based on 20 year amortization schedule. Interest adjustable annually, prime plus 1%;
     10.5% on December 31, 2000. Collateralized by land and building, matures
     with balloon payment on February 18, 2005. Guaranteed by an officer.                   1,479,706                   -

     Note payable to 1st International Bank. Interest only payments, matures
     February 18, 2001. Interest at prime plus 1%; 10.5% on December 31, 2000.
     Collateralized by accounts receivable. Guaranteed by an officer. Subsequent to December 31, 2000, the agreement was renewed with a due date of February
     18, 2002.                                                                                500,000                   -

     Note payable to Abbott Laboratories. Interest accrues at prime plus 1%;
     10.5% on December 31, 2000. Interest only is payable quarterly beginning
     June 30, 2001. Loan matures on June 30, 2005. Convertible into common stock at $10 per share. Covenants require the Company to maintain a defined
     senior debt to equity ratio.                                                           5,000,000                   -

     Notes payable to Western Bank and Trust. Paid in full February 2000 with
     proceeds from 1st International Bank loan.                                                     -           1,150,789

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Note payable to Legacy Bank of Texas. Payable in monthly installments of approximately $8,000 plus interest. Interest at prime plus 1%; 10.5% on
     December 31, 2000; adjustable daily. Matures on July 10, 2004.
     Collateralized by certain machinery and equipment, a certificate of deposit of $200,000 and restrictions on the transfer of certain patents. The certificate of deposit was applied against the principal balance in 2000.
     Covenants require the Company to achieve coverage ratios or maintain defined debt a defined ratio of total liabilities to total net worth.
     Guaranteed by an officer.                                                                163,452             464,881

     Note payable to First State Bank of Texas in monthly principal and interest installments of approximately $400. Interest at 7.5%. Matured and paid in
     full on August 13, 2000. Collateralized by company vehicle.                                    -               3,333

     Note payable to AFCO. Payable in monthly principal and interest installments of approximately $2,000. Interest at 8.8%. Matured and paid in
     full on May 28, 2000.                                                                          -               7,491

     Capital lease obligations payable in monthly installments ranging from approximately $500 to $10,000 through October, 2004. Interest at rates from
     9.98% to 14.18%. Collateralized by certain machinery and equipment.
     Covenants require the Company to maintain a minimum tangible net worth and a specific ratio of total liabilities to tangible net worth. Guaranteed by
     an officer.                                                                              578,450             773,540
                                                                                         ------------        ------------
                                                                                            8,151,806           2,969,664
     Less: current portion                                                                   (971,676)           (463,329)
                                                                                         ------------        ------------
                                                                                         $  7,180,130        $  2,506,335
                                                                                         ============        ============

     The aggregate maturities of long-term debt as of December 31, 2000 are as follows:

     2001                                                                                                    $    971,676
     2002                                                                                                         463,182
     2003                                                                                                         292,567
     2004                                                                                                          73,767
     2005                                                                                                       6,350,614
     Thereafter                                                                                                         -
                                                                                                             ------------
          Total                                                                                              $  8,151,806
                                                                                                             ============

     For the year ended December 31, 2000, the Company was in violation of certain financial covenants with Abbott Laboratories, Legacy Bank of Texas and Fleet Capital (Fleet violations related to capital leases). The Company obtained a waiver for violations with Abbott Laboratories and Legacy Bank as of December 31, 2000 and through June 30, 2001 and January 1, 2002, respectively. The Company obtained a waiver for violation from Fleet Capital as of December 31, 2000, and the capital lease agreement was amended to change the required ratios. The Company expects to be in full compliance with the amended ratios as of the end of the first quarter of 2001 and going forward.

8.   INCOME TAXES

     The Company did not provide any current or deferred income tax provision or benefit for any of the periods presented because it has experienced net operating losses since its inception. At December 31, 2000, the Company had available federal and state net operating loss carryforwards of approximately $33.1 million and $33.0 million, respectively. The federal and state net operating loss carryforwards will begin to expire in the years 2010 and 2001, respectively.

     Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                                         December 31,
                                                                              ----------------------------------
                                                                                    2000               1999
                                                                              --------------     ---------------
     Deferred tax assets:
        Net operating loss carryforwards                                      $   12,556,187     $     9,084,478
        Non-employee option expense                                                  307,826                   -
        Inventory                                                                     72,623             110,566
        Intangible assets                                                             19,943              31,589
        Accrued expenses and reserves                                                605,166              54,213
                                                                              --------------     ---------------
          Total deferred tax assets                                               13,561,745           9,280,846


     Deferred tax liabilities:
        Property and equipment                                                    (1,220,683)         (1,007,274)
                                                                              --------------     ---------------

     Valuation allowance                                                         (12,341,062)         (8,273,572)
                                                                              --------------     ---------------
          Net deferred tax assets                                             $            -     $             -
                                                                              ==============     ===============

     Management believes that, based on the history of the losses and other factors, the weight of available evidence indicates that it is more likely than not that the Company will not be able to realize its net deferred tax assets, therefore a full valuation reserve has been recorded. Management evaluates on a periodic basis the recoverability of deferred tax assets and the valuation allowance. At such time as it is determined that it is more likely than not that deferred tax assets are realizable the valuation allowance will be reduced.

     A reconciliation of income taxes based on the federal statutory rate and the provision for income taxes, had one been provided, is summarized as follows:

                                                                                                   December 31,
                                                                              --------------------------------------------------
                                                                                    2000               1999            1998
                                                                              --------------     ---------------    ------------
     Income tax (benefit) at the federal statutory rate                           (35.0)%             (35.0)%           (35.0)%
     State tax (benefit), net of federal (benefit)                                 (2.9)               (2.7)             (2.6)
     Increase in valuation allowance                                               38.9                35.6              36.8
     Permanent differences                                                          0.1                 0.6               1.9
     Other                                                                         (1.1)                1.5              (1.1)
                                                                              ---------           ---------          --------
       Effective tax (benefit) rate                                                   -                   -                 -
                                                                              =========           =========          ========

9.   STOCKHOLDERS' EQUITY

     Preferred stock

     The Company has two classes of preferred stock, Class A and Class B. The Class B Preferred Stock has four series: Series I, Series II, Series III, and Series IV.

     In September 2000, the Company redeemed 541,500 shares of the Class A Stock pursuant to its rights under the Class A certificate of designation. Under the provisions of the Class A certificate of designation, the Company redeemed 22,000 shares of the Class A Stock for an aggregate price of $37,624 which was equal to the redemption price of $1.70 per share plus accrued and unpaid dividends through the redemption date. Pursuant to the certificate of designation, shareholders owning any of the certificates selected for redemption were entitled to convert their shares into common stock on a one for one share basis and payment of accrued and unpaid dividends in lieu of being paid the redemption price. Accordingly, 519,500 shares of Class A Stock were converted into 519,500 shares of common stock.

     In October 2000, the Company issued an Important Notice of Registration of Public Sale of Common Stock to all holders of the preferred stock in accordance with the requirements of each of the certificates of designation. A follow up notice entitled Extension of Deadline for Response to Important Notice of Public Sale of Common Stock of Retractable Technologies, Inc. was sent in November 2000. Pursuant to the rights set forth in the various certificates of designation, the preferred stockholders had the right to give notice of their desire to have the shares of common stock (attained through conversion of their preferred stock) participate in the registration. Pursuant to these rights, 128 Class A shareholders, 152 Series I shareholders, 119 Series II shareholders, 236 Series III shareholders, and 21 Series IV shareholders converted their preferred shares into shares of common

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       stock on a one for one basis. The Class A shareholders originally purchased their preferred stock for $1 per share. The Series I, II, III and IV shareholders originally purchased their shares for $5, $10, $10 and $10 per share, respectively. In exchange for each share of the preferred stock, the shareholders were entitled to one share of common stock plus all dividends accrued through the dates of conversion, which amounts to an aggregate amount of $4,518,335. These accrued dividends will be paid if and when declared by the board of directors. An aggregate of 4,846,350 shares of common stock were issued as a result of converting preferred shareholders.

       Class A
       -------

       The Company authorized 5,000,000 shares of $1 par value Class A Convertible Preferred Stock ("Class A Stock") in April 1995. There were 1,826,500 and 5,000,000 shares outstanding at December 31, 2000 and 1999. Holders of Class A Stock are entitled to receive a cumulative annual cash dividend of $.12 per share, payable quarterly if declared by the board of directors. Holders of Class A Stock generally have no voting rights until dividends are in arrears and unpaid for twelve consecutive quarters. In such case, the holders of Class A Stock have the right to elect one-third of the board of directors of the Company. At December 31, 2000 and 1999, approximately $95,000 and $2,617,000, respectively, of dividends which have not been declared were in arrears.

       Class A Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $1.70 per share, plus all accrued and unpaid dividends. Each share of Class A Preferred Stock may be converted to one share of common stock after three years from the date of issuance at the option of the shareholder. In the event of voluntary or involuntary dissolution, liquidation or winding up of the Company, holders of Class A Stock then outstanding are entitled to $1.50 per share plus all accrued and unpaid dividends, prior to any distributions to holders of Class B preferred stock or of common stock.

       Class B
       -------

       The Company has authorized 5,000,000 shares of $1 par value Convertible Preferred Stock which have been allocated among Series I, II, III and IV in the amounts of 1,000,000, 1,000,000, 1,160,200 and 1,300,000 shares, respectively. The remaining 539,800 authorized shares have not been assigned a series.

       Series I Class B
       ----------------

       There were 1,000,000 shares of $1 par value Series I Class B Convertible Preferred Stock ("Series I Class B Stock") issued and 366,400 and 1,000,000 shares outstanding at December 31, 2000 and 1999, respectively. Holders of Series I Class B Stock are entitled to receive a cumulative annual dividend of $.50 per share, payable quarterly if declared by the board of directors. At December 31, 2000 and 1999 approximately $2,152,000 and $1,690,000, respectively, of dividends which have not been declared were in arrears.

       Series I Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $7.50 per share, plus all accrued and unpaid dividends. Each share of Series I Class B Stock may, at the option of the stockholder, be converted to one share of common stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933. In the event of voluntary or involuntary dissolution, liquidation or winding up of the Company, holders of Series I Class B Stock then outstanding are entitled to $6.25 per share, plus all accrued and unpaid dividends, after distribution obligations to Class A Stock have been satisfied and prior to any distributions to holders of Series II Class B Convertible Preferred Stock ("Series II Class B Stock"), Series III Class B Convertible Preferred Stock ("Series III Class B Stock") or common stock.

       Series II Class B
       -----------------

       There were 1,000,000 shares of $1 par value Series II Class B Stock issued and 489,250 and 1,000,000 shares outstanding at December 31, 2000 and 1999, respectively. Holders of Series II Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the board of directors. Holders of Series II Class B Stock generally have no voting rights until dividends are in arrears and unpaid for twelve consecutive quarters. In such case, the holders of Series II Class B Stock have the right to elect one-third of the board of directors of the Company. As of December 31, 2000, dividends were in arrears for twelve consecutive quarters. Accordingly, the Series II shareholders will have the right to enforce the aforementioned voting rights at the next annual meeting of shareholders. At December 31, 2000 and 1999 approximately $3,166,000 and $2,227,000, respectively, of dividends which have not been declared were in arrears.

       Series II Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $15.00 per share plus all accrued and unpaid dividends. Each share of Series II Class B Stock may, at the option of the stockholder, be converted to one share of common stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933. In the event of voluntary or involuntary dissolution, liquidation or winding up of the Company, holders of Series II Class B Stock then outstanding are entitled to $12.50 per share, plus all accrued and unpaid dividends, after distribution obligations to holders of Class A Stock and Series I Class B Stock have been satisfied and prior to any distributions to holders of Series III Class B Stock or common stock.

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       Series III Class B
       ------------------

       There were 1,160,200 shares of $1 par value Series III Class B Stock issued and outstanding at December 31, 1999. As of December 31, 2000 there were 1,160,445 shares issued and 158,245 shares outstanding. Holders of Series III Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the board of directors. At December 31, 2000 and 1999, approximately $1,979,000 and $942,000, respectively, of dividends which have not been declared were in arrears.

       Series III Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $15.00 per share, plus all accrued and unpaid dividends. Each share of Series III Class B Stock may, at the option of the stockholder, be converted to one share of common stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933. In the event of voluntary or involuntary dissolution, liquidation or winding up of the Company, holders of Series III Class B Stock then outstanding are entitled to $12.50 per share, plus all accrued and unpaid dividends, after distribution obligations to Class A Stock, Series I Class B Stock and Series II Class B Stock have been satisfied and prior to any distributions to holders of common stock.

       Series IV Class B
       -----------------

       On January 11, 2000, the Company issued a Private Placement Memorandum offering up to 1,300,000 shares of its Series IV Class B Convertible Preferred Stock ("Series IV Class B Stock") at $10 per share. There were 1,133,800 shares issued and 1,066,000 shares outstanding at December 31, 2000.

       Series IV Class B Stock ranks senior to the Company's common stock with respect to dividends and upon liquidation, dissolution or winding up, but secondary to the Company's Class A Stock; and Series I Class B, Series II Class B and Series III Class B Stock. Holders of Series IV Class B Stock will be entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly, if declared by the board of directors. Holders of Series IV Class B Stock generally have no voting rights. At December 31, 2000, approximately $734,000 of dividends which have not been declared were in arrears.

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


       Common stock

       The Company is authorized to issue 100,000,000 shares of no par value common stock, of which 19,365,850 and 14,000,000 shares are issued and outstanding at December 31, 2000 and 1999, respectively.

10.    RELATED PARTY TRANSACTIONS

       The Company has a lease with Mill Street Enterprises ("Mill Street"), a sole proprietorship owned by a Board member, for sales and marketing offices in Lewisville, Texas. During the years ended December 31, 2000, 1999, and 1998, the Company paid $33,400, $22,800 and $22,800, respectively, under this lease.

       During the years ended December 31, 2000, 1999, and 1998, the Company paid $14,006, $23,381, and $30,258, respectively, to family members of its chief executive officer for various consulting services. During the years ended December 31, 2000, 1999, and 1998, the Company paid $129,817, $96,372, and $127,921, respectively, to a former director for various consulting services.

       The Company entered into a consulting agreement with Lillian E. Salerno, a director and shareholder, d/b/a MediTrade International, a sole proprietorship, on June 1, 2000. The contract was amended on August 23, 2000 and now expires on May 31, 2001. MediTrade has agreed to establish contacts with major European entities to develop marketing and distribution channels as well as licensing agreements. Ms. Salerno will be paid $16,667 per month and reimbursed for business expenses incurred on behalf of the Company, not to exceed $5,000 per month without prior approval for the term of the contract. During the year ended December 31, 2000, the Company paid $183,226 under this agreement.

       The Company entered into a Consulting Agreement on March 15, 2000, with International Export and Consulting where International Export and Consulting agreed to advise the Company with respect to selection of an international distribution network, potential strategic

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       partners, and future licensing for VanishPoint(R) technology in the Middle East. In exchange, the Company agreed to pay a consulting fee in the amount of $2,000 a month for ten months as well as issue nonqualified stock options for 61,000 shares of common stock at an exercise price of $10 per share. The Company expensed approximately $115,000 related to the options issued. Marwan Saker, a principal in International Export and Consulting, is a director of the Company. During the year ended December 31, 2000, the Company paid $18,000 under this agreement.

       The Company has a license agreement with an officer of the Company. See
       Note 6.

11.    STOCK OPTIONS AND WARRANTS

       Stock options

       The Company has three stock option plans that provide for the granting of stock options to officers, employees and other individuals. During 1999, the Company approved the 1999 Stock Option Plan. The 1999 Plan is the only plan with stock option awards available for grant and the Company has reserved 2,000,000 shares of common stock for use upon the exercise of options under this plan.

       The Company also has shares outstanding under the 1996 Incentive Stock Option Plan and the 1996 Stock Option Plan for Directors and Other Individuals. All plans are administered and exercise prices at which options are granted are determined by a committee appointed by the board of directors. Shares exercised come from the Company's authorized but unissued common stock. The options vest over periods up to three years from the date of grant and generally expire ten years after the date of grant. All options issued under the 1996 plans expire three months after termination of employment or service to the Company. No options have been exercised under these plans.

       Director, officer and employee options

       Pro forma information regarding net income is required by SFAS 123. This information has been derived as if the Company had accounted for its directors, officers and employee stock options under the fair value method in accordance with SFAS 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999, and 1998: no dividend yield; expected volatility of 0%; risk-free interest rates of 5.9%, 5.9%, and 5.4%, respectively; and expected lives of 5.8 years, 5.3 years and 5.3 years, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting periods. The Company's pro forma information follows:

                                                                    Years Ended December 31,
                            ------------------------------------------------------------------------------------------------
                                         2000                              1999                            1998
                            ------------------------------  --------------------------------  ------------------------------
                                  As                               As                               As
                               Reported        Pro Forma        Reported        Pro Forma        Reported        Pro Forma
                            --------------  --------------  ---------------  ---------------  ------------  ----------------
       Net loss             $  (10,444,609) $  (10,515,168) $    (8,233,508) $    (8,341,433) $ (5,704,088) $     (5,842,497)
       Net loss per share   $         (.96) $         (.97) $          (.80) $          (.81) $       (.56) $           (.57)

       The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts as FAS 123 does not consider additional awards anticipated in the future.

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     A summary of director, officer and employee options granted and outstanding under the Plans is presented below:

                                                                          Years Ended December 31,
                                        -----------------------------------------------------------------------------------------
                                                  2000                            1999                           1998
                                        ---------------------------     ---------------------------    --------------------------
                                                         Weighted                        Weighted                       Weighted
                                                         Average                         Average                        Average
                                                         Exercise                        Exercise                       Exercise
                                          Shares           Price          Shares           Price         Shares           Price
                                        ----------     ------------     ----------     ------------    -----------     ----------
Outstanding at beginning of period         996,605     $       8.38        566,855     $       6.01        460,305     $     4.28
   Granted at prices in excess of
     fair market value                     460,575            10.00        715,950            10.00        177,800          10.00
   Granted at prices below
     fair market value                           -                -          8,500             4.53              -              -
   Exercised                                     -                -              -                -              -              -
   Forfeited                               (66,475)           (8.57)      (294,700)           (7.63)       (71,250)         (4.78)
                                        ----------     ------------     ----------     ------------    -----------     ----------

Outstanding at end of period             1,390,705     $       8.91        996,605     $       8.38        566,855     $     6.01
                                        ==========     ============     ==========     ============    ===========     ==========

Exercisable at end of period               295,655     $       4.87        117,105     $       3.41              -     $        -

Weighted average fair value
   of options granted during period              -     $       1.55              -     $        .04              -     $        -

     The following table summarizes information about director, officer and employee options outstanding under the Plans at December 31, 2000:

                                                      Weighted
                                                       Average
                                                      Remaining
                      Exercise          Shares       Contractual       Shares
                       Prices        Outstanding         Life        Exercisable
                    -------------    -----------     -----------     -----------
                    $        1.00         67,780            5.32          67,780
                    $        5.00        181,125            6.31         181,125
                    $       10.00      1,141,800            8.94          46,750

Compensation expense has been recognized for the year ended December 31, 1999 in connection with options which were granted with exercise prices less than the fair market value of the common stock of the Company on the date of grant as determined by the board of directors. There were no options granted in 2000 or 1998 with exercise prices less than the fair market value at the date of grant.

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        Non-employee options

        Options were granted to non-employees during the years ended December 31 as follows:

                                                                          Years Ended December 31,
                                        -----------------------------------------------------------------------------------------
                                                  2000                            1999                           1998
                                        ---------------------------     ---------------------------    --------------------------
                                                         Weighted                        Weighted                       Weighted
                                                         Average                         Average                        Average
                                                         Exercise                        Exercise                       Exercise
                                          Shares           Price          Shares           Price         Shares           Price
                                        ----------     ------------     ----------     ------------    -----------     ----------
   Outstanding at beginning of period      185,500     $       7.54        152,500     $       6.91         67,000     $     2.97
     Granted                               203,200            10.00         75,000            10.00         86,500          10.00
     Exercised                                   -                -              -                -              -              -
     Forfeited                              (7,500)          (10.00)       (42,000)           (9.05)        (1,000)        (10.00)
                                        ----------     ------------     ----------     ------------    -----------     ----------

   Outstanding at end of period            381,200     $       8.80        185,500     $       7.54        152,500     $     6.91
                                        ==========     ============     ==========     ============    ===========     ==========

   Exercisable at end of period             74,000     $       3.84         34,000     $       1.00              -     $        -

   Weighted average fair value
     of options granted during period            -     $       3.19              -     $       1.79              -     $     1.71

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999, and 1998: no dividend yield; expected volatility of 30%; risk-free interest rates of 5.9%, 5.9%, and 5.4%, respectively; and expected lives of 10 years, 5.3 years, and 5.3 years, respectively. The expense related to these grants is reflected in periods up to three years, in which services must be completed, for these options to become exercisable. Unearned compensation reflects the portion of the grant that has not yet been charged to operations.

     Warrants

     The Company has an obligation to issue 75,000 warrants in connection with the underwriting of the Series II Class B Stock sales. Ten warrants entitle the holder to purchase one share of Series IV Class B Stock at an exercise price of $1.00 per warrant. These warrants will expire on March 15, 2002.

     In 2000, the Company issued 225 warrants to certain brokers for sales of Series IV Class B Stock. One warrant entitles the holder to purchase one share of Series IV Class B Stock at an exercise price of $10.00 per warrant. As of December 31, 2000, 225 warrants were outstanding, which expire on July 1, 2002.

Item 8.   Changes In and Disagreements With Accountants on Accounting and
           Financial Disclosure

     There have been no changes in or disagreements with the principal independent accountants during the two most recent fiscal years.


                                   PART III

Item 9.   Directors, Executive Officers, Promoters, and Control Persons;
           Compliance With Section 16(a) of the Exchange Act

     The following table sets forth information concerning our Directors, executive officers, and certain of our significant employees as of the date of this Report. Our Board of Directors consists of a total of nine members, four members of which are Class 1 Directors which serve for an initial one-year term and five of which are Class 2 Directors which serve for two-year terms. Upon the expiration of the Class 1 Directors' current term, the term of office of the Class 1 Directors will be for two years.

                                                                                                       Term as
Name                     Age                           Position                                        Director Expires
----                     ---                           --------                                        ----------------
EXECUTIVES
Thomas J. Shaw            50  Chairman, President, Chief Executive Officer, and Class 2 Director              2002
Steven R. Wisner          43  Executive Vice President, Engineering & Production and Class 2                  2002
                              Director
Lawrence G. Salerno       41  Director of Operations                                                          N/A
James A. Hoover           53  Production Manager                                                              N/A
Russell B. Kuhlman        47  Vice President, New Markets and Class 1 Director                                2001
Kathryn M. Duesman        37  Director of Clinical Services                                                   N/A
Douglas W. Cowan          57  Chief Financial Officer, Treasurer, and Class 2 Director                        2002
Michele M. Larios         34  Director of Legal and Legislative Policy and Secretary                          N/A

OUTSIDE DIRECTORS
Lillian E. Salerno        40  Class 1 Director                                                                2001
Jimmie Shiu, M.D.         66  Class 1 Director                                                                2001
Clarence Zierhut          71  Class 2 Director                                                                2002
Marwan Saker              44  Class 2 Director                                                                2002
Edith A. Zagona           50  Class 1 Director                                                                2001

SIGNIFICANT EMPLOYEES
Phillip L. Zweig          54  Communications Director                                                         N/A
Peter B. Hegi             26  Product Development Manager                                                     N/A
Judy Ni Zhu               42  Senior Research Design Engineer                                                 N/A
S. Kristie Haddox         29  Quality Assurance Manager                                                       N/A
Stephen C. Bezner         50  Director of Accounting                                                          N/A
Weldon Evans              59  Manager of Manufacturing Engineering                                            N/A

EXECUTIVES

     Thomas J. Shaw, the Founder of RTI, has served as Chairman of the Board, President, Chief Executive Officer, and as a Director since RTI's inception. In addition to his duties overseeing the management of the company, he continues to lead our design team in product development of other medical safety devices that utilize his unique patented friction ring technology. Mr. Shaw has 20 years of experience in industrial product design and has developed several solutions to complicated mechanical engineering challenges. He has been granted multiple patents and has additional patents pending. Mr. Shaw received a Bachelor of Science in Civil Engineering from the University of Arizona and a Master of Science in Accounting from the University of North Texas.

     Steven R. Wisner joined us in October 1999 as Executive Vice President, Engineering and Production and as a Director. Mr. Wisner's responsibilities include the management of engineering, production, regulatory affairs, quality assurance, and human resources. Mr. Wisner has 23 years of experience in product design and development. Before joining us, Mr. Wisner was the Director of

Operations for Flextronics International in Richardson, Texas, an electronic manufacturing services company, from May 1998 to October 1999, where he had complete responsibility for taking product ideas from the concept stage through full design and into the manufacturing process. Mr. Wisner worked as Design Services Manager at Altatron Technologies, an electronic manufacturing service company, from August 1997 to May 1998, and as Director of Engineering with Responsive Terminal Systems, a medical reporting device manufacturing company, from 1984 to 1997. While working at Texas Instruments, a leading electronics manufacturing company, from 1982 to 1984, Mr. Wisner was the team leader of a product development that successfully integrated several thousand personal computers into the worldwide Texas Instruments data network. As a project leader with Mostek Corporation, a semiconductor manufacturing company, from 1980 to 1982, he oversaw the development of automated manufacturing control systems for semiconductor assembly. Mr. Wisner began his engineering career with Rockwell-Collins, an avionics division of Rockwell International, in 1977, where he was involved in the design of flight navigation equipment, including the first GPS (Global Positioning System). Mr. Wisner holds a Bachelor of Science in Computer Engineering from Iowa State University.

     Lawrence G. Salerno has served as Director of Operations for us since 1995 and is responsible for the manufacture of all VanishPoint(R) products, as well as all product development and process development projects. Mr. Salerno is our Management Representative, assuring that the Quality Systems are established and implemented according to ISO 9001, MDD, and FDA mandated standards. In addition, he supervised all aspects of the construction of our new facilities in Little Elm, Texas. Prior to joining us, Mr. Salerno worked for Checkmate Engineering, an engineering firm, from 1991 to 1995 and was responsible for engineering site design and supervision of structural engineering products. Mr. Salerno is the brother of Lillian E. Salerno.

     James A. Hoover joined us in February 1996 and is our Production Manager. He is responsible for supervision of the production of our products. Mr. Hoover has also developed and implemented FDA required procedures and has been involved in the FDA inspection process. Mr. Hoover joined us after working for Sherwood for 26 years. During his tenure with Sherwood, a medical device manufacturing company, he gained hands-on experience in all aspects of the medical device manufacturing process. Mr. Hoover began his career with Sherwood as a materials handler and worked his way up through a series of positions with added responsibilities to his final position there as Production Manager of Off-Line Molding, Operating Room/Critical Care. In this capacity, he managed several departments, ran several product lines, and hired and supervised over 200 employees. While at Sherwood, he also gained experience with one of the country's first safety syringes, the Monoject(R).

     Russell B. Kuhlman joined us in February 1997 and is our Vice President, New Markets and Director. Mr. Kuhlman is responsible for developing new markets and product training for our sales organization, as well as distribution. Mr. Kuhlman's efforts with us have resulted in bringing onboard Specialty Distributors, influencing legislation, and educating influential healthcare representatives about the benefits of the VanishPoint(R) product line. Mr. Kuhlman is respected throughout the industry and is a main contributor to the safety effort in this country. He has a sales background in the medical service industry that includes his most recent work for Bio-Plexus, a medical device manufacturing company, from 1994 to 1997, where he developed strategic marketing plans for new safety products. Prior to his work there, Mr. Kuhlman worked as Director of Sales and Marketing for Winfield Medical, Inc., a medical device manufacturing company, from 1989 to 1994, where he launched several new products, developed strategic sales territories, and was the trainer for Sales and Regional Managers. Mr. Kuhlman also worked for B-D Vacutainer(R) Systems, a medical products company, in the Houston Territory from 1980 to 1989, where he was recognized as the National Sales Representative for the year 1987. Mr. Kuhlman holds a Bachelor of Science in Finance from the University of Tennessee.

     Kathryn M. Duesman, RN, joined us in 1996 as the Director of Clinical Services and provides clinical expertise on existing VanishPoint(R) products as well as those in development. She has assisted in the development of training and marketing materials. Ms. Duesman has also contributed to the design of two new products. Ms. Duesman is well recognized as one of the key authorities on the prevention of needlestick injuries and has spoken and been published on this issue. In 1996, Ms. Duesman served as a Registered Nurse ("RN") at Denton Community Hospital. From 1995 to part of 1996, Ms. Duesman served as a RN at Pilot Point Home Health, an agency for home healthcare. From 1992 to 1995, Ms. Duesman served as a RN for Denton Community Hospital. Ms. Duesman is a 1985 graduate of Texas Woman's University with a Bachelor of Science in Nursing.

     Douglas W. Cowan is our Chief Financial Officer, Treasurer, and a Director. He is responsible for the financial, accounting, and forecasting functions of RTI. Prior to joining us in 1999, Mr. Cowan served as a consultant to us and other companies from 1996 to 1999 on various accounting and other business matters. Before becoming a consultant, he served as the Chief Financial Officer of Wedge-Dialog Company, an oil field services company, from 1995 to 1996. In addition, Mr. Cowan served in various capacities, including Vice President and Controller at El Paso Natural Gas Company, an interstate pipeline company. After leaving El Paso Natural Gas, Mr. Cowan formed a public accounting practice that provided tax and accounting services, as well as litigation support. Mr. Cowan has a Bachelor of Business Administration from Texas Technological College. He is a CPA licensed in Texas.

     Michele M. Larios joined us in February 1998 as an attorney and now serves as the Director of Legal and Legislative Policy and as Secretary of RTI. Ms. Larios is responsible for the legal and legislative functions of RTI. In addition to working on legal matters and with outside counsel, Ms. Larios works with legislators on pertinent issues and relevant legislation. Prior to joining us, Ms. Larios served as the Legal Analyst for Applied Risk Management Inc., a third party claims administration company, from 1995 through 1997. Ms. Larios received a Bachelor of Arts in Political Science from Saint Mary's College in Moraga, California, and a Juris Doctorate from Pepperdine University School of Law in Malibu, California.

OUTSIDE DIRECTORS

     Lillian E. Salerno has served on the Board of Directors since 1996. Ms. Salerno began serving as a consultant to us effective June 1, 2000. Her responsibilities include the development of foreign marketing, distribution, and licensing agreements, principally in Europe. Previously, Ms. Salerno served us since RTI's inception in a variety of positions. She most recently served as our Executive Vice President, Sales and Marketing. Prior to RTI's incorporation, Ms. Salerno was an attorney with a growing private law practice while she served as a consultant, administrator of grants, and legal consultant to Checkmate Engineering, an engineering firm. Ms. Salerno assisted with the start-up of RTI. Ms. Salerno received a Bachelor of Arts from the University of Texas at Austin, a Master of Arts from the University of North Texas, and a Juris Doctorate from Southern Methodist University School of Law. Ms. Salerno is the sister of Lawrence G. Salerno.

     Jimmie Shiu, M.D. has served on our Board of Directors since 1996. Prior to retirement in 1998, Dr. Shiu was in private practice as a Board Certified Otolaryngologist at Presbyterian Hospital in Dallas for 31 years. Although retired from private practice, Dr. Shiu continues to serve as a clinical professor for the Department of Otolaryngology at the University of Texas Southwestern Medical Center at Dallas. He has served on the Board of Trustees of Presbyterian Healthcare Foundation of Dallas since 1996 and the Board of Directors of MOTO1, Inc. since 1999. Dr. Shiu completed his undergraduate work at Abilene Christian University and received his medical degree from University of Texas Southwestern Medical Center at Dallas, Texas.

     Clarence Zierhut has served on our Board of Directors since April 1996. Since 1955, Mr. Zierhut has operated an industrial design firm, Zierhut Design now Origin Design, that develops new products from concept through final prototypes. During his professional career, Mr. Zierhut has created over 3,000 product designs for more than 350 companies worldwide, in virtually every field of manufacturing, and has won many international awards for design excellence. His clients have included Johnson & Johnson, Abbott, Gould, and McDonnell Douglas. He received a Bachelor of Arts from Art Center College of Design in Los Angeles, California.

     Marwan Saker joined our Board of Directors in June 2000. Since 1983, Mr. Saker has served as Chief Executive Officer of Sovana, Inc., an export management company. As a representative for United States companies seeking distribution, licensing, and franchising in the Middle East, Europe, and North

Africa, Mr. Saker was instrumental in developing successful partnerships in more than 15 countries. He offices in Dallas, Texas.

     Edith A. Zagona, Ph.D. joined our Board of Directors in August 2000. Dr. Zagona has conducted water resources research at the University of Colorado's Center for Advanced Decision Support for Water and Environmental Systems since 1988. She has led the development of RiverWare, a commercially available water basin management software modeling tool that is widely used by leading water management agencies. She received a Bachelor of Arts in Philosophy and a Bachelor of Science in Civil Engineering at the University of Arizona, a Master of Science in Civil Engineering, emphasis in hydraulics, from Colorado State University, and a Ph.D. in Civil Engineering from the University of Colorado at Boulder with an emphasis in automation in water resources management.

SIGNIFICANT EMPLOYEES

     Phillip L. Zweig joined us in December 1999 as Communications Director. Mr. Zweig is a prize winning financial journalist who has worked as a staff reporter at The American Banker, The Wall Street Journal, and Bloomberg Business News and other media organizations. From 1993 to 1998, he served as Corporate Finance Editor at Business Week where he wrote a major article on RTI. Before joining us, he worked as a freelance financial writer and editorial consultant. His clients included Andersen Consulting and Boston Consulting Group. Mr. Zweig received a Bachelor of Arts in Behavioral Psychology from Hamilton College and a Master of Business Administration from the Baruch College Graduate School of Business.

     Peter B. Hegi joined us in August 1996 and is our Product Development Manager. His responsibilities include development of new products from conception through production implementation supporting production in the manufacturing of products and managing continual production improvement efforts. This process includes design input and control, manufacturing feasibility, and FDA pre-market notification of the product. Product Development also assists in continually improving existing devices. He has created product and component specifications for the blood collection tube holder, 5cc syringe, and 10cc syringe. Mr. Hegi is a 1996 Mechanical Engineering graduate of Stanford University, where he was a member of Tau Beta Pi National Engineering Honor Society. His new product development responsibilities include establishing device design requirements and controls, determining product manufacturing feasibility, and assisting in the preparation of device documentation for FDA 510(k) Submission. FDA 510(k) Submissions are summaries, submitted under section 513(i) of the Federal Food, Drug, and Cosmetic Act, of the safety and effectiveness information contained in a pre-market notification submission (document required to be filed by persons desiring to introduce into interstate commerce a device intended for human use) upon which a determination of substantial equivalence can be based ("510[k] Submission"). He has assisted in the development of the VanishPoint(R) blood collection tube holder and the 1cc, 3cc, 5cc, and 10cc VanishPoint(R) syringe product lines.

     Judy Ni Zhu has served as a Senior Research Design Engineer since joining us in 1995. Her primary focus is on new product development and improvement of current products. Prior to joining us, Ms. Zhu worked with Checkmate Engineering, an engineering firm, as a design engineer on the original 3cc syringe and other SBIR grant projects. Ms. Zhu received her Bachelor of Science from Northwest Polytechnic University in Xian, China, and her Master of Engineering from University of Texas at Arlington. Ms. Zhu has assisted in design modifications for the 3cc syringe, which have maximized both product reliability and production efficiency. She also designed and developed a manual needle assembly machine and an automatic lubricating and capping system for the 3cc syringe and developed and assisted in the design of automated blood collection tube holder assembly equipment. Ms. Zhu has collaborated with Ms. Duesman and Mr. Shaw in the filing of several patent applications. Prior to joining Checkmate Engineering in 1991, Ms. Zhu worked for Shenyang Airplane Corporation, an airplane design company, in Shenyang, China, where she was responsible for airplane control system design and its stress computation and analysis. Ms. Zhu also worked for Mactronix, Inc., an assembly equipment manufacturing semiconductor company, in Dallas, Texas, where she was responsible for the design, modification, and production drawing of an automatic wafer transfer system.

     S. Kristie Haddox joined us in July 1996 as our Quality Assurance ("QA") Manager and is responsible for QA testing, document control, and validation. She formerly worked as Quality Assurance Validation Scientist at Alcon Laboratories, a pharmaceutical and medical device manufacturing company in Fort Worth, Texas, from 1995 to 1996. Ms. Haddox holds a Bachelor of Science degree from Texas A&M University and is a member of the American Society for Quality Control.

     Stephen C. Bezner joined us in March 2000 as the Director of Accounting. He is responsible for keeping personnel, systems, and procedures in place to produce an orderly and timely accounting of all business activities. Prior to his employment with us, Mr. Bezner served as Vice President Finance for CBI Laboratories, a public subsidiary of Thermo Electron Corporation, an electronic equipment manufacturing company, from 1992 to 2000. Mr. Bezner has 24 years' experience in accounting management and cost accounting, all of which were for manufacturing operations of public companies. Previous employers include Overhead Door Corporation and Texas Instruments. He has a Bachelor of Science Degree from the University of Texas at Dallas.

     Weldon G. Evans joined us in October, 2000 as Manager of Manufacturing Engineering. His responsibilities include the support of new product development and current production, as well as the creation of new and improved manufacturing processes. Prior to joining us he served as a senior project engineer with B-D, a medical technology company, since 1974. He received a Bachelor of Science degree in Mechanical Engineering and a Master of Science degree in Engineering Administration from Southern Methodist University. Mr. Evans is a member of Pi Tau Sigma National Honorary Mechanical Engineering Society and the American Society of Mechanical Engineering.

COMMITTEES OF DIRECTORS

     The Board of Directors has the following committees:

          Committee Members
          -----------------

          Executive Committee
               Thomas J. Shaw
               Steven R. Wisner
               Dr. Jimmie Shiu

          Audit Committee
               Clarence Zierhut
               Marwan Saker
               Dr. Jimmie Shiu

          Compensation and Benefits Committee
               Thomas J. Shaw
               Lillian E. Salerno
               Douglas W. Cowan

     The Executive Committee possesses and may exercise all the powers and authority of the Board of Directors in the control and management of the business and affairs of RTI during intervals between regular meetings of the Board of Directors. These powers are limited as follows: the committee cannot fill any of its vacancies, the committee does not have the power to declare dividends, amend Bylaws, elect or remove any Officer or Director, to submit to shareholders actions that require approval of shareholders, amend any resolution of the Board of Directors, to act on matters assigned to other committees, to create or fill any vacancies on the Board of Directors, to authorize distributions or to issue shares.

     The Audit Committee assists the Board of Directors in monitoring the integrity of the financial statements, our compliance with securities regulations, and the independence and performance of our auditors.

     The Compensation and Benefits Committee recommends to the Board of Directors the compensation of Officers and significant employees and the granting of stock options.

FAMILY RELATIONSHIPS

     There are no family relationships among the above persons except as set forth above.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     None of the above persons or any business in which such person was an executive officer has been involved in a bankruptcy petition, been subject to a criminal proceeding (excluding traffic violations and other minor offenses), been subject to any order enjoining or suspending their involvement in any type of business, or been found to have violated a securities law.

DIRECTORSHIPS IN OTHER COMPANIES

     No Directors hold Directorships in reporting companies other than as set forth above.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16 of the Securities Exchange Act of 1934 ("Exchange Act") requires our Directors, executive officers, and persons who own more than 10 percent of a registered class of our equity securities to file with the Commission initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of our common stock and our other equity securities. Officers, Directors, and greater than 10 percent shareholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) reports they file.

     To our knowledge, all Directors, officers, and holders of more than 10 percent of our common stock filed all reports required by Section 16(a) of the Exchange Act during the current fiscal year as of the date of this Report.

====================================================================================================================
      NAME OF REPORTING PERSON                      FORM FILED                              DATE FILED
--------------------------------------------------------------------------------------------------------------------
Thomas J. Shaw                                        Form 3                             August 22, 2000
---------------------------------------------------------------------------------------------------------------------
Steven R. Wisner                                      Form 3                             August 22, 2000
---------------------------------------------------------------------------------------------------------------------
Douglas W. Cowan                                      Form 3                             August 22, 2000
---------------------------------------------------------------------------------------------------------------------
Michele M. Larios                                     Form 3                             August 22, 2000
---------------------------------------------------------------------------------------------------------------------
Lillian E. Salerno                                    Form 3                             August 22, 2000
---------------------------------------------------------------------------------------------------------------------
Jimmie Shiu, M.D.                                     Form 3                             August 22, 2000
---------------------------------------------------------------------------------------------------------------------
Clarence Zierhut                                      Form 3                             August 22, 2000
---------------------------------------------------------------------------------------------------------------------
Marwan Saker                                          Form 3                             August 22, 2000
---------------------------------------------------------------------------------------------------------------------
Edith A. Zagona                                       Form 3                             August 22, 2000
---------------------------------------------------------------------------------------------------------------------
Russell B. Kuhlman                                    Form 3                             August 22, 2000
====================================================================================================================

Item 10.  Executive Compensation

     The following summary compensation table sets forth the total annual compensation paid or accrued by us to or for the account of the Chief Executive Officer and each other executive officer whose total cash compensation exceeded $100,000 for any of the past three fiscal years:

                          SUMMARY COMPENSATION TABLE

                                    Annual Compensation                         Long-Term Compensation
                                    ---------------------                       ----------------------
                                                                            Awards                  Payout(s)
                                                                   -------------------------   --------------------
                                                           Other    Restricted  Securities
                                                          Annual      Stock     Underlying   LTIP     All Other
Name and Principal                                        Compen-    Award(s)    Options/   Payouts    Compen-
    Position                Year    Salary($)  Bonus($)  sation($)     ($)       SARs ($)     ($)     sation ($)
------------------          ----    ---------  --------  ---------  ----------  ----------  --------  ----------

Thomas J. Shaw,             1998     125,000        0           0          0           0        0             0
President and CEO           1999     162,019        0
                            2000     198,084        0

Lillian E. Salerno,         1998      90,000        0           0          0           0        0             0
Former Executive            1999     143,461        0
Vice President,             2000      60,946        0
Sales & Marketing

Edward S. Aarons,           1998           0        0           0          0           0        0             0
Former Director             1999     108,598        0                             25,000
of Sales                    2000           0        0           0                      0

Douglas W. Cowan,           1998           0        0           0          0           0        0             0
Chief Financial             1999      78,768        0                             25,000
Officer and Treasurer       2000     130,818                    0                 25,000

Russell B Kuhlman,          1998      85,577        0           0          0       7,500        0             0
Vice President, New         1999      94,327    1,000                             15,600
Markets                     2000     102,411    3,000                             10,000

Steven R. Wisner,           1998           0        0           0          0           0        0             0
Executive Vice              1999      20,944                                     150,000
President,                  2000     137,023                                      15,000
Engineering
and Production

     In 1998, Mr. Shaw should have received a raise under the terms of his Employment Agreement. However, the 1998 portion of his raise in the amount of $12,019 was paid in 1999. Officers, Directors, and significant employees hold options exercisable for the purchase of 57,000; 110,000; 261,200; 169,575; and 166,075 shares of common stock in the years 1999, 2000, 2001, 2002, and 2003, respectively. To date, no options or long-term incentive plan awards have been issued to Mr. Shaw or Ms. Salerno, the controlling common stockholders. Former Directors were granted options in 2000 as follows: Allen Cheesman, 38,100; John
H. Wilson, III, 5,000; F. John Deuschle, III, 5,000; Bob Stathopulos, 5,000; and Joe Reeder, 25,000. Options granted to Messrs. Wilson and Deuschle terminated as a result of their departure from the Board of Directors. The Board of Directors subsequently issued options for the purchase of 5,000 shares of common stock to each. Mr. Stathopulos' options terminated as a result of his no longer providing services to RTI.

                     Option/SAR Grants in Last Fiscal Year
                              (Individual Grants)
----------------------------------------------------------------------------------------
Name                     Number of       Percent of total      Exercise or   Expiration
                        Securities     options/SARs granted     base price      date
                        Underlying    to employees in fiscal      ($/Sh)
                       Options/SARs            year
                        granted (#)
----------------------------------------------------------------------------------------
Douglas W. Cowan             25,000            5.43%                10           2010

Russell B. Kuhlman           10,000            2.17%                10           2010

Steven R. Wisner             15,000            3.26%                10           2010


     Officers, Directors, and significant employees hold stock options for the purchase of common stock exercisable beginning in the year indicated below and for three subsequent years:

1999 Plan Nonqualified Stock Options             1999           2000           2001           2002          2003
("NQSOs")
Steven R. Wisner                                                             65,000         65,000         5,000
Lawrence G. Salerno                                                           5,150                        2,000
James A. Hoover                                                               3,150
Kathryn M. Duesman                                                            5,300                        5,000
Douglas W. Cowan                                                              2,500          2,500        15,000
Jimmie Shiu, M.D.                                                            25,000
Clarence Zierhut                                                             10,000
Edith Zagona                                                                  5,000
Michele M. Larios                                                             7,700                       15,000
Marwan Saker                                                                  5,000         30,500        30,500
Phillip L. Zweig                                              20,000         10,000
                                       -------------------------------------------------------------------------
                                                    0         20,000        143,800         98,000        72,500
                                       =========================================================================

1999 Plan Incentive Stock Options                1999           2000           2001           2002          2003
("ISOs")
Steven R. Wisner                                                             10,000         10,000        10,000
Lawrence G. Salerno                                                           2,500          7,650        10,000
James A. Hoover                                                               2,500          5,650         8,000
Russell B. Kuhlman                                                            7,800          7,800        10,000
Kathryn M. Duesman                                                            2,500          7,800        10,000
Douglas W. Cowan                                                             10,000         10,000        10,000
Michele M. Larios                                                                            7,700        10,000
Peter B. Hegi                                                                 3,800          3,800         8,100
Judy Ni Zhu                                                                   3,350          3,350         7,000
S. Kristie Haddox                                                             3,950          3,950         6,600
Stephen C. Bezner                                                                            3,875         3,875
                                       -------------------------------------------------------------------------
                                                    0              0         46,400         71,575        93,575
                                       =========================================================================

1996 Plan NQSOs                                  1999           2000           2001           2002          2003
Steven R. Wisner                                2,500
Lawrence G. Salerno                             5,000         15,000
James A. Hoover                                 5,000         14,000
Russell B. Kuhlman                              7,500         10,000
Kathryn M. Duesman                              1,500         10,000
Jimmie Shiu, M.D.                              15,000         15,000         15,000
Clarence Zierhut                               10,000          5,000          1,000
Peter B. Hegi                                   1,500          7,000
Judy Ni Zhu                                     7,500         10,000
S. Kristie Haddox                               1,500          4,000
                                       -------------------------------------------------------------------------
                                               57,000         90,000         16,000              0             0
                                       =========================================================================

1996 Plan ISOs                                   1999           2000           2001           2002          2003
Lawrence G. Salerno                                                           7,500
James A. Hoover                                                               7,500
Russell B. Kuhlman                                                            7,500
Kathryn M. Duesman                                                            7,500
Michele M. Larios                                                            10,000
Peter B. Hegi                                                                 5,000
Judy Ni Zhu                                                                   5,000
S. Kristie Haddox                                                             5,000
                                       -------------------------------------------------------------------------
                                                    0              0         55,000              0             0
                                       =========================================================================

COMPENSATION OF DIRECTORS

     We pay each nonemployee Director a meeting fee of $250 for each Board meeting attended and have granted to each Director (except Mr. Shaw and Ms. Salerno) stock options for common stock each year. We do not pay any additional amounts for committee participation or special assignment. We issue options for the purchase of 5,000 shares of common stock to Directors upon their election.

EMPLOYMENT AGREEMENTS

     There are no other employment agreements in place involving other officers or Directors, except as set forth below:

Thomas J. Shaw
--------------

     We have a written employment agreement with Thomas J. Shaw, our President and Chief Executive Officer, for an initial period of three years ending September 2002 with an automatic and continuous renewal for consecutive two-year periods. The agreement is terminable either by us or Thomas J. Shaw upon 30 days' written notice. The agreement provides for an annual salary of at least $150,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. Thomas
J. Shaw's salary shall be reviewed by the Board of Directors each January, which shall make such increases as it considers appropriate. Thomas J. Shaw is also entitled to participate in all executive bonuses as the Board of Directors, in its sole discretion, shall determine.

     Under the employment agreement, we will also provide certain fringe benefits, including, but not limited to, participation in pension plans, profit-sharing plans, employee stock ownership plans, stock appreciation rights, hospitalization and health insurance, disability and life insurance, paid vacation, and sick leave. We also reimburse him for any reasonable and necessary business expenses, including travel and entertainment expenses, necessary to carry on his duties. Pursuant to the employment agreement, we have agreed to indemnify Thomas J. Shaw for all legal expenses and liabilities incurred with any proceeding involving him by reason of his being an officer or agent. We have further agreed to pay reasonable attorney's fees and expenses in the event that, in Thomas J. Shaw's sole judgment, he needs to retain counsel or otherwise expend his personal funds for his defense.

     Thomas J. Shaw has agreed to a one-year noncompete, not to hire or attempt to hire employees for one year, and to not make known our customers or accounts or to call on or solicit our accounts or customers in the event of termination of his employment for one year unless the termination is without cause or pursuant to a change of control of RTI. Furthermore, Mr. Shaw has the right to resign in the event that there is a change in control which is defined as a change in the majority of Directors within any twelve-month period without 2/3 approval of the shares outstanding and entitled to vote, or a merger where less than 50 percent of the outstanding stock survives and a majority of the Board of Directors remains, or the sale of substantially all of our assets, or any other person acquires more than 50 percent of the voting capital. Mr. Shaw retained the right to participate in other businesses as long as they do not compete with us and so long as he devotes the necessary working time to the company.

Phillip L. Zweig
----------------

     We entered into an employment agreement with Phillip L. Zweig, our Communications Director, effective December 13, 2000, which expires on June 12, 2001. Mr. Zweig's duties include obtaining and authoring favorable coverage of RTI and issues important to us in local and national media outlets throughout the United States. Mr. Zweig may from time to time engage in writing for publication articles unrelated to the business of RTI. Mr. Zweig also agreed not to write articles about us for independent publications and shall not provide any services relating to marketing strategy, healthcare policy, publicity, or media coverage, or any other services in the United States to any manufacturer of needle products, healthcare group purchasing organizations, or any individual or business entity that is in direct competition with our business during his employment and for three years hereafter. In exchange, we agreed to pay Mr. Zweig a bi-weekly salary of $4,615 and to grant Mr. Zweig options for the purchase of 10,000 shares of our common stock under the 1999 Stock Option Plan. We also agreed to pay reasonable travel, entertainment, and related expenses as well as to provide Mr. Zweig with standard benefits. Mr. Zweig shall be considered for bonuses on the same terms as other management employees. This contract may be terminated by either party with 30 days' written notice.

INDEPENDENT CONSULTING AGREEMENTS

Lillian E. Salerno, d/b/a MediTrade International
-------------------------------------------------

     We entered into a consulting agreement with Lillian E. Salerno, d/b/a MediTrade International on June 1, 2000. The contract was amended on August 23, 2000, and now expires on May 31, 2001. Ms. Salerno has agreed to establish contacts with major European entities to develop marketing and distribution channels as well as licensing agreements. Ms. Salerno will be paid $16,667 per month and reimbursed for business expenses incurred on behalf of RTI, not to exceed $5,000 per month without prior approval for the term of the contract.

International Export and Consulting
-----------------------------------

     We entered into a Consulting Agreement on March 15, 2000, with International Export and Consulting where International Export and Consulting agreed to advise us with respect to selection of an international distribution network, potential strategic partners, and future licensing for VanishPoint(R) technology in the Middle East which terminates no later than June 1, 2001. International Export and Consulting further agreed that, during the term of this agreement and for a period of two years thereafter, it would not perform any services which would utilize any confidential information of RTI nor perform any services for any of RTI's competitors. In exchange, we agreed to pay a consulting fee in the amount of $2,000 a month for ten months as well as issue nonqualified stock options ("NQSOs") for 61,000 shares of our common stock at an exercise price of $10 per share upon successful completion of a distribution agreement with Sovana, Inc. Marwan Saker, a principal in International Export and Consulting, is a Director.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the capital stock as of the date of this Report (excluding exercisable options) for (a) each person known by us to own beneficially 5 percent or more of the voting capital stock, and (b) each Director and executive officer (earning in excess of $100,000 annually) who owns capital stock. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to his or her shares.


Title of Class                Name and Address of              Amount and Nature of         Percent of
                                 Beneficial Owner                 Beneficial Owner            Class(1)
-------------------------------------------------------------------------------------------------------
Common Stock
-------------------------------------------------------------------------------------------------------
         As a Group           Officers and Directors
                              511 Lobo Lane, P.O. Box 9
                              Little Elm, TX 75068-0009               14,062,500              72.6%
         As Individuals       Thomas J. Shaw                          11,200,000              57.8%
                              Lillian E. Salerno                       2,800,000              14.5%
                              Edith A. Zagona(2)                          50,000           less than 1%
                              Jimmie Shiu                                 10,000           less than 1%
                              Steve Wisner                                 2,500           less than 1%
-------------------------------------------------------------------------------------------------------
Series A Stock
-------------------------------------------------------------------------------------------------------
         As a Group           Officers and Directors
                              511 Lobo Lane, P.O. Box 9
                              Little Elm, TX 75068-0009                  150,000               8.2%
         As Individuals       Jimmie Shiu                                150,000               8.2%
-------------------------------------------------------------------------------------------------------
Series I-IV Class B Stock
-------------------------------------------------------------------------------------------------------
         As a Group           Officers and Directors
                              511 Lobo Lane, P.O. Box 9
                              Little Elm, TX 75068-0009                   40,000               1.9%
         As Individuals       Thomas J. Shaw                               5,000           Less than 1%
                              Marwan Saker(3)                             30,000               1.4%
                              Edith A. Zagona(2)                           5,000           Less than 1%


(1) The percentages of each class are based on 19,365,850 shares of common stock, 1,826,500 shares of Series A Stock, and 2,079,895 shares of Series I through IV Class B Stock outstanding as of the date of this Report.

(2) The 50,000 shares of common stock and the 5,000 shares of Class B Stock are held in joint tenancy with Dr. Zagona's husband.

(3) The 30,000 shares are beneficially held as follows: 14,500 Shares by My Investments and 15,500 Shares by Saker Investments, which are companies controlled by Mr. Saker.

     There are no arrangements the operation of which would result in a change in control of RTI.

Item 12.  Certain Relationships and Related Transactions

     Management believes that all of the transactions set forth below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. There are no preset limits on payments to related parties. Payments are made after services are provided.

     Thomas J. Shaw, our President and Chief Executive Officer who beneficially owns 57.8 percent of the common stock, was paid a licensing fee of $500,000 (amortized over 17 years) by us for the exclusive worldwide licensing rights to manufacture, market, sell, and distribute all the retractable medical safety products. In addition, Mr. Shaw receives a 5 percent gross royalty on all licensed products sold to customers over the life of the technology licensing agreement. Mr. Shaw was paid a royalty of $429,078, $110,197 and $42,571 for 2000, 1999 and 1998, respectively. Mr. Shaw was paid $199,547 in royalties from January 1, 2001, to the date of this Report. Mr. Shaw has been paid $738,822 as a royalty for the two years ended as of the date of this Report.

     In September 1996, we purchased the 3cc prototype molds from Thomas J. Shaw, d/b/a Checkmate Engineering, a sole proprietorship. The purchase was financed by a note for the full purchase price of $108,252. The note provided for no interest for the first 305 days and, subsequently, interest at a rate of 12 percent per annum. Interest expense related to this note was $1,357 and $5,258 for the years ended December 31, 1999 and 1998, respectively. The note was paid in full in 1999.

     Lillian E. Salerno, a Director, d/b/a Mill Street Enterprises ("Mill Street"), a sole proprietorship, leases offices at 618, 620, and 622 S. Mill Street, in Lewisville, Texas, to us for our marketing and sales department. The lease is for a five-year term commencing July 1, 1997, and ending June 30, 2002, at an annual rental rate of $22,800. We also have a lease for additional office space with Mill Street for one year commencing April 1, 2000, at a rate of $1,000 per month. Lease payments for $33,400 and $8,700 have been paid in 2000 and 2001, respectively.

     A former Director, Robert Stathopulos, was paid consulting fees by us of $96,372 in 1999 and $129,817 in 2000.

     Douglas W. Cowan, a Director and the Chief Financial Officer and Treasurer, received $76,651 and $58,345 in 1998 and 1999, respectively, for accounting and other consulting services prior to becoming a Director and employee.

     We paid $23,381 and $30,258 in 1999 and 1998, respectively, and $14,006 was paid in 2000, to family members of our Chief Executive Officer for various consulting services.

     Pursuant to a Consulting Agreement between RTI and Lillian E. Salerno d/b/a MediTrade International, Ms. Salerno, a Director, was advanced $37,500 in September, 2000 for setting up operations in Europe. This advance will be recouped over the remaining period of the contract. As of the date of this Report, we have recouped all $37,500 of the advance.

Item 13.  Exhibits and Reports on Form 8-K

EXHIBITS
--------

Exhibit No.    Description of Document
-----------    -----------------------

3.1 Second Amended and Restated Articles of Incorporation of RTI filed August 14, 2000*

3.2 Amended and Restated Bylaws of RTI dated as of the 11th day of August 2000*

4.1            Sample Common Stock certificate**

4.2 Exhibit A to Second Amended and Restated Articles of Incorporation of RTI filed August 14, 2000 (Certificate of Designation, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of RTI)**

4.3            Sample Series A Convertible Preferred Stock Certificate**

4.4 Exhibit B to Second Amended and Restated Articles of Incorporation of RTI filed August 14, 2000 (Certificate of Designation, Preferences, Rights, and Limitations of Class B Convertible Preferred Stock of RTI)**

4.5            Sample Series I Class B Convertible Preferred Stock Certificate**

4.6 Exhibit C to Second Amended and Restated Articles of Incorporation of RTI filed August 14, 2000 (Certificate of Designation, Preferences, Rights and Limitations of the Series II Class B Convertible Preferred Stock of RTI)**

4.7            Sample Series II Class B Convertible Preferred Stock
               Certificate**

4.8 Exhibit D to Second Amended and Restated Articles of Incorporation of RTI filed August 14, 2000 (Certificate of Designation, Preferences, Rights and Limitations of the Series III Class B Convertible Preferred Stock of RTI)**

4.9            Sample Series III Class B Convertible Preferred Stock
               Certificate**

4.10 Exhibit E to Second Amended and Restated Articles of Incorporation of RTI filed August 14, 2000 (Certificate of Designation, Preferences, Rights and Limitations of the Series IV Class B Convertible Preferred Stock of RTI)**

4.11           Sample Series IV Class B Convertible Preferred Stock
               Certificate**

4.12 Pages 6 through 10 of as well as exhibits A through E to the Second Amended and Restated Articles of Incorporation of RTI filed August 14, 2000*

4.13 Pages 1 through 7 and 15 through 19 of the Amended and Restated Bylaws of RTI dated as of the 11th day of August 2000*

4.14 Form of Southwest Merchant Group Warrant to Purchase 7,500 Shares of Series IV Class B Preferred Stock issued**

4.15 Selling Agreement between RTI and Northstar Securities Corporation dated March 1, 2000**

Exhibit No.    Description of Document
-----------    -----------------------
4.16           Selling Agreement between RTI and Asset Allocations Securities
               Corp. dated March 9, 2000**

4.17 National Marketing and Distribution Agreement between RTI and Abbott Laboratories dated as of May 4, 2000, and Registration Rights Agreement between RTI and Abbott Laboratories dated as of May 4, 2000**

4.18           RTI's 1999 Stock Option Plan**

4.19           1996 Incentive Stock Option Plan of RTI**

4.20           1996 Stock Option Plan for Directors and Other Individuals**

10.1 Lock Up Agreement by and between RTI and Thomas J. Shaw dated as of December 3, 2000***

10.2 Lock Up Agreement by and between RTI and Lillian E. Salerno dated as of December 4, 2000***

10.3 National Marketing and Distribution Agreement between RTI and Abbott Laboratories dated as of May 4, 2000, with exhibits**

10.4 Contract Manufacturing Agreement Between RTI and Nypro Precision Assemblies, Inc. dated as of April 7, 2000**

10.5           Sample United States Distribution Agreement**

10.6           Sample Foreign Distribution Agreement**

10.7 Amended Consulting Agreement between RTI and Lillian E. Salerno dba/MediTrade International dated August 23, 2000*

10.8 Employment Agreement between RTI and Thomas J. Shaw dated as of September 28, 1999**

10.9 Technology License Agreement between Thomas J. Shaw and RTI dated the 23rd day of June 1995**

10.10 Consulting Agreement by and between RTI and International Export and Consulting dated March 15, 2000**

10.11 Employment Agreement by and between RTI and Phillip L. Zweig dated effective as of December 13, 2000****

10.12 Escrow Agreement by and between RTI and Texas Bank dated March 15th, 2001******

13             RTI's Quarterly Report on Form 10-QSB filed on November 14,
               2000***

23.1           Consent of Independent Accountants dated March 22, 2001******

23.2           Consent of Business Valuation Services dated December 22,
               2000****

99.1           Opinion by Business Valuation Services*****

* Incorporated herein by reference to RTI's Registration Statement on Form 10SB-A filed on October 25, 2000.

** Incorporated herein by reference to RTI's Registration Statement on Form 10-SB filed on June 23, 2000.

*** Incorporated herein by reference to RTI's Form 10-QSB filed on November 14, 2000.

**** Incorporated herein by reference to RTI's Registration Statement on Form 10SB-A2 filed on January 16, 2001.

***** Incorporated herein by reference to RTI's Registration Statement on Form SB-2 filed on December 22, 2000.

****** Incorporated herein by reference to RTI's Registration Statement on Form SB2-A2 filed on March 22, 2000.

Reports on Form 8-K
-------------------

     During the last quarter of the year ended December 31, 2000, the period covered by this Report, RTI did not file any reports on Form 8-K.

                                  SIGNATURES
                                  ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RETRACTABLE TECHNOLOGIES, INC.
                                   (Registrant)

                                   By:
                                       ------------------------------
                                       THOMAS J. SHAW
                                       CHAIRMAN, PRESIDENT, AND
                                       CHIEF EXECUTIVE OFFICER

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                                                  DATE

/s/ Steven R. Wisner               Executive Vice President,  Engineering &                      03/28/01
------------------------------     Production and Director                                      ----------
Steven R. Wisner

/s/ Russell B. Kuhlman
------------------------------     Vice President, New Markets and Director                      03/28/01
Russell B. Kuhlman                                                                              ----------

/s/ Douglas W. Cowan
------------------------------     Chief Financial Officer, Treasurer, and Director              03/28/01
Douglas W. Cowan                                                                                ----------

/s/ Lillian E. Salerno
------------------------------     Director                                                      03/28/01
Lillian E. Salerno                                                                              ----------

/s/ Jimmie Shiu
------------------------------     Director                                                      03/28/01
Jimmie Shiu, M.D.                                                                               ----------

/s/ Clarence Zierhut
------------------------------     Director                                                      03/26/01
Clarence Zierhut                                                                                ----------

/s/ Marwan Saker
------------------------------     Director                                                      03/28/01
Marwan Saker                                                                                    ----------

/s/ Edith A. Zagona
------------------------------     Director                                                      03/28/01
Edith A. Zagona                                                                                 ----------