Form 10QSB
period 2001-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2001-05-14
CIK 946563

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended          March 31, 2001
                                                ---------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

     For the transition period from             to
                                    -----------    -----------

Commission file number 000-30885

                        Retractable Technologies, Inc.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                Texas                                  75-2599762
     -------------------------------       -------------------------------
     (State or Other Jurisdiction of                 (IRS Employer
     Incorporation or Organization)               Identification No.)

                                 511 Lobo Lane
                         Little Elm, Texas 75068-0009
  ---------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (972) 294-1010
                                --------------
               (Issuer's Telephone Number, Including Area Code)

                   ----------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,365,850 Shares of Common Stock, no par value, issued and outstanding on May 3, 2001.

     Transitional Small Business Disclosure Format (check one): Yes X   No
                                                                   ---    ---

                               TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Balance Sheets                                      3
          Condensed Statements of Operations                            4
          Condensed Statements of Cash Flows                            5
          Notes to Condensed Financial Statements                       6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION                                         10


PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                            14

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                    15

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                              15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                                             15

ITEM 5.   OTHER INFORMATION                                            15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                             16

SIGNATURE                                                              19

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        RETRACTABLE TECHNOLOGIES, INC.
                           CONDENSED BALANCE SHEETS

                                              March 31, 2001  December 31, 2000
                                               (Unaudited)
                                              ---------------------------------
ASSETS
Cash and cash equivalents                     $  1,363,607         $  3,727,682
Accounts receivable, net                         1,045,763            2,325,252
Inventories, net                                 3,449,538            1,575,636
Other current assets                               572,777              426,758
                                              ------------         ------------
     Total current assets                        6,431,685            8,055,328

Property, plant and equipment, net              12,029,828           11,902,792
Intangible assets and deferred charges, net        521,460              529,803
                                              ------------         ------------
     Total assets                             $ 18,982,973         $ 20,487,923
                                              ============         ============

LIABILITIES AND STOCKHOLDERS'
EQUITY
Liabilities:
  Accounts payable                            $  2,515,410         $  1,868,357
  Current portion of long-term debt                979,895              971,676
  Accrued compensation                             291,674              339,431
  Marketing fees payable                         2,121,676            1,937,072
  Other accrued liabilities                        763,552              822,355
                                              ------------         ------------
     Total current liabilities                   6,672,207            5,938,891
                                              ------------         ------------

Long-term debt, net of current maturities        7,054,719            7,180,130
                                              ------------         ------------
Stockholders' equity
  Preferred Stock $1 par value
    Class A                                      1,826,500            1,826,500
    Series I, Class B                              366,400              366,400
    Series II, Class B                             489,250              489,250
    Series III, Class B                            158,245              158,245
    Series IV, Class B                           1,066,000            1,066,000
  Common stock, no par value                             -                    -
  Additional paid-in capital                    36,774,763           36,774,763
  Accumulated deficit                          (35,425,111)         (33,312,256)
                                              ------------         ------------
     Total stockholders' equity                  5,256,047            7,368,902
                                              ------------         ------------
     Total liabilities and stockholders'
      equity                                  $ 18,982,973         $ 20,487,923
                                              ============         ============

         See accompanying notes to the condensed financial statements

                        RETRACTABLE TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Three Months     Three Months
                                                      ended            ended
                                                    March 31,        March 31,
                                                      2001             2000
                                                  ------------     ------------
Sales, net                                        $  3,431,014     $    827,819
Cost of sales                                        2,852,532          644,700
                                                  ------------     ------------
     Gross margin                                      578,482          183,119
                                                  ------------     ------------
Operating expenses:
  Preproduction manufacturing                                -          450,612
  Sales and marketing                                1,241,897          705,261
  Research and development                             345,055          136,253
  General and administrative                         1,012,319          667,514
                                                  ------------     ------------
     Total operating expenses                        2,599,271        1,959,640
                                                  ------------     ------------

     Loss from operations                           (2,020,789)      (1,776,521)

Interest income                                         28,205           15,542
Interest expense                                      (120,271)         (20,748)
                                                  ------------     ------------
     Net loss                                       (2,112,855)      (1,781,727)
     Preferred Stock dividend requirements            (528,969)        (823,789)
                                                  ------------     ------------
     Net loss applicable to common shareholders   $ (2,641,824)    $ (2,605,516)
                                                  ============     ============
     Net loss per share (basic and diluted)       $      (0.14)    $      (0.19)
                                                  ============     ============
     Weighted average common
          shares outstanding                        19,365,850       14,000,000
                                                  ============     ============


         See accompanying notes to the condensed financial statements

                        RETRACTABLE TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      Three Months                 Three Months
                                                                         ended                         ended
                                                                        March 31,                    March 31,
                                                                          2001                         2000
                                                                      ------------                 ------------
Cash flows from operating activities
   Net loss                                                           $ (2,112,855)                $ (1,781,727)
   Depreciation and amortization                                           228,778                      247,364
   Recognition of stock option compensation                                      -                       62,422
   Adjustments to reconcile net loss to net cash
        provided by operating activities:
           (Increase) decrease in inventories                           (1,873,902)                    (576,873)
           (Increase) decrease in accounts and note receivable           1,279,489                      244,920
           (Increase) decrease in other current assets                    (146,019)                    (125,743)
           Increase (decrease) in accounts payable                         647,053                     (306,609)
           Increase in marketing fees payable                              184,604
           Increase (decrease) in other accrued liabilities               (106,560)                      52,019
                                                                      ------------                 ------------
Net cash used by operating activities                                   (1,899,412)                  (2,184,227)
                                                                      ------------                 ------------
Cash flows from investing activities
   Purchase of property, plant and equipment                              (342,090)                    (127,228)
   Acquisition of patents, trademarks and licenses                          (5,381)                     (38,763)
   Sale of restricted certificates of deposit                                    -                      600,000
                                                                      ------------                 ------------
Net cash used or provided by investing activities                         (347,471)                     434,009
                                                                      ------------                 ------------
Cash flows from financing activities
   Borrowings under long-term debt and notes payable                             -                    2,000,000
   Repayments of long-term debt and notes payable                         (117,192)                  (1,485,800)
   Proceeds from issuance of preferred stock                                     -                    1,615,000
                                                                      ------------                 ------------
Net cash used or provided by financing activities                         (117,192)                   2,129,200
                                                                      ------------                 ------------

Net (decrease) increase in cash                                         (2,364,075)                     378,982
Cash and cash equivalents at:
   Beginning of period                                                   3,727,682                      646,005
                                                                      ------------                 ------------
   End of period                                                      $  1,363,607                 $  1,024,987
                                                                      ============                 ============


         See accompanying notes to the condensed financial statements

                        RETRACTABLE TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BUSINESS OF THE COMPANY, RECENT DEVELOPMENTS, AND BASIS OF PRESENTATION

     Business of the Company

     Retractable Technologies, Inc. (the "Company") was incorporated in Texas on May 9, 1994, to design, develop, manufacture and market safety syringes and other safety medical products for the healthcare profession. The Company began to develop its manufacturing operations in 1995. The Company's manufacturing and administrative facilities are located in Little Elm, Texas. The Company's primary products are the VanishPoint(R) Syringe in 1cc, 3cc, 5cc and 10cc sizes and blood collection tube holders. The Company has conducted preliminary clinical evaluations and worked with national distributors to encourage healthcare facilities to transition from the use of standard syringes to the VanishPoint(R) Syringe. Preliminary shipments, which commenced in February 1997, included syringes for hospital product evaluations as well as for sale in clinics and other healthcare settings.

     Until the second quarter of the year 2000, the Company was considered a development stage enterprise for financial reporting purposes as significant efforts were devoted to raising capital, financial planning, research and development, acquiring equipment, training personnel, developing markets and starting up production. The Company completed its development stage activities in the second quarter of 2000.

     Recent developments

     On May 3, 2001 the Securities and Exchange Commission approved the Company's Registration Statement for the initial public offering of common stock and assigned an effective date of May 3, 2001. On May 4, 2001, the Company's common stock commenced trading on the American Stock Exchange under the symbol RVP.

     On April 18, 2001, in accordance with the federal statute, the amended Occupational Safety and Health Administration ("OSHA") bloodborne pathogens standard went into effect. The standard directs employers to use safety devices to reduce the risk of needlestick injuries. It also gives frontline healthcare workers a voice in the selection of safety devices and calls for the use of a sharps safety log. The log will include information on the type and brand of device used, an explanation of the incident, and where the injury occurred.

     Basis of presentation

     The accompanying condensed financial statements are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All of such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company's audited financial statements for the year ended December 31, 2000.

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


     Property, plant and equipment

     Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Cost includes major expenditures for improvements, and replacements which extend useful lives or increase capacity and interest cost associated with significant capital additions. For the quarters ended March 31, 2001 and 2000, the Company capitalized interest of $92,637 and $53,848, respectively. Gains or losses from property disposals are included in income.

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

     Marketing fees

     The Company pays certain distributors marketing fees for services provided by distributors. These services include participation in promotional activities, development of educational and promotional materials, representation at trade shows, clinical demonstrations, inservicing and training, and tracking reports detailing the placement of the Company's products to end users. Marketing fees are accrued at the time of the sale of product to the distributor. These fees are paid after the distributor provides the Company a tracking report of product sales to end users. These costs are included in sales and marketing expense in the Statements of Operations.

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

     Earnings per share

     The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net earnings for the period (adjusted for any cumulative preferred dividends for the period) by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding was 19,365,850 and 14,000,000 for the periods ended March 31, 2001 and 2000, respectively. The Company's potentially dilutive common stock equivalents including warrants, options, and convertible debt are all antidilutive as the Company is in a loss position. Accordingly, basic loss per share is equal to diluted loss per share and is presented on the same line for income statement presentation. Cumulative preferred dividends of $528,969 and $823,789 have been added to net losses for the quarters ended March 31, 2001, and 2000, respectively, to arrive at net loss per share .

     Research and development costs

     Research and development costs are expensed as incurred.

     Stock-based compensation

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, the Company has elected not to adopt the fair value based method of accounting for stock-based employees compensation and will account for such arrangements under Accounting Principles Board Opinion No. 25. Accordingly, compensation cost for stock options issued to directors, officers, and employees is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount the director, officer or employee must pay to acquire the stock. Employee expense is recognized ratably from the date of the grant over the vesting period of the option. The Company accounts for stock options issued to non-employees in accordance with SFAS 123. Non-employees expense is recognized based upon the shorter of the contract period or vesting period as applicable.

3.   LIQUIDITY

     The Company has been successful in completing five rounds of private equity financing totaling approximately $43 million over the last five years with its last round totaling approximately $11 million from January through June of 2000. However, the Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the years ended December 31, 2000, 1999, and 1998, the Company incurred a loss from operations of approximately $10.4 million, $8.2 million and $5.6 million, respectively. For the quarter ended March 31, 2001 the Company incurred a loss from operations of $2.0 million. For the years ended December 31, 2000, 1999 and 1998, the Company had negative cash flows from operating activities of approximately $8.3 million, $6.7 million and $5.4 million, respectively. For the quarter ended March 31, 2001, the Company had negative cash flows from operating activities of $1.9 million. As of March 31, 2001, December 31, 2000 and 1999, the Company had accumulated deficits of approximately $35.4 million, $33.3 million, and $22.9 million, respectively. As discussed in Note 1, the Company was considered a development stage enterprise for financial reporting purposes until May of the second quarter of 2000. Management expects to reach a break-even operating point during the year ending December 31, 2001. The Company has a high concentration of sales with one significant customer. The Company plans to devote significant resources to expansion of production capacity to meet current and future expected increases in sales activity. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain statements included by reference in this Form 10-QSB containing the words "believes," "anticipates," "intends," "expects," and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of RTI to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the impact of dramatic increases in demand, RTI's ability to quickly increase its capacity in the event of a dramatic increase in demand, the ability of RTI to continue to finance research and development as well as operations and expansion of production through equity and debt financing, as well as sales, and the increased interest of larger market players in providing safety needle devices. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

                       Comparison of Three Months Ended
                      March 31, 2001, and March 31, 2000

     Net sales were $3,431,014 and $827,819 for the three months ended March 31, 2001 and March 31, 2000, respectively. The increase of $2,603,195, or 314 percent, was due principally to increased production capacity. Sales under the Abbott agreement, signed in May 2000, accounted for more than eighty percent of sales in the three months ended March 31, 2001. Also, initial shipments of the Vanishpoint 1cc syringe began in the quarter ended March 31, 2001.

     Cost of sales increased from $644,700 in the three months ended March 31, 2000 to $2,852,532 in the three months ended March 31, 2001, or an increase of 342%. Of the variable costs, direct labor costs increased approximately $100,000, material costs increased $1,415,000, and royalty costs were up $163,000. Repair & maintenance expense increased $126,000, Sterilization costs increased $90,000.

     Preproduction expenses decreased from $450,612 in the three months ended March 31, 2000 to zero in the three months ended March 31, 2001. Coincident with the signing of the Abbott agreement, we ceased reporting as a development stage enterprise, and we no longer classify any manufacturing costs as preproduction expenses.

     Research and development expense increased from $136,253 in the three months ended March 31, 2000 to $345,055 in the three months ended March 31, 2001. Salaries increased $114,000 and consulting expenses increased $57,000.

     Sales and marketing expenses increased $536,636 to $1,241,897 in the three months ended March 31, 2001 from $705,261 in the three months ended March 31, 2000. As a percentage of revenues sales and marketing expenses decreased from 85 percent to 36 percent. Marketing fees to distributors increased $440,000 due to the increase in revenues. Travel expenses increased $58,000. Consulting expenses increased $50,000 over the same period last year as a result of our international marketing efforts.

     General and administrative costs increased $344,805 or 52 percent, from $667,514 for the three months ended March 31, 2000 to $1,012,319 for the three months ended March 31, 2001. Additional personnel increased salary expenses by $184,000. Legal and accounting fees increased by $44,000, principally due to the filing requirements we have as a publicly reporting company. Office expenses increased $31,000 and travel expense increased $24,000.

     Interest income increased by $12,663 or 81% due to higher invested cash balances. Interest expense net increased $99,523 or 480% due to higher outstanding debt. The increase in interest expense was offset by an increase in capitalized interest.

ASSESSMENT OF FAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     On June 15, 1998, the Financial Accounting Standards Board (FASB) issued a Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the far value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. There was no effect of adopting FAS 133 on the financial statements of the Company, as the Company determined that it has not entered into any transactions for derivative instruments or hedging activities that would qualify for treatment under the provisions of the statement.

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

     We obtained $5,000,000 of the $18,000,000 as a result of an agreement with Abbott. On May 4, 2000, we entered into a National Marketing and Distribution Agreement with Abbott for an initial five-year term. Pursuant to the Abbott agreement, Abbott agreed to act as a non-exclusive marketer and distributor of our 1cc, 3cc, 5cc, and 10cc syringes, blood collection tube holders, and small tube adapters to acute care facilities in the United States. As part of the consideration for the Abbott agreement, Abbott agreed to make periodic loans to us prior to June 30, 2005, in increments of $1,000,000 in an aggregate amount of up to $5,000,000 at an interest rate of prime plus one percent with any and all amounts lent to be due and payable on June 30, 2005. Accounts receivable from Abbott and contracts where Abbott is the account debtor secure any loans made. Payments due to us from Abbott under the Abbott agreement, and certain equipment already owned by us also serve as collateral for the loans granted by Abbott. We have borrowed $5 million under the Abbott agreement. Pursuant to the Abbott agreement, we gave Abbott the right, at its option, to convert any and all principal amounts owed into common stock at a price of $10 per share. Abbott also holds registration rights with respect to the shares of common stock issued upon conversion of any principal amount of the loan. As part of the consideration paid to us under the Abbott agreement, Abbott purchased $5 million of Series IV Stock under the same terms and conditions as all other investors in the Series IV Stock offering. We expect to fund future expansion through a combination of debt, a public offering, and internally generated funds. Capital needs are expected to require an additional $87 million over the next five years for expansion of production discussed in greater detail in Material Commitments for Expenditures below.
                  -------------------------------------

     We obtained the remainder of the $18,000,000 from the sale of $11,338,000 of our Series IV Stock, including the shares purchased by Abbott.

Internal Sources of Liquidity and Anticipated Trends in Sales
-------------------------------------------------------------

     The increase in sales is primarily due to legislation requiring safety needles, which has been passed in 18 states. Demand for safety products is increasing in the United States and internationally. The National Institute for Occupational Safety and Health ("NIOSH") issued a safety alert calling on employers to adopt safer needles to reduce needlestick injuries. OSHA issued a Compliance Directive which instructs OSHA inspectors to cite employers who fail to evaluate and buy safety needle devices. The Service Employees International Union ("SEIU") has taken a proactive stance with regard to promoting the use of automated retraction needle devices in member hospitals and by participating in federal and state legislation protests. Due to recent legislation, the California Occupational Safety and Health Administration ("Cal OSHA") mandates that healthcare employers provide their workers with safe needle devices. In addition, 17 other states have adopted, and numerous states have introduced, legislation containing language similar to that passed in California, and federal legislation was signed into law on November 6, 2000. On April 18, 2001, in accordance with the federal statute, the amended OSHA bloodborne pathogens standard went into effect. The recognition for the urgency of safe needle devices in parts of Europe and Africa has echoed the United States model. In France, England, Germany, and Italy, organized healthcare worker unions have taken action to force hospitals and government agencies to place safety as a priority. France has led Western Europe in its recognition of safety and has implemented VanishPoint(R) blood collection tube holders in several hospitals and clinical laboratories.

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

     The Company's initial public offering was effective May 3, 2001 and its shares began trading on the American Stock Exchange on May 4, 2001. At the present time only shares from selling shareholders are being traded.

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

     In May 2000, we entered into an agreement with Abbott. As part of the consideration for the Abbott agreement, Abbott agreed to make periodic loans prior to June 30, 2005, in increments of $1,000,000 in an aggregate amount of up to $5,000,000 at an interest rate of prime plus 1 percent with any and all amounts lent to be due and payable on June 30, 2005. We borrowed $3 million in August 2000 and $2 million in December 2000 under the Abbott agreement. At December 31, 2000 we were not in compliance with certain debt to equity ratios. Abbott provided us with a waiver of this covenant for December 31, 2000, through June 30, 2001. We believe we will be in compliance with this covenant subsequent to June 30, 2001. The loan is otherwise in good standing.

     At December 31, 2000 we were not in compliance with certain debt to equity ratios under a capital lease agreement. We received a waiver of this covenant at December 31, 2000 and amended the covenants in the agreement. We are in compliance at March 31, 2001 and believe we will be in compliance with the amended covenants throughout 2001.

Material Commitments for Expenditures
-------------------------------------

     We anticipate capital expenditures in the amount of $87 million over the next five years for the purpose of expanding capacity by adding equipment and additional space (for 14 assembly lines for syringe production and 5 lines for blood collection tube holder production), expanding the current building by an additional 60,000 square feet, constructing a 15,000 square foot warehouse, and constructing another facility for additional assembly, equipment, and warehousing needs in order to meet our target production of syringes and blood collection tube holders by 2005. We need this capital to fund equipment and facilities expansion for additional 1cc, 3cc, and blood collection tube holders, as well as equipment to manufacture 5cc and 10cc syringes. The equipment will include machinery for assembly, packaging, and molds. This production target equates to our obtaining 6 percent of the United States' 6.6 billion-unit syringe annual market and less than 1 percent of the world's 24 billion-unit annual syringe market. We obtained $18 million in a combination of debt and equity financing in 2000 and expect to raise $60 million through equity and debt financing over a period of time. We anticipate other funding requirements to be paid from operations.

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

ITEM 1.   LEGAL PROCEEDINGS

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

     We are not a party to any other material legal proceeding.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Series A Convertible Preferred Stock
As of the date of this filing, $149,394 in dividends is in arrears.

Series I Class B Convertible Preferred Stock
As of the date of this filing, $2,197,687 in dividends is in arrears.

Series II Class B Convertible Preferred Stock
As of the date of this filing, $3,288,256 in dividends is in arrears.

Series III Class B Convertible Preferred Stock
As of the date of this filing, $2,018,859 in dividends is in arrears.

Series IV Class B Convertible Preferred Stock
As of the date of this filing, $1,000,998 in dividends is in arrears.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the first quarter of the year ended March 31, 2001, through the solicitation of proxies or otherwise.


ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit No.    Description of Document
-----------    -----------------------

3.1 Second Amended and Restated Articles of Incorporation of RTI filed August 14, 2000 *

3.2 Amended and Restated Bylaws of RTI dated as of the 11th day of August 2000 *

4.1            Sample Common Stock certificate **** **

4.2 Exhibit A to Second Amended and Restated Articles of Incorporation of RTI filed August 14, 2000 (Certificate of Designation, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of RTI) **

4.3            Sample Series A Convertible Preferred Stock Certificate **** **

4.4 Exhibit B to Second Amended and Restated Articles of Incorporation of RTI filed August 14, 2000 (Certificate of Designation, Preferences, Rights, and Limitations of Class B Convertible Preferred Stock of RTI) **

4.5            Sample Series I Class B Convertible Preferred Stock Certificate
               **** **

4.6 Exhibit C to Second Amended and Restated Articles of Incorporation of RTI filed August 14, 2000 (Certificate of Designation, Preferences, Rights and Limitations of the Series II Class B Convertible Preferred Stock of RTI)**

4.7            Sample Series II Class B Convertible Preferred Stock Certificate
               **** **

4.8 Exhibit D to Second Amended and Restated Articles of Incorporation of RTI filed August 14, 2000 (Certificate of Designation, Preferences, Rights and Limitations of the Series III Class B Convertible Preferred Stock of RTI) **

4.9            Sample Series III Class B Convertible Preferred Stock Certificate
               **** **

4.10 Exhibit E to Second Amended and Restated Articles of Incorporation of RTI filed August 14, 2000 (Certificate of Designation, Preferences, Rights and Limitations of the Series IV Class B Convertible Preferred Stock of RTI)**

4.11           Sample Series IV Class B Convertible Preferred Stock
               Certificate**** **

4.12 Pages 6 though 10 of as well as exhibits A through E to the Second Amended and Restated Articles of Incorporation of RTI filed August 14, 2000 *

4.13 Pages 1 through 7, and 15 through 19 of the Amended and Restated Bylaws of RTI dated as of the 11th day of August 2000. *

4.14 Form of Southwest Merchant Group Warrant to Purchase 7,500 Shares of Series IV Class B Preferred Stock issued **

Exhibit No.    Description of Document
-----------    -----------------------

4.15 Selling Agreement between RTI and Northstar Securities Corporation dated March 1, 2000 **

4.16 Selling Agreement between RTI and Asset Allocations Securities Corp. dated March 9, 2000 **

4.17 National Marketing and Distribution Agreement between RTI and Abbott Laboratories dated as of May 4, 2000 and Registration Rights Agreement between RTI and Abbott Laboratories dated as of May 4, 2000**** *** (Exhibits 3.1 [Purchase Forecast], 4.2 [Product Specifications], 5.4(b) [Profit Split Example] and Pledged Fixed Asset Listing are redacted for confidential treatment.)

4.18           RTI's 1999 Stock Option Plan**

4.19           1996 Incentive Stock Option Plan of RTI**

4.20           1996 Stock Option Plan for Directors and Other Individuals**

10.1 Lock Up Agreement by and between RTI and Thomas J. Shaw dated as of December 3, 2000. ***

10.2 Lock Up Agreement by and between RTI and Lillian E. Salerno dated as of December 4, 2000. ***

10.3 National Marketing and Distribution Agreement between RTI and Abbott Laboratories dated as of May 4, 2000 with exhibits ** (See
               Exhibit 4.17)

10.4 Contract Manufacturing Agreement Between RTI and Nypro Precision Assemblies, Inc. dated as of April 7, 2000 **

10.5           Sample United States Distribution Agreement **

10.6           Sample Foreign Distribution Agreement **

10.7 Amended Consulting Agreement between RTI and Lillian E. Salerno dba/MediTrade International dated August 23, 2000*

10.8 Employment Agreement between RTI and Thomas J. Shaw dated as of September 28, 1999 **

10.9 Technology License Agreement between Thomas J. Shaw and RTI dated the 23rd day of June 1995**

10.10 Consulting Agreement by and between RTI and International Export and Consulting dated March 15, 2000 **

Exhibit No.    Description of Document
------------   -----------------------

10.11 Employment Agreement by and between RTI and Phillip L. Zweig dated effective as of December 13, 2000****

10.12 Escrow Agreement by and between RTI and Texas Bank dated March 15, 2001 **** **

23.1           Consent of Independent Accountants dated April 27, 2001 **** **

23.2           Consent of Business Valuation Services dated December 22, 2000
               ****

23.3           Consent of Krage & Janvey, L.L.P. dated December 22, 2000.
               See Exhibit No. 5 ****

99 Opinion and Report by Business Valuation Services **** ***(Information under line items "Market Served by Abbott", "Market Not Served by Abbott", "Safety Market Not Served by Abbott", and "Unit Prices" under Exhibits II-1 and II-2; the information under line items "Abbott Net Unit Cost - Payment to RTI" and "RTI Direct Costs Per Unit" under Exhibit II-3 and under the line items "Sales, Abbott", "Sales, Other U.S.", and "Sales, Intl" is redacted for confidential treatment).

* Incorporated herein by reference to RTI's Registration Statement on Form 10SB-A filed on October 25, 2000.

** Incorporated herein by reference to RTI's Registration Statement on Form 10SB filed on June 23, 2000.

*** Incorporated herein by reference to RTI's Form 10-QSB filed on November 14, 2000.

****      Incorporated herein by reference to RTI's Form SB-2 filed December 22,
          2000.

**** * Incorporated herein by reference to RTI's Registration Statement on Form SB2-A filed on February 9, 2001.

**** ** Incorporated herein by reference to RTI's Registration Statement on Form SB2-A3 filed on April 27, 2001.

**** *** Incorporated herein by reference to RTI's Registration Statement on Form SB2-A4 filed on May 3, 2001.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:     5/14/2001                          RETRACTABLE TECHNOLOGIES, INC.
      --------------------------             (Registrant)

                                             BY: /s/ Douglas W. Cowan
                                                 ------------------------------
                                                 DOUGLAS W. COWAN
                                                 CHIEF FINANCIAL OFFICER