Form 10QSB
period 2001-06-30
RETRACTABLE TECHNOLOGIES INC
filed 2001-08-14
CIK 946563

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  June 30, 2001
                                            ---------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

     For the transition period from ___________ to ___________

Commission file number 000-30885

                        Retractable Technologies, Inc.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                   Texas                                  75-2599762
        -------------------------------              -------------------
        (State or Other Jurisdiction of                 (IRS Employer
        Incorporation or Organization)               Identification No.)

                                 511 Lobo Lane
                         Little Elm, Texas 75068-0009
--------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (972) 294-1010
--------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
       (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                        ---
No
   ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,899,600 shares of common stock, no par value, issued and outstanding on August 9, 2001.

     Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                    ---     ---

                               TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Balance Sheets                                            3
          Condensed Statements of Operations                                  4
          Condensed Statements of Cash Flows                                  5
          Notes to Condensed Financial Statements                             6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION                                               10


PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                  15

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                          16

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                    16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   17

SIGNATURE                                                                    20

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        RETRACTABLE TECHNOLOGIES, INC.
                           CONDENSED BALANCE SHEETS

                                                            June 30,               December 31,
                                                              2001                     2000
                                                          ------------             -------------
ASSETS                                                     (Unaudited)
                                                          ------------
Cash and cash equivalents                                 $  1,291,849             $   3,727,682
Accounts receivable, net                                     1,490,006                 2,325,252
Inventories, net                                             3,415,557                 1,575,636
Other current assets                                           681,785                   426,758
                                                          ------------             -------------
     Total current assets                                    6,879,197                 8,055,328

Property, plant, and equipment, net                         12,114,025                11,902,792
Intangible assets and deferred charges, net                    513,606                   529,803
                                                          ------------             -------------
     Total assets                                         $ 19,506,828             $  20,487,923
                                                          ============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable                                        $  2,757,993             $   1,868,357
  Current portion of long-term debt                            988,025                   971,676
  Accrued compensation                                         303,164                   339,431
  Marketing fees payable                                     2,184,334                 1,937,072
  Royalties payable                                            523,293                   198,940
  Interest payable                                             382,145                   141,276
  Other accrued liabilities                                  1,193,146                   482,139
                                                          ------------             -------------
     Total current liabilities                               8,332,100                 5,938,891
                                                          ------------             -------------

Long-term debt, net of current maturities                    6,899,074                 7,180,130
                                                          ------------             -------------

Stockholders' equity
  Preferred Stock $1 par value
    Class A                                                  1,551,500                 1,826,500
    Series I, Class B                                          276,900                   366,400
    Series II, Class B                                         459,000                   489,250
    Series III, Class B                                        158,245                   158,245
    Series IV, Class B                                       1,066,000                 1,066,000
  Additional paid-in capital                                37,173,863                36,774,763
  Accumulated deficit                                      (36,409,854)              (33,312,256)
                                                          ------------             -------------
     Total stockholders' equity                              4,275,654                 7,368,902
                                                          ------------             -------------
          Total liabilities and stockholders' equity      $ 19,506,828             $  20,487,923
                                                          ============             =============

          See accompanying notes to the condensed financial statements

                        RETRACTABLE TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            Three Months       Three Months        Six Months        Six Months
                                               ended              ended              ended             ended
                                           June 30, 2001      June 30, 2000      June 30, 2001     June 30, 2000
Sales, net                                  $  4,788,930      $  1,528,488        $ 8,219,945      $  2,356,307
Cost of sales                                  3,149,316         1,691,891          6,001,848         2,336,592
                                         -----------------  -----------------  -----------------  ---------------
     Gross margin (loss)                       1,639,614          (163,403)         2,218,097            19,715
                                         -----------------  -----------------  -----------------  ---------------
Operating expenses:
  Preproduction manufacturing                          -           176,588                  -           627,200
  Sales and marketing                          1,158,635           931,178          2,400,532         1,636,439
  Research and development                       179,131           124,347            524,186           260,600
  General and administrative                   1,175,867           936,635          2,188,186         1,604,150
                                         -----------------  -----------------  -----------------  ---------------
     Total operating expenses                  2,513,633         2,168,748          5,112,904         4,128,389
                                         -----------------  -----------------  -----------------  ---------------

     Loss from operations                       (874,019)       (2,332,151)        (2,894,807)       (4,108,674)

Interest income                                    9,060            59,786             37,265            75,328
Interest expense, net                           (119,785)          (22,149)          (240,056)          (42,896)
                                         -----------------  -----------------  -----------------  ---------------
     Net loss                                   (984,744)       (2,294,514)        (3,097,598)       (4,076,242)
     Preferred Stock dividend
      requirements                              (517,997)         (978,257)        (1,046,966)       (1,802,047)
                                         -----------------  -----------------  -----------------  ---------------
     Net loss applicable to common
      shareholders                          $ (1,502,741)     $ (3,272,771)       $ (4,144,564)    $ (5,878,289)
                                         =================  =================  =================  ===============
     Net loss per share (basic
      and diluted)                          $      (0.08)     $      (0.23)       $      (0.21)    $      (0.42)
                                         =================  =================  =================  ===============
     Weighted average common
      shares outstanding                      19,523,725        14,000,000         19,444,788        14,000,000
                                         -----------------  -----------------  -----------------  ---------------

          See accompanying notes to the condensed financial statements

                         RETRACTABLE TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Six Months        Six Months
                                                                                 ended             ended
                                                                                June 30,          June 30,
                                                                                  2001              2000
                                                                             -------------      ------------
Cash flows from operating activities
     Net loss                                                                  $(3,097,598)      $(4,076,242)
     Depreciation and amortization                                                 513,598           499,027
     Recognition of stock option compensation                                            -            92,770
     Capitalized interest                                                         (144,868)         (118,168)
     Adjustments to reconcile net loss to net cash
          provided by operating activities:
             (Increase) decrease in inventories                                 (1,839,921)         (819,031)
             (Increase) decrease in accounts and note receivable                   835,246          (357,122)
             (Increase) decrease in other current assets                          (255,027)         (137,470)
             Increase (decrease) in accounts payable                               889,636          (394,427)
             Increase in marketing fees payable                                    247,262                 -
             Increase (decrease) in other accrued liabilities                    1,239,962           179,024
                                                                             -------------      ------------
Net cash used by operating activities                                           (1,611,710)       (5,131,639)
                                                                             -------------      ------------
Cash flows from investing activities
     Purchase of property, plant, and equipment                                   (552,377)       (1,011,302)
     Acquisition of patents, trademarks, and licenses                              (11,389)          (42,683)
     Sale of restricted certificates of deposit                                          -           600,000
                                                                             -------------      ------------
Net cash used by investing activities                                             (563,766)         (453,985)
                                                                             -------------      ------------
Cash flows from financing activities
     Borrowings under long-term debt and notes payable                                   -         2,000,000
     Repayments of long-term debt and notes payable                               (264,707)       (1,580,878)
     Proceeds from issuance of preferred stock                                           -        11,332,750
     Proceeds from exercise of options                                               1,500                 -
     Stock subscriptions held in escrow                                              2,850                 -
                                                                             -------------      ------------
Net cash provided by financing activities                                         (260,357)       11,751,872
                                                                             -------------      ------------

Net (decrease) increase in cash                                                 (2,435,833)        6,166,248
Cash and cash equivalents at:
     Beginning of period                                                         3,727,682           646,005
                                                                             -------------      ------------

     End of period                                                           $   1,291,849      $  6,812,253
                                                                             =============      ============

          See accompanying notes to the condensed financial statements

                        RETRACTABLE TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BUSINESS OF THE COMPANY, RECENT DEVELOPMENTS, AND BASIS OF PRESENTATION

     Business of the Company

     Retractable Technologies, Inc. (the "Company") was incorporated in Texas on May 9, 1994, to design, develop, manufacture and market safety syringes and other safety medical products for the healthcare profession. The Company began to develop its manufacturing operations in 1995. The Company's manufacturing and administrative facilities are located in Little Elm, Texas. The Company's primary products are the VanishPoint(R) Syringe in 1cc, 3cc, 5cc and 10cc sizes and blood collection tube holders. The Company has conducted clinical evaluations and worked with national distributors to encourage healthcare facilities to transition from the use of standard syringes to the VanishPoint(R) syringe. Preliminary shipments, which commenced in February 1997, included syringes for hospital product evaluations as well as for sale in clinics and other healthcare settings.

     Until the second quarter of the year 2000, the Company was a development stage enterprise for financial reporting purposes as significant efforts were devoted to raising capital, financial planning, research and development, acquiring equipment, training personnel, developing markets and starting up production. The Company completed its development stage activities in the second quarter of 2000.

     Recent developments

     On May 3, 2001, the Securities and Exchange Commission declared the Company's Registration Statement for the initial public offering of common stock effective. On May 4, 2001, the Company's common stock commenced trading on the American Stock Exchange under the symbol RVP.

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


     Property, plant and equipment

     Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Cost includes major expenditures for improvements, and replacements which extend useful lives or increase capacity and interest cost associated with significant capital additions. For the six months ended June 30, 2001 and 2000, the Company capitalized interest of $144,868 and $118,168, respectively. Gains or losses from property disposals are included in income.

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

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

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

     Revenue recognition

     Revenue is recognized for sales to distributors when title and risk of ownership passes to the distributor, generally upon shipment. Revenue is recorded on the basis of sales price to distributors. Revenues on sales to distributors is recorded net of contractual pricing allowances to those end customers. Revenue for shipments directly to end users is recognized when title and risk of ownership passes from the Company. Any product shipped or distributed for evaluation purposes is expensed.

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

     Income taxes

     The Company provides for deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such basis differences reverse in future periods. Deferred tax assets are periodically reviewed for reliability. Valuation allowances are recorded when realizability of deferred tax assets is not likely.

     Earnings per share

     The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net earnings for the period (adjusted for any cumulative preferred dividends for the period) by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding was 19,444,788 and 14,000,000 for the six months ended June 30, 2001 and 2000, respectively. The Company's potentially dilutive common stock equivalents including warrants, options, and convertible debt are all antidilutive as the Company is in a loss position. Accordingly, basic loss per share is equal to diluted loss per share and is presented on the same line for income statement presentation. Cumulative preferred dividends of $1,046,966 and $1,802,047 have been added to net losses for the six months ended June 30, 2001, and 2000, respectively, to arrive at net loss per share.

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

3.   LIQUIDITY

     The Company has been successful in completing five rounds of private equity financing totaling approximately $43 million over the last five years with its last round totaling approximately $11 million from January through June of 2000. However, the Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the years ended December 31, 2000, 1999, and 1998, the Company incurred a loss from operations of approximately $10.4 million, $8.2 million and $5.6 million, respectively.
For the six months ended June 30, 2001 the Company incurred a loss from operations of $2.9 million. For the years ended December 31, 2000, 1999 and 1998, the Company had negative cash flows from operating activities of approximately $8.3 million, $6.7 million and $5.4 million, respectively. For the six months ended June 30, 2001, the Company had negative cash flows from operating activities of $1.6 million. As of June 30, 2001, December 31, 2000 and 1999, the Company had accumulated deficits of approximately $36.4 million, $33.3 million, and $22.9 million, respectively.

     As discussed in Note 1, the Company was a development stage enterprise for financial reporting purposes until May 2000. In May 2000, we entered into an agreement with Abbott. As part of the consideration for the Abbott agreement, Abbott agreed to make periodic loans prior to June 30, 2005, in increments of $1,000,000 in an aggregate amount of up to $5,000,000 at an interest rate of prime plus 1 percent with any and all amounts lent to be due and payable on June 30, 2005. We borrowed $3 million in August 2000 and $2 million in December 2000 under the Abbott agreement. At December 31, 2000 we were not in compliance with certain debt to equity ratios. Abbott provided us with a waiver of this covenant as of December 31, 2000, through June 30, 2001. We believe we will be in compliance with this covenant subsequent to September 30, 2001. Accordingly, Abbott has waived compliance with this covenant through October 1, 2001.

     At December 31, 2000 we were not in compliance with certain debt to equity ratios under a capital lease agreement. We received a waiver of this covenant at December 31, 2000 and amended the covenants in the agreement. At June 30, 2001, we were not in compliance with the debt to equity ratios. The lender waived compliance with this covenant through the second quarter of 2001 and will amend the financial ratios for the remainder of 2001.

     Management expects to reach a break-even operating point in the fourth quarter of 2001. The Company has a high concentration of sales with one significant customer. The Company plans to devote significant resources to expansion of production capacity to meet current and future expected increases in sales activity.

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

     Amounts discussed below have been rounded.

                         Comparison of Six Months Ended
                        June 30, 2001, and June 30, 2000

     Net sales were $8,220,000 and $2,356,000 for the six months ended June 30, 2001 and June 30, 2000, respectively. The increase of $5,864,000, or 249 percent, was due principally to increased production capacity. Sales under the Abbott agreement, signed in May 2000, accounted for more than 63 percent of unit sales in the six months ended June 30, 2001. Initial shipments of the Vanishpoint 1cc syringe began in the first quarter of 2001.

     Cost of sales increased from $2,337,000 in the six months ended June 30, 2000 to $6,002,000 in the six months ended June 30, 2001, or an increase of 157 percent. Of the variable costs, direct labor costs increased approximately $432,000, material costs increased $1,584,000, and royalty costs were up $391,000. Repair and maintenance expense increased $87,000. Sterilization costs increased $145,000.

     Preproduction expenses were $627,000 in the six months ended June 30, 2000. There were no preproduction costs for the six months ended June 30, 2001. Coincident with the signing of the Abbott agreement, we ceased reporting as a development stage enterprise, and we no longer classify any manufacturing costs as preproduction expenses.

     Research and development expense increased from $261,000 in the six months ended June 30, 2000 to $524,000 in the six months ended June 30, 2001. Salaries increased $100,000 and consulting expenses increased $128,000, due principally to design costs.

     Sales and marketing expenses increased $765,000 to $2,401,000 in the six months ended June 30, 2001 from $1,636,000 in the six months ended June 30, 2000. As a percentage of net revenues, sales and marketing expenses decreased from 69 percent to 29 percent. Marketing fees to distributors increased $695,000 due to the increase in revenues. Travel expenses increased $102,000. Consulting expenses increased $31,000 over the same period last year as a result of our international marketing efforts.

     General and administrative costs increased $584,000, or 36 percent, from $1,604,000 for the six months ended June 30, 2000 to $2,188,000 for the six months ended June 30, 2001. Additional personnel increased salary expenses by $299,000. Legal and accounting fees increased by $236,000, principally due to the filing requirements we have as a publicly reporting company. Office expenses increased $16,000 and travel expense decreased $8,000.

     Interest income decreased by $38,000 or 51 percent due to lower invested cash balances. Interest expense increased $197,000 due to higher outstanding debt. The increase in interest expense was somewhat offset by an increase in capitalized interest.

     Preferred stock dividend requirements were $1,047,000 for the six months ended June 30, 2001, a decrease of $755,000 from the $1,802,000 requirement for the six months ended June 30, 2000. This decrease is the result of conversions of preferred stock into common stock.

     Net loss per share decreased 50 percent, from $0.42 per share to $0.21 per share. Approximately $0.08 of the decrease is due to the increase in average shares outstanding, $0.07 per share due to a decrease in net loss, and $0.06 due to decreased preferred dividend requirements.

     Weighted average shares outstanding increased due to the conversion of convertible preferred stock into common stock.

                        Comparison of Three Months Ended
                        June 30, 2001, and June 30, 2000

     Net sales were $4,789,000 and $1,528,000 for the three months ended June 30, 2001 and June 30, 2000, respectively. The increase of $3,261,000, or 213 percent, was due principally to increased production capacity, including production of the 1cc syringe. Sales under the Abbott agreement, signed in May 2000, accounted for more than 54 percent of unit sales in the three months ended June 30, 2001.

     Cost of sales increased from $1,692,000 in the three months ended June 30, 2000 to $3,149,000 in the three months ended June 30, 2001, or an increase of 86 percent. Of the variable costs, direct labor costs increased approximately $332,000, material costs increased $168,000, and royalty costs were up $228,000. Repair and maintenance expense decreased $30,000. Sterilization costs increased $55,000.

     Preproduction expenses were $177,000 for the three months ended June 30, 2000. There were no preproduction expenses for the three months ended June 30, 2001. Coincident with the signing of the Abbott agreement, we ceased reporting as a development stage enterprise, and we no longer classify any manufacturing costs as preproduction expenses.

     Research and development expense increased from $124,000 in the three months ended June 30, 2000 to $179,000 in the three months ended June 30, 2001. Salaries decreased $14,000 and consulting expenses increased $71,000, due principally to design costs.

     Sales and marketing expenses increased $228,000 to $1,159,000 in the three months ended June 30, 2001 from $931,000 in the three months ended June 30, 2000. As a percentage of net revenues, sales and marketing expenses decreased from 61 percent to 24 percent. Marketing fees to distributors increased $255,000 due to the increase in revenues. Travel expenses increased $39,000. Consulting expenses decreased $18,000 over the same period last year.

     General and administrative costs increased $239,000, or 26 percent, from $937,000 for the three months ended June 30, 2000 to $1,176,000 for the three months ended June 30, 2001. Additional personnel increased salary expenses by $68,000. Legal and accounting fees increased by $117,000, principally due to the filing requirements we have as a publicly reporting company. Office expenses decreased $15,000 and travel expense decreased $32,000.

     Interest income decreased by $51,000 or 85 percent due to lower invested cash balances. Interest expense increased $98,000 or 441 percent due to higher outstanding debt. The increase in interest expense was offset by an increase in capitalized interest.

     Preferred stock dividend requirements were $518,000 for the three months ended June 30, 2001, a decrease of $460,000 from the $978,000 requirement for the three months ended June 30, 2000. This decrease is the result of conversions of preferred stock into common stock.

     Net loss per share decreased 65 percent, from $0.23 per share to $0.08 per share. Approximately $0.03 of the decrease is due to the increase in average outstanding shares, $0.09 per share due to a decrease in net loss, and $0.03 due to decreased preferred dividend requirements.

     Weighted average common shares outstanding increased due to the conversion of convertible preferred stock into common stock.

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

LIQUIDITY AND FUTURE CAPITAL REQUIREMENTS

     We believe we will be able to sustain operations for our existing products without additional financing. We believe that we will achieve our breakeven point in the fourth quarter of 2001. To the extent we use all of our cash resources, we will be required to obtain additional funds, if available, through additional borrowing or equity financing. There can be no assurance that such capital will be available on acceptable terms. If we are unable to obtain sufficient financing, we may be unable to implement our long-term plan of operation. We anticipate strengthening our capital structure over the next four years by increasing capital through debt and equity offerings, improving profitability, and participating in joint ventures or licensing arrangements, where possible, to accelerate the manufacture and distribution of our products.

     We currently produce products at a rate in excess of 40 million syringes and 10 million blood collection tube holders annually. In order to increase production to meet the expected demand for safe needle devices, we raised over $18 million in debt and equity funds in 2000. We obtained these funds from: (1) two loans given by 1st International Bank totaling $2,000,000, (2) a loan of $5,000,000 from Abbott, and (3) the sale of $11,338,000 of our Series IV Class B Stock. We obtained $2,000,000 of the $18,000,000 from 1st International Bank in the form of two loans. The loan for $1,500,000 from 1st International Bank matures on February 18, 2005. Monthly payments are based on a twenty-year amortization and the loan bears interest at prime plus 1%. The $500,000 loan, also from 1st International Bank, matured on February 18, 2001, with only interest being paid monthly. This loan was renewed in February 2001 for a one year term. The interest rate is prime plus 1%.

     We obtained $5,000,000 of the $18,000,000 as a result of an agreement with Abbott. On May 4, 2000, we entered into a National Marketing and Distribution Agreement with Abbott for an initial five-year term. Pursuant to the Abbott agreement, Abbott agreed to act as a non-exclusive marketer and distributor of our 1cc, 3cc, 5cc, and 10cc syringes, blood collection tube holders, and small tube adapters to acute care facilities in the United States. As part of the consideration for the Abbott agreement, Abbott agreed to make periodic loans to us prior to June 30, 2005, in increments of $1,000,000 in an aggregate amount of up to $5,000,000 at an interest rate of prime plus one percent with any and all amounts lent to be due and payable on June 30, 2005. Accounts receivable from Abbott and contracts where Abbott is the account debtor secure any loans made. Payments due to us from Abbott under the Abbott agreement, and certain equipment already owned by us also serve as collateral for the loans granted by Abbott.
We have borrowed $5 million under the Abbott agreement. Pursuant to the Abbott agreement, we gave Abbott the right, at its option, to convert any and all principal amounts owed into common stock at a price of $10 per share. Abbott also holds registration rights with respect to the shares of common stock issued upon conversion of any principal amount of the loan. As part of the consideration paid to us under the Abbott agreement, Abbott purchased $5 million of Series IV Stock under the same terms and conditions as all other investors in the Series IV Stock offering. We expect to fund future expansion through a combination of debt, a public offering, and internally generated funds. Capital needs are expected to require an additional $87 million over the next five years for expansion of production discussed in greater detail in Material Commitments
                                                           --------------------
for Expenditures below.
----------------

     We obtained the remainder of the $18,000,000 from the sale of $11,338,000 of our Series IV Stock, including the shares purchased by Abbott.

Internal Sources of Liquidity and Anticipated Trends in Sales
-------------------------------------------------------------

     The increase in sales is primarily due to legislation requiring safety needles, which has been passed in 18 states. Demand for safety products is increasing in the United States and internationally. A significant portion of the increased sales has been the result of the Abbott agreement. The National Institute for Occupational Safety and Health ("NIOSH") issued a safety alert calling on employers to adopt safer needles to reduce needlestick injuries.
OSHA issued a Compliance Directive which instructs OSHA inspectors to cite employers who fail to evaluate and buy safety needle devices. The Service Employees International Union ("SEIU") has taken a proactive stance with regard to promoting the use of automated retraction needle devices in member hospitals and by participating in federal and state legislation protests. Due to recent legislation, the California Occupational Safety and Health Administration ("Cal OSHA") mandates that healthcare employers provide their workers with safe needle devices. In addition, 17 other states have adopted, and numerous states have introduced, legislation containing language similar to that passed in California, and federal legislation was signed into law on November 6, 2000. On April 18, 2001, in accordance with the federal statute, the amended OSHA bloodborne pathogens standard went into effect. The recognition for the urgency of safe needle devices in parts of Europe and Africa has echoed the United States model. In France, England, Germany, and Italy, organized healthcare worker unions have taken action to force hospitals and government agencies to place safety as a priority. France has led Western Europe in its recognition of safety and has implemented VanishPoint(R) blood collection tube holders in several hospitals and clinical laboratories.

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

     In May 2000, we entered into an agreement with Abbott. As part of the consideration for the Abbott agreement, Abbott agreed to make periodic loans prior to June 30, 2005, in increments of $1,000,000 in an aggregate amount of up to $5,000,000 at an interest rate of prime plus 1 percent with any and all amounts lent to be due and payable on June 30, 2005. We borrowed $3 million in August 2000 and $2 million in December 2000 under the Abbott agreement. At December 31, 2000 we were not in compliance with certain debt to equity ratios. Abbott improvided us with a waiver of this covenant as of December 31, 2000, through June 30, 2001. We believe we will be in compliance with this covenant subsequent to September 30, 2001. Accordingly, Abbott has waived compliance with this covenant through October 1, 2001.

     At December 31, 2000 we were not in compliance with certain debt to equity ratios under a capital lease agreement. We received a waiver of this covenant at December 31, 2000 and amended the covenants in the agreement. At June 30, 2001 we were not in compliance with the debt to equity ratios. The lender waived compliance with this covenant through the second quarter of 2001 and will amend the financial ratios for the remainder of 2001.

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

     Management anticipates $3,800,000; $25,000,000; and $36,000,000 in capital expenditures for the manufacturing facility, equipment, and machinery in fiscal 2001, 2002, and 2003, respectively. $2,687,464 of the estimated $3,500,000 in expenditures expected in 2000 were made.

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

     The Federal Court Case is in the discovery stage and, accordingly, we are assessing the true extent of damages actually incurred by us as a result of the defendants' monopolistic activities. We are in the process of researching such damage amounts and cannot state them with certainty at this time. We nonsuited (canceled) our lawsuit originally filed on September 30, 1998, in the District Court of Brazoria County in the 239th Judicial District (a state court) against B-D, Tyco International (U.S.), Inc., VHA, Inc., The Community Hospital of Brazosport, Angleton-Danbury General Hospital, and Sweeny Community Hospital. In that lawsuit we alleged an antitrust conspiracy between the defendants whereby they contracted among themselves and many other hospitals, doctors, and healthcare organizations in order to exclude us from selling the safety syringes and to maintain their own market share in violation of Texas Free Enterprise and Antitrust Act ("TFEAA"). The case was in the discovery stage when it was nonsuited.

     We are not a party to any other material legal proceeding.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 3, 2001, RTI's Registration Statement on Form SB-2 (Registration Number 333-52706) for the sale of 2,000,000 shares of common stock by RTI and 5,293,350 shares of common stock by selling shareholders became effective. The offering will continue until November 3, 2001, unless extended for an additional 90 days at the discretion of RTI. The offering is self-underwritten. The aggregate offering amount is $109,400,250. $5,880 in subscriptions have been received into escrow from the sale of 392 shares. From May 3, 2001, until June 30, 2001, no expenses have been incurred in connection with the issuance and distribution of the registered securities. RTI has no net proceeds from these sales. No funds have been taken from escrow.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Series A Convertible Preferred Stock
As of the date of this filing, $201,066 in dividends is in arrears.

Series I Class B Convertible Preferred Stock
As of the date of this filing, $2,238,720 in dividends is in arrears.

Series II Class B Convertible Preferred Stock
As of the date of this filing, $3,407,258 in dividends is in arrears.

Series III Class B Convertible Preferred Stock
As of the date of this filing, $2,058,531 in dividends is in arrears.

Series IV Class B Convertible Preferred Stock
As of the date of this filing, $1,267,498 in dividends is in arrears.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit No.    Description of Document
------------   -----------------------

3.1 Second Amended and Restated Articles of Incorporation of RTI filed August 14, 2000 *

3.2 Statement of Change of Address of Registered Agent by a Profit Corporation **** ****

3.3 Amended and Restated Bylaws of RTI dated as of the 11th day of August 2000 *

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

4.12 Pages 6 though 10 of as well as exhibits A through E to the Second Amended and Restated Articles of Incorporation of RTI filed August 14, 2000 *

4.13 Pages 1 through 7, and 15 through 19 of the Amended and Restated Bylaws of RTI dated as of the 11th day of August 2000 *

Exhibit No.   Description of Document
------------  -----------------------

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

10.4 Contract Manufacturing Agreement Between RTI and Nypro Precision Assemblies, Inc. dated as of April 7, 2000 **

10.5           Sample United States Distribution Agreement **

10.6           Sample Foreign Distribution Agreement **

10.7 Amended Consulting Agreement between RTI and Lillian E. Salerno dba/MediTrade International dated August 23, 2000*

10.8 Employment Agreement between RTI and Thomas J. Shaw dated as of September 28, 1999 **

10.9 Technology License Agreement between Thomas J. Shaw and RTI dated the 23rd day of June 1995**

Exhibit No.    Description of Document
------------   -----------------------

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

23.3 Consent of Krage & Janvey, L.L.P. dated December 22, 2000 See Exhibit No. 5 ****


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

****      Incorporated herein by reference to RTI's Form SB-2 filed December 22,
          2000.

**** * Incorporated herein by reference to RTI's Registration Statement on Form SB2-A filed on February 9, 2001.

**** ** Incorporated herein by reference to RTI's Registration Statement on Form SB2-A3 filed on April 27, 2001.

**** *** Incorporated herein by reference to RTI's Registration Statement on Form SB2-A4 filed on May 3, 2001.

**** **** Filed herewith.

(b)  Reports on Form 8-K

     On May 29, 2001, RTI filed a Form 8-K with an item 5 disclosure that RTI issued a press release announcing the launching of its 1cc syringe and a streamlining of its operations.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:  August 14, 2001                   RETRACTABLE TECHNOLOGIES, INC.
     ------------------------            (Registrant)

                                            BY: /s/ DOUGLAS W. COWAN
                                               --------------------------------
                                               DOUGLAS W. COWAN
                                               CHIEF FINANCIAL OFFICER
                                       20