Form 10QSB
period 2001-09-30
RETRACTABLE TECHNOLOGIES INC
filed 2001-11-14
CIK 946563

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    September 30, 2001
                                                -------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

           For the transition period from ___________ to ___________

                       Commission file number 000-30885

                        Retractable Technologies, Inc.
-------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Texas                            75-2599762
     -------------------------------        ----------------------------
     (State or Other Jurisdiction of              (IRS Employer
     Incorporation or Organization)               Identification No.)


                                 511 Lobo Lane
                         Little Elm, Texas 75068-0009
     --------------------------------------------------------------------
                   (Address of Principal Executive Offices)


                                (972) 294-1010
     --------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

     ---------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
                                                                         ---
No
   ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,245,600 Shares of Common Stock, no par value, issued and outstanding on November 12, 2001.

     Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                   ---      ---

                               TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Balance Sheets                              3
            Condensed Statements of Operations                    4
            Condensed Statements of Cash Flows                    5
            Notes to Condensed Financial Statements               6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OR PLAN OF OPERATION                                 10


PART II     OTHER INFORMATION

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                      17

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  17

ITEM 5.     OTHER INFORMATION                                    19

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                     19

SIGNATURE                                                        20

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         RETRACTABLE TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS

                                                          September 30,               December 31,
                                                              2001                        2000
                                                       -----------------            -----------------
ASSETS                                                    (Unaudited)
                                                       -----------------
Cash and cash equivalents                                   $    837,427                 $  3,727,682
Accounts receivable, net                                       1,977,164                    2,325,252
Inventories, net                                               2,126,072                    1,575,636
Other current assets                                             234,817                      426,758
                                                       -----------------            -----------------
     Total current assets                                      5,175,480                    8,055,328

Property, plant, and equipment, net                           11,939,980                   11,902,792
Intangible assets and deferred charges, net                      526,332                      529,803
                                                       -----------------            -----------------
     Total assets                                           $ 17,641,792                 $ 20,487,923
                                                       =================            =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable                                          $  2,955,800                 $  1,868,357
  Current portion of long-term debt                            1,195,759                      971,676
  Accrued compensation                                           227,630                      339,431
  Marketing fees payable                                       2,341,541                    1,937,072
  Royalties payable                                              842,334                      198,940
  Interest payable to Abbott                                     477,556                      141,276
  Other accrued liabilities                                    1,363,003                      482,139
                                                       -----------------            -----------------
     Total current liabilities                                 9,403,623                    5,938,891
                                                       -----------------            -----------------

Long-term debt, net of current maturities                      6,680,618                    7,180,130
                                                       -----------------            -----------------

Stockholders' equity
  Preferred Stock $1 par value
    Series A                                                   1,231,500                    1,826,500
    Series I, Class B                                            261,900                      366,400
    Series II, Class B                                           455,000                      489,250
    Series III, Class B                                          158,245                      158,245
    Series IV, Class B                                         1,066,000                    1,066,000
  Additional paid-in capital                                  37,518,392                   36,774,763
  Accumulated deficit                                        (39,133,486)                 (33,312,256)
                                                       -----------------            -----------------
     Total stockholders' equity                                1,557,551                    7,368,902
                                                       -----------------            -----------------
          Total liabilities and stockholders' equity        $ 17,641,792                 $ 20,487,923
                                                       =================            =================

          See accompanying notes to the condensed financial statements

                         RETRACTABLE TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             Three Months           Three Months            Nine Months            Nine Months
                                                 ended                  ended                  ended                  ended
                                           September 30, 2001     September 30, 2000     September 30, 2001     September 30, 2000
Sales, net                                       $  4,542,481           $  3,753,110           $ 12,762,425           $  6,109,417
Cost of sales                                       4,413,057              3,445,697             10,414,905              5,782,287
                                                 ------------           ------------           ------------           ------------
     Gross margin (loss)                              129,424                307,413              2,347,520                327,130
                                                 ------------           ------------           ------------           ------------
Operating expenses:
  Preproduction manufacturing                               -                      -                      -                627,200
  Sales and marketing                               1,014,842              1,543,914              3,415,374              3,180,353
  Research and development                            127,598                207,186                651,784                467,786
  General and administrative                        1,028,127              1,221,776              3,216,313              2,825,925
  Deferred IPO expenses                               540,273                      -                540,273                      -
                                                 ------------           ------------           ------------           ------------
     Total operating expenses                       2,710,840              2,972,876              7,823,744              7,101,264
                                                 ------------           ------------           ------------           ------------
     Loss from operations                          (2,581,416)            (2,665,463)            (5,476,224)            (6,774,134)

Interest income                                         8,566                 75,087                 45,831                150,413
Interest expense, net                                (150,781)               (72,580)              (390,837)              (115,477)
                                                 ------------           ------------           ------------           ------------
     Net loss                                      (2,723,631)            (2,662,956)            (5,821,230)            (6,739,198)
     Preferred stock dividend requirements           (494,445)            (1,103,276)            (1,541,411)            (2,905,323)
                                                 ------------           ------------           ------------           ------------

     Net loss applicable to common shareholders  $ (3,218,076)            (3,766,232)          $ (7,362,641)          $ (9,644,521)
                                                 ============           ============           ============           ============
     Net loss per share (basic
          and diluted)                           $      (0.16)          $      (0.27)          $      (0.38)          $      (0.69)
                                                 ------------           ------------           ------------           ------------
     Weighted average common
           shares outstanding                      19,975,350             14,004,333             19,621,642             14,001,444
                                                 ============           ============           ============           ============

          See accompanying notes to the condensed financial statements

                        RETRACTABLE TECHNOLOGIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      Nine Months           Nine Months
                                                                          ended                 ended
                                                                      September 30,         September 30,
                                                                           2001                  2000
                                                                     ---------------       ---------------
Cash flows from operating activities
     Net loss                                                            $ (5,821,230)          $ (6,739,199)
     Depreciation and amortization                                            843,962                716,094
     Recognition of stock option compensation                                       -                144,211
     Capitalized interest                                                    (148,312)              (190,835)
     Adjustments to reconcile net loss to net cash
          provided by operating activities:
             (Increase) decrease in inventories                              (550,436)              (260,555)
             (Increase) decrease in accounts and note receivable              348,088             (1,443,918)
             (Increase) decrease in other current assets                      267,392               (331,528)
             Increase (decrease) in accounts payable                        1,087,443                (92,278)
             Increase (decrease) in marketing fees payable                    404,469                806,231
             Increase (decrease) in other accrued liabilities               1,748,737                341,505
                                                                     ----------------      -----------------
Net cash used by operating activities                                      (1,819,887)            (7,050,272)
                                                                     ----------------      -----------------

Cash flows from investing activities
     Purchase of property, plant, and equipment                              (648,425)            (1,484,411)
     Acquisition of patents, trademarks, and licenses                         (37,492)               (44,823)
     Sale of restricted certificates of deposit                                     -                600,000
                                                                     ----------------      -----------------
Net cash used by investing activities                                        (685,917)              (929,234)
                                                                     ----------------      -----------------

Cash flows from financing activities
     Borrowings under long-term debt and notes payable                              -              5,000,000
     Repayments of long-term debt and notes payable                          (394,331)            (1,714,624)
     Proceeds from issuance of preferred stock                                      -             11,335,200
     Proceeds from exercise of options                                          4,000                      -
     Stock subscriptions held in escrow                                         5,880                      -
     Dividends paid                                                                 -             (2,818,542)
                                                                     ----------------      -----------------
Net cash provided by financing activities                                    (384,451)            11,802,034
                                                                     ----------------      -----------------

Net (decrease) increase in cash                                            (2,890,255)             3,822,528
Cash and cash equivalents at:
     Beginning of period                                                    3,727,682                646,005
                                                                     ----------------      -----------------

     End of period                                                       $    837,427           $  4,468,533
                                                                     ================      =================

     Equipment acquired through capital
       lease obligation                                                  $     43,451           $          -
                                                                     ================      =================

    Assets acquired through acquisition
       of debt                                                           $     75,451           $          -
                                                                     ================      =================


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

     Recent developments

     On September 20, 2001, RTI filed a post-effective amendment to its May 3, 2001, Registration Statement withdrawing from registration and terminating the offer of 2,000,000 shares of common stock RTI intended to sell in its initial public offering. The post-effective amendment did not affect the registration or offering of the remaining 5,293,350 shares of common stock offered by RTI's selling shareholders which terminated on November 3, 2001. Accordingly, the Company expensed deferred costs related to the offering during the three months ended September 30, 2001.

     In November 2001, in order to raise working capital and build a warehouse, the Company entered into a Loan Agreement with Katie Petroleum, Inc. whereby the Company obtained two loans for $2,500,000 and $1,000,000 respectively. The $2,500,000 loan matures on November 12, 2006, and the principal and interest on the $1,000,000 loan is due and payable on November 12, 2002. The interest rate for both loans is prime plus 1%. Additionally, Katie Petroleum purchased the real estate loan from 1st International Bank. Upon completion of the warehouse and assuming no defaults, the $1 million loan will be consolidated with the real estate loan purchased from 1st International Bank into a twenty year mortgage with principal and interest payments to be determined at the time of consolidation. The loans are guaranteed by Thomas Shaw, the President and Chief Executive Officer. Pursuant to the Loan Agreement, RTI gave Katie the right to convert all indebtedness (approximately $5 million) into common stock at a ratio of one share per $7.00 of indebtedness.

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


     Property, plant and equipment

     Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Cost includes major expenditures for improvements, and replacements which extend useful lives or increase capacity and interest cost associated with significant capital additions. For the nine months ended September 30, 2001 and 2000, the Company capitalized interest of $148,312 and $190,835 respectively. Gains or losses from property disposals are included in income.

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

     Revenue recognition

     Revenue is recognized for sales to distributors when title and risk of ownership passes to the distributor, generally upon shipment. Revenue is recorded on the basis of sales price to distributors. Revenues on sales to distributors is recorded net of contractual pricing allowances. Revenue for shipments directly to end-users is recognized when title and risk of ownership passes from the Company. Any product shipped or distributed for evaluation purposes is expensed.

     Marketing fees

     The Company pays certain distributors marketing fees for services provided by distributors. These services include participation in promotional activities, development of educational and promotional materials, representation at trade shows, clinical demonstrations, inservicing and training, and tracking reports detailing the placement of the Company's products to end-users. Marketing fees are accrued at the time of the sale of product to the distributor. These fees are paid after the distributor provides the Company a tracking report of product sales to end-users. These costs are included in sales and marketing expense in the Statements of Operations.

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

     Earnings per share

     The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net earnings for the period (adjusted for any cumulative preferred dividends for the period) by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding was 19,621,642 and 14,001,444 for the nine months ended September 30, 2001 and 2000, respectively. The Company's potentially dilutive common stock equivalents including warrants, options, and convertible debt are all antidilutive as the Company is in a loss position. Accordingly, basic loss per share is equal to diluted loss per share and is presented on the same line for income statement presentation. Cumulative 0preferred dividends of $1,541,411 and $2,905,323 have been added to net losses for the nine months ended September 30, 2001, and 2000, respectively, to arrive at net loss per share.

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

     Recent Pronouncements

     On July 29, 2001, the Financial Accounting Standards Board (FASB) issued a statement of Financial Accounting Standards No. 141 ("FAS 141"), Business Combinations, and Statement 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 141 primarily addresses the accounting for the cost of an acquired business. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. As the Company has not grown through acquisition and does not have a material amount of recorded intangibles, the new pronouncements are not expected to have a material effect on the Company. FAS 141 is effective for all business combinations after June 30, 2001. FAS 142 is effective for fiscal years beginning after December 15, 2001.

     On October 3, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144 ("FAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 supercedes FAS 121 and provides guidance on the accounting for the impairment or disposal of long-lived assets. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.

3.   LIQUIDITY

     The Company has been successful in completing five rounds of private equity financing totaling approximately $43 million over the last five years with its last round totaling approximately $11 million from January through June of 2000. However, the Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the years ended December 31, 2000, 1999, and 1998, the Company incurred a loss from operations of approximately $10.4 million, $8.2 million and $5.6 million, respectively.
For the nine months ended September 30, 2001 the Company incurred a loss from operations of $5.5 million. For the years ended December 31, 2000, 1999 and 1998, the Company had negative cash flows from operating activities of approximately $8.3 million, $6.7 million and $5.4 million, respectively. For the nine months ended September 30, 2001, the Company had negative cash flows from operating activities of $1.9 million. As of September 30, 2001, December 31, 2000 and 1999, the Company had accumulated deficits of approximately $39.1 million, $33.3 million, and $22.9 million, respectively. As discussed in Note 1, the Company was considered a development stage enterprise for financial reporting purposes until May of the second quarter of 2000. Management expects to reach a break-even operating point during the first quarter of the year 2002. The Company has a high concentration of sales with one significant customer. The Company plans to devote significant resources to expansion of production capacity to meet current and future expected increases in sales activity. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

     The Company obtained a loan agreement on November 12, 2001 whereby the lender purchased the real estate note from 1st International Bank and provided a construction loan of $1 million to build a 15,000 square foot warehouse. Upon completion of the warehouse, the two loans will be consolidated into a 20 year loan. Furthermore, the same lender provided a working capital loan of $2.5 million secured by certain equipment. This loan is a five year loan. The loans are guaranteed by Thomas Shaw and all indebtedness (approximately $5 million) is convertible into common stock of the Company at a rate of one share per $7.00 of indebtedness.

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

                        Comparison of Nine Months Ended
                   September 30, 2001, and September 30, 2000

     Net sales were $12,762,425 and $6,109,417 for the nine months ended September 30, 2001 and September 30, 2000, respectively. The increase of $6,653,008, or 109 percent, was due principally to increased production capacity and increased market penetration due to legislation. Sales under the Abbott agreement, signed in May 2000, accounted for more than 55 percent of unit sales in the nine months ended September 30, 2001. Initial shipments of the Vanishpoint 1cc syringe began in the first quarter of 2001.

     Cost of sales increased from $5,782,287 in the nine months ended September 30, 2000 to $10,414,905 in the nine months ended September 30, 2001, or an increase of 80 percent. Of the variable costs, direct labor costs increased approximately $444,000, material costs increased $1,992,000, and royalty costs were up $516,000. Repair and maintenance expense increased $205,000. Sterilization costs increased $156,000. Cost of indirect production costs, including overhead of the production department, facilities cost, regulatory affairs and manufacturing engineering increased $1,009,000, due principally to increased labor cost of $762,000 and depreciation of $137,000.

     During the third quarter of 2001, RTI closed the plant for one week for maintenance and two and a half weeks to reconfigure certain aspects of the assembly equipment which resulted in a more efficient assembly process. As a result of those shutdowns, RTI did not manufacture product at previously achieved levels. As a result of the lower production the unit cost went up significantly resulting in a lower gross margin than previously experienced. With the improvement in assembly, RTI expects to continue the trend of decreasing unit costs as experienced in the first six months of 2001.

     Preproduction expenses were $627,200 in the nine months ended September 30, 2000. There were no preproduction costs for the nine months ended September 30, 2001. Coincident with the signing of the Abbott agreement, we ceased reporting as a development stage enterprise, and we no longer classify any manufacturing costs as preproduction expenses.

     Research and development expense increased from $467,786 in the nine months ended September 30, 2000 to $651,784 in the nine months ended September 30, 2001. Salaries increased $35,000 and consulting expenses increased $139,000, due principally to design costs.

     Sales and marketing expenses increased $235,021 to $3,415,374 in the nine months ended September 30, 2001 from $3,180,353 in the nine months ended September 30, 2000. As a percentage of net revenues, sales and marketing expenses decreased from 52 percent to 27 percent. Marketing fees to distributors increased $188,000 due to the increase in revenues. Travel expenses increased $97,000. Consulting expenses increased $25,000 over the same period last year as a result of our international marketing efforts. Marketing expenses including samples, trade shows and advertising increased $167,000. These increases were offset by a decrease in payroll expense of $201,000.

     General and administrative costs increased $390,388, or 14 percent, from $2,825,925 for the nine months ended September 30, 2000 to $3,216,313 for the nine months ended September 30, 2001. Additional personnel increased salary expenses by $214,000. Legal, accounting and other fees increased by $213,000, principally due to the filing requirements we have as a publicly reporting company. Travel expense decreased $71,000.

     RTI incurred expenses of $540,273 in connection with its public offering which was filed on December 22, 2000 and which was declared effective by the Securities and Exchange Commission on May 3, 2001. On September 20, 2001 RTI filed a post-effective amendment to withdraw RTI's offering of 2,000,000 shares of common stock. Effective with the decision to withdraw such offering, RTI expensed all deferred IPO costs resulting in a charge in the third quarter of 2001 of $540,273.

     Interest income decreased by $104,582 due to lower invested cash balances. Net interest expense increased $275,360 due to higher outstanding debt. The increase in interest expense of $43,000 was due principally to a reduction in capitalized interest.

     Preferred stock dividend requirements were $1,541,411 for the nine months ended September 30, 2001, a decrease of $1,363,912 from the $2,905,323 requirement for the nine months ended September 30, 2000. This decrease is the result of conversions of preferred stock into common stock.

     Net loss per share decreased 45 percent, from $0.69 per share to $0.38 per share. Approximately $0.15 of the decrease is due to the increase in average shares outstanding and $0.16 per share due to a decrease in net loss applicable to common shareholders.

     Weighted average common shares outstanding increased due to the conversion of convertible preferred stock into common stock.

                       Comparison of Three Months Ended
                  September 30, 2001, and September 30, 2000

     Net sales were $4,542,481 and $3,753,110 for the three months ended September 30, 2001 and September 30, 2000, respectively. The increase of $789,371, or 21 percent, was due principally to increased sales of the 1cc syringe, offset somewhat by a decrease in sales of blood collection tube holders. Sales under the Abbott agreement, signed in May 2000, accounted for more than 40 percent of unit sales in the three months ended September 30, 2001.

     Cost of sales increased from $3,445,697 in the three months ended September 30, 2000 to $4,413,057 in the three months ended September 30, 2001, or an increase of 28 percent. Of the variable costs, material costs increased $407,000, and royalty costs were up $125,000. Depreciation increased

$117,000, due principally to the 1cc machine. Repair and maintenance expense decreased $118,000. Indirect production costs were up due to an increase of $174,000 in payroll costs, of which $65,000 was transferred from research and development.

     During the third quarter of 2001, RTI closed the plant for one week for maintenance and two and a half weeks to reconfigure certain aspects of the assembly equipment which resulted in a more efficient assembly process. As a result of those shutdowns, RTI did not manufacture product at previously achieved levels. As a result of the lower production the unit cost went up significantly resulting in a lower gross margin than previously experienced. With the improvement in assembly, RTI expects to continue the trend of decreasing unit costs as experienced in the first six months of 2001.

     Sales and marketing expenses decreased $529,072 to $1,014,842 in the three months ended September 30, 2001 from $1,543,914 in the three months ended September 30, 2000. As a percentage of net revenues, sales and marketing expenses decreased from 41 percent to 22 percent. Marketing fees to distributors decreased $508,000. Salary expense decreased $76,000 and was offset by an increase in marketing expense of $69,000.

     Research and development expense decreased from $207,186 in the three months ended September 30, 2000 to $127,598 in the three months ended September 30, 2001. This decrease is due principally to the transfer of certain functions to production.

     General and administrative costs decreased $193,649, or 16 percent, from $1,221,776 for the three months ended September 30, 2000 to $1,028,127 for the three months ended September 30, 2001. Salary expense decreased by $123,000. Compensation expense related to stock options decreased $51,000.

     RTI incurred expenses of $540,273 in connection with its public offering which was filed on December 22, 2000 and was declared effective by the Securities and Exchange Commission on May 3, 2001. On September 20, 2001 RTI filed a post-effective amendment to withdraw RTI's offering of 2,000,000 shares of common stock. Effective with the decision to withdraw such shares, RTI expensed all deferred IPO costs resulting in a charge in the third quarter of 2001 of $540,273.

     Interest income decreased by $66,521 due to lower invested cash balances. Interest expense increased $78,201 or 108 percent due to a decrease in capitalized interest.

     Preferred stock dividend requirements were $494,445 for the three months ended September 30, 2001, a decrease of $608,831 from the $1,103,276 requirement for the three months ended September 30, 2000. This decrease is the result of conversions of preferred stock into common stock.

     Net loss per share decreased 41 percent, from $0.27 per share to $0.16 per share. Approximately $0.07 of the decrease is due to the increase in average outstanding shares and $0.04 per share due to a decrease in net loss applicable to common shareholders.

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

BUSINESS COMBINATIONS (FAS 141) and GOODWILL AND OTHER INTANGIBLE
ASSETS (FAS 142)

     On July 29, 2001, the Financial Accounting Standards Board (FASB) issued a statement of Financial Accounting Standards No. 141 ("FAS 141"), Business Combinations, and Statement 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 141 primarily addresses the accounting for the cost of an acquired business. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. As the Company has not grown through acquisition and does not have a material amount of recorded intangibles, the new pronouncements are not expected to have a material effect on the Company. FAS 141 is effective for all business combinations after June 30, 2001. FAS 142 is effective for fiscal years beginning after December 15, 2001.

ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (FAS 144)

     On October 3, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144 ("FAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 supercedes FAS 121 and provides guidance on the accounting for the impairment or disposal of long-lived assets. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.

LIQUIDITY AND FUTURE CAPITAL REQUIREMENTS

     We believe we will be able to sustain operations for our existing products without additional financing. We believe that we will achieve our breakeven point in the first quarter of 2002. To the extent we use all of our cash resources, we will be required to obtain funds, if available, through additional borrowing or equity financing. There can be no assurance that such capital will be available on acceptable terms. If we are unable to obtain sufficient financing, we may be unable to implement our long-term plan of operation. We anticipate strengthening our capital structure over the next four years by increasing capital through debt and equity offerings, improving profitability, and participating in joint ventures or licensing arrangements, where possible, to accelerate the manufacture and distribution of our products.

     We currently produce products at a rate in excess of 40 million syringes and 10 million blood collection tube holders annually. In order to increase production to meet the expected demand for safe needle devices, we raised over $18 million in debt and equity funds in 2000. We obtained these funds from: (1) two loans given by 1st International Bank totaling $2,000,000, (2) a loan of $5,000,000 from Abbott, and (3) the sale of $11,338,000 of our Series IV Class B Stock. We obtained $2,000,000 of the $18,000,000 from 1st International Bank in the form of two loans. The loan for $1,500,000 from 1st International Bank matures on February 18, 2005. Monthly payments are based on a twenty-year amortization and the loan bears interest at prime plus 1%. The $500,000 loan, also from 1st International Bank, matured on February 18, 2001, with only interest being paid monthly. This loan was renewed in February 2001 for a one year term. The interest rate is prime plus 1%. Pursuant to RTI's Loan Agreement with Katie Petroleum, Inc. ("Katie"), this loan has been assigned to Katie. See "External Sources of Liquidity."
             -----------------------------

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

     In November 2001, in order to raise working capital and build a warehouse, we entered into a Loan Agreement with Katie Petroleum, Inc. whereby we obtained two loans for $2,500,000 and $1,000,000 respectively. The $2,500,000 loan matures on November 12, 2006, and the principal and interest on the $1,000,000 loan is due and payable on November 12, 2002. The interest rate for both loans is prime plus 1%. Additionally, Katie Petroleum purchased the real estate loan from 1st International Bank. Upon completion of the warehouse and assuming no defaults, the $1 million loan will be consolidated with the real estate loan purchased from 1st International Bank into a twenty year mortgage on terms to be determined at the time of consolidation. The loans are guaranteed by Thomas Shaw, the President and Chief Executive Officer. Pursuant to the loan agreement, RTI gave Katie the right to convert all indebtedness (approximately $5 million) into common stock at a rate of one share per $7.00 of indebtedness. The terms of the loans are discussed in greater detail in the "External Sources of Liquidity" section below.


Internal Sources of Liquidity and Anticipated Trends in Sales
-------------------------------------------------------------

     The increase in sales is primarily due to legislation mandating the use of safety needles. The legislation requires the use of safe needle devices to eliminate exposure to needlestick injuries. Employers must implement written exposure control plans and involve frontline healthcare workers in the selection of safe needle devices. In addition, the legislation requires employers to create and maintain sharps injury logs containing detailed information on the type, brand and manufacturer of devices associated with such injuries. The National Institute for Occupational Safety and Health ("NIOSH") issued a safety alert calling on employers to adopt safer needles to reduce needlestick injuries. OSHA issued a Compliance Directive which instructs OSHA inspectors to cite employers who fail to evaluate and buy safety needle devices. The Service Employees International Union ("SEIU") has taken a proactive stance with regard to promoting the use of automated retraction needle devices in member hospitals and by participating in federal and state legislation protests. Demand for safety products is increasing in the United States and internationally. A significant portion of the increased sales has been the result of the Abbott agreement. The desire to mandate safety engineered solutions to protect healthcare workers heralds internationally. The European Union has accepted the issue of needlestick safety as their top issue for healthcare worker safety. Organized healthcare workers in the UK, France, Spain, Germany and Italy are currently proposing changes to their respective national purchasing agencies to reflect a mandate for safety engineering controls for needlestick protection. Additionally, a working document for a European Directive on the issue has been completed. RTI's products have been implemented in clinics and hospitals in the UK, France and other selected European countries and have been demonstrated throughout Europe at trade exhibitions and for selected distributors.


External Sources of Liquidity
-----------------------------

     We have obtained several loans over the past five years, which have, together with proceeds from sales of equities, enabled us to pursue development and production of our products.

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

     In February 2000, we obtained loans of $2 million through 1st International Bank of Plano. The proceeds from these loans were used to pay off the Western Bank loan and also for working capital purposes. $1,500,000 of the loan is secured by a lien on the land, building, and building improvements and matures on February 18, 2005. The remaining $500,000 is secured by our accounts receivable and matured on February 18, 2001. This note was renewed for a one year term in February 2001. Both loans were guaranteed by a continuing guaranty by Thomas J. Shaw, the President and Chief Executive Officer. The interest rate on both loans is the prime rate, as defined in The Wall Street Journal, plus 1
                                               -----------------------
percent. This loan was in good standing. As of November 12, 2001, this loan was purchased by Katie Petroleum, Inc.

     In May 2000, we entered into an agreement with Abbott. As part of the consideration for the Abbott agreement, Abbott agreed to make periodic loans prior to June 30, 2005, in increments of $1,000,000 in an aggregate amount of up to $5,000,000 at an interest rate of prime plus 1 percent with any and all amounts lent to be due and payable on June 30, 2005. We borrowed $3 million in August 2000 and $2 million in December 2000 under the Abbott agreement. This loan is in good standing.

     At December 31, 2000 we were not in compliance with certain debt to equity ratios under a capital lease agreement. We received a waiver of this covenant at December 31, 2000 and amended the covenants in the agreement. We are not in compliance at September 30, 2001 and therefore have reclassified the remaining long term obligation of $207,734 from long term debt to current maturities of long term debt.

     On November 12, 2001, we entered into a Loan Agreement (the "Loan Agreement") with Katie Petroleum, Inc. ("Katie") whereby Katie agreed to: (1) purchase RTI's promissory note dated February 18, 2000, with an original principal amount of $1,500,000 from 1st International Bank, of Plano (the "FIB Note"). The FIB Note has a current unpaid principal balance of $1,458,201.
(2) loan RTI a principal amount of $2,500,000, to be used by RTI as working capital in its manufacturing business (the "Working Capital Loan"). During the first year of the Working Capital Loan only interest is paid. The principal and interest on the Working Capital Loan is payable quarterly thereafter and matures on November 12, 2006. The Working Capital Loan is secured by certain manufacturing machinery and equipment relating to the production of the 1cc syringe; and (3) loan RTI an additional principal amount of $1,000,000 under a construction loan for the purpose of building a warehouse facility (the "Construction Loan"). The Construction Loan matures on November 12, 2002 and is secured by a lien upon the land designated for the contemplated warehouse facility. The loans are also guaranteed by Thomas
J. Shaw, the President and Chief Executive Officer. The Loan Agreement contains a conversion feature which allows Katie, at its option, to exchange all or any part of the indebtedness covered by the Loan Agreement into authorized capital stock of RTI. The exchange ratio of debt to stock is set at one share of RTI's common stock for each $7.00 of indebtedness exchanged by Katie. Upon completion of the warehouse contemplated by the Construction Loan, if we are not in default of the Loan Agreement, the unpaid balance of the FIB Note will be consolidated with the unpaid balance of the Construction Loan into a new twenty year mortgage loan with monthly principal and interest payments to be negotiated at the time of such consolidation. The interest rate on both the Working Capital Loan and the Construction Loan is the prime rate, as defined in The Wall Street Journal,
                                                       -----------------------
plus 1 percent.


Material Commitments for Expenditures
-------------------------------------

     We anticipate capital expenditures in the amount of $87 million over the next five years for the purpose of expanding capacity by adding equipment and additional space (for 14 assembly lines for syringe production and 5 lines for blood collection tube holder production), expanding the current building by an additional 60,000 square feet, constructing a 15,000 square foot warehouse, and constructing another facility for additional assembly, equipment, and warehousing needs in order to meet our target production of syringes and blood collection tube holders by 2005. We need this capital to fund equipment and facilities expansion for additional 1cc, 3cc, and blood collection tube holders, as well as equipment to manufacture 5cc and 10cc syringes. The equipment will include machinery for assembly, packaging, and molds. This production target equates to our obtaining 6 percent of the United States' 6.6 billion-unit syringe annual market and less than 1 percent of the world's 24 billion-unit annual syringe market. We obtained a $5 million Loan Agreement which provided $2.5 million in working capital, $1 million for use in constructing a warehouse facility and approximately $1.5 million to purchase outstanding indebtedness owed to 1st International Bank in November 2001. We also obtained $18 million in a combination of debt and equity financing in 2000 and expect to raise $60 million through equity and debt financing over a period of time. We anticipate other funding requirements to be paid from operations.

     Management anticipates $1,300,000; $27,500,000; and $36,000,000 in capital expenditures for the manufacturing facility, equipment, and machinery in fiscal 2001, 2002, and 2003, respectively. $2,687,464 of the estimated $3,500,000 in expenditures expected in 2000 were made.

                                    PART II
                               OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Series A Convertible Preferred Stock
As of the date of this filing, $241,170 in dividends is in arrears.

Series I Class B Convertible Preferred Stock
As of the date of this filing, $2,272,690 in dividends is in arrears.

Series II Class B Convertible Preferred Stock
As of the date of this filing, $3,521,567 in dividends is in arrears.

Series III Class B Convertible Preferred Stock
As of the date of this filing, $2,098,092 in dividends is in arrears.

Series IV Class B Convertible Preferred Stock
As of the date of this filing, $1,533,998 in dividends is in arrears.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2001 Annual Meeting of Stockholders (the "Annual Meeting") of RTI was held on September 21, 2001, at 10:00 a.m. The purposes of the meeting were: 1) the election by the Series II Class B Convertible Preferred ("Series II") shareholders of three Series II directors, 2) the election by the common stockholders of one Class 1 director, and 3) the reappointment of PricewaterhouseCoopers LLP as the independent accountant for RTI for the year ended 2001.

     Of the 459,000 shares of Series II Stock of RTI entitled to vote less than the 229,500 required to constitute a quorum were represented in person or by proxy. Accordingly, no business of the Series II shareholders could be transacted except for the rescheduling of the Series II shareholder meeting.

     The only Series II shareholder to be represented in person and Thomas Shaw, as proxy for the Series II shareholders that submitted their votes via proxy cards, voted in favor of November 20, 2001, as the rescheduled date for the Series II business of the Annual Meeting. The business of the Series II shareholders was accordingly adjourned until November 20, 2001. No other business was transacted by the Series II shareholders.

     Of the 19,939,600 shares of common stock of RTI entitled to vote, 13,645,545 shares were represented in person or by proxy at the Annual Meeting, which is more than the 9,969,800 required to constitute a quorum. Accordingly, the following matters were submitted to a vote of the common stockholders:

          The election of one Class 1 Director to serve a two-year term was put to a vote by the holders of the common stock present in person or by proxy at the Annual Meeting. Russell B. Kuhlman was the sole nominee submitted to a vote of the common stock shareholders. The results of the vote were 12,999,062 votes "for," and 646,483 votes were withheld. Accordingly, by majority vote of those common shares represented at the meeting, Mr. Kuhlman was duly elected a Class 1 Director of RTI.

          The ratification of the reappointment of PricewaterhouseCoopers LLP as RTI's independent accountant was also put to a vote by the holders of the common stock present in person or by proxy at the Annual Meeting. The results of the vote were 13,501,012 votes "for," 30,833 "against," and 113,700 votes were withheld. The reappointment of PricewaterhouseCoopers LLP was thereby ratified by majority vote of those common shares represented at the meeting.

No other matters were voted on at the Annual Meeting.

     As of the adjournment of the September 21, 2001, Annual Meeting of Stockholders, the Board of Directors of RTI consists of the following members:

                      Thomas J. Shaw            Class 2 Director
                      Steven R. Wisner          Class 2 Director
                      Russell B. Kuhlman        Class 1 Director
                      Douglas W. Cowan          Class 2 Director
                      Clarence Zierhut          Class 2 Director
                      Marwan Saker              Class 2 Director
                      Lillian E. Salerno        Class 1 Director*
                      Jimmie Shiu, M.D.         Class 1 Director*
                      Edith A. Zagona           Class 1 Director*

* With the exception of Russell Kuhlman, who was re-elected by the common stock shareholders, Class 1 Directors' terms expired at the September 21, 2001, Annual Meeting. However, their successors have yet to be elected by the Series II Class B Shareholders. These directors' terms will continue until their successors are elected. The election of their successors will be held on November 20, 2001, a meeting date set by the Series II Class B Shareholders assuming a quorum attends the meeting. Such Series II directors will serve terms that expire at the next Annual Meeting or until such time as dividends are no longer in arrears. Series II Shareholders will have the right to elect one-third of the Board of Directors only until such time as their dividends are no longer in arrears.

ITEM 5.  OTHER INFORMATION

     On November 12, 2001, we entered into a Loan Agreement (the "Loan Agreement") with Katie Petroleum, Inc. ("Katie") whereby Katie agreed to: (1) purchase RTI's promissory note dated February 18, 2000, with an original principal amount of $1,500,000 from 1st International Bank of Plano (the "FIB Note"). The FIB Note has a current unpaid principal balance of $1,458,201.05;
(2) loan RTI a principal amount of $2,500,000, to be used by RTI as working capital in its manufacturing business (the "Working Capital Loan"). During the first year only interest is paid. Thereafter, the principal and interest on the Working Capital Loan is payable quarterly and matures on November 12, 2006. The Working Capital Loan is secured by certain manufacturing machinery and equipment relating to the production of the 1cc syringe; and (3) loan RTI an additional principal amount of $1,000,000 under a construction loan for the purpose of building a warehouse facility (the "Construction Loan"). The Construction Loan matures on November 12, 2002 and is secured by a lien upon the land designated for the contemplated warehouse facility. The loans are also guaranteed by Thomas
J. Shaw, the President and Chief Executive Officer. The Loan Agreement contains a conversion feature which allows Katie, at its option, to exchange all or any part of the indebtedness covered by the Loan Agreement (approximately $5 million) into authorized capital stock of RTI. The exchange ratio of debt to stock is set at one share of RTI's common stock for each $7.00 of indebtedness exchanged by Katie. Upon completion of the warehouse contemplated by the Construction Loan, if we are not in default of the Loan Agreement, the unpaid balance of the FIB Note will be consolidated with the unpaid balance of the Construction Loan into a new twenty year mortgage loan with monthly principal and interest payments to be negotiated at the time of such consolidation. The interest rate on both the Working Capital Loan and the Construction Loan is the prime rate, as defined in The Wall Street Journal, plus 1 percent.
                          -----------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit No.     Description of Document
------------    -----------------------

4 Loan Agreement between RTI and Katie Petroleum, Inc. dated November 12, 2001 with the following Exhibits: "Note," "Security Agreement," "Construction Loan Agreement," "Real Estate Lien Note," "Guaranty," and "Deed of Trust."
                (See Exhibit 10)

10 Loan Agreement between RTI and Katie Petroleum, Inc. dated November 12, 2001 with the following Exhibits: "Note," "Security Agreement," "Construction Loan Agreement," "Real Estate Lien Note," "Guaranty," and "Deed of Trust."
                (See Exhibit 4)

(b)  Reports on Form 8-K

     On August 1, 2001, RTI filed a Form 8-K with an item 9 disclosure that RTI issued a letter to its shareholders dated July 26, 2001.

     On August 21, 2001, RTI filed a Form 8-K with an item 5 disclosure that RTI issued a press release announcing that RTI had signed an agreement with Abbott Laboratories granting Abbott the exclusive right to place RTI's VanishPoint (R) syringes in its spinal and epidural anesthesia trays and announcing a corresponding amendment to RTI's National Marketing and Distribution Agreement with Abbott.


                                   SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:  November 14, 2001           RETRACTABLE TECHNOLOGIES, INC.
                                   (Registrant)

                                            BY:  /s/ Douglas W. Cowan
                                                 ------------------------------
                                                 DOUGLAS W. COWAN
                                                 CHIEF FINANCIAL OFFICER