Form 10KSB40
period 2001-12-31
RETRACTABLE TECHNOLOGIES INC
filed 2002-04-01
CIK 946563

                ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB



(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended      December 31, 2001
                                            ---------------------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the transition period from _________ to __________

Commission file number        000-30885
                       ---------------------------------------------------------


                         Retractable Technologies, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter )

          Texas                                           75-2599762
--------------------------------------------------------------------------------
 (State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                         Identification No.)

             511 Lobo Lane
             Little Elm, Texas                               75068-0009
---------------------------------------      -----------------------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number              (972) 294-1010
                          ------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class           Name of each exchange on which registered

             Common                          The American Stock Exchange
       -------------------           -------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                 Preferred Stock
--------------------------------------------------------------------------------
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X] No |_|.

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year. $16,145,635

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) The aggregate market value of the common equity held by non-affiliates is $27,677,601, which was computed with reference to the closing price as of March 20, 2002.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 20, 2002, there were 20,282,600 shares of our common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None except exhibits

      Transitional Small Business Disclosure Format (check one): Yes |_| No [X]

                                TABLE OF CONTENTS
                                                                          Page
PART I
------

Item 1. Description of Business............................................. 1

Item 2. Description of Property............................................. 11

Item 3. Legal Proceedings................................................... 12

Item 4. Submission of Matters to a Vote of Security Holders................. 12

PART II
-------

Item 5. Market for Common Equity and Related Stockholder Matters............ 13

Item 6. Management's Discussion and Analysis or Plan of Operation........... 14

Item 7. Financial Statements................................................ 25

Item 8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure................................................ 49

PART III
--------

Item 9. Directors, Executive Officers, Promoters, and Control Persons;
        Compliance with Section 16(a)of the Exchange Act.................... 49

Item 10. Executive Compensation............................................. 55

Item 11. Security Ownership of Certain Beneficial Owners and Management..... 58

Item 12. Certain Relationships and Related Transactions..................... 59

Item 13. Exhibits and Reports on Form 8-K................................... 60

SIGNATURES.................................................................. 63
----------

                                     PART I

Item 1. Description of Business

BUSINESS DEVELOPMENT

General Description
-------------------

      We design, develop, manufacture, and market innovative patented safety needle devices for the healthcare industry. Our VanishPoint(R) products utilize a unique friction ring mechanism patented by Thomas J. Shaw, our Founder, President, and Chief Executive Officer. VanishPoint(R) products are designed specifically to prevent needlestick injuries and to prevent reuse. The friction ring mechanism permits the automated retraction of the syringe needle into the barrel of the syringe, directly from the patient, after delivery of the medication is completed. The VanishPoint(R) blood collection tube holder utilizes the same mechanism to retract the needle after blood has been drawn from the patient. Closure of an attached end cap of the blood collection tube holder causes the needle to retract directly from the patient into the closed tube holder. Advantages of our products include protection from needlestick injuries, prevention of cross contamination through reuse, and reduction of disposal and other associated costs. Federal regulation now requires the use of safe needle devices. We have an exclusive license from Thomas J. Shaw, our President and Chief Executive Officer, for the patent rights for our safety needle products.

      We and Thomas J. Shaw entered into a Technology License Agreement dated effective as of the 23rd day of June 1995, whereby Mr. Shaw granted us a worldwide exclusive license to manufacture, market, sell, and distribute 'Licensed Products' and 'Improvements' until the expiration of the last to expire of the last 'Licensed Patents' unless sooner terminated under certain conditions without right to sublicense. 'Licensed Products', 'Improvements', and 'Licensed Patents' are all terms that are extensively defined in the Technology License Agreement. In exchange, we paid Mr. Shaw a $500,000 initial licensing fee and a 5 percent royalty on gross sales after returns of 'Licensed Products'. See "Patents and Proprietary Rights" for a more detailed discussion. Our goal is
     ------------------------------
to become a leading provider of automated retraction safety devices.

      We began commercial production of our 3cc VanishPoint(R) syringe in 1997. Our additional patented VanishPoint(R) products include 1cc tuberculin, insulin, and allergy antigen syringes; 5cc and 10cc syringes; a blood collection tube holder, small tube adapter, a dental syringe, a full displacement syringe, butterfly IV, and a self-retracting IV catheter introducer. We manufacture 1cc syringes, 3cc syringes, and blood collection tube holders with automated assembly. We began commercial production of the blood collection tube holder in the fourth quarter of 1998. We began automated assembly of the 1cc syringe in the first quarter of 2001. 5cc and 10cc syringes are being manufactured in lesser quantities utilizing semi-automated equipment.

Development of the Company
--------------------------

      While owning and operating Checkmate Engineering, a sole proprietorship, Thomas J. Shaw, our President and Chief Executive Officer, developed and patented the idea and early prototypes of the syringe that were to become the VanishPoint(R) safety syringe. On May 9, 1994, the Company was incorporated in Texas to design, develop, manufacture, and market medical safety devices for the healthcare industry. In April 1995, Mr. Shaw, who owned all 1,000 of the then issued and outstanding shares of the Common Stock, exchanged all 1,000 shares then outstanding for 14,000,000 shares of Common Stock. In May 1996, Mr. Shaw transferred 2,800,000 shares of the 14,000,000 then issued and outstanding Common Stock to Lillian E. Salerno, a former Director.

      In 1996, we purchased assets and hired personnel from Checkmate Engineering. We had limited production and no sales in 1996 but focused our attention on general and administrative activities, including implementing additional quality control procedures, developing a human resource department, and obtaining a Notice of Substantial Equivalence from the FDA allowing us to manufacture and sell the blood collection tube holder and 3cc, 5cc, 10cc, and 1cc VanishPoint(R) syringes. In 1997, we began selling products to emergency medical service centers, federal prison systems, homecare facilities, small hospitals, and Veterans Administration hospitals. During the second half of 1997, we took delivery of our 3cc automated assembly equipment and began automated assembly. Production molds for the 5cc and 10cc syringes and the blood collection tube holder were ordered in 1997. A prototype mold for the 1cc syringe was ordered and received in 1997. Automated assembly equipment for the blood collection tube holder was ordered at the end of 1997 and installed in July 1998. We began commercial production of the blood collection tube holder in 1998. In the fourth quarter of 2000, we received our 1cc syringe assembly equipment. We began limited production of the 1cc in the first quarter of 2001.

      We received our ISO 9001 Certificate in July 1998, and the VanishPoint(R) syringe received its CE Mark Certificate on July 31, 1998. In July 2001, the Company received re-certification of the ISO 9001 and CE Mark. ISO 9001 standard is a model created by the International Organization for Standardization ("ISO"), an international agency consisting of almost 100 member countries that provides guidance in the development and implementation of an effective quality management system through a series of five international standards. This model is used by organizations to certify their quality system from initial design and development of a desired product or service through production, installation, and servicing. The CE mark allows us to sell our products in Europe.

      On May 4, 2000, we entered into an agreement with Abbott Laboratories for an initial five-year term for the marketing and distribution of the Company's products into the U.S. acute care market. See Dependence on Certain Customers.
                                              -------------------------------
We continue to focus our efforts toward improvement of manufacturing processes and conceptual design of additional safe needle products utilizing automated retraction technology.

      We have not been involved in any bankruptcy or similar proceedings and have not merged or consolidated a significant amount of assets other than in the ordinary course of business except as discussed above.

BUSINESS OF RTI

Principal Products
------------------

      Our products with Notice of Substantial Equivalence to the FDA include 1cc tuberculin, insulin, and allergy antigen VanishPoint(R) syringes; 3cc, 5cc, and 10cc VanishPoint(R) syringes; and the VanishPoint(R) blood collection tube holder and small tube adapter. In 1999, 2000 and 2001, ECRI (formerly known as the Emergency Care Research Institute), a recognized authority in evaluating medical devices, awarded the VanishPoint(R) syringe and blood collection tube holder its highest possible rating. The VanishPoint(R) blood collection tube holder received Risk and Insurance magazine's 1997 "Top of the Line" Award for excellence.

      Our 1cc VanishPoint(R) tuberculin, insulin, and allergy antigen syringes are being produced in various needle lengths and gauges and packaging styles. We began automated assembly of 1cc syringes in the first quarter of 2001 and they are available in commercial quantities. The 3cc VanishPoint(R) syringe reached the market in the first quarter of 1997. It is available in various needle lengths and gauges. The 5cc and 10cc VanishPoint(R) syringes are being produced in various needle lengths and gauges and are currently being sold in limited quantities. Sales of the VanishPoint(R) blood collection tube holder and a small tube adapter for use with small sample collection tubes began in the third quarter of 1998.

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

      Based on the most recent report from Theta Corporation (1998), a publisher of comprehensive market research reports on the medical device, diagnostic, biotech, and pharmaceutical industries, the number of unit sales of disposable hypodermic needles and syringes for 1997 was 6.6 billion in the United States alone, with $1 billion in projected sales. According to Theta estimates, 94 percent of the 1997 United States syringe market was made up of standard syringes at an average price of $.11 per unit, and 6 percent was safety syringes at an average price of $.30 per unit. Of the 6.6 billion syringes sold in 1997,
4.3 billion were purchased by hospitals and 2.3 billion were purchased by alternate care facilities. The alternate care market includes 1 billion units for retail customers who use primarily 1cc allergy antigen and insulin syringes, 600 million units for physicians' offices--which use a mixture of all types of syringes, and 700 million units for extended care facilities. According to market leader B-D, approximately 20 percent of the United States market has converted to safety-engineered products and, according to their projections, 85 percent of the market will be converted within the next few years.

      Blood collection devices are used (most often by phlebotomists and laboratory technicians) to collect samples of blood from patients for diagnostic procedures. An evacuated vacuum tube used to contain the drawn blood is inserted into the tube holder, which is a plastic device with a needle attached that is designed for that purpose. Because the hollow-bore needles used for blood collection are filled with patients' blood, and because insertion of the needle into a patient's vein often requires several attempts, the ratio of needlestick injuries to number of units can be higher for blood collection tube holders than for syringes, and the risk of infection is greater. Consequently, some blood collection tube holders now incorporate safety features similar to those used in syringes. Industry resources indicate that annually there are 800 million medical procedures conducted to collect blood specimens. Based on the most recent report from Theta (1998), the number of projected unit sales of blood collection tubes for 1997 was 1.3 billion in the United States alone, with $170 million in projected sales.

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

            National Institute of Occupational Safety and Health issued a safety alert calling on employers to adopt safer needles to reduce needlestick injuries. The federal agency is a division of the Centers for Disease Control and Prevention. In its alert, "Preventing Needlestick Injuries in Health Care Settings," the National Institute of Occupational Safety and Health provides the latest scientific information available about the risk of needlestick injuries. This alert adds momentum to the growing safety movement and supports the rules issued by OSHA, on November 5, 1999.

            OSHA issued a Compliance Directive, which instructs OSHA inspectors to cite employers who fail to evaluate and buy the safest needle devices available on the market. The directive states that where engineering controls will reduce employee exposure either by removing, eliminating, or isolating the hazard, they must be used. OSHA has published a revised Bloodborne Pathogens Standard.

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

            Numerous states have now enacted safety needle laws including California, Tennessee, Maryland, Texas, New Jersey, Ohio, West Virginia, Minnesota, Maine, Georgia, New Hampshire, Iowa, Alaska, Connecticut, Oklahoma, Massachusetts, New York, Missouri, Rhode Island, Pennsylvania, and Arkansas. Federal legislation was signed into law on November 6, 2000, by former President Clinton. Federal legislation which became effective for most states on April 12, 2001, now requires safety needle products be used for the vast majority of procedures.

Marketing and Distribution
--------------------------

      Under the current supply chain system in the U.S. acute care market, the vast majority of decisions relating to the contracting for and purchase of medical supplies are made by the representatives of group purchasing organizations ("GPOs") rather than the end-users of the product (nurses, doctors, and testing personnel). The GPOs and manufacturers often enter into long-term exclusive contracts which can prohibit entry in the marketplace by competitors. According to "The Role of Group Purchasing Organizations in the US Health Care System," a report prepared by Muse & Associates for the Health Industry Group Purchasing Association ("HIGPA"), the potential hospital marketplace for medical/surgical equipment and supplies in 1998 and 1999 was $32.8 billion and $34.1 billion, respectively. HIGPA and other industry representatives estimate that 80 percent of these hospital expenditures were channeled through GPOs. In the needle and syringe market, the market share leader, B-D, has utilized long-term exclusive contracts which have restricted our entry into the market.

      We distribute our products in the United States and its territories through general line and specialty distributors. We also utilize international distributors. We entered into an agreement with Abbott Laboratories whereby Abbott agreed to act as a nonexclusive marketer and distributor of our 1cc, 3cc, 5cc, and 10cc syringes, blood collection tube holders, and small tube adapters to acute care facilities in the United States. See Dependence on Certain
                                                   ---------------------
Customers. The Abbott agreement is for an initial five-year term that began in
---------
May 2000. We continue to utilize our current general line and specialty distributors in other market segments, such as primary care and alternate care facilities.

      We have developed a national direct marketing network in order to market our products to health care customers and their purchaser representatives. We have eight employees located across Texas, Georgia, California, Tennessee, New Jersey, Wisconsin, and Arizona strategically placed in order to take full advantage of legislation concerning safety products in healthcare. Our marketers make calls on target markets and segments that are users of syringes and blood collection tube holders. Our marketers make contact with all of the departments that affect the decision-making process for safety products, including the purchasing agents. They call on alternate care sites and talk directly with the decision-makers of the facility. We employ registered nurses that educate healthcare providers and healthcare workers through accredited continuing education units for in-service training, exhibits at related trade shows, and publications of relevant articles in trade journals and magazines. These nurses provide clinical support to customers. In addition to marketing our products, the network demonstrates the safety and cost effectiveness of the VanishPoint(R) automated retraction products to customers.

      We have nonexclusive distribution agreements with organizations for the distribution of our products in: Western Europe, Japan, Australia, Mexico, Canada, France, Germany, Switzerland, Belgium, Netherlands, Luxembourg, Tanzania, Uganda, Zimbabwe, Botswana, Namibia, Mozambique, Angola, Zaire, Kenya, Nigeria, Mauritius, and Madagascar. In addition, we have several exclusive distribution agreements for the distribution of our products in Puerto Rico, South Africa, United States Virgin Islands, British Virgin Islands, Antigua, Barbados, St. Martin, Cuba, Ireland, the Dominican Republic, Saudi Arabia, Syria, Iraq, Turkey, Iran, Pakistan, Kuwait, Morocco, Algeria, Tunisia, Egypt, Sudan, Afghanistan, Oman, Yemen, and the United Arab Emirates. Sales to foreign markets are limited at this time, as the marketing efforts are in their early stages. The total population of Western Europe exceeds 310 million, and the recognition for the urgency of safe needle devices in parts of Europe has echoed the United States model. In France, England, Germany, and Italy, organized healthcare worker unions have taken action to force hospitals and government agencies to place safety as a priority. France has led Western Europe in its recognition of safety and has implemented VanishPoint(R) blood collection tube holders in several hospitals and clinical laboratories.

      Key components of our strategy to increase our market share are to: (a) continue marketing emphasis in states that have implemented safe needle legislation; (b) continue to add Veterans Administration facilities, health departments, emergency medical services, federal prisons, and home healthcare facilities as customers; (c) educate healthcare providers, insurers, healthcare workers, government agencies, government officials, and the general public on the reduction of risk and the cost effectiveness afforded by our VanishPoint(R) products; (d) supply product through Integrated Delivery Networks where possible; (e) explore possibilities for future licensing agreements and joint venture agreements for the manufacture and distribution of safety products in the United States and abroad; (f) offer a full product line on existing products; (g) introduce new products; and (h) continue to increase international sales, particularly in Europe, where safety legislation appears to be moving parallel to the United States, with a one to two-year lag time.

      Several factors could materially affect the marketability of our products. Demand could be dramatically increased by current legislation encouraging the use of safety syringes. Demand could also be increased if we are successful in the antitrust lawsuit we have filed against B-D and others. See "Item 3 - Legal Proceedings." Marketability of our products could depend, in part, on our ability to meet a dramatic and sudden increase in demand and on our ability to quickly find additional production capacity through licensing agreements and joint ventures, the purchase of appropriate facilities, or manufacturing and storage services. We continue to improve machine performance and, based on market access and available capital, we plan to expand our modular facility in order to increase production. Additionally, the 1cc assembly equipment was delivered in the fourth quarter of 2000 and is currently producing in commercial quantities.

Competition
-----------

      According to Theta's most recent report (1998), the leading manufacturers of hypodermic syringes and blood collection products are B-D, with a market share of approximately 71 percent, Sherwood, with a market share of approximately 22 percent, and Terumo, with a market share of approximately 7 percent.

      Founded in 1897, B-D is headquartered in New Jersey. B-D's medical device division accounted for approximately $2.0 billion, or 53 percent, of B-D's total fiscal 2001 sales. B-D currently manufactures the SafetyLok(TM), a syringe that utilizes a tubular plastic sheath that must be manually slid over the needle after an injection, and the SafetyGlide(TM), a syringe which utilizes a hinged lever to cover the needle tip. B-D also manufactures a safety blood collection tube holder that utilizes the SafetyLok(TM) sheath. B-D's "Vacutainer(R)" blood collection tube holder is commonly used as industry jargon to refer to blood collection tube holders in general.

      Sherwood was acquired by Tyco International Ltd., a company headquartered in Bermuda. Sherwood manufactures the Monoject(R), a safety syringe that utilizes a sheath similar to the B-D SafetyLok(TM) syringe, but currently does not manufacture a safety blood collection tube holder.

      Founded in 1974, Terumo was the first company to sell disposable syringes in Japan. Today Terumo manufactures standard syringes and blood collection tube holders, operates internationally, and has sales in some 120 countries.

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

      B-D and Sherwood have controlling market share, greater financial resources, larger and more established sales and marketing and distribution organizations, and greater market influence, including the long-term and/or exclusive contracts with GPOs described earlier. The current conditions have restricted competition in the needle and syringe market. As a result, the Company filed a lawsuit in the United States District Court for the Eastern District of Texas against B-D; Tyco International (U.S.), Inc.; Tyco Healthcare Group, L.P.; Premier, Inc.; Premier Purchasing Partners, L.P.; V.H.A., Inc.; and Novation L.L.C. The suit alleges violations of state and federal antitrust laws, tortious interference, business disparagement, and common law conspiracy. See
Item 3-Legal Proceedings.

      These competitors may be able to use their resources to improve their products through research or acquisitions or develop new products, which may compete more effectively with our products. Based on the licensing agreement B-D has entered into with Med-Design, it is possible that B-D may in the future attempt to manufacture retractable needle products. Med-Design asserts patent rights to manufacture a line of retractable needle products.

      In addition to B-D and Sherwood, there are companies that manufacture needlestick injury prevention products that our products will compete against for market share. Among those companies are: Bio-Plexus, Inc. ("Bio-Plexus"), Smiths Industries Medical Systems ("SIMS"), Sterimatic, Ltd., and New Medical Technologies, Inc. ("NMT"). Bio-Plexus utilizes a recessed internal hollow blunt safety technology where the internal blunt is advanced and locked into place beyond the sharp outer tip of the needle. SIMS utilizes a patented sheath whereupon completion of the procedure, the healthcare worker presses the sheath against a hard surface to lock the needle into the sheath. Sterimatic, Ltd. manufactures a syringe with a plastic sleeve that covers the needle after injection. NMT manufactures a syringe that utilizes automated retraction of the used needle within the barrel of the syringe.

      Other events that could have an impact on our competitiveness include class action lawsuits by healthcare workers. Class action suits on behalf of healthcare workers have been filed in several states against B-D and Sherwood, et al. The success of such lawsuits could, obviously, be materially beneficial to any company that provides a safer alternative technology to the standard needle products, which cause as many as 800,000 reported needlestick injuries each year.

      Our competitive strengths include that the VanishPoint(R) syringe is one of four syringes given the highest possible rating by ECRI (formerly Emergency Care Research Institute). RTI's blood collection tube holder is one of only two safety products given the highest possible rating. Our products also have an advantage because minimal training and changes to practitioners' normal routines are required. Use of our products also prohibits unfortunate and improper reuse.

      Our competitive weaknesses include our current lack of market share (less than 1/2 of 1 percent) because two well-established companies control most of the market. Our competitive position is also weakened by the method that providers use for making purchasing decisions. RTI's price per unit is competitive or even lower than the competition once all the costs incurred during the life cycle of a syringe are considered. Such life cycle costs include disposal costs, testing and treatment costs for needlestick injuries, and treatment for contracted illnesses through needlestick injuries.

Dependence Upon Key Suppliers/Sources of Raw Materials
------------------------------------------------------

      We purchase most of our product components from single suppliers, including needle adhesives, and packaging materials. There are multiple sources of these materials. We own the molds that are used to manufacture the plastic components of our products. Changes in suppliers such as Magor Mold, Inc. (mold supplier), Multivac, Inc. (packaging supplier), Exacto Spring Corporation, and/or Ion Beam Applications, Inc. ("IBA," formerly Sterigenics, a sterilization company) could disrupt production schedules. In addition, shortages may occur from some suppliers, creating delays or reductions in product shipments, which could have a material adverse effect on our operating results. Further, delays in filling orders could cause problems with customers, resulting in a loss in sales.

Dependence on Certain Customers
-------------------------------

      Sales increased 67.5 percent from 2000 to 2001. Abbott purchases comprised
52.9 percent and 47.2 percent of our unit sales in 2000 and 2001, respectively. Sales to Abbott increased 50.7 percent from 2000 to 2001. Abbott distributes and markets our products into the acute care market. While the 50.7 percent increase in our sales to Abbott is significant, recent inconsistencies in sales growth and timing of orders have made it difficult to plan production requirements in an efficient and cost effective manner.

      Sales to others were 47.1 percent and 52.8 percent of sales in 2000 and 2001, respectively. Sales to others increased 89.4 percent from 2000 to 2001. Sales to others consist primarily of sales into the alternate care market.

Manufacturing
-------------

      We currently manufacture our 1cc, 3cc, 5cc, and 10cc VanishPoint(R) syringes and the VanishPoint(R) blood collection tube holder in a controlled environment in Little Elm, Texas. We have an agreement with NYPRO Precision Assemblies, a California corporation, to provide subassembly services for the 5cc and 10cc syringes. We have also outsourced molding to Anura Plastic, also a California company. The size of the facility in Little Elm, Texas, is 22,500 square feet, with 18,000 square feet dedicated to production. The facility was designed to be modular so that, as new product lines are added or duplicate production lines are built, it can be expanded to house this new equipment without disrupting production. Assembly of the 1cc and 3cc syringe uses a fully automated process.

      All components of our products, except needles, can be produced at our Little Elm manufacturing facility. Currently, in order to increase production capacity, we are outsourcing some of the molding and assembly processes.

      We purchase the needles used in VanishPoint(R) products from Nipro Corporation (formerly Nissho), one of the world's larger suppliers, and ISPG, a United States supplier. All parts are tested for biocompatibility and radiation tolerance. After automated assembly, products are sealed in blister packages, boxed and sent out for sterilization at one of two outside radiation facilities. Our packaging equipment was manufactured by MultiVac, Inc., a leading packaging machine manufacturer.

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

Production Capacity
-------------------

      We expect to produce in excess of 48 million syringes and 5 million blood collection tube holders during 2002. While the Company can manufacture at higher levels, the difficulty in penetrating the market has resulted in our not being able to operate at the most efficient level and caused an accumulation of inventory. Currently, total market demand for safety needle devices outpaces our production capacity. We have improved machine performance relating to the 1cc and 3cc syringe and blood collection tube holders. We have increased production capacity for our 5cc and 10cc syringes by outsourcing the subassembly for these products. We are using short-term mobile units to hold inventory. We have outsourced molding to provide better operating efficiencies. Other methods we are currently reviewing to increase capacity include: joint ventures with manufacturers of medical equipment, the expansion of our current manufacturing facility, and the outsourcing of production and subassembly of subcomponents. We have an agreement with NYPRO Precision Assemblies, Inc., a California corporation, for the provision of subassembly services for components of the 5cc and 10cc syringes, which will enable us to increase our current manufacturing capacity. We are considering licensing and/or sublicensing of our patent rights, as well as joint ventures to achieve additional production. Our current facilities have been augmented by an outsourcing agreement with Anura Plastic which provides us with additional molding capacity for parts and warehousing space in California. Our long-term plans include ordering additional assembly equipment and building an additional manufacturing facility.

Patents and Proprietary Rights
------------------------------

      Thomas J. Shaw and the Company entered into a Technology License Agreement dated effective as of the 23rd day of June, 1995, whereby Mr. Shaw granted us "... a worldwide exclusive license and right under the 'Licensed Patents' and 'Information', to manufacture, market, sell and distribute 'Licensed Products' and 'Improvements' without right to sublicense and subject to such nonexclusive rights as may be possessed by the Federal Government..." 'Licensed Patents', 'Information', 'Licensed Products', and 'Improvements' are all defined extensively in the Technology License Agreement. We may enter into sublicensing arrangements with Mr. Shaw's written approval of the terms and conditions of the licensing agreement. The 'Licensed Products' include all retractable syringes and retractable fluid sampling devices and components thereof, assembled or unassembled, which comprise an invention described in 'Licensed Patents', and improvements thereof including any and all 'Products' which employ the inventive concept disclosed or claimed in the 'Licensed Patents'.

      In exchange, we paid Mr. Shaw a $500,000 initial licensing fee which was fully paid in 1997. Furthermore, we agreed to pay a 5 percent royalty on gross sales after returns. The license terminates upon expiration of the last licensed patents unless sooner terminated under certain circumstances. The licensing fee has been paid in accordance with this agreement. Pursuant to a Royalty Waiver Agreement effective as of January 18, 2002, among the Company, Thomas J. Shaw and his wife, Suzanne M. August, Mr. Shaw and his wife agreed to waive payment of royalties in the amount of $1 million payable for sales of 'Licensed Products' during the year 2001. All prior royalties have been paid.

      We have the right and obligation to obtain protection of the invention, including prosecution of patent properties. The license unilaterally changes to a nonexclusive license in the event of a hostile takeover. Also, if Mr. Shaw involuntarily loses control of the Company, the license becomes a nonexclusive license and a right to information.

      We have sought foreign patent protection through the Patent Cooperation Treaty and have filed applications for regional and national patent protection in selective countries. These regional patents include Western Europe and Africa. In addition, we have filed applications for national patents in selective countries where we believe the VanishPoint(R) syringe can be utilized most.

      We hold 18 United States patents related to our automated retraction technology, including patents for dental syringes, catheter introducers, winged IV sets, syringes, and blood collection tube holders. In addition, we have multiple applications for patents currently pending.

      We have also registered the following trade names and trademarks:
VanishPoint(R), RT with a circle mark, and the Spiral Logo used in packaging our products. We also have applications pending for trademark protection for new VanishPoint(R) logos and the phrase "the new standard for safety," and color-coded spots on the ends of our syringes.

      There are currently no patent infringement claims pending against the VanishPoint(R) retraction technology. We have decided, on the advice of patent counsel, not to purchase patent insurance because it would require inappropriate disclosure of information that is currently proprietary and confidential.

      Pursuant to the terms of a loan from Legacy Bank (formerly Plano Bank & Trust) in the amount of $710,000, we have agreed not to engage in the sale of patents without prior written permission.

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

Regulatory Status and Effect of Regulation
------------------------------------------

      We and our products are regulated by the FDA. The syringe is a Class II medical device which requires assurance by the manufacturer that the device is safe and effective and that it meets certain performance standards. The FDA issued its Notice of Substantial Equivalence declaring the VanishPoint(R) syringe products to be substantially equivalent to a legally marketed predicate device (i.e., granted us permission to market our safety syringes in interstate commerce) for the 3cc VanishPoint(R) syringe in December 1995; for the 5cc and 10cc VanishPoint(R) syringes in May 1997; for the 1cc allergy and insulin syringes in November 1997; for the 1cc VanishPoint(R) tuberculin syringe in February 1998; and for the VanishPoint(R) blood collection tube holder and small tube adapter in August 1997.

      In addition to Notice of Substantial Equivalence (which results in obtaining the right to put products into interstate commerce), we must register with the FDA on an annual basis and provide the FDA with a list of commercially distributed products. Texas has similar registration requirements. The FDA is required to inspect all medical device manufacturing facilities at least once every two years to determine the extent to which they are complying with Quality System Regulation. The most recent inspection occurred in April 2000, after which the auditor determined "No Action Indicated."

      TUV Essen, a subsidiary of RWTUV Germany, certified our quality system for ISO 9001. Since the original certification in 1997, we have undergone annual surveillance audits with no major noncompliances noted. In addition, the VanishPoint(R) product line was certified for a CE Mark. The CE Mark authorizes us to sell in 18 different countries.

      In June 2001, TUV Essen performed a re-certification audit of our quality system and CE Mark (ISO 9001, EN 46001, 93/42/EEC Annex II). We received re-certification in July 2001.

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

Research and Development
------------------------

      We spent $842,062, $899,149, and $756,542 in fiscal 1999, 2000, and 2001, respectively, on research and development, primarily on development of prototype molds and manufacturing processes for the following products: 1cc syringe, 3cc syringe, 5cc syringe, 10cc syringe, and a blood collection tube holder. Prior to May, 2000, our ongoing research and development activities were performed by an internal research and development staff. This team of engineers developed automated line assembly for the syringe and blood collection tube holder and established processes to meet regulatory requirements. In addition and pursuant to the agreement entered into between us and Abbott, a new product team, made up of no fewer than two representatives each from Abbott and the Company, has been established for the purpose of developing new products utilizing the automated retraction technology. Products currently in development by our internal team include the winged butterfly IV, the catheter introducer, and the dental syringe. Possible future products include all needle medical devices to which the automated retraction mechanism can be applied.

Environmental Compliance
------------------------

      We believe that we do not incur material costs in connection with compliance with environmental laws. We are considered a Conditionally Exempt Small Quantity Generator because we generate less than 100 kilograms (220 lbs.) of hazardous waste per month. Therefore, we are exempt from the reporting requirements set forth by the Texas Natural Resource Conservation Commission. The waste that is generated at our facility is primarily made up of flammable liquids and is sent for fuel blending by Safety Kleen. This fuel blending process completely destroys our waste and satisfies our "cradle-to-grave" responsibility.

      Other nonhazardous production waste includes clean polypropylene regrind that is sold to Penn Tex Plastics for recycling. The Company also grinds dirty plastics, syringes, and needles for disposal by Waste Management. All other nonhazardous waste produced is considered municipal solid waste and sent to a sanitary landfill by Waste Management.

      We also produce small amounts of regulated biohazardous waste from contaminated sharps and laboratory wastes. This waste is sent for incineration by American 3CI.

Employees
---------

      As of the date of this Report, we had 175 full-time employees, four part-time employees, and one independently contracted consultant. Of the 175 full-time employees, approximately three persons were engaged in research and development activities, 88 persons were engaged in manufacturing and engineering, 41 persons were engaged in quality assurance and regulatory affairs, 15 persons were engaged in sales and marketing, 24 persons were engaged in general and administrative functions, and four persons in facilities. No employees are covered by collective bargaining agreements. We are dependent upon a number of key Management and technical personnel, and the loss of services of one or more key employees could have a material adverse effect on us. Our President and Chief Executive Officer, Thomas J. Shaw, has an employment contract ending September 2002 with an automatic and continuous renewal for consecutive two-year periods.

Item 2. Description of Property

      Our 22,500 square foot headquarters is located on 35 acres, which we own, overlooking Lake Lewisville in Little Elm, Texas. The building is a modular portion of a larger planned building for which the preliminary engineering design has been finalized. The headquarters are in good condition and house our administrative offices and manufacturing facility. Our current expansion plans do not include going outside the 35 acres on which the headquarters is located. We anticipate that any future development of facilities beyond that 35 acres will be in areas closer to the east and west coast customer base. The land and building on which the headquarters is located are the subject of a lien by Katie Petroleum, Inc. ("Katie Petroleum") as collateral for a loan in the aggregate amount of $1.458 million.

      We also lease Suites 618, 620, and 622 S. Mill Street, Lewisville, Texas, as well as storage stalls located at 102 E. Purnell, Lewisville, Texas, from Mill Street Enterprises, a sole proprietorship owned by Lillian E. Salerno, a shareholder and consultant for the Company. This lease is for 4,365 square feet of office space in good condition. The storage facility is used to store office documents. The lease is for five years commencing July 1, 1997, and ending June 30, 2002, at a monthly rate of $1,900. The Company anticipates continuing the lease on a month-to-month basis. An additional lease was signed for 628 Mill Street for a one-year period commencing April 1, 2000. This lease is continuing on a month-to-month basis. The monthly rate is $1,000. This property is used exclusively for general office and marketing purposes. We do not hold any real estate or related securities for investment purposes.

      In the opinion of Management, all the properties and equipment are suitable for their intended use and are adequately covered by an insurance policy which lists Balboa Capital, American Express, GE Capital Modular Space, Fleet Capital, Texas Bank, Katie Petroleum, and Legacy Bank as the loss payees.

      Subject to the Company's ability to access the market and its ability to raise capital, we plan to expand the headquarters by 60,000 square feet and build a 15,000 square foot warehouse and related infrastructure at an approximate cost of $11,000,000 for additional manufacturing space as well as office space. This expanded facility will be capable of accommodating six syringe assembly lines and two blood collection tube holder lines. Subject to the foregoing conditions, we anticipate building a 100,000 square foot facility at an approximate cost of $12 million which will be utilized for housing an additional eight syringe assembly lines and three blood collection tube holder assembly lines. Management plans to fund the expansion by raising capital through debt and equity offerings as well as through internal operations.

Item 3. Legal Proceedings

      On January 29, 2001, we filed a lawsuit in the United States District Court for the Eastern District of Texas, Texarkana Division (the "Federal Court Case") styled Retractable Technologies, Inc. v. Becton Dickinson & Company, Tyco International (U.S.), Inc., Tyco Healthcare Group, L.P., Novation, L.L.C., VHA, Inc., Premier, Inc. and Premier Purchasing Partners, L.P. Cause No. 501CV036. We allege violations of state and federal antitrust acts, tortious interference with prospective business relationships, business disparagement, and common law conspiracy. We are seeking the following damages: an injunction enjoining each defendant from continuing the unlawful conduct alleged and from entering into any other combination, conspiracy, or agreement having similar purposes or effect and for actual damages, punitive damages, treble damages, costs of suit including reasonable attorneys fees, pre-judgment and post-judgment interest at the maximum possible rate, and such other relief as we may be entitled. The Federal court case is in the discovery stage and, accordingly, we are still assessing the true extent of damages actually incurred by us as a result of the defendants' monopolistic activities. We are in the process of researching such damage amounts and cannot state them with certainty at this time.

      We are not a party to any other material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

      The business of the Series II Class B Convertible Preferred ("Series II") Stockholders intended to be addressed at the 2001 Annual Meeting (the "Annual Meeting") of RTI, originally scheduled for September 21, 2001, was adjourned and rescheduled for November 20, 2001, because quorum requirements were not met on September 21, 2001. The purpose of the meeting was the election by the Series II shareholders of three Series II directors. Of the 459,000 shares of Series II Stock of RTI entitled to vote less than the 229,500 required to constitute a quorum were represented in person or by proxy at the rescheduled November 20, 2001, meeting. Accordingly, no business of the Series II shareholders could be transacted except for the rescheduling of the Series II shareholder meeting. The only Series II shareholder to be represented in person voted in favor of January 16, 2002, as the rescheduled date for the Series II business of the Annual Meeting.

      At the January 16, 2002, meeting, less than the 229,500 shares required to constitute a quorum were represented in person or by proxy. Consequently, the shareholders in attendance adjourned the meeting until February 27, 2002.

      At the February 27, 2002 meeting, 311,000 shares of the 459,000 shares of Series II Stock of the Company entitled to vote, were represented in person or by proxy at the Series II Meeting, which is more than the 229,500 required for quorum. The election of three Series II directors was put to a vote by the holders of the Series II stock present in person or by proxy and the results were as follows:

            NOMINEE                   FOR             AGAINST
            -------                   ---             -------

            Kenneth W. Biermacher   209,500           101,500
            Timothy Greene          280,000            31,000
            G. Michael Gruber       209,500           101,500
            Jimmie Shiu              90,500           220,500
            Edith Zagona             80,500           230,500


      There were no broker non-votes.

      Accordingly, Kenneth W. Biermacher, Timothy Greene, and G. Michael Gruber were elected as Series II Directors to serve until the 2002 annual meeting. As of their election, the Board of Directors consisted of:

             Thomas J. Shaw                 Class 2 Director
             Steven R. Wisner               Class 2 Director

             Russell B. Kuhlman             Class 1 Director
             Douglas W. Cowan               Class 2 Director
             Kenneth W. Biermacher          Series II Director
             Timothy Greene                 Series II Director
             G. Michael Gruber              Series II Director
             Clarence Zierhut               Class 2 Director
             Marwan Saker                   Class 2 Director

      No other matters were voted on at February 27, 2002, meeting.

                                     PART II
                                     -------

Item 5. Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

      Our Common Stock has been listed on the American Stock Exchange (the "AMEX") since May 3, 2001. Shown below is the closing high and closing low price of our Common Stock as reported by the AMEX for each quarter of 2001 since the Common Stock began trading on the AMEX:

                                           Common Stock
         2001                             High         Low
              Fourth Quarter         $    7.40    $    5.34
              Third Quarter          $    7.00    $    3.40
              Second Quarter         $    12.75   $    5.80

SHAREHOLDERS

      As of March 20, 2002 , there were 20,282,600 shares of Common Stock held by 441 shareholders of record not including shareholders who beneficially own Common Stock held in nominee or "street name."

DIVIDENDS

      We have not ever declared or paid any dividends on the Common Stock. We have no current plans to pay any cash dividends on the Common Stock. We intend to retain all earnings, except those required to be paid to the holders of the Preferred Stock, to support operations and future growth. As of the date of this Report, approximately $274,980 in dividends are in arrears on Series A Stock and $9,875,082 in dividends are in arrears on the Class B Preferred Stock. We have the option to issue 500,000 shares of Class B shares as a dividend. Pursuant to the requirements of a loan from Texas Bank, we have agreed not to return capital to the shareholders or redeem outstanding shares without the bank's prior consent. We had permission from the bank where necessary.

RECENT SALES OF UNREGISTERED SECURITIES

      The following discussion outlines all securities sold by us for cash or services rendered during the previous year. Unless otherwise described, all of the shares sold or granted were issued pursuant to the authority granted by the private offering exemption outlined in Section 4(2) of the Securities Act and none were made with a view toward distribution.

      In May 2001, NQSO's for the purchase of 1,500 shares of common stock at a price of $1.00 per share under the 1996 Stock Option Plan for Directors and Other Individuals were exercised.

      In July 2001, NQSO's for the purchase of 2,500 shares at a price of $1.00 per share of common stock under the 1996 Incentive Stock Option Plan were exercised.

      In October 2001, NQSOs for the purchase of 5,000 shares of Common Stock were exercised at a price of $1.00 per share under the 1996 Stock Option Plan for Directors and Other Individuals .

Item 6. Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENT WARNING

      Certain statements included by reference in this Report containing the words "believes," "anticipates," "intends," "expects," and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of RTI to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the impact of dramatic increases in demand, our ability to quickly increase production capacity in the event of a dramatic increase in demand, our ability to access the market, our ability to continue to finance research and development as well as operations and expansion of production through equity and debt financing, as well as sales, and the increased interest of larger market players in providing safety needle devices. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

HISTORICAL SOURCES OF LIQUIDITY

      We have historically funded operations primarily from proceeds from private placements and bank loans. We were capitalized with approximately $43,000,000 raised from five separate private placement offerings. As of September 30, 1995, we sold 5,000,000 shares of Series A Stock at $1 per share, for an aggregate of $5,000,000. As of October 31, 1996, we sold 1,000,000 shares of Series I Class B Stock at $5 per share for an aggregate of $5,000,000. As of January 31, 1998, we sold 1,000,000 shares of Series II Class B Stock at $10 per share for an aggregate of $10,000,000. As of September 30, 1999, we sold 1,160,200 shares of Series III Class B Stock at $10 per share for an aggregate of $11,602,000. Finally, as of May 4, 2000, we sold 1,133,800 shares of Series IV Class B Stock at $10 per share for an aggregate of $11,338,000. We obtained $1,200,000, $710,000, and $2,000,000 in 1996, 1997, and 2000, respectively, from bank loans. Additionally, we received a Small Business Administration loan of $1,000,000 in 1996 to pay for portions of automated assembly equipment, multi-cavity molds, and other equipment. Furthermore, we borrowed $3,000,000 in August 2000 and $2,000,000 in December 2000 under our Credit Agreement with Abbott.

      We obtained a loan agreement on November 12, 2001, whereby the lender purchased the real estate note from 1st International Bank and provided a construction loan of $1 million to build a 15,000 square foot warehouse when the $1,000,000 loan is drawn down on. There have been no borrowings under the construction loan. Upon completion of the warehouse and assuming no defaults, the two loans will be consolidated into a 20-year loan. Furthermore, the same lender provided a working capital loan of $2.5 million secured by certain equipment. This loan is a five-year loan. The loans are guaranteed by Thomas Shaw and all indebtedness (approximately $5 million when the $1,000,000 loan is drawn down on) is convertible into Common Stock of the Company at a rate of one share per $7 of indebtedness.

SELECTED FINANCIAL DATA

      The following selected financial data for fiscal years ended December 31, 2001, and 2000, is derived from financial statements, which were audited by independent accountants. The data should be read in conjunction with the audited financial statements and selected notes and the following discussion of results of operations.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                          Year Ended
                                                         December 31,
                                                         ------------
                                                    2001              2000
                                                    ----              ----

Sales, net                                      $16,145,635        $  9,641,451
Cost of sales                                    13,322,965           8,815,939
                                                -----------        ------------
   Gross margin                                   2,822,670             825,512
                                                -----------        ------------

Operating Expenses

Preproduction manufacturing                              --             627,200

Sales and marketing                               4,066,433           4,955,456

Research and development                            756,542             899,149

General and administrative                        4,149,389           4,788,735

Deferred IPO Costs                                  563,912                  --
                                                -----------        ------------

   Total operating expenses                       9,536,276          11,270,540
                                                -----------        ------------

   Loss from operations                          (6,713,606)        (10,445,028)

   Interest income (expense), net                  (501,674)                419
                                                -----------        ------------

Net Loss                                         (7,215,280)        (10,444,609)

Preferred stock dividend requirement             (2,023,954)         (3,719,839)
                                                -----------        ------------

Net loss applicable to common
   stockholders                                 $(9,239,234)       $(14,164,448)
                                                ===========        ============

Loss per share (basic and diluted)              $     (0.47)       $       (.96)
                                                ===========        ============

Weighted average common shares
   outstanding                                   19,774,006          14,716,190
                                                -----------        ------------

      The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are to our fiscal year ended December 2001 or 2000. Variances have been rounded for ease of reading.

                            Comparison of Year Ended
               December 31, 2001 and Year Ended December 31, 2000

     Net sales were $16,145,635 and $9,641,451 for the years ended December 31, 2001, and 2000, respectively. The increase of $6,504,184, or 67.5 percent, was due to increased capacity, particularly with the production of the 1cc syringe which began in the first quarter of 2001. Sales to Abbott as a percentage of units sold declined from 53 percent to 47 percent of total units sold. Sales to Abbott increased about 51 percent whereas sales to other distributors increased 89 percent. No other distributor accounted for more than 10 percent of units sold.

      Cost of sales increased from $8,815,939 in 2000 to $13,322,965 in 2001, an increase of $4,507,026 or 51.1 percent. Of this increase, $2.08 million was due to material costs, $260,000 due to direct labor costs, and $310,000 in indirect labor costs. Additionally, depreciation increased $250,000 principally due to the 1cc equipment coming on line. Repairs and maintenance increased $340,000 due to additional equipment being brought online. Sterilization costs increased $170,000 due to increased volume and royalty costs increased $640,000 due to higher sales levels. In January 2002, Thomas J. Shaw and his wife, Suzanne August, announced they had forgone $1 million in royalties attributable to 2001 activity. This will be recorded in the first quarter of 2002. The remaining increase of $460,000 consists principally of increased labor costs in Regulatory Affairs and Facilities, offset by reductions in consulting expense and travel.

      Preproduction manufacturing expenses decreased from $627,200 in 2000 to zero in 2001. As we completed development stage activities in the second quarter of 2000 we no longer classify any manufacturing costs as preproduction manufacturing expense.

      Research and development costs decreased from $899,149 in 2000 to $756,542 in 2001. The reduction is principally due to a decrease in labor costs of $100,000 attributable to employees that are now engaged in operating the 1cc assembly equipment which came on line in the first quarter of 2001. There were also development costs of $60,000 incurred in 2000 while we were a development stage company. All similar costs are now reported as cost of sales. There was a reduction of $70,000 in experimental parts expense also related to the 1cc syringe. The decrease is somewhat offset by increased expense of $120,000 for consulting costs for new products. The remaining decrease is attributable to other miscellaneous items.

      Sales and marketing expense decreased from $4,955,456 in 2000 to $4,066,433 in 2001, a decrease of $889,023. The largest portion of the decrease is $830,000 for fees to distributors. As our distributor contracts were renewed, any portion of chargebacks to distributors not specifically identified as marketing fees are offset against revenues rather than shown as marketing fees. The majority of marketing fees in 2001 are attributable to Abbott Laboratories. Compensation expense decreased $290,000 due to reduction in force in 2001. Expense for samples increased $100,000.

      General and administrative costs decreased from $4,788,735 in 2000 to $4,149,389 in 2001, a decrease of $639,346. The principal reason for the decrease was a charge of $760,000 in 2000 for stock options issued to nonemployees for past service awards and no stock option expense in 2001. Accounting fees increased $130,000 and legal fees increased $30,000 principally due to our expense associated with public filings. Compensation expense in Human Resources increased $100,000 and compensation for the legal department increased $50,000 due principally to increased staffing requirements. Corporate compensation decreased $180,000 due to the reduction in force in May 2001. Travel expense decreased $130,000. Insurance cost for Directors and officers and General Liability increased $80,000. Advertising costs increased $85,000.

      RTI incurred expenses of $563,912 in connection with its public offering which was filed on December 22, 2000, and which was declared effective by the Securities and Exchange Commission on May 3, 2001. On September 20, 2001, RTI filed a post-effective amendment to withdraw RTI's offering of 2,000,000 shares of common stock. Effective with the decision to withdraw such offering, RTI expensed all deferred IPO costs resulting in a charge in 2001 of $563,912.

      Interest income decreased $152,252 due to lower invested cash balances. Net interest expense increased $349,841 due to higher outstanding debt and $121,714 due to a reduction in capitalized interest.

      Preferred stock dividend requirements were $2,023,954 for 2001 compared to $3,719,839, a decrease of $1,695,885. The decrease is due to reduction in the outstanding preferred stock as a result of conversion to common stock.

      Net loss per share decreased 51 percent, from $0.96 per share in 2000 to $0.47 per share in 2001. Of the decrease, $0.16 is due to the increase in average common shares outstanding, $0.22 is due to the decrease in net loss, and $0.11 is due to the decrease in preferred dividend requirements.

      Weighted average common shares outstanding increased principally due to conversion of preferred stock into common stock.

      Cash flow from operations improved from a negative $8,555,399 in 2000 to a negative $3,672,828 in 2001, an improvement of $4,882,571. The principal reason for this improvement was a decrease in net loss from $10,444,609 in 2000 to $7,215,280 in 2001, an improvement of $3,229,329. A decrease of $737,111 in accounts receivable net of allowance for bad debt in 2001 compared to an increase of $1,794,207 in 2000 resulted in a favorable variance of $2,531,318. Other major favorable variances to cash flow include depreciation and amortization, $257,550; reduction in other current assets, $635,612; and an increase in accounts payable resulting in a positive variance in 2001 of $1,025,101 principally due to increased provision for chargebacks and amounts payable to APEC. Negative variances for 2001 compared to 2000 include stock option expense of $811,670 in 2000 compared to none in 2001; increase of marketing fees payable of $580,269 in 2001 compared to $1,598,546 in 2000 resulting in a negative impact of $1,018,277; and an increase in the level of inventory resulting in a negative variance of $745,476. The Company spent $782,130 in purchase of equipment in 2001 compared to $2,413,191 in 2000. The Company raised $2,500,000 in debt in 2001 compared to $7,000,000 in 2000 of which $1,150,789 was used to pay off Western Bank. The Company also had an equity offering in 2000 which raised $11,338,000. The Company paid dividends of $2,971,976 in 2000 and paid no dividends in 2001.

                            Comparison of Year Ended
               December 31, 2000, and Year Ended December 31, 1999

      Net sales were $9,641,451 and $3,375,158 for the years ended December 31, 2000, and December 31, 1999, respectively. The increase of $6,266,293, or 186 percent, was due principally to increased production capacity. Sales under the Abbott agreement accounted for more than half of the revenues during the year 2000. Sales to other distributors in 2000 increased 36 percent compared to 1999. Syringe revenues increased $4,348,820 or 147 percent and blood collection tube holder revenues increased $1,917,473 or 459 percent.

      Cost of sales increased from $2,331,070 in 1999 to $8,815,939 in 2000, or an increase of 278 percent. Of the variable costs, labor costs increased $2,660,000, material costs increased $2,600,000, and royalty costs were up $350,000. Repair and maintenance expense increased $305,000, depreciation increased $197,000, consulting increased $74,000, and travel increased $59,000. As we completed development stage activities in the second quarter of 2000, we ceased reporting as a development stage enterprise, and we no longer classify any manufacturing costs as preproduction manufacturing expenses.

      Preproduction manufacturing expenses decreased from $1,837,830 in 1999 to $627,200 in 2000, or $1,210,630. Preproduction labor decreased by approximately $730,000, depreciation decreased by $199,000, and supplies decreased $151,000 from the year 1999 compared to the year 2000. The decreases were due to decreased production time attributable to mold and piece part validations.

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

      Interest income increased by $82,167 or 67 percent due to higher invested cash balances. Interest expense net increased $90,812 or 80 percent due to higher outstanding debt. The increase in interest expense was offset by an increase in capitalized interest.

      Net cash used by operating activities was $8,555,399 in 2000. The principal reason for the use of cash was a net loss of $10,444,609; offset by non-cash expenses of depreciation and amortization of $938,570; stock option compensation of $811,670; and allowances for doubtful accounts of $68,379.

      Principal changes in working capital were increases in inventories of $897,674, increases in accounts receivable of $1,794,207, increases in accounts payable of $1,024,192, and increases in marketing fees payable of $1,598,546. All of these increases were due to increases in production and sales volumes.

      Net cash used by investing activities was principally due to additions to property, plant, and equipment of $2,413,191. Additions included approximately $1,800,000 of equipment for the 1cc product line, and $135,000 for computers and office equipment. The Company sold $600,000 in restricted certificates of deposit to reduce debt.

      Net cash provided by financing activities consists of $11,338,000 obtained from the sale of Series IV Class B Stock, $5,000,000 of loan proceeds from Abbott, and $2,000,000 from loans from 1st International Bank.

      Cash used by financing activities are principally repayments of debt of $1,817,858; including $1,150,789 to pay off Western Bank and $200,000 paid to Legacy Bank. The Company also paid dividends of $2,971,976 to its Series A Preferred Stockholders.

ASSESSMENT OF FAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued a Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2000 (January 1, 2001, for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. There was no effect of adopting FAS 133 on the financial statements of the Company, as the Company determined that it has not entered into any transactions for derivative instruments or hedging activities that would qualify for treatment under the provisions of the statement.

BUSINESS COMBINATIONS (FAS 141) and GOODWILL AND OTHER INTANGIBLE ASSETS (FAS
142)

      On July 29, 2001, the FASB issued a statement of Financial Accounting Standards No. 141 ("FAS 141"), Business Combinations, and Statement 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 141 primarily addresses the accounting for the cost of an acquired business. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. As the Company has not grown through acquisition and does not have a material amount of recorded intangibles, the new pronouncements are not expected to have a material effect on the Company. FAS 141 is effective for all business combinations after June 30, 2001. FAS 142 is effective for fiscal years beginning after December 15, 2001.

ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (FAS 144)

      On October 3, 2001, the FASB issued Statement No. 144 ("FAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 supercedes FAS 121 and provides guidance on the accounting for the impairment or disposal of long-lived assets. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect a material impact on its financial statements following the adoption of FAS 144.

SIGNIFICANT ACCOUNTING POLICIES

      The Company considers the following to be its most significant accounting policies. Careful consideration and Company review is given to these and all accounting policies on a routine basis, to ensure that they are accurately and consistently applied.

Revenue Recognition

      Revenue is recognized for sales to distributors when title and risk of ownership passes to the distributor, generally upon shipment. Revenue is recorded on the basis of sales price to distributors. Revenues on sales to distributors are recorded net of contractual pricing allowances. Revenue for shipments directly to end-users is recognized when title and risk of ownership passes from the Company. Any product shipped or distributed for evaluation purposes is expensed.

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

Stock-Based Compensation

      The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, the Company has elected not to adopt the fair value based method of accounting for stock-based employee compensation and will account for such arrangements under Accounting Principles Board Opinion No. 25. Accordingly, compensation cost for stock options issued to directors, officers and employees is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount the director, officer or employee must pay to acquire the stock. Employee expense is recognized ratably from the date of grant over the vesting period of the option. The Company accounts for stock options issued to non-employees in accordance with SFAS 123. Non-employee expense is recognized based upon the shorter of the contract period or vesting period, as applicable.

OTHER FINANCIAL MATTERS

      Our Company does not engage in off balance sheet financing through structured finance or special purpose entities or otherwise. Our Company furthermore does not engage in related party or other kinds of transactions on special terms other than those we have disclosed. All transactions with related parties valued in excess of $60,000 have been disclosed in "Item 12. - Certain Relationships and Related Transactions" of this Report.

LIQUIDITY AND FUTURE CAPITAL REQUIREMENTS

      At the present time the Company intends to raise additional equity capital beginning in the second quarter of 2002. There can be no assurances that such efforts to raise equity capital will be successful.

      In the event we are not successful in raising capital and we continue to have only limited market access, the Company would take cost cutting measures to reduce cash requirements. Such measures could result in reduction of units being produced, reduction of workforce, reduction of salaries of officers and other nonhourly employees, and deferral of royalty payments to Thomas Shaw. The Company anticipates raising at least $300,000 in equity capital by the end of the second quarter of 2002. In the event the Company is unsuccessful in raising this amount by the end of the second quarter, Thomas J. Shaw has agreed to contribute sufficient capital to the Company to meet the $300,000 commitment.

      We believe we can achieve a breakeven quarter by the end of 2002 utilizing our existing equipment. To achieve our prior projections of a break even quarter by the first quarter of 2002 we would have needed minimal access to hospital markets which has been difficult to obtain due to the monopolistic marketplace which is the subject of our lawsuit discussed in greater detail in Item 3 - Legal Proceedings.

      Sales increased 67.5 percent from 2000 to 2001. Abbott purchases comprised
52.9 percent and 47.2 percent of our unit sales in 2000 and 2001, respectively. Sales to Abbott increased 50.7 percent from 2000 to 2001. Abbott distributes and markets our products into the acute care market. While the 50.7 percent increase in our sales to Abbott is significant, recent inconsistencies in sales growth and timing of orders have made it difficult to plan production requirements in an efficient and cost effective manner.

      We anticipate strengthening our capital structure over the next four years by increasing capital through debt and equity offerings, improving profitability, and participating in joint ventures or licensing arrangements, where possible, to accelerate the manufacture and distribution of our products.

      Provided we are able to access the markets, we anticipate producing products at a rate in excess of 48 million syringes and 5 million blood collection tube holders by the end of 2002. In the event we are unable to access the market, we will reduce production accordingly. In order to increase production to meet the expected demand for safe needle devices, we raised over $18 million in debt and equity funds in 2000. We obtained these funds from: (1) two loans given by 1st International Bank totaling $2,000,000, (2) a loan of $5,000,000 from Abbott, and (3) the sale of $11,338,000 of our Series IV Class B Stock. We obtained $2,000,000 of the $18,000,000 from 1st International Bank in the form of two loans. The loan for $1,500,000 from 1st International Bank matures on February 18, 2005. Monthly payments are based on a 20-year amortization and the loan bears interest at prime plus 1 percent. Pursuant to our Loan Agreement with Katie Petroleum, Inc. ("Katie Petroleum"), this loan has been assigned to Katie Petroleum. The $500,000 loan, also from 1st International Bank, matured on February 18, 2002, with only interest being paid monthly. This loan was renewed in March 2002 for a one-year term. The interest rate is prime plus 2 percent. See "External Sources of Liquidity."
                     -----------------------------

      We obtained $5,000,000 of the $18,000,000 as a result of an agreement with Abbott. On May 4, 2000, we entered into a National Marketing and Distribution Agreement with Abbott for an initial five-year term. Pursuant to the Abbott agreement, Abbott agreed to act as a non-exclusive marketer and distributor of our 1cc, 3cc, 5cc, and 10cc syringes, blood collection tube holders, and small tube adapters to acute care facilities in the United States. As part of the consideration for the Abbott agreement, Abbott agreed to make periodic loans to us prior to June 30, 2005, in increments of $1,000,000 in an aggregate amount of up to $5,000,000 at an interest rate of prime plus 1 percent with any and all amounts lent to be due and payable on June 30, 2005. Accounts receivable from Abbott and contracts where Abbott is the account debtor secure any loans made. Payments due to us from Abbott under the Abbott agreement and certain equipment already owned by us also serve as collateral for the loans granted by Abbott. We have borrowed $5 million under the Abbott agreement. Pursuant to the Abbott agreement, we gave Abbott the right, at its option, to convert any and all principal amounts owed into Common Stock at a price of $10 per share. Abbott also holds registration rights with respect to the shares of Common Stock issued upon conversion of any principal amount of the loan. As part of the consideration paid to us under the Abbott agreement, Abbott purchased $5 million of Series IV Stock under the same terms and conditions as all other investors in the Series IV Stock offering. We expect to fund future expansion through a combination of debt, equity offerings, and internally generated funds. Assuming we are able to access the markets, capital needs are expected to require an additional $87 million over the next five years for expansion of production discussed in greater detail in "Material Plans for Expenditures" below.
                                -------------------------------

      We obtained the remainder of the $18,000,000 from the sale of $11,338,000 of our Series IV Stock, including the shares purchased by Abbott.

      In November 2001, in order to raise working capital and build a warehouse, we entered into a Loan Agreement with Katie Petroleum whereby we obtained two loans for $2,500,000 and $1,000,000 respectively. However, there have been no borrowings under the $1,000,000 construction loan. The $2,500,000 loan matures on November 12, 2006, and the principal and interest on the $1,000,000 loan (when it is drawn on) will be due and payable on November 12, 2002. The interest rate for both loans is prime plus 1 percent. Additionally, Katie Petroleum purchased the real estate loan from 1st International Bank. Upon completion of the warehouse and related drawn down on the construction loan and assuming no defaults, the $1 million loan will be consolidated with the real estate loan purchased from 1st International Bank into a 20-year mortgage on terms to be determined at the time of consolidation. The loans are guaranteed by Thomas J. Shaw, the President and Chief Executive Officer. Pursuant to the loan agreement, we gave Katie Petroleum the right to convert all indebtedness (approximately $5 million when the $1,000,000 loan is drawn down on) into Common Stock at a rate of one share per $7.00 of indebtedness. The terms of the loans are discussed in greater detail in the "External Sources of Liquidity" section below.
                       -----------------------------

Internal Sources of Liquidity and Anticipated Trends in Sales
-------------------------------------------------------------

      The increase in sales is primarily due to legislation mandating the use of safety needles. The legislation requires the use of safe needle devices to eliminate exposure to needlestick injuries. Employers must implement written exposure control plans and involve frontline healthcare workers in the selection of safe needle devices. In addition, the legislation requires employers to create and maintain sharps injury logs containing detailed information on the type, brand, and manufacturer of devices associated with such injuries. The National Institute for Occupational Safety and Health ("NIOSH") issued a safety alert calling on employers to adopt safer needles to reduce needlestick injuries. OSHA issued a Compliance Directive which instructs OSHA inspectors to cite employers who fail to evaluate and buy safety needle devices. The Service Employees International Union ("SEIU") has taken a proactive stance with regard to promoting the use of automated retraction needle devices in member hospitals and by participating in federal and state legislation protests. Demand for safety products is increasing in the United States and internationally. The desire to mandate safety engineered solutions to protect healthcare workers heralds internationally. The European Union has accepted the issue of needlestick safety as their top issue for healthcare worker safety. Organized healthcare workers in the UK, France, Spain, Germany, and Italy are currently proposing changes to their respective national purchasing agencies to reflect a mandate for safety engineering controls for needlestick protection. Additionally, a working document for a European Directive on the issue has been completed. Our products have been implemented in clinics and hospitals in the UK, France, and other selected European countries and have been demonstrated throughout Europe at trade exhibitions and for selected distributors.

      Sales increased 67.5 percent from 2000 to 2001. Abbott purchases comprised
52.9 percent and 47.2 percent of our unit sales in 2000 and 2001, respectively. Sales to Abbott increased 50.7 percent from 2000 to 2001. Abbott distributes and markets our products into the acute care market. Please refer to Item 1. - Description of Business - Dependence on Certain Customers for a complete
                          -------------------------------
discussion. While the 50.7 percent increase in our sales to Abbott is significant, recent inconsistencies in sales growth and timing of orders have made it difficult to plan production requirements in an efficient and cost effective manner.

      Sales to customers other than Abbott were 47.1 percent and 52.8 percent of sales in 2000 and 2001, respectively. Sales to others increased 89.4 percent from 2000 to 2001. Sales to others consist primarily of sales into the alternate care market.

External Sources of Liquidity
-----------------------------

      We have obtained several loans over the past six years, which have, together with proceeds from sales of equities, enabled us to pursue development and production of our products.

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

      In April 1997, we obtained a loan from Legacy Bank of Texas (formerly Plano Bank & Trust) in the principal amount of $710,000 at an interest rate of prime plus 1 percent (adjustable daily) for reimbursement for the purchase of equipment, which matures on July 10, 2004. The loan is collateralized by certain machinery and equipment, a certificate of deposit in the amount of $200,000, and restrictions on the transfer of certain patents. This certificate of deposit was applied to the loan balance in 2000. The loan is (continuously and without limit) guaranteed by Thomas J. Shaw, the President and Chief Executive Officer. At December 31, 2001, we were not in compliance with certain debt to equity ratios. The balance of this loan at December 31, 2001, was $62,024 and is included in current maturities of long-term debt. This loan will be paid in full by the end of the third quarter of 2002.

      In February 2000, we obtained loans of $2 million through 1st International Bank of Plano. The proceeds from these loans were used to pay off the Western Bank loan and also for working capital purposes. $1,500,000 of the loan is secured by a lien on the land, building, and building improvements and matures on February 18, 2005. The interest rate on this loan is prime plus 1 percent. As of November 12, 2001, this loan was purchased by Katie Petroleum and is in good standing. The remaining $500,000 is secured by our accounts receivable and matured on February 18, 2002. This note was renewed for a one-year term in March 2002. The interest rate on this loan is the prime rate, as defined in The Wall Street Journal, plus 2 percent. Both loans were
              -----------------------
guaranteed by a continuing guaranty by Thomas J. Shaw, the President and Chief Executive Officer.

      In May 2000, we entered into an agreement with Abbott. As part of the consideration for the Abbott agreement, Abbott agreed to make periodic loans prior to June 30, 2005, in increments of $1,000,000 in an aggregate amount of up to $5,000,000 at an interest rate of prime plus 1 percent with any and all amounts lent to be due and payable on June 30, 2005. We borrowed $3 million in August 2000 and $2 million in December 2000 under the Abbott agreement. At December 31, 2001, the Company had classified the note payable to Abbott as long-term debt based on the stated maturity date of the debt, as well as the Company's interpretation of certain unclear language in the Credit Agreement. The Company, their counsel, and Abbott are presently in discussions to clarify this certain language.

      At December 31, 2001, we were not in compliance with certain debt to equity ratios under a capital lease agreement. Therefore, we reclassified the entire obligation of $336,715 to current maturities of long-term debt.

      On November 12, 2001, we entered into a Loan Agreement (the "Loan Agreement") with Katie Petroleum whereby Katie Petroleum agreed to: (1) purchase our promissory note dated February 18, 2000, with an original principal amount of $1,500,000 from 1st International Bank of Plano (the "FIB Note") (the FIB Note had a current unpaid principal balance of $1,452,888); (2) loan us a principal amount of $2,500,000, to be used by us as working capital in our manufacturing business (the "Working Capital Loan") (during the first year of the Working Capital Loan only interest is paid; the principal and interest on the Working Capital Loan are payable quarterly thereafter and matures on November 12, 2006; the Working Capital Loan is secured by certain manufacturing machinery and equipment relating to the production of the 1cc syringe); and (3) loan us an additional principal amount of $1,000,000 under a construction loan for the purpose of building a warehouse facility (the "Construction Loan") (the Construction Loan matures on November 12, 2002, and is secured by a lien upon the land designated for the contemplated warehouse facility). There have been no borrowings under the $1,000,000 Construction Loan. The loans are also guaranteed by Thomas J. Shaw, the President and Chief Executive Officer. The Loan Agreement contains a conversion feature which allows Katie Petroleum, at its option, to exchange all or any part of the indebtedness covered by the Loan Agreement into our authorized Common Stock. The exchange ratio is set at one share of our Common Stock for each $7.00 of indebtedness exchanged by Katie Petroleum. Upon completion of the warehouse contemplated by the Construction Loan, if we are not in default of the Loan Agreement, the unpaid balance of the FIB Note will be consolidated with the unpaid balance of the Construction Loan (after borrowings under the loan have been completed) into a new 20-year mortgage loan with monthly principal and interest payments to be negotiated at the time of such consolidation. The interest rate on both the Working Capital Loan and the Construction Loan is the prime rate, as defined in The Wall Street Journal, plus 1 percent.
                          -----------------------

Contractual Obligations and Commercial Commitments
--------------------------------------------------

      The following chart summarizes all of our material obligations and commitments to make future payments under contracts such as debt and lease agreements as of December 31, 2001:

---------------------------------------------------------------------------
                                   Payments Due by Period
                   --------------------------------------------------------
                                 Less
   Contractual                  Than 1       1-3         4-5      After 5
   Obligations       Total       Year       Years       Years      Years
---------------------------------------------------------------------------
Long-Term Debt     $9,832,851  $365,644  $1,959,871  $7,507,336     $0
---------------------------------------------------------------------------
Capital Lease
Obligations*        432,604     203,765     211,711      17,128      0
---------------------------------------------------------------------------
Total  Contractual
Cash Obligations   10,265,455   569,409   2,171,582   7,524,464      0
---------------------------------------------------------------------------

* Although the payment schedules are as indicated above, for financial reporting purposes, amounts due under the major lease obligation with Fleet Capital are shown as current maturities of long-term debt in the financial statements. Such reclassification was due to being out of compliance with certain debt to equity ratios. The lease is otherwise in good standing.

Material Plans for Expenditures
-------------------------------

      Subject to our ability to penetrate the market and raise capital as discussed in Item 1 - Description of Business - Competition," we anticipate
                                                -----------
capital expenditures in the amount of $87 million over the next five years for the purpose of expanding capacity by adding equipment and additional space (for 14 assembly lines for syringe production and 5 lines for blood collection tube holder production), expanding the current building by an additional 60,000 square feet, constructing a 15,000 square foot warehouse, and constructing another facility for additional assembly, equipment, and warehousing needs in order to meet our target production of syringes and blood collection tube holders. We need this capital to fund equipment and facilities expansion for additional 1cc, 3cc, and blood collection tube holders, as well as equipment to manufacture 5cc and 10cc syringes. The equipment will include machinery for assembly, packaging, and molds. This production target equates to our obtaining 6 percent of the United States' prior estimated 6.6 billion-unit syringe annual market and less than 1 percent of the world's prior estimate 24 billion-unit annual syringe market. As discussed above, we obtained a $5 million Loan Agreement from Katie Petroleum which provided $2.5 million in working capital, $1 million for use in constructing a warehouse facility (which has yet to be drawn down on), and approximately $1.5 million to purchase outstanding indebtedness owed to 1st International Bank in November 2001. We also obtained $18 million in a combination of debt and equity financing in 2000 and, assuming we can access the market, expect to raise additional equity and debt funds over a period of time. We anticipate other funding requirements to be paid from operations. $782,130 of the estimated $1,300,000 in expenditures expected in 2001 were made.

PLAN OF OPERATION ASSUMING LIMITED ACCESS TO MARKETS

      At the present time the Company intends to raise additional equity capital beginning in the second quarter of 2002. In the event we are not successful in raising capital and we continue to have only limited market access, the Company would take cost cutting measures to reduce cash requirements. Such measures could result in reduction of units being produced, reduction of workforce, reduction of salaries of officers and other nonhourly employees and deferral of royalty payments to Thomas Shaw. The Company anticipates raising at least $300,000 in equity capital by the end of the second quarter of 2002. In the event the Company is unsuccessful in raising this amount by the end of the second quarter, Thomas J. Shaw has agreed to contribute sufficient capital to the Company to meet the $300,000 commitment.

Item 7. Financial Statements

RETRACTABLE TECHNOLOGIES, INC.

FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT ACCOUNTANTS

DECEMBER 31, 2001 AND 2000

RETRACTABLE TECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                    Page
                                                                    ----

Report of Independent Accountants                                     27

Financial Statements:

   Balance Sheets as of December 31, 2001 and 2000                    28

   Statements of Operations for the years ended
   December 31, 2001, 2000 and 1999                                   29

   Statements of Changes in Stockholders' Equity
   for the years ended December 31, 2001, 2000 and 1999               30

   Statements of Cash Flows for the years ended
   December 31, 2001, 2000 and 1999                                   31

   Notes to Financial Statements                                      32

                        Report of Independent Accountants

To the Board of Directors and
the Stockholders of Retractable Technologies, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Retractable Technologies, Inc. at December 31, 2001 and 2000, and the results of its operations, its changes in stockholders' equity and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company has had limited access to the hospital market. The Company's plans with respect to market access and liquidity are also set forth in Note 2. Also, see Note 7 for discussion of classification of note payable to Abbott Laboratories.



/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP


Dallas, Texas
March 28, 2002

RETRACTABLE TECHNOLOGIES, INC.

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                                       December 31,
                                                                                           ---------------------------------
ASSETS                                                                                           2001                2000
                                                                                           -------------       -------------
Current assets:
    Cash and cash equivalents                                                              $   1,220,244       $   3,727,682
    Accounts receivable, net of allowance for doubtful accounts of
      $69,521 and $78,730, respectively                                                        1,585,024           2,325,252
    Inventories, net                                                                           3,218,786           1,575,636
    Other current assets                                                                         245,555             426,758
                                                                                           -------------       -------------
      Total current assets                                                                     6,269,609           8,055,328
    Property, plant and equipment, net                                                        11,740,464          11,902,792
    Intangible assets and deferred charges, net                                                  530,378             529,803
                                                                                           -------------       -------------
      Total assets                                                                         $  18,540,451       $  20,487,923
                                                                                           =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                       $   3,917,650       $   1,868,357
    Current portion of long-term debt                                                            686,402             471,676
    Accrued compensation                                                                         399,149             339,431
    Marketing fees payable                                                                     2,517,341           1,937,072
    Accrued royalties                                                                          1,019,050             198,941
    Other accrued liabilities                                                                    259,184             623,414
                                                                                           -------------       -------------
      Total current liabilities                                                                8,798,776           5,438,891
                                                                                           -------------       -------------
Long-term debt, net of current maturities                                                      9,579,053           7,680,130
                                                                                           -------------       -------------
Commitments and Contingencies (see Note 8)

Stockholders' equity:
    Preferred stock $1 par value:
      Class A; authorized and issued: 5,000,000 shares; outstanding: 1,101,500 and
        1,826,500 shares, respectively (liquidation preference of $1,652,250 and
        $2,739,750, respectively)                                                              1,101,500           1,826,500
      Class B; authorized: 5,000,000 shares
        Series I Class B; issued: 1,000,000 shares; outstanding: 261,900 and 366,400 shares, respectively (liquidation preference of $1,636,875
           and $2,290,000, respectively)                                                         261,900             366,400
        Series II Class B; issued: 1,000,000 shares; outstanding: 431,000 and
           489,250 shares, respectively (liquidation preference of $5,387,500
           and $6,115,625, respectively)                                                         431,000             489,250
        Series III Class B; issued: 1,160,445 shares; outstanding: 158,245 shares
           (liquidation preference of $1,978,063)                                                158,245             158,245
        Series IV Class B; issued: 1,133,800 shares; outstanding: 1,066,000  shares
           (liquidation preference of $11,726,000)                                             1,066,000           1,066,000
    Common stock, no par value; authorized:  100,000,000 shares; issued and
      outstanding: 20,262,600 and 19,365,850 shares, respectively                                     --                  --
    Additional paid-in capital                                                                37,671,513          36,774,763
    Accumulated deficit                                                                      (40,527,536)        (33,312,256)
                                                                                           -------------       -------------
      Total stockholders' equity                                                                 162,622           7,368,902
                                                                                           -------------       -------------
        Total liabilities and stockholders' equity                                         $  18,540,451       $  20,487,923
                                                                                           =============       =============

              See accompanying notes to the financial statements.

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                      Years ended December 31,
                                                           ---------------------------------------------
                                                                2001            2000            1999
                                                           ------------    ------------    -------------
Sales, net                                                 $ 16,145,635    $  9,641,451    $   3,375,158
Cost of sales                                                13,322,965       8,815,939        2,331,070
                                                           ------------    ------------    -------------
      Gross margin                                            2,822,670         825,512        1,044,088
                                                           ------------    ------------    -------------

Operating expenses:
    Preproduction manufacturing                                      --         627,200        1,837,830
    Sales and marketing                                       4,066,433       4,955,456        3,742,779
    Research and development                                    756,542         899,149          842,062
    General and administrative                                4,149,389       4,788,735        2,863,989
    Deferred IPO expenses                                       563,912              --               --
                                                           ------------    ------------    -------------
      Total operating expenses                                9,536,276      11,270,540        9,286,660
                                                           ------------    ------------    -------------
      Loss from operations                                   (6,713,606)    (10,445,028)      (8,242,572)

Interest income                                                  51,943         204,195          122,028
Interest expense, net                                          (553,617)       (203,776)        (112,964)
                                                           ------------    ------------    -------------
      Net loss                                               (7,215,280)    (10,444,609)      (8,233,508)

      Preferred stock dividend requirements                  (2,023,954)     (3,719,839)      (2,999,848)
                                                           ------------    ------------    -------------
      Net loss applicable to common shareholders           $ (9,239,234)   $(14,164,448)   $ (11,233,356)
                                                           ============    ============    =============
      Net loss per share (basic
        and diluted)                                       $       (.47)   $       (.96)   $        (.80)
                                                           ============    ============    =============
      Weighted average common
        shares outstanding                                   19,774,006      14,716,190       14,000,000
                                                           ============    ============    =============

                   See accompanying notes to the financial statements.

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                        Class A                Series I Class B            Series II Class B
                                                 ------------------------  -------------------------    -------------------------
                                                  Shares        Amount       Shares        Amount        Shares         Amount
                                                 ----------   -----------  -----------   -----------    -----------   -----------
Balance as of December 31, 1998                   5,000,000   $ 5,000,000    1,000,000   $ 1,000,000     1,000,000    $ 1,000,000
                                                 ----------   -----------  -----------   -----------    -----------   -----------
Issued Preferred Series III Class B
    858,400 shares, 245 shares $1 par
Issuance of compensatory stock options
Recognition of stock option compensation
Forfeitures of stock options
Net loss
                                                 ----------   -----------  -----------   -----------    ----------    -----------
Balance as of December 31, 1999                   5,000,000   $ 5,000,000    1,000,000   $ 1,000,000     1,000,000    $ 1,000,000
                                                 ----------   -----------  -----------   -----------    ----------    -----------
Issued Preferred Series III Class B
    shares, 245 shares $1 par
Issued Preferred Series IV Class B
    shares, 1,133,800 shares $1 par
Recognition of stock option compensation
Forfeitures of stock options
Conversion of preferred stock into common stock  (3,151,500)   (3,151,500)    (633,600)     (633,600)     (510,750)      (510,750)
Redemption of preferred stock                       (22,000)      (22,000)
Dividends declared
Net loss
                                                 ----------   -----------  -----------   -----------    ----------    -----------
Balance as of December 31, 2000                  1,826,500   $ 1,826,500      366,400   $   366,400       489,250    $   489,250
                                                 ----------   -----------  -----------   -----------    ----------    -----------

Conversion of preferred stock into common stock    (725,000)     (725,000)    (104,500)     (104,500)      (58,250)       (58,250)
Exercise of stock options

Net loss
                                                 ----------   -----------  -----------   -----------    ----------    -----------
Balance as of December 31, 2001                   1,101,500   $ 1,101,500      261,900   $   261,900       431,000    $   431,000
                                                 ==========   ===========  ===========   ===========    ==========    ===========


                                                    Series III Class B             Series IV Class B               Common
                                                 ---------------------------   -----------------------    ------------------------
                                                  Shares           Amount       Shares       Amount        Shares       Amount
                                                 ----------       ----------   ----------   ----------    -----------  -----------
Balance as of December 31, 1998                     301,800       $  301,800           --   $       --     14,000,000      $   --
                                                 ----------       ----------   ----------   ----------    -----------  -----------
Issued Preferred Series III Class B
    858,400 shares, $1 par                          858,400          858,400
Issuance of compensatory stock options
Recognition of stock option compensation
Forfeitures of stock options
Net loss
                                                 ----------       ----------   ----------   ----------    -----------  -----------
Balance as of December 31, 1999                   1,160,200       $1,160,200           --   $       --     14,000,000      $   --
                                                 ----------       ----------   ----------   ----------    -----------  -----------
Issued Preferred Series III Class B
    shares, 245 shares $1 par                           245              245
Issued Preferred Series IV Class B
    shares, 1,133,800 shares $1 par                                             1,133,800    1,133,800
Recognition of stock option compensation
Forfeitures of stock options
Conversion of preferred stock into common stock  (1,002,200)      (1,002,200)     (67,800)     (67,800)     5,365,850
Redemption of preferred stock
Dividends declared
Net loss
                                                 ----------       ----------   ----------   ----------    -----------  -----------
Balance as of December 31, 2000                     158,245       $  158,245    1,066,000   $1,066,000     19,365,850      $   --
                                                 ----------       ----------   ----------   ----------    -----------  -----------

Conversion of preferred stock into common stock                                                               887,750
Exercise of stock options                                                                                       9,000

Net loss
                                                 ----------       ----------   ----------   ----------    -----------  -----------
Balance as of December 31, 2001                     158,245       $  158,245    1,066,000   $1,066,000     20,262,600      $   --
                                                 ==========       ==========   ==========   ==========    ===========  ===========


                                                     Additional
                                                      Paid-in             Unearned         Accumulated
                                                      Capital           Compensation         Deficit            Total
                                                    ------------         ----------       -------------      ------------
Balance as of December 31, 1998                     $ 16,379,481         $ (370,917)      $ (14,618,739)     $  8,691,625
                                                    ------------         ----------       -------------      ------------
Issued Preferred Series III Class B
    858,400 shares, $1 par                             7,266,914                                                8,125,314
Issuance of compensatory stock options                   214,354           (214,354)
Recognition of stock option compensation                                    104,122                               104,122
Forfeitures of stock options                            (295,514)           295,514
Net loss                                                                                     (8,233,508)       (8,233,508)
                                                    ------------         ----------       -------------      ------------
Balance as of December 31, 1999                     $ 23,565,235         $ (185,635)      $ (22,852,247)     $  8,687,553
                                                    ------------         ----------       -------------      ------------
Issued Preferred Series III Class B
    shares, 245 shares $1 par                              2,205                                                    2,450
Issued Preferred Series IV Class B
    shares, 1,133,800 shares $1 par                   10,187,414                                               11,321,214
Recognition of stock option compensation                 631,801            179,869                               811,670
Forfeitures of stock options                              (5,766)             5,766
Conversion of preferred stock into common stock        5,365,850
Redemption of preferred stock                                                                   (15,400)          (37,400)
Dividends declared                                    (2,971,976)                                              (2,971,976)
Net loss                                                                                    (10,444,609)      (10,444,609)
                                                    ------------         ----------       -------------      ------------
Balance as of December 31, 2000                     $ 36,774,763         $       --       $ (33,312,256)     $  7,368,902
                                                    ------------         ----------       -------------      ------------

Conversion of preferred stock into common stock          887,750
Exercise of stock options                                  9,000                                                    9,000

Net loss                                                                                     (7,215,280)       (7,215,280)
                                                    ------------         ----------       -------------      ------------
Balance as of December 31, 2001                     $ 37,671,513         $       --       $ (40,527,536)     $    162,622
                                                    ============         ==========       =============      ============

                   See accompanying notes to the financial statements.

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                            Years Ended December 31,
                                                               --------------------------------------------
                                                                     2001            2000           1999
                                                               ------------    ------------    ------------
Cash flows from operating activities:
    Net loss                                                   $ (7,215,280)   $(10,444,609)   $ (8,233,508)
    Depreciation and amortization                                 1,196,120         938,570         950,471
    Provision for doubtful accounts                                   3,117          68,379          10,972
    Recognition of stock option compensation                             --         811,670         104,122
    Capitalized interest                                           (152,559)       (274,273)       (168,941)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Increase in inventories                                  (1,643,150)       (897,674)        (24,004)
        (Increase) decrease in accounts receivable                  737,111      (1,794,207)       (509,668)
        (Increase) decrease in other current assets                 256,654        (378,958)          3,303
        Increase in accounts payable                              2,049,293       1,024,192         485,958
        Increase in marketing fees payable                          580,269       1,598,546         338,526
        Increase in other accrued liabilities                       515,597         792,965         209,104
                                                               ------------    ------------    ------------
           Net cash used by operating activities                 (3,672,828)     (8,555,399)     (6,833,665)
                                                               ------------    ------------    ------------
Cash flows from investing activities:
    Purchase of property, plant and equipment                      (782,130)     (2,413,191)     (1,791,668)
    Acquisition of  patents, trademarks and licenses                (54,678)        (46,163)        (39,077)
    Sale of restricted certificates of deposit                           --         600,000              --
                                                               ------------    ------------    ------------
           Net cash used by investing activities                   (836,808)     (1,859,354)     (1,830,745)
                                                               ------------    ------------    ------------
Cash flows from financing activities:
    Borrowings under long-term debt and notes payable             2,500,000       7,000,000              --
    Repayments of long-term debt and notes payable                 (506,802)     (1,817,858)       (442,762)
    Proceeds from issuance of preferred stock                            --      11,338,000       8,584,000
    Commissions and other expenses related to
      preferred stock issuance                                           --         (14,336)       (458,686)
    Payment on redemption of preferred stock                             --         (37,400)             --
    Payment of preferred dividends                                       --      (2,971,976)             --
    Proceeds from exercise of stock options                           9,000              --              --
                                                               ------------    ------------    ------------
           Net cash provided by financing activities              2,002,198      13,496,430       7,682,552
                                                               ------------    ------------    ------------
Net increase (decrease) in cash                                  (2,507,438)      3,081,677        (981,858)
Cash and cash equivalents at:
    Beginning of period                                           3,727,682         646,005       1,627,863
                                                               ------------    ------------    ------------
    End of period                                              $  1,220,244    $  3,727,682    $    646,005
                                                               ============    ============    ============
Supplemental disclosures of cash flow
    information:
    Interest paid                                              $    747,452    $    337,745    $    281,905
                                                               ============    ============    ============
Supplemental schedule of noncash financing
    activities:
    Acquisition of equipment through capital lease             $     45,000    $         --    $    109,724
    Asset acquired through debt                                $     75,451    $         --    $         --
                                                               ============    ============    ============

               See accompanying notes to the financial statements

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    BUSINESS OF THE COMPANY

      Retractable Technologies, Inc. (the "Company") was incorporated in Texas on May 9, 1994, to design, develop, manufacture and market safety syringes and other safety medical products for the health care profession. The Company began to develop its manufacturing operations in 1995. The Company's manufacturing and administrative facilities are located in Little Elm, Texas. The Company's primary products are the VanishPoint(R) syringe in the 1cc, 3cc, 5cc and 10cc sizes and blood collection tube holders. The Company has conducted preliminary clinical evaluations and worked with national distributors to encourage healthcare facilities to transition from the use of standard syringes to the VanishPoint(R) syringe.

      Prior to the year 2000, the Company was considered a development stage enterprise for financial reporting purposes as significant efforts were devoted to raising capital, financial planning, research and development, acquiring equipment, training personnel, developing markets and starting up production. The Company completed its development stage activities in the second quarter of 2000.

      On May 4, 2000, the Company entered into a National Marketing and Distribution Agreement with Abbott Laboratories ("Abbott"), which provides that Abbott will purchase and market the Company's VanishPoint(R) automated retraction syringes and blood collection devices to its U.S. acute care hospital customers. The agreement is for a five year term.

2.    LIQUIDITY, CAPITAL RESOURCES AND MANAGEMENT'S PLANS

      The Company has been successful in completing five rounds of private equity financing totaling approximately $43 million over the last six years with its last round totaling approximately $11 million from January through June of 2000.

      In addition, the Company has been successful in raising funds through debt from private sources totaling approximately $7.5 million over the last two years. The most recent financing was a $2.5 million working capital loan obtained on November 12, 2001. (See Note 7).

      However, the environment facing the Company continued to be difficult in 2001. Noteworthy conditions are:

      . Although sales continued to increase, sales growth was at a slower pace than expected by the Company.

      . Because the Company's efforts to penetrate the market have been severely restricted, the Company filed a lawsuit in 2001 in the United States District Court for the Eastern District of Texas against B-D, Tyco International Ltd., and two group purchasing organizations, Premier and Novation. The suit alleges violation of state and federal antitrust laws, tortious interference, business disparagement, and common law conspiracy.

      . The Company has incurred substantial losses from operations in every fiscal year since inception. For the years ended December 31, 2001, 2000 and 1999, the Company incurred a loss from operations of approximately $6.7 million, $10.4 million and $8.2 million, respectively.

      . The Company had negative cash flows from operating activities of approximately $3.7 million, $8.6 million and $6.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      . As of December 31, 2001, and 2000, the Company had accumulated deficits of approximately $40.5 million and $33.3 million, respectively.

      . At December 31, 2001, the Company had negative working capital of approximately $2.5 million.

      . The Company was out of compliance with certain financial ratio requirements on outstanding indebtedness. (See Note 7).

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      . The Company offered 2,000,000 shares of common stock at $15 per share in an Initial Public Offering on May 4, 2001. On September 20, 2001, the Company filed a post effective amendment withdrawing from registration and terminating the offer of the 2,000,000 shares of common stock. (See Note 10) The stock has traded between $3.35 and $14.70 per share since listing on the AMEX and closed at $4.41 per share as of March 20, 2002.

      . Stockholders' Equity has decreased from $7,368,902 at December 31, 2000, to $162,622 at December 31, 2001. Subsequent to December 31, 2001, an officer of the Company forgave $1,000,000 in royalty fees payable. (See Note 6).

      In mid-2001, the Company reduced its workforce by approximately 14% in order to improve efficiency, streamline operations and reduce costs.

      As discussed in Note 1, the Company was considered a development stage enterprise for financial reporting purposes until May of the second quarter of 2000. Management expects to reach a break-even operating point during the year ending December 31, 2002. The Company has a high concentration of sales with one significant customer. The Company plans to raise equity capital in 2002. There are no assurances that such efforts to raise equity capital will be successful. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. In the event the Company cannot generate sufficient revenues or raise additional capital, management has committed to undertake actions to preserve liquidity including, but not limited to, eliminating research and development expenditures, deferral of royalty payments to a Company officer (Note 6) and salary reductions. The Company anticipates raising at least $300,000 in equity capital by the end of the second quarter of 2002. Additionally, in the event the Company is unsuccessful in raising this amount by the end of the second quarter, a Company officer has agreed to contribute sufficient capital to the Company to meet the $300,000 commitment.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      Property, plant and equipment

      Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity and interest cost associated with significant capital additions. For the years ended December 31, 2001, 2000, and 1999, the Company capitalized interest of approximately $153,000, $274,000 and $169,000, respectively. Gains or losses from property disposals are included in income.

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

      Intangible assets and deferred charges

      Intangible assets are stated at cost and consist primarily of patents, a license agreement granting exclusive rights to use patented technology, and trademarks which are amortized using the straight-line method over 17 years. Other intangible assets consist of deferred charges for loan origination fees, which are amortized to interest expense over the life of the debt.

      Financial instruments

      The fair market value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes that the fair value of financial instruments approximates their recorded values.

      Concentrations of credit risk

      The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Cash balances, some of which exceed the federally insured limits, are maintained in financial institutions; however, management believes the institutions are of high credit quality. The majority of accounts receivable are due from companies which are well-established entities. As a consequence, management considers any exposure from concentrations of credit risks to be limited. The Company has a high concentration of sales with one significant customer. For the year ended December 31, 2001, the aforementioned customer accounted for $8,371,868, or 52%, of net sales, and their accounts receivable balance at December 31, 2001, was $842,463.

      Revenue recognition

      Revenue is recognized for sales to distributors when title and risk of ownership passes to the distributor, generally upon shipment. Revenue is recorded on the basis of sales price to distributors. Revenues on sales to distributors are recorded net of contractual pricing allowances. Revenue for shipments directly to end-users is recognized when title and risk of ownership passes from the Company. Any product shipped or distributed for evaluation purposes is expensed.

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

      Income taxes

      The Company provides for deferred income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such basis differences reverse in future periods. Deferred tax assets are periodically reviewed for realizability. Valuation allowances are recorded when realizability of deferred tax assets is not likely.

      Earnings per share

      The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net earnings for the period (adjusted for any preferred dividend requirement for the period) by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding was 19,774,006, 14,716,190 and 14,000,000 for the
      periods ended December 31, 2001, 2000 and 1999, respectively. The Company's potentially dilutive common stock equivalents including warrants, options and convertible debt are all antidilutive as the Company is in a loss position. Accordingly, basic loss per share is equal to diluted loss per share and is presented on the same line for income statement presentation. Preferred dividend requirements of approximately $2,000,000, $3,700,000 and $3,000,000 have been added to net losses for the years ended December 31, 2001, 2000 and 1999, respectively, to arrive at net loss per share.

      Research and development costs

      Research and development costs are expensed as incurred.

      Stock-based compensation

      The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, the Company has elected not to adopt the fair value based method of accounting for stock-based employee compensation and will account for such arrangements under Accounting Principles Board Opinion No. 25. Accordingly, compensation cost for stock options issued to directors, officers and employees is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount the director, officer or employee must pay to acquire the stock. Employee expense is recognized ratably from the date of grant over the vesting period of the option. The Company accounts for stock options issued to non-employees in accordance with SFAS 123. Non-employee expense is recognized based upon the shorter of the contract period or vesting period, as applicable.

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Recent Pronouncements

      On July 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations ("FAS 141"), and Statement 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 primarily addresses the accounting for the cost of an acquired business. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. As the Company has not grown through acquisition and does not have a material amount of recorded intangibles, the new pronouncements are not expected to have a material effect on the Company. FAS 141 is effective for all business combinations after June 30, 2001. FAS 142 is effective for fiscal years beginning after December 15, 2001.

      On October 3, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). FAS 144 supercedes FAS 121 and provides guidance on the accounting for the impairment or disposal of long-lived assets. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. As the Company has no current plans for material disposal of assets and assets currently held are not impaired, the new pronouncement is not expected to have an effect on the Company.

4.    INVENTORIES

      Inventories consist of the following:

                                                            December 31,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------
      Raw materials                                  $ 1,307,983    $   752,660
      Work in process                                    137,930        528,137
      Finished goods                                   1,827,072        333,263
                                                     -----------    -----------
                                                       3,272,985      1,614,060
      Inventory reserve                                  (54,199)       (38,424)
                                                     -----------    -----------
                                                     $ 3,218,786    $ 1,575,636
                                                     ===========    ===========
5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                                              December 31,
                                                     --------------------------
                                                           2001        2000
                                                     -----------   ------------
      Land                                           $   261,893    $   261,893
      Building and building improvements               1,874,484      1,839,667
      Production equipment                            13,109,319      8,200,432
      Office furniture and equipment                     641,603        575,657
      Construction in progress                           263,033      4,292,994
      Automobiles                                         21,858         21,858
                                                     -----------   ------------
                                                      16,172,190     15,192,501
      Accumulated depreciation and amortization       (4,431,726)    (3,289,709)
                                                     -----------   ------------
                                                     $11,740,464    $11,902,792
                                                     ===========   ============

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Acquisition costs of production equipment financed through capital leases were $1,257,307 and $1,212,307 at December 31, 2001 and 2000,
      respectively. Accumulated amortization on these leases was $602,481 and $457,636 at December 31, 2001 and 2000, respectively.

      Depreciation expense and capital lease amortization expense for the years ended December 31, 2001, 2000 and 1999 was $1,142,017, $886,196 and
      $892,651, respectively.

6.    INTANGIBLE ASSETS AND DEFERRED CHARGES

      Intangible assets and deferred charges consist of the following:

                                                               December 31,
                                                       -------------------------
                                                            2001            2000
                                                       ----------     ----------
      License agreement                                $  500,000     $  500,000
      Trademarks and patents                              194,628        188,620
      Loan origination fees                               114,741         66,071
                                                       ----------     ----------
                                                          809,369        754,691
      Accumulated amortization                           (278,991)      (224,888
                                                       ----------     ----------
                                                       $  530,378     $  529,803
                                                       ==========     ==========

      In 1995, the Company entered into a license agreement with an officer of the Company for the exclusive right to manufacture, market and distribute products utilizing automated retraction technology. This technology is the subject of various patents and patent applications owned by an officer of the Company. The initial licensing fee of $500,000 is being amortized over 17 years. The license agreement also provides for quarterly payments of a 5% royalty fee to the officer on gross sales. The royalty fee expense is recognized in the period in which it is earned. Royalty fees of $1,179,657, $543,968 and $194,247 are included in cost of sales for the years ended December 31, 2001, 2000 and 1999, respectively.

      On January 18, 2002, the officer and his wife forgave $1,000,000 of the royalties payable under the agreement. The event will be accounted for in the first quarter ending March 31, 2002 as a capital contribution.

      Amortization expense for the years ended December 31, 2001, 2000 and 1999, was $54,103, $52,374 and $57,820, respectively.

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.    LONG-TERM DEBT
      Long-term debt consists of the following:

                                                                                            December 31,
                                                                                       ------------------------
                                                                                           2001         2000
                                                                                       -----------   ----------
Small Business Administration note payable to Texas Bank for a maximum of $1,000,000, all of which was drawn during 1997. Payable in monthly principal and interest installments of approximately $16,000.
Interest at prime plus 1.5%; 6.25% and 11.00% on December 31, 2001 and 2000;
adjustable quarterly. Matures on July 1, 2003. Collateralized by equipment.
Guaranteed by an officer.                                                              $   276,022   $  430,198

Note payable to 1st International Bank. Payable in monthly principal and interest installments of approximately $14,000 for five years, based on
20 year amortization schedule. Interest adjustable annually, prime plus 1%;
5.75% and 10.5% on December 31, 2001 and 2000. Collateralized by land and building, matures with balloon payment on February 18, 2005. Guaranteed by an officer. This note was purchased by Katie Petroleum, Inc. on November 12,
2001 and is convertible into common stock at $7 per share.                               1,452,888    1,479,706

Note payable to 1st International Bank. Interest only payments, matures
February 18, 2002. Interest at prime plus 1%; 5.75% and 10.5% on December 31,
2001 and 2000. Collateralized by accounts receivable. Guaranteed by an officer.
Subsequent to December 31, 2001, the agreement was renewed with a due
date of February 18, 2003 with an interest rate of prime plus 2%.                          500,000      500,000

Note payable to Abbott Laboratories. Interest accrues at prime plus 1%;
5.75% and 10.5% on December 31, 2001 and 2000. Interest only is payable quarterly beginning June 30, 2001. Loan matures on June 30, 2005. Convertible
into common stock at $10 per share.                                                      5,000,000    5,000,000

Note payable to Katie Petroleum, Inc. Interest accrues at prime plus 1%;
5.75% on December 31, 2001. Interest only is payable quarterly until
November 12, 2002. Thereafter in equal quarterly payments of principal and interest until maturity on November 12, 2006. Collateralized by certain manufacturing equipment. Guaranteed by an officer. Convertible into
common stock at $7 per share.                                                            2,500,000           --

Note payable to Legacy Bank of Texas. Payable in monthly installments of approximately $8,000 plus interest. Interest at prime plus 1%; 5.75% on December
31, 2001 and 10.5% in 2000; adjustable daily. Matures July 10, 2004.
Collateralized by certain machinery and equipment, a certificate of deposit of
$200,000 and restrictions on the transfer of certain patents. The certificate of deposit was applied against the principal balance in 2000. Covenants require the
Company to achieve defined debt coverage ratios or maintain a defined ratio of
total liabilities to total net worth. Guaranteed by an officer.                             62,024      163,452

Note payable to AFCO. Payable in monthly principal and interest installments
of approximately $8,600. Interest at 8.5%. Matures in August 2002.                          41,917           --

Capital lease obligations payable in monthly installments ranging from approximately $1,000 to $15,000 through June, 2006. Interest at rates from 9.93% to 14.87%. Collateralized by certain machinery and equipment.
Covenants require the Company to maintain a minimum tangible net worth and a specific ratio of total liabilities to tangible net worth. Guaranteed by
an officer.                                                                                432,604      578,450
                                                                                       -----------   ----------
                                                                                        10,265,455    8,151,806
Less:  current portion                                                                    (686,402)    (471,676)
                                                                                       -----------   ----------
                                                                                       $ 9,579,053   $7,680,130
                                                                                       ===========   ==========

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      The aggregate maturities of long-term debt as of December 31, 2001 are as follows:

      2002                                                          $   686,402
      2003                                                            1,230,194
      2004                                                              671,221
      2005                                                            6,989,612
      2006                                                              688,026
      Thereafter                                                             --
                                                                    -----------
      Total                                                         $10,265,455
                                                                    ===========

      At December 31, 2001, the Company was in violation of certain financial covenants with Legacy Bank of Texas and Fleet Capital (Fleet violations related to capital leases). The Company has reclassified the remaining long-term obligation on the Fleet Capital and Legacy Bank loans of $162,400 from long-term debt to current maturities of long-term debt.

      At December 31, 2001, the Company has classified the note payable to Abbott as long-term debt based on the stated maturity date of the debt, as well as the Company's interpretation of certain unclear language in the Credit Agreement. The Company, their counsel, and Abbott are presently in discussions to clarify this certain language.

      In November 2001, in order to raise working capital and build a warehouse, the Company entered into a Loan Agreement with Katie Petroleum, Inc. whereby the Company obtained two loans for $2,500,000 and $1,000,000, respectively. The $2,500,000 loan matures on November 12, 2006, and the principal and interest on the $1,000,000 loan is due and payable on November 12, 2002. The interest rate for both loans is prime plus 1%. The Company has not yet borrowed on the $1,000,000 loan. Additionally, Katie Petroleum purchased the real estate loan from 1st International Bank. Upon completion of the warehouse and assuming no defaults, the $1 million loan will be consolidated with the real estate loan purchased from 1st International Bank into a twenty year mortgage with principal and interest payments to be determined at the time of consolidation. The loans are guaranteed by an officer of the Company. Pursuant to the Loan Agreement, the lender has the right to convert all indebtedness into common stock at $7 per share.

8.    COMMITMENTS AND CONTINGENCIES

      The Company is involved in various legal proceedings which have arisen in the ordinary course of business. Management believes that any liabilities arising from these claims and contingencies would not have a material adverse effect on the Company's annual results of operations or financial condition.

9.    INCOME TAXES

      The Company did not provide any current or deferred income tax provision or benefit for any of the periods presented because it has experienced net operating losses since its inception. At December 31, 2001, the Company had available federal and state net operating loss carryforwards of approximately $39.7 million and $36.6 million, respectively. The federal and state net operating loss carryforwards begin to expire in the years 2010 and 2001, respectively.

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                             December 31,
                                                    -----------    ------------
                                                        2001           2000
                                                    -----------    ------------
      Deferred tax assets:
        Net operating loss carryforwards            $15,055,158    $ 12,556,187
        Non-employee option expense                     309,616         307,826
        Inventory                                       147,838          72,623
        Intangible assets                                 6,969          19,943
        Accrued expenses and reserves                 1,076,092         605,166
                                                    -----------    ------------
          Total deferred tax assets                  16,595,673      13,561,745

      Deferred tax liabilities:
        Property and equipment                       (1,419,301)     (1,220,683)
                                                    -----------    ------------

      Valuation allowance                           (15,176,372)    (12,341,062)
                                                    -----------    ------------
          Net deferred tax assets                   $        --    $         --
                                                    ===========    ============

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

      A reconciliation of income taxes based on the federal statutory rate and the provision for income taxes, had one been provided, is summarized as follows:

                                                                    December 31,
                                                          -------------------------------
                                                            2001        2000        1999
                                                          -------     -------     -------
      Income tax (benefit) at the federal statutory rate    (35.0)%     (35.0)%     (35.0)%
      State tax (benefit), net of federal (benefit)          (2.8)       (2.9)       (2.7)
      Increase in valuation allowance                        39.1        38.9        35.6
      Permanent differences                                   0.2         0.1         0.6
      Other                                                  (1.5)       (1.1)        1.5
                                                          -------     -------     -------
      Effective tax (benefit) rate                             --          --          --
                                                          =======     =======     =======

      10. STOCKHOLDERS' EQUITY

      Preferred stock

      The Company has two classes of preferred stock, Class A and Class B. The Class B Preferred Stock has four series: Series I, Series II, Series III, and Series IV.

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

      In October 2000, the Company issued an Important Notice of Registration of Public Sale of Common Stock to all holders of the preferred stock in accordance with the requirements of each of the certificates of designation. A follow up notice entitled Extension of Deadline for Response to Important Notice of Public Sale of Common Stock of Retractable Technologies, Inc. was sent in November 2000. Pursuant to the rights set forth in the various certificates of designation, the preferred stockholders had the right to give notice of their desire to have the shares of common stock (attained through conversion of their preferred stock) participate in the registration. Pursuant to these rights, 128 Class A shareholders, 152 Series I shareholders, 119 Series II shareholders, 236 Series III shareholders, and 21 Series IV shareholders converted their preferred shares into shares of common stock on a one for one basis. The Class A shareholders originally purchased their preferred stock for $1 per share. The Series I, II, III and IV shareholders originally purchased their shares for $5, $10, $10 and $10 per share, respectively. In exchange for each share of the preferred stock, the shareholders were entitled to one share of common stock plus all dividends accrued through the dates of conversion, which amounts to an aggregate amount of $4,518,335. These accrued dividends will be paid if and when declared by the board of directors. An aggregate of 4,846,350 shares of common stock were issued as a result of converting preferred shareholders.

      Class A

      The Company authorized 5,000,000 shares of $1 par value Class A Convertible Preferred Stock ("Class A Stock") in April 1995. There were 1,101,500 and 1,826,500 shares outstanding at December 31, 2001 and 2000, respectively. Holders of Class A Stock are entitled to receive a cumulative annual cash dividend of $.12 per share, payable quarterly if declared by the board of directors. Holders of Class A Stock generally have no voting rights until dividends are in arrears and unpaid for twelve consecutive quarters. In such case, the holders of Class A Stock have the right to elect one-third of the board of directors of the Company. At December 31, 2001 and 2000, approximately $275,000 and $95,000, respectively, of dividends which have not been declared were in arrears.

      Class A Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $1.70 per share, plus all accrued and unpaid dividends. Each share of Class A Stock may be converted to one share of common stock after three years from the date of issuance at the option of the shareholder. Pursuant to these terms, a total of 725,000 shares of Class A Stock were converted into common stock in 2001. In the event of voluntary or involuntary dissolution, liquidation or winding up of the Company, holders of Class A Stock then outstanding are entitled to $1.50 per share plus all accrued and unpaid dividends, prior to any distributions to holders of Class B preferred stock or of common stock.

      Class B

      The Company has authorized 5,000,000 shares of $1 par value Convertible Preferred Stock which have been allocated among Series I, II, III and IV in the amounts of 1,000,000, 1,000,000, 1,160,445 and 1,300,000 shares, respectively. The remaining 539,555 authorized shares have not been assigned a series.

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Series I Class B

      There were 1,000,000 shares of $1 par value Series I Class B Convertible Preferred Stock ("Series I Class B Stock") issued and 261,900 and 366,400 shares outstanding at December 31, 2001 and 2000, respectively. Holders of Series I Class B Stock are entitled to receive a cumulative annual dividend of $.50 per share, payable quarterly if declared by the board of directors. At December 31, 2001 and 2000 approximately $2,305,000 and $2,152,000, respectively, of dividends which have not been declared were in arrears.

      Series I Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $7.50 per share, plus all accrued and unpaid dividends. Each share of Series I Class B Stock may, at the option of the stockholder, be converted to one share of common stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933. Pursuant to these terms, a total of 104,500 shares of Series I Class B Stock were converted into common stock in 2001. In the event of voluntary or involuntary dissolution, liquidation or winding up of the Company, holders of Series I Class B Stock then outstanding are entitled to $6.25 per share, plus all accrued and unpaid dividends, after distribution obligations to Class A Stock have been satisfied and prior to any distributions to holders of Series II Class B Convertible Preferred Stock ("Series II Class B Stock"), Series III Class B Convertible Preferred Stock ("Series III Class B Stock"), Series IV Class B Convertible Preferred Stock ("Series IV Class B Stock") or common stock.

      Series II Class B

      There were 1,000,000 shares of $1 par value Series II Class B Stock issued and 431,000 and 489,250 shares outstanding at December 31, 2001 and 2000, respectively. Holders of Series II Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the board of directors. Holders of Series II Class B Stock generally have no voting rights until dividends are in arrears and unpaid for twelve consecutive quarters. In such case, the holders of Series II Class B Stock have the right to elect one-third of the board of directors of the Company. As of December 31, 2000, dividends were in arrears for twelve consecutive quarters. Accordingly, the Series II shareholders had the right to enforce the aforementioned voting rights at meetings held during the year ended December 31, 2001. However, a quorum was never reached at these meetings. On February 27, 2002, a quorum was reached and three new board members were elected. At December 31, 2001 and 2000, approximately $3,632,000 and $3,166,000, respectively, of dividends which have not been declared were in arrears.

      Series II Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $15.00 per share plus all accrued and unpaid dividends. Each share of Series II Class B Stock may, at the option of the stockholder, be converted to one share of common stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933. Pursuant to these terms, a total of 58,250 shares of Series II Class B Stock were converted into common stock in 2001. In the event of voluntary or involuntary dissolution, liquidation or winding up of the Company, holders of Series II Class B Stock then outstanding are entitled to $12.50 per share, plus all accrued and unpaid dividends, after distribution obligations to holders of Class A Stock and Series I Class B Stock have been satisfied and prior to any distributions to holders of Series III Class B Stock, Series IV Class B Stock or common stock.

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Series III Class B

      There were 1,160,445 shares of $1 par value Series III Class B Stock issued and 158,245 shares outstanding at December 31, 2001 and 2000. Holders of Series III Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the board of directors. At December 31, 2001 and 2000, approximately $2,138,000 and $1,979,000, respectively, of dividends which have not been declared were in arrears.

      Series III Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $15.00 per share, plus all accrued and unpaid dividends. Each share of Series III Class B Stock may, at the option of the stockholder, be converted to one share of common stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933. In the event of voluntary or involuntary dissolution, liquidation or winding up of the Company, holders of Series III Class B Stock then outstanding are entitled to $12.50 per share, plus all accrued and unpaid dividends, after distribution obligations to Class A Stock, Series I Class B Stock and Series II Class B Stock have been satisfied and prior to any distributions to holders of Series IV Class B Stock or common stock.

      Series IV Class B

      On January 11, 2000, the Company issued a Private Placement Memorandum offering up to 1,300,000 shares of its $1 par value Series IV Class B Stock at $10 per share. There were 1,133,800 shares issued and 1,066,000 shares outstanding at December 31, 2001 and 2000.

      Series IV Class B Stock ranks senior to the Company's common stock with respect to dividends and upon liquidation, dissolution or winding up, but secondary to the Company's Class A Stock; and Series I Class B, Series II Class B and Series III Class B Stock. Holders of Series IV Class B Stock will be entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly, if declared by the board of directors. Holders of Series IV Class B Stock generally have no voting rights. At December 31, 2001 and 2000, approximately $1,800,000 and $734,000, respectively of dividends which have not been declared were in arrears.

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

      Common stock

      The Company is authorized to issue 100,000,000 shares of no par value common stock, of which 20,262,600 and 19,365,850 shares are issued and outstanding at December 31, 2001 and 2000, respectively.

      On May 4, 2001, the Company began trading on the American Stock Exchange under the symbol "RVP". The Company offered 2,000,000 shares of common stock for sale and selling shareholders offered 5,293,350 shares.

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      On September 20, 2001, the Company filed a post-effective amendment to its May 3, 2001 registration statement withdrawing from registration and terminating the offer of 2,000,000 shares of common stock the Company intended to sell in its initial public offering. The post-effective amendment did not affect the registration or offering of the remaining 5,293,350 shares of common stock offered by the Company's selling shareholders which terminated on November 3, 2001. Accordingly, the Company expensed deferred costs of approximately $540,000 related to the public offering during the third quarter of 2001.

11.   RELATED PARTY TRANSACTIONS

      The Company has a lease with Mill Street Enterprises ("Mill Street"), a sole proprietorship owned by a former Board member, for sales and marketing offices in Lewisville, Texas. During the years ended December 31, 2001, 2000 and 1999, the Company paid $34,800, $33,400 and $22,800, respectively, under this lease.

      During the years ended December 31, 2001, 2000 and 1999, the Company paid $12,070, $14,006 and $23,381, respectively, to family members of its chief executive officer for various consulting services. During the years ended December 31, 2001, 2000 and 1999, the Company paid $0, $129,817 and $96,372, respectively, to a former director for various consulting services.

      On June 1, 2000, the Company entered into a consulting agreement with Lillian E. Salerno d/b/a MediTrade International, a sole proprietorship. Lillian Salerno is a former Director of the Company. The contract was amended on August 23, 2000 and expired on May 31, 2001. The contract is now on a month-to-month basis. MediTrade has agreed to establish contacts with major European entities to develop marketing and distribution channels as well as licensing agreements. Ms. Salerno will be paid $16,667 per month and reimbursed for business expenses incurred on behalf of the Company, not to exceed $5,000 per month without prior approval for the term of the contract. During the year ended December 31, 2001 and 2000, the Company paid $304,812 and $183,226, respectively, under this agreement.

      The Company entered into a Consulting Agreement on March 15, 2000, with International Export and Consulting where International Export and Consulting agreed to advise the Company with respect to selection of an international distribution network, potential strategic partners, and future licensing for VanishPoint(R) technology in the Middle East. In exchange, the Company agreed to pay a consulting fee in the amount of $2,000 a month for ten months as well as issue nonqualified stock options for 61,000 shares of common stock at an exercise price of $10 per share. The Company expensed approximately $115,000 related to the options issued. Marwan Saker, a principal in International Export and Consulting, is a director of the Company. During the year ended December 31, 2001 and 2000, the Company paid $2,000 and $18,000, respectively, under this agreement.

      The Company has a license agreement with an officer of the Company. See
      Note 6.

12.   STOCK OPTIONS AND WARRANTS

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

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      The Company also has shares outstanding under the 1996 Incentive Stock Option Plan and the 1996 Stock Option Plan for Directors and Other Individuals. All plans are administered and exercise prices at which options are granted are determined by a committee appointed by the board of directors. Shares exercised come from the Company's authorized but unissued common stock. The options vest over periods up to three years from the date of grant and generally expire ten years after the date of grant. All unvested options issued under the plans expire three months after termination of employment or service to the Company.

      Director, officer and employee options

      Pro forma information regarding net income is required by SFAS 123. This information has been derived as if the Company had accounted for its directors, officers and employee stock options under the fair value method in accordance with SFAS 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in 2000 and 1999: no dividend yield; expected volatility of 0%; risk-free interest rates of 5.9% and 5.9%, respectively; and expected lives of 5.8 years and 5.3 years, respectively. There were no director, officer or employee options granted in 2001. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting periods. The Company's pro forma information follows:

                                                          Years Ended December 31,
                          -----------------------------------------------------------------------------------------
                                      2001                          2000                           1999
                          ---------------------------   -----------------------------   ---------------------------
                               As                             As                             As
                            Reported       Pro Forma       Reported       Pro Forma       Reported       Pro Forma
                          ------------   ------------   -------------   -------------   ------------   ------------
      Net loss            $(7,215,280)   $(7,420,972)   $(10,444,609)   $(10,515,168)   $(8,233,508)   $(8,341,433)
      Net loss per share  $      (.47)   $      (.48)   $       (.96)   $       (.97)   $      (.80)   $      (.81)

      The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts as FAS 123 does not consider additional awards anticipated in the future.

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      A summary of director, officer and employee options granted and outstanding under the Plans is presented below:

                                                                         Years Ended December 31,
                                          --------------------------------------------------------------------------------
                                                    2001                        2000                       1999
                                          ------------------------     -----------------------     -----------------------
                                                          Weighted                    Weighted                    Weighted
                                                          Average                     Average                     Average
                                                          Exercise                    Exercise                    Exercise
                                             Shares        Price        Shares         Price         Shares        Price
                                          ----------    ----------     ---------    ----------      --------    ----------
Outstanding at beginning of period         1,390,705    $     8.91       996,605    $     8.38       566,855    $     6.01
    Granted at prices in excess of
      fair market value                           --            --       460,575         10.00       715,950         10.00
    Granted at prices below
      fair market value                           --            --            --            --         8,500          4.53
    Exercised                                 (2,500)        (1.00)           --            --            --            --
    Forfeited                               (196,925)        (9.05)      (66,475)        (8.57)     (294,700)        (7.63)
                                          ----------    ----------     ---------    ----------      --------    ----------
Outstanding at end of period               1,191,280    $     8.90     1,390,705    $     8.91       996,605    $     8.38
                                          ==========    ==========     =========    ==========      ========    ==========

Exercisable at end of period                 650,780    $     7.99       295,655    $     4.87       117,105    $     3.41

Weighted average fair value
    of options granted during period              --    $       --            --    $     1.55            --    $      .04

      The following table summarizes information about director, officer and employee options outstanding under the aforementioned plans at December 31, 2001:

                                               Weighted
                                               Average
                                              Remaining
   Exercise               Shares             Contractual              Shares
    Prices             Outstanding               Life              Exercisable
----------------     -----------------     ---------------       ---------------

  $   1.00                60,280                 4.32                60,280
  $   5.00               152,800                 5.32               152,800
  $  10.00               978,200                 7.91               437,700

      Compensation expense was recognized for the year ended December 31, 1999 in connection with options which were granted with exercise prices less than the fair market value of the common stock of the Company on the date of grant as determined by the board of directors. There were no options granted in 2000 with exercise prices less than the fair market value at the date of grant.

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Non-employee options

      Options were granted to non-employees during the years ended December 31 as follows:

                                                                  Years Ended December 31,
                                           --------------------------------------------------------------------
                                                   2001                     2000                   1999
                                           --------------------    --------------------     -------------------
                                                       Weighted                Weighted                Weighted
                                                       Average                 Average                 Average
                                                       Exercise                Exercise                Exercise
                                            Shares      Price       Shares      Price        Shares     Price
                                           --------    --------    --------    --------     -------    --------
Outstanding at beginning of period          381,200    $   8.80     185,500    $   7.54     152,500    $   6.91
    Granted                                   3,500       10.00     203,200       10.00      75,000       10.00
    Exercised                                (6,500)      (1.00)         --          --          --          --
    Forfeited                                    --          --      (7,500)     (10.00)    (42,000)      (9.05)
                                           --------    --------    --------    --------     -------    --------
Outstanding at end of period                378,200    $   8.95     381,200    $   8.80     185,500    $   7.54
                                           ========    ========    ========    ========     =======    ========
Exercisable at end of period                234,700    $   8.31      74,000    $   3.84      34,000    $   1.00

Weighted average fair value
    of options granted during period             --    $    .89          --    $   3.19          --    $   1.79

      Included in the outstanding options at December 31, 2001 are 15,000 options that were granted to a non-employee for prior services performed. This individual became an employee of the Company during 2001.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999: no dividend yield; expected volatility of 30%; risk-free interest rates of 4.4%, 5.9%, and 5.9%, respectively; and expected lives of 2 years, 10 years and 5.3 years, respectively. The expense related to these grants is reflected in periods up to three years, in which services must be completed, for these options to become exercisable.

      The following table summarizes information about non-employee options outstanding under the aforementioned plan at December 31, 2001:

                                                Weighted
                                                 Average
                                                Remaining
         Exercise            Shares            Contractual           Shares
          Prices           Outstanding            Life             Exercisable
      --------------    -----------------    ---------------    ----------------
        $    1.00            27,500               4.31               27,500
        $    5.00            30,000               5.36               30,000
        $   10.00           320,700               7.72              177,200

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      Warrants

      The Company has issued 75,000 warrants in connection with the placement of the Series II Class B Stock sales. Ten warrants entitle the holder to purchase one share of Series IV Class B Stock at an exercise price of $1.00 per warrant. These warrants expired on March 15, 2002.

      In 2000, the Company issued 225 warrants to certain brokers for sales of Series IV Class B Stock. One warrant entitles the holder to purchase one share of Series IV Class B Stock at an exercise price of $10.00 per warrant. As of December 31, 2001, 225 warrants were outstanding, which expire on July 1, 2002.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The following table sets forth information concerning our Directors, executive officers, and certain of our significant employees as of the date of this Report. Our Board of Directors consists of a total of nine members, four members of which are generally Class 1 Directors and five of which are generally Class 2 Directors which serve for two-year terms. Because of dividend default rights, Series II Class B Shareholders have the right to fill one-third of the Board seats. Accordingly, the Board currently consists of five Class 2 directors elected in 2000 serving until the 2002 annual meeting, three Series II directors elected February 27, 2002, serving until the 2002 annual meeting and one Class 1 director elected in 2001 serving until the 2003 annual meeting.

                                                                                                    Term as
Name                     Age    Position                                                         Director Expires
----                     ---    --------                                                         ----------------

EXECUTIVES
Thomas J. Shaw           51     Chairman, President, Chief Executive Officer, and Class 2 Director      2002
Steven R. Wisner         44     Executive Vice President, Engineering & Production and Class 2
                                Director                                                                2002
Lawrence G. Salerno      42     Director of Operations                                                  N/A
James A. Hoover          54     Production Manager                                                      N/A
Russell B. Kuhlman       48     Vice President, New Markets and Class 1 Director                        2003
Kathryn M. Duesman       39     Director of Clinical Services                                           N/A
Douglas W. Cowan         58     Chief Financial Officer, Treasurer, and Class 2 Director                2002
Michele M. Larios        35     Director of Legal and Legislative Policy and Secretary                  N/A

OUTSIDE DIRECTORS
Kenneth W. Biermacher    48     Series II Director                                                      2002
Timothy G. Greene        62     Series II Director                                                      2002
G. Michael Gruber        46     Series II Director                                                      2002
Clarence Zierhut         73     Class 2 Director                                                        2002
Marwan Saker             46     Class 2 Director                                                        2002

SIGNIFICANT EMPLOYEES
Phillip L. Zweig         55     Communications Director                                                 N/A
Judy Ni Zhu              43     Research and Development Manager                                        N/A
Weldon G. Evans          60     Manager of Manufacturing Engineering                                    N/A
Roni Diaz                31     Manager of Regulatory Affairs                                           N/A
Timothy E. Poquette      47     Quality Assurance Manager                                               N/A
-----------------------------------------------------------------------------------------------------------------

EXECUTIVES

      Thomas J. Shaw, the Founder of the Company, has served as Chairman of the Board, President, Chief Executive Officer, and Director since the Company's inception. In addition to his duties overseeing the management of the Company, he continues to lead our design team in product development of other medical safety devices that utilize his unique patented friction ring technology. Mr. Shaw has over 20 years of experience in industrial product design and has developed several solutions to complicated mechanical engineering challenges. He has been granted multiple patents and has additional patents pending. Mr. Shaw received a Bachelor of Science in Civil Engineering from the University of Arizona and a Master of Science in Accounting from the University of North Texas.

      Steven R. Wisner joined us in October 1999 as Executive Vice President, Engineering and Production and Director. Mr. Wisner's responsibilities include the management of engineering, production, regulatory affairs, quality assurance, and human resources. Mr. Wisner has over 23 years of experience in product design and development. Before joining us, Mr. Wisner was the Director of Operations for Flextronics International in Richardson, Texas, an electronic manufacturing services company, from May 1998 to October 1999, where he had complete responsibility for taking product ideas from the concept stage through full design and into the manufacturing process. Mr. Wisner worked as Design Services Manager at Altatron Technologies, an electronic manufacturing service company, from August 1997 to May 1998, and as Director of Engineering with Responsive Terminal Systems, a medical reporting device manufacturing company, from 1984 to 1997. While working at Texas Instruments, a leading electronics manufacturing company, from 1982 to 1984, Mr. Wisner was the team leader of a product development that successfully integrated several thousand personal computers into the worldwide Texas Instruments data network. As a project leader with Mostek Corporation, a semiconductor manufacturing company, from 1980 to 1982, he oversaw the development of automated manufacturing control systems for semiconductor assembly. Mr. Wisner began his engineering career with Rockwell-Collins, an avionics division of Rockwell International, in 1977, where he was involved in the design of flight navigation equipment, including the first GPS (Global Positioning System). Mr. Wisner holds a Bachelor of Science in Computer Engineering from Iowa State University.

      Lawrence G. Salerno has served as Director of Operations for us since 1995 and is responsible for the manufacture of all VanishPoint(R) products, as well as all product development and process development projects. Mr. Salerno is our Management Representative, assuring that the Quality Systems are established and implemented according to ISO 9001, MDD, and FDA mandated standards. In addition, he supervised all aspects of the construction of our new facilities in Little Elm, Texas. Prior to joining us, Mr. Salerno worked for Checkmate Engineering, an engineering firm, from 1991 to 1995 and was responsible for engineering site design and supervision of structural engineering products. Mr. Salerno is the brother of Lillian E. Salerno, a former Director and current consultant to RTI and a cousin of G. Michael Gruber, a Series II Director.

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

      Kathryn M. Duesman, RN, joined us in 1996 as the Director of Clinical Services and provides clinical expertise on existing VanishPoint(R)products as well as those in development. She has assisted in the development of training and marketing materials. Ms. Duesman has also contributed to the design of two new products. Ms. Duesman is well recognized as one of the key authorities on the prevention of needlestick injuries and has spoken and been published on this issue. In 1996, Ms. Duesman served as a Registered Nurse ("RN") at Denton Community Hospital. From 1995 to part of 1996, Ms. Duesman served as a RN at Pilot Point Home Health, an agency for home healthcare. From 1992 to 1995, Ms. Duesman served as a RN for Denton Community Hospital. Ms. Duesman is a 1985 graduate of Texas Woman's University with a Bachelor of Science in Nursing.

      Douglas W. Cowan is our Chief Financial Officer, Treasurer, and Director. He is responsible for the financial, accounting, and forecasting functions of the Company. Prior to joining us in 1999, Mr. Cowan served as a consultant to other companies and us from 1996 to 1999 on various accounting and other business matters. Before becoming a consultant, he served as the Chief Financial Officer of Wedge-Dialog Company, an oil field services company, from 1995 to 1996. In addition, Mr. Cowan served in various capacities, including Vice President and Controller at El Paso Natural Gas Company, an interstate pipeline company. After leaving El Paso Natural Gas, Mr. Cowan formed a public accounting practice that provided tax and accounting services, as well as litigation support. Mr. Cowan has a Bachelor of Business Administration from Texas Technological College. He is a CPA licensed in Texas.

      Michele M. Larios joined us in February 1998 as an attorney and now serves as the Director of Legal and Legislative Policy and as Secretary of the Company. Ms. Larios is responsible for the legal and legislative functions of the Company. In addition to working on legal matters and with outside counsel, Ms. Larios works with legislators on pertinent issues and relevant legislation. Prior to joining us, Ms. Larios served as the Legal Analyst for Applied Risk Management Inc., a third party claims administration company, from 1995 through 1997. Ms. Larios received a Bachelor of Arts in Political Science from Saint Mary's College in Moraga, California, and a Juris Doctorate from Pepperdine University School of Law in Malibu, California.

OUTSIDE DIRECTORS

      Kenneth W. Biermacher, Esq. has served as a shareholder, director, and Vice President of Kane, Russell, Coleman & Logan, a Dallas based law firm, since February 1993. Mr. Biermacher received a Bachelor of Science, summa cum laude in 1976 from the University of New Haven and a Juris Doctorate, with honors, in 1979 from Drake University.

      Timothy G. Greene, Esq. has served as co-founder and principal of Stuart Mill Capital, Inc., an investment company in McLean, Virginia, since 1997. Mr. Greene is responsible for reviewing investment opportunities on a continuing basis principally in the financial services sector. From 1999 to September 2001, Mr. Greene served as Vice President and General Counsel for Sato Travel Holding Co. Inc. in Virginia where, in addition to serving as a member of the executive team, he supervised the Legal and Corporate Secretary, Administration, Human Resources, and Internal Audit. Mr. Greene also served on their Board of Directors. From 1990 to 1997, Mr. Greene served as Executive Vice President and General Counsel to Sallie Mae-Student Loan Marketing Association. Mr. Greene received his Bachelor of Science in Economics (cum laude) from the University of Idaho in 1961 and his LLB from George Washington University Law School in 1965. Mr. Greene was a Ford Foundation Fellow at Brown University Graduate School from 1961 to 1962.

      G. Michael Gruber, Esq. serves as the President and Chief Operating Officer in the Business Litigation Section of Godwin Gruber, a Dallas based law firm. Mr. Gruber received his Bachelor of Science in 1978 from Southern Methodist University and his Juris Doctorate in 1980 from Southern Methodist University. Mr. Gruber is a cousin of Lillian E. Salerno, a consultant to RTI and former Director, and Lawrence G. Salerno.

      Clarence Zierhut has served on our Board of Directors since April 1996. Since 1955, Mr. Zierhut has operated an industrial design firm, Zierhut Design now Origin Design, that develops new products from concept through final prototypes. During his professional career, Mr. Zierhut has created over 3,000 product designs for more than 350 companies worldwide, in virtually every field of manufacturing, and has won many international awards for design excellence. His clients have included Johnson & Johnson, Abbott Laboratories, Gould, and McDonnell Douglas. He received a Bachelor of Arts from Art Center College of Design in Los Angeles, California.

      Marwan Saker joined our Board of Directors in June 2000. Since 1983, Mr. Saker has served as Chief Executive Officer of Sovana, Inc., an export management company. As a representative for United States companies seeking distribution, licensing, and franchising in the Middle East, Europe, and North Africa. Mr. Saker was instrumental in developing successful partnerships in more than 15 countries. He offices in Dallas, Texas.

SIGNIFICANT EMPLOYEES

      Phillip L. Zweig joined us in December 1999 as Communications Director. Mr. Zweig is a prize winning financial journalist who has worked as a staff reporter at The American Banker, The Wall Street Journal, and Bloomberg Business News and other media organizations. From 1993 to 1998, he served as Corporate Finance Editor at Business Week where he wrote a major article on the Company. Before joining us, he worked as a freelance financial writer and editorial consultant. His clients included Andersen Consulting and Boston Consulting Group. Mr. Zweig received a Bachelor of Arts in Behavioral Psychology from Hamilton College and a Master of Business Administration from the Baruch College Graduate School of Business.

      Judy Ni Zhu joined us in 1995 and is our Research and Development Manager. Her primary focus is on new product development and improvement of current products. Prior to joining us, Ms. Zhu worked with Checkmate Engineering, an engineering firm, as a design engineer on the original 3cc syringe and other SBIR grant projects. Ms. Zhu received her Bachelor of Science from Northwest Polytechnic University in Xian, China, and her Master of Engineering from University of Texas at Arlington. Ms. Zhu has assisted in design modifications for the 3cc syringe, which have maximized both product reliability and production efficiency. She also designed and developed a manual needle assembly machine and an automatic lubricating and capping system for the 3cc syringe and developed and assisted in the design of automated blood collection tube holder assembly equipment. Ms. Zhu has collaborated with Ms. Duesman and Mr. Shaw in the filing of several patent applications. Prior to joining Checkmate Engineering in 1991, Ms. Zhu worked for Shenyang Airplane Corporation, an airplane design company, in Shenyang, China, where she was responsible for airplane control system design and its stress computation and analysis. Ms. Zhu also worked for Mactronix, Inc., an assembly equipment manufacturing semiconductor company, in Dallas, Texas, where she was responsible for the design, modification, and production drawing of an automatic wafer transfer system.

      Weldon G. Evans joined us in October 2000 as Manager of Manufacturing Engineering. His responsibilities include the support of new product development and current production, as well as the creation of new and improved manufacturing processes. Prior to joining us, he served as a senior project engineer with B-D, a medical technology company, since 1974. He received a Bachelor of Science degree in Mechanical Engineering and a Master of Science degree in Engineering Administration from Southern Methodist University. Mr. Evans is a member of Pi Tau Sigma National Honorary Mechanical Engineering Society and the American Society of Mechanical Engineering.

      Roni Diaz joined us in March 2001 as Manager of Regulatory Affairs. Her responsibilities include development and implementation of company regulatory and quality policies, communication with FDA, European and other medical regulatory authorities, implementation of ISO 9001 and other necessary quality system certifications, obtaining CE mark approvals, generating and maintaining technical files, routine regulatory reports, and regulatory licensures applications and renewals. Prior to joining RTI, Ms. Diaz served as a Regulatory/Clinical Project Manager for MedTrials, a medical device and pharmaceutical consulting firm. From 1996-1999, she worked for Arthrocare, a medical device manufacturer, as a regulatory/clinical affairs associate. She received a Bachelor of Science degree in Health Sciences from San

Jose State University. Ms. Diaz is a member of the Regulatory Affairs Professional Society and holds a Regulatory Affairs Certification.

      Timothy E. Poquette joined us in May 2000 as Quality Engineer. In this capacity, his responsibilities included development and improvement of our statistical sampling programs; failure investigations and risk assessment; and test method validation. In July 2001, Mr. Poquette assumed the responsibilities of Quality Assurance ("QA") Manager, and is now responsible for the Quality Engineering and QA Inspection functions. Mr. Poquette holds an AS in Chemical Technologies from Hartford State Technical College (now Central Connecticut Community College), and was certified as a Quality Engineer by the American Society for Quality in 1986. His professional experience includes over 20 years of employment in the specialty chemical and pharmaceutical industries. From October 1993 to February 2000, he served as supervisor of the QA Chemistry and Microbiology laboratories for the Oral Pharmaceuticals division of Colgate Palmolive, a manufacturer of dental pharmaceutical products. He was responsible for supervising analytical chemistry and microbiology testing activities.

BOARD OF DIRECTORS; COMMITTEES

      The Board of Directors has the responsibility for establishing corporate policies and for the overall performance of the Company, although it is not involved in day-to-day operations. The Board of Directors meets regularly throughout the year to review significant developments affecting the Company and to act upon matters requiring its approval. It also holds special meetings as required from time to time when important matters arise requiring Board action between scheduled meetings. During the last fiscal year, the Board of Directors met five times. None of the incumbent Directors attended fewer than 75 percent of the aggregate meetings of the Board of Directors or Committees served thereon. The Board of Directors has established standing Executive, Audit, and Compensation and Benefits Committees to devote attention to specific subjects and to assist it in the discharge of its responsibilities. A description of the committees and their functions, their current members, and the number of meetings held by them during the last fiscal year are described below.

      The Executive Committee established on August 14, 2000, currently consists of Thomas J. Shaw and Steven R. Wisner. The Executive Committee possesses and may exercise all the powers and authority of the Board of Directors in the control and management of the business and affairs of the Company during intervals between regular meetings of the Board of Directors. These powers are limited as follows: the committee cannot fill any of its vacancies and the committee does not have the power to declare dividends, amend bylaws, elect or remove any Officer or Director, submit to shareholders actions that require approval of shareholders, amend any resolution of the Board of Directors, act on matters assigned to other committees, create or fill any vacancies on the Board of Directors, authorize distributions, or issue shares. The Executive Committee did not meet during the last fiscal year.

      The Audit Committee currently consists of Clarence Zierhut and Marwan Saker. The Audit Committee assists the Board of Directors in monitoring the integrity of the financial statements, our compliance with securities regulations, and the independence and performance of our auditors. The Audit Committee's first meeting was held November 6, 2000, and they met a total of five times in 2001. The Company has adopted an Audit Committee charter. All existing members of the Audit Committee are independent as defined by Section 121(A) of the AMEX's listing standards. The Audit Committee has reviewed and discussed the audited financial statements with management. The Audit Committee has discussed with PricewaterhouseCoopers LLP the matters required to be discussed by SAS 61, as may be modified or supplemented. The Audit Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and has discussed with the independent accountants the independent accountants' independence. Based on the reviews and discussions with the Company's independent accountants, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001, for filing with the Commission.

      Currently, the Compensation and Benefits Committee consists of Thomas J. Shaw. and Douglas W. Cowan. The Compensation and Benefits Committee recommends to the Board of Directors the compensation of Officers and the granting of stock options. The Compensation and Benefits Committee did not meet during the last fiscal year.

FAMILY RELATIONSHIPS

      There are no family relationships among the above persons except as set forth above.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

      None of the above persons or any business in which such person was an executive officer have been involved in a bankruptcy petition, been subject to a criminal proceeding (excluding traffic violations and other minor offenses), been subject to any order enjoining or suspending their involvement in any type of business, or been found to have violated a securities law.

DIRECTORSHIPS IN OTHER COMPANIES

      No Directors hold Directorships in reporting companies other than as set forth above.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16 of the Exchange Act requires our Directors, executive officers, and persons who own more than 10 percent of a registered class of our equity securities to file with the Commission initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of our Common Stock and our other equity securities. Officers, Directors, and greater than 10 percent shareholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) reports they file.

      To our knowledge based solely on a review of Forms 3 and 4 provided to us, all Directors, Officers, and holders of more than 10 percent of our equity securities registered pursuant to Section 12 of the Securities Exchange Act filed timely all reports required by Section 16(a) of the Exchange Act as of December 31, 2001, as indicated below.


NAME OF REPORTING
PERSON IN 2001                     FORM FILED             DATE FILED
---------------------------------------------------------------------------
Thomas J. Shaw                       Form 3            August 22, 2000
---------------------------------------------------------------------------
Steven R. Wisner                     Form 3            August 22, 2000
---------------------------------------------------------------------------
Douglas W. Cowan                     Form 3            August 22, 2000
---------------------------------------------------------------------------
Michele M. Larios                    Form 3            August 22, 2000
---------------------------------------------------------------------------
Lillian E. Salerno                   Form 3            August 22, 2000
---------------------------------------------------------------------------
Lillian E. Salerno                   Form 4           November 30, 2001
---------------------------------------------------------------------------
Jimmie Shiu, M.D.                    Form 3            August 22, 2000
---------------------------------------------------------------------------
Clarence Zierhut                     Form 3            August 22, 2000
---------------------------------------------------------------------------
Marwan Saker                         Form 3            August 22, 2000
---------------------------------------------------------------------------
Edith A. Zagona                      Form 3            August 22, 2000
---------------------------------------------------------------------------
Russell B. Kuhlman                   Form 3            August 22, 2000
---------------------------------------------------------------------------

Item 10. Executive Compensation

      The following summary compensation table sets forth the total annual compensation paid or accrued by us to or for the account of the Chief Executive Officer and each other executive officer whose total cash compensation exceeded $100,000 for any of the past three fiscal years:

                              SUMMARY COMPENSATION TABLE

                                 Annual Compensation                               Long-Term Compensation
                                 -------------------                               ----------------------
                                                                           Awards                     Payout(s)
                                                                 -----------------------              ---------
                                                       Other     Restricted      Securities
                                                      Annual        Stock       Underlying     LTIP     All Other
Name and Principal                                    Compen-      Award(s)      Options/     Payouts   Compen-
   Position              Year    Salary($)  Bonus($)  sation($)      ($)         SARs (#)       ($)     sation ($)
   --------              ----    ---------  --------  ---------  ----------     ----------    -------   ----------
Thomas J. Shaw,          1999    162,019          0       0          0                   0       0          0
President and CEO        2000    198,084          0                                      0
                         2001    250,016          0                                      0

Lillian E. Salerno,*     1999    143,461          0       0          0                   0       0          0
Former Executive         2000     60,946          0                                      0
Vice President,          2001          0          0                                      0
Sales & Marketing

Edward S. Aarons,        1999    108,598          0       0          0              25,000       0          0
Former Director          2000                     0                                      0                  0
of Sales                 2001                     0                                      0                  0

Douglas W. Cowan,        1999     78,768          0       0          0              25,000       0          0
Chief Financial          2000    130,818          0                                 25,000
Officer and Treasurer    2001    142,501      5,000                                      0

Russell B Kuhlman,       1999     94,327      1,000       0          0              15,600       0          0
Vice President, New      2000    102,411      3,000                                 10,000
Markets                  2001    105,019          0                                      0

Michele M. Larios,       1999     59,552      5,000       0          0              15,400       0          0
Director of Legal and    2000     88,225          0                                 25,000
Legislative Policy and   2001    120,016          0                                      0
Secretary

Steven R. Wisner,        1999     20,944          0       0          0             150,000       0          0
Executive Vice           2000    137,023          0                                 15,000
President,               2001    150,010          0                                      0
Engineering and
Production

* Ms. Salerno resigned as of May 2000 as an employee but continues to serve as a consultant through her company, MediTrade International Corporation. MediTrade International Corporation received $183,226 and $304,812 in 2000 and 2001, respectively, in consulting fees and expenses.

      In 1998, Mr. Shaw should have received a raise under the terms of his Employment Agreement. However, the 1998 portion of his raise in the amount of $12,019 was paid in 1999. Officers, Directors, former Directors and significant employees hold options exercisable for the purchase of 51,500; 99,000; 243,450; 159,200; and 148,750 shares of Common Stock in the years 1999, 2000, 2001, 2002, and 2003, respectively. To date, no options or long-term incentive plan awards have been issued to Mr. Shaw or Ms. Salerno, the controlling Common Stockholders. Former directors were granted options in 2000 as follows: Allen Cheesman, 38,100; John H. Wilson, III, 5,000; F. John Deuschle, III, 5,000; Bob Stathopulos, 5,000; and Joe Reeder, 25,000. Options granted to Messrs. Wilson and Deuschle terminated as a result of their departure from the Board of Directors. The Board of Directors subsequently issued options for the purchase of 5,000 shares of Common Stock of the Company to each. Mr. Stathopulos' options terminated as a result of his no longer providing services to the Company.

      Options are generally exercisable beginning three years after the date of grant.

      Officers, Directors, former Directors and significant employees hold stock options for the purchase of Common Stock exercisable beginning in the year indicated below and for three subsequent years:

1999 Plan Nonqualified Stock
Options ("NQSOs")                          1999    2000    2001    2002    2003
Steven R. Wisner                                          65,000  65,000   5,000
Lawrence G. Salerno                                        5,150           2,000
James A. Hoover                                            3,150
Kathryn M. Duesman                                         5,300           5,000
Douglas W. Cowan                                           2,500   2,500  15,000
Jimmie Shiu, M.D.*                                        25,000
Clarence Zierhut                                          10,000
Edith Zagona*                                              5,000
Michele M. Larios                                          7,700          15,000
Marwan Saker                                               5,000  30,500  30,500
Phillip L. Zweig                                  20,000  10,000
                                          --------------------------------------
                                               0  20,000 143,800  98,000  72,500
                                          ======================================

1999 Plan Incentive Stock
Options ("ISOs")                           1999    2000    2001    2002    2003
Steven R. Wisner                                          10,000  10,000  10,000
Lawrence G. Salerno                                        2,500   7,650  10,000
James A. Hoover                                            2,500   5,650   8,000
Russell B. Kuhlman                                         7,800   7,800  10,000
Kathryn M. Duesman                                         2,500   7,800  10,000
Douglas W. Cowan                                          10,000  10,000  10,000
Judy Ni Zhu                                                3,350   3,350   7,000
Michele M. Larios                                                  7,700  10,000
Timothy E. Poquette                                                1,250   1,250
                                          --------------------------------------
                                               0       0  38,650  61,200  76,250
                                          ======================================

1996 Plan NQSOs                            1999    2000    2001    2002    2003
Steven R. Wisner                           2,500
Lawrence G. Salerno                        5,000  15,000
James A. Hoover                            5,000  14,000
Russell B. Kuhlman                         7,500  10,000
Kathryn M. Duesman                         1,500  10,000
Jimmie Shiu, M.D.*                        15,000  15,000  15,000
Clarence Zierhut                          10,000   5,000   1,000
Judy Ni Zhu                                5,000  10,000
                                          --------------------------------------
                                          51,500  79,000  16,000       0       0
                                          ======================================

1996 Plan ISOs                   1999      2000     2001      2002    2003
Lawrence G. Salerno                                7,500
James A. Hoover                                    7,500
Russell B. Kuhlman                                 7,500
Kathryn M. Duesman                                 7,500
Michele M. Larios                                 10,000
Judy Ni Zhu                                        5,000
                              ---------------------------------------------
                                    0         0   45,000         0       0
                              =============================================

* Holdover Directors at December 31, 2001, who were succeeded by Directors elected by the Series II Class B Convertible Preferred shareholders on February 27, 2002.

COMPENSATION OF DIRECTORS

      We pay each non-employee director a meeting fee of $250 for each Board meeting attended. In the past, the Company has granted to each director (except Mr. Shaw and Ms. Lillian Salerno) stock options for Common Stock. We do not pay any additional amounts for committee participation or special assignment.

EMPLOYMENT AGREEMENT

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

      Under the employment agreement, we will also provide certain fringe benefits, including, but not limited to, participation in pension plans, profit-sharing plans, employee stock ownership plans, stock appreciation rights, hospitalization and health insurance, disability and life insurance, paid vacation, and sick leave. We also reimburse him for any reasonable and necessary business expenses, including travel and entertainment expenses, necessary to carry on his duties. Pursuant to the employment agreement, we have agreed to indemnify Thomas J. Shaw for all legal expenses and liabilities incurred with any proceeding involving him by reason of his being an officer or agent. We have further agreed to pay reasonable attorney fees and expenses in the event that, in Thomas J. Shaw's sole judgment, he needs to retain counsel or otherwise expend his personal funds for his defense.

      Thomas J. Shaw has agreed to a one-year non-compete, not to hire or attempt to hire employees for one year, and to not make known our customers or accounts or to call on or solicit our accounts or customers in the event of termination of his employment for one year unless the termination is without cause or pursuant to a change of control of the Company. Furthermore, Mr. Shaw has the right to resign in the event that there is a change in control which is defined as a change in the majority of directors within any 12 month period without two-thirds approval of the shares outstanding and entitled to vote, or a merger where less than 50 percent of the outstanding stock survives and a majority of the Board of Directors remains, or the sale of substantially all of our assets, or any other person acquires more than 50 percent of the voting capital. Mr. Shaw retained the right to participate in other businesses as long as they do not compete with us and so long as he devotes the necessary working time to the company.

CONSULTING AGREEMENT

MediTrade International Corporation

      We have a consulting agreement with MediTrade International Corporation, a company owned by Ms. Lillian E. Salerno, a former Director of the Company. The contract expired by its terms on May 31, 2001, but the agreement is continuing on an oral month to month basis which is terminable at any time by either party on thirty days' notice. MediTrade International Corporation continues to establish contacts with major European entities to develop marketing and distribution channels as well as licensing agreements for RTI. MediTrade International Corporation is paid $16,667 per month plus expenses as approved by the Company so long as this oral contract continues.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the beneficial ownership of the capital stock as of March 20, 2002 (excluding exercisable options), for (a) each person known by us to own beneficially 5 percent or more of the voting capital stock, and (b) each Director, and executive officer (earning in excess of $100,000 annually) who owns capital stock. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to his or her shares.

                              Name and Address of                  Amount and Nature of        Percent of
      Title of Class          Beneficial Owner                     Beneficial Owner             Class(1)
--------------------------------------------------------------------------------------------------------------
Common Stock
--------------------------------------------------------------------------------------------------------------
      As a Group              Officers and Directors
                              511 Lobo Lane, P.O. Box 9
                              Little Elm, TX 75068-0009                  14,006,500               69.1%

      As Individuals          Thomas J. Shaw                             11,200,000               55.2%
                              Michele M. Larios                            10,000             Less than 1%
                              Steve Wisner                                  2,500             Less than 1%
                              G. Michael Gruber                             2,000             Less than 1%
                              Lillian E. Salerno                          2,792,000                13.8%
--------------------------------------------------------------------------------------------------------------
Series I-IV Class B Stock
--------------------------------------------------------------------------------------------------------------
         As a Group           Officers and Directors
                              511 Lobo Lane, P.O. Box 9
                              Little Elm, TX 75068-0009                    67,000                 3.5%

         As Individuals       Thomas J. Shaw                                5,000             Less than 1%
                              Marwan Saker(2)                              30,000                 1.6%
                              G. Michael Gruber                             2,000             Less than 1%
                              Kenneth W. Biermacher                        20,000                 1.0%
                              Timothy G. Greene                            10,000             Less than 1%

(1) The percentages of each class are based on 20,282,600 shares of Common Stock and 1,912,145 shares of Series I through IV Class B Stock outstanding as of March 20, 2002.

(2) The 30,000 shares are beneficially held as follows: 14,500 shares by My Investments and 15,500 shares by Saker Investments, which are companies controlled by Mr. Saker.

      There are no arrangements the operation of which would result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

      We believe that all of the transactions set forth below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

      Thomas J. Shaw, our President and Chief Executive Officer who beneficially owns 55.2 percent of the Common Stock, was paid a licensing fee of $500,000 (amortized over 17 years) by us for the exclusive worldwide licensing rights to manufacture, market, sell, and distribute all the retractable medical safety products. In addition, Mr. Shaw receives a 5 percent royalty on gross sales of all licensed products sold to customers over the life of the technology licensing agreement. Mr. Shaw was paid a royalty of $359,548, $429,078 and $110,197 for 2001, 2000, and 1999, respectively. Mr. Shaw waived royalties of $1 million due for sales in 2001. Mr. Shaw has been paid $788,626 as a royalty for the two years ended December 31, 2001.

      Lillian E. Salerno, a consultant for the Company and former Director, d/b/a Mill Street Enterprises ("Mill Street"), a sole proprietorship, leases offices at 618, 620, and 622 S. Mill Street, in Lewisville, Texas, to us for our marketing and sales department. The lease is for a five-year term commencing July 1, 1997, and ending June 30, 2002, at an annual rental rate of $22,800. We also have a lease for additional office space with Mill Street for one year commencing April 1, 2000, at a rate of $1,000 per month. Lease payments for $33,400 and $34,800 were paid in 2000 and 2001, respectively.

      A former Director, Robert Stathopulos, was paid consulting fees by us of $129,817 in 2000 and $96,372 in 1999.

      We paid $23,381 in 1999 $14,006 was paid in 2000, and $12,070 in 2001 to family members of our Chief Executive Officer for various consulting services.

      Douglas W. Cowan, a Director and the Chief Financial officer and Treasurer, received $58,345 in 1999 for accounting and other consulting services prior to being a Director and employee.

      Pursuant to a Consulting Agreement between the Company and MediTrade International Corporation, a company owned by Ms. Salerno, a consultant for the Company and former Director, MediTrade International Corporation was advanced $37,500 in September 2000 for setting up operations in Europe. We have recouped all $37,500 of the advance. MediTrade International Corporation received $183,226 and $304,812 in 2000 and 2001, respectively, in consulting fees and expenses.

      We entered into a Consulting Agreement on March 15, 2000, with International Export and Consulting where International Export and Consulting agreed to advise us with respect to selection of an international distribution network, potential strategic partners, and future licensing for our technology in the Middle East. In exchange, we agreed to pay a consulting fee in the amount of $2,000 a month for ten months as well as issue nonqualified stock options for 61,000 shares of common stock at an exercise price of $10 per share. Marwan Saker, a principal in International Export and Consulting, is a Director of the Company. During the years ended December 31, 2001 and 2000, the Company paid $2,000 and $18,000, respectively, under this agreement.

Item 13. Exhibits and Reports on Form 8-K

(a) EXHIBITS

Exhibit No.    Description of Document
-----------    -----------------------
3.1            Second Amended and Restated  Articles of Incorporation of RTI filed August 14,
               2000*

3.2            Statement of Change of Address of Registered Agent by a Profit Corporation***
               ***

3.3            Amended and Restated Bylaws of RTI dated as of the 11th day of August 2000*

4.1            Sample Common Stock certificate**** ****

4.2            Exhibit A to Second Amended and Restated Articles of Incorporation of RTI
               filed August 14, 2000 (Certificate of Designation, Preferences, Rights and
               Limitations of Series A Convertible Preferred Stock of RTI)**

4.3            Sample Series A Convertible Preferred Stock Certificate**** ****

4.4            Exhibit B to Second Amended and Restated Articles of Incorporation of RTI
               filed August 14, 2000 (Certificate of Designation, Preferences, Rights,
               and Limitations of Class B Convertible Preferred Stock of RTI)**

4.5            Sample Series I Class B Convertible Preferred Stock Certificate**** ****

4.6            Exhibit C to Second Amended and Restated Articles of Incorporation of RTI
               filed August 14, 2000 (Certificate of Designation, Preferences, Rights and
               Limitations of the Series II Class B Convertible Preferred Stock of RTI)**

4.7            Sample Series II Class B Convertible Preferred Stock Certificate**** ****

4.8            Exhibit D to Second Amended and Restated Articles of Incorporation of RTI
               filed August 14, 2000 (Certificate of Designation, Preferences, Rights and
               Limitations of the Series III Class B Convertible Preferred Stock of
               RTI)**

4.9            Sample Series III Class B Convertible Preferred Stock Certificate**** ****

4.10           Exhibit E to Second Amended and Restated Articles of Incorporation of RTI
               filed August 14, 2000 (Certificate of Designation, Preferences, Rights and
               Limitations of the Series IV Class B Convertible Preferred Stock of RTI)**

4.11           Sample Series IV Class B Convertible Preferred Stock Certificate**** ****

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

4.18           RTI's 1999 Stock Option Plan**

4.19           1996 Incentive Stock Option Plan of RTI**

Exhibit No.       Description of Document
-----------       -----------------------
4.20              1996 Stock Option Plan for Directors and Other Individuals**

4.21              Loan Agreement Between RTI and Katie Petroleum, Inc. dated November 12,
                  2001, with the following exhibits: "Note," "Security Agreement,"
                  "Construction Loan Agreement," "Real Estate Lien Note," "Guaranty," and
                  "Deed of Trust."**** (See Exhibit 10.10.)

10.1              Lock Up Agreement by and between RTI and Thomas J. Shaw dated as of
                  December 3, 2000***

10.2              Lock Up Agreement by and between RTI and Lillian E. Salerno dated as of
                  December 4, 2000***

10.3              National Marketing and Distribution Agreement between RTI and Abbott
                  Laboratories dated as of May 4, 2000, with exhibits**** *** (See Exhibit
                  4.17.)

10.4              Contract Manufacturing Agreement Between RTI and Nypro Precision
                  Assemblies, Inc. dated as of April 7, 2000**

10.5              Sample United States Distribution Agreement**

10.6              Sample Foreign Distribution Agreement**

10.7              Employment Agreement between RTI and Thomas J. Shaw dated as of September
                  28, 1999**

10.8              Technology License Agreement between Thomas J. Shaw and RTI dated the 23rd day of June 1995**

10.9              Royalty Waiver Agreement entered into among RTI, Thomas J. Shaw, and
                  Suzanne M. August effective as of January 18, 2002*** **

10.10             Loan Agreement Between RTI and Katie Petroleum, Inc. dated November 12,
                  2001, with the following exhibits: "Note," "Security Agreement,"
                  "Construction Loan Agreement," "Real Estate Lien Note," "Guaranty," and
                  "Deed of Trust."**** (See Exhibit 4.21.)

10.11             Consulting Agreement entered into on August 23, 2000, between RTI and
                  Lillian Salerno dba Medi-Trade International*

*Incorporated herein by reference to RTI's Registration Statement on Form 10SB-A filed on October 25, 2000.

**Incorporated herein by reference to RTI's Registration Statement on Form 10-SB filed on June 23, 2000.

***Incorporated herein by reference to RTI's Form 10-QSB filed on November 14, 2000.

****Incorporated herein by reference to RTI's Form 10-QSB filed on November 14, 2001.

*** **Incorporated herein by reference to RTI's Form 8-K filed on January 18, 2002.

*** ***Incorporated herein by reference to RTI's Form 10-QSB filed on August 14, 2001.

**** ***Incorporated herein by reference to RTI's Registration Statement on Form SB2-A4 filed on May 2, 2001.

**** ****Incorporated herein by reference to RTI's Registration Statement on Form SB2-A3 filed on April 27, 2001.

(b) REPORTS ON FORM 8-K

      On October 25, 2001, we filed a Form 8-K with an item 5 disclosure that we issued a press release announcing approval of Retractable Technologies' VanishPoint(R) safety needle devices for sale in Japan.

      On October 26, 2001, we filed a Form 8-K with an item 5 disclosure that we issued a press release announcing availability of Retractable Technologies' VanishPoint(R) Safety Syringes through distributor Joint Purchasing Corp.

      On November 19, 2001, we filed a Form 8-K with an item 5 disclosure that we issued a press release announcing record revenues for the preceding nine month reporting period and a $5 million funding agreement.

      On November 20, 2001, we filed a Form 8-K with an item 5 disclosure that we issued a press release announcing that Britain's National Health Service Purchasing & Supplies Agency has placed RTI's VanishPoint(R) line of automated retraction safety syringes and blood collection devices on its hospital supplies list.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RETRACTABLE TECHNOLOGIES, INC.
                                    (Registrant)

                                    By:  /s/ Thomas J. Shaw
                                       ---------------------------------
                                       THOMAS J. SHAW
                                       CHAIRMAN, PRESIDENT, AND
                                       CHIEF EXECUTIVE OFFICER

                                    Date:  April 1, 2002

      In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                                               DATE

 /s/ Steven R. Wisner         Executive Vice President, Engineering &
--------------------------    Production and Director                           April 1, 2002
Steven R. Wisner

/s/ Russell B. Kuhlman
-------------------------     Vice President, New Markets and Director          April 1, 2002
Russell B. Kuhlman

/s/ Douglas W. Cowan
-------------------------     Chief Financial Officer, Treasurer, and Director  April 1, 2002
Douglas W. Cowan

/s/ Kenneth Biermacher
-------------------------     Director                                          April 1, 2002
Kenneth Biermacher

/s/ Clarence Zierhut
-------------------------     Director                                          April 1, 2002
Clarence Zierhut

/s/ Marwan Saker
-------------------------     Director                                          April 1, 2002
Marwan Saker

/s/ Timothy Greene
-------------------------     Director                                          April 1, 2002
Timothy G. Greene
