Form 10QSB
period 2002-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2002-05-13
CIK 946563

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       March 31, 2002
                               ----------------------------------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ___________

Commission file number 000-30885
                       ------------------------------------------------

                         Retractable Technologies, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Texas                                       75-2599762
-----------------------------------          -----------------------------------
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

Yes      X            No
    --------------       -------------


                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ______ No _______


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,307,600 shares of Common Stock, no par value, issued and outstanding on May 8, 2002.

     Transitional Small Business Disclosure Format (check one): Yes     No   X
                                                                   ----    ----

                                TABLE OF CONTENTS

PART I          FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                Condensed Balance Sheets                                     3
                Condensed Statements of Operations                           4
                Condensed Statements of Cash Flows                           5
                Notes to Condensed Financial Statements                      6

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                OR PLAN OF OPERATION                                         9

PART II         OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS                                           16

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS                   16

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES                             16

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                            17

SIGNATURES                                                                  18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         RETRACTABLE TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS

                                                                   March 31, 2002          December 31, 2001
                                                                --------------------    -----------------------
                                                                      (Unaudited)
ASSETS
Cash and cash equivalents                                       $          573,774      $           1,220,244
Accounts receivable, net                                                 1,048,169                  1,585,024
Inventories, net                                                         4,121,960                  3,218,786
Other current assets                                                       266,715                    245,555
                                                                --------------------    -----------------------
     Total current assets                                                6,010,618                  6,269,609

Property, plant, and equipment, net                                     11,463,823                 11,740,464
Intangible assets and deferred charges, net                                509,946                    530,378
                                                                --------------------    -----------------------
     Total assets                                               $       17,984,387      $          18,540,451
                                                                ====================    =======================



LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable                                             $        4,855,224      $           3,917,650
   Current portion of long-term debt                                     1,150,971                    686,402
   Accrued compensation                                                    274,685                    399,149
   Marketing fees payable                                                1,917,941                  2,517,341
   Accrued royalties                                                       280,236                  1,019,050
   Other accrued liabilities                                               262,291                    259,184
                                                                --------------------    ---------------------
     Total current liabilities                                           8,741,348                  8,798,776
                                                                --------------------    -----------------------

Long-term debt, net of current maturities                                8,949,718                  9,579,053
                                                                --------------------    -----------------------

Stockholders' equity
   Preferred Stock $1 par value
     Class A                                                             1,086,500                  1,101,500
     Series I, Class B                                                     259,400                    261,900
     Series II, Class B                                                    431,000                    431,000
     Series III, Class B                                                   155,745                    158,245
     Series IV, Class B                                                  1,066,000                  1,066,000
   Common Stock, no par value                                                    -                          -
   Additional paid-in capital                                           38,691,513                 37,671,513
   Accumulated deficit                                                 (41,396,837)               (40,527,536)
                                                                --------------------    -----------------------
     Total stockholders' equity                                            293,321                    162,622
                                                                --------------------    -----------------------
       Total liabilities and stockholders' equity               $       17,984,387      $          18,540,451
                                                                ====================    =======================

          See accompanying notes to the condensed financial statements

                         RETRACTABLE TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    Three Months            Three Months
                                                                       ended                   ended
                                                                   March 31, 2002          March 31, 2001
                                                                --------------------    --------------------
Sales, net                                                      $        4,116,363      $        3,431,014
Cost of sales                                                            2,673,469               2,852,532
                                                                --------------------    --------------------
     Gross margin                                                        1,442,894                 578,482
                                                                --------------------    --------------------
Operating expenses:
   Sales and marketing                                                     945,763               1,241,897
   Research and development                                                 93,501                 345,055
   General and administrative                                            1,113,279               1,012,319
                                                                ------------------      ------------------
     Total operating expenses                                            2,152,543               2,599,271
                                                                --------------------    --------------------

     Loss from operations                                                 (709,649)             (2,020,789)

Interest income                                                              2,889                  28,205
Interest expense, net                                                     (162,541)               (120,271)
                                                                --------------------    --------------------
     Net loss                                                             (869,301)             (2,112,855)
     Preferred stock dividend requirements                                (478,729)               (528,969)
                                                                --------------------    --------------------
     Net loss applicable to common shareholders                 $       (1,348,030)     $       (2,641,824)
                                                                ====================    ====================

Net loss per share (basic and diluted)                          $            (0.07)     $            (0.14)
                                                                ====================    ====================

Weighted average common shares outstanding                              20,269,267              19,365,850
                                                                --------------------    --------------------

          See accompanying notes to the condensed financial statements

                         RETRACTABLE TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    Three Months            Three Months
                                                                       ended                   ended
                                                                   March 31, 2002          March 31, 2001
                                                                --------------------    --------------------
Cash flows from operating activities
   Net loss                                                     $         (869,301)     $       (2,112,855)
   Depreciation and amortization                                           336,334                 228,778
   Capitalized interest                                                     (6,427)                (92,637)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Increase in inventories                                            (903,174)             (1,873,902)
       Decrease in accounts and note receivable                            536,855               1,279,489
       Increase in other current assets                                    (15,153)               (146,019)
       Increase in accounts payable                                        937,574                 647,053
       Increase (decrease) in marketing fees payable                      (599,400)                184,604
       Increase (decrease) in other accrued liabilities                    139,829                (106,560)
                                                                --------------------    --------------------
Net cash used by operating activities                                     (442,863)             (1,992,049)
                                                                --------------------    --------------------
Cash flows from investing activities
   Purchase of property, plant, and equipment                              (38,841)               (249,453)
   Acquisition of patents, trademarks, and licenses                              -                  (5,381)
                                                                --------------------    --------------------
Net cash used by investing activities                                      (38,841)               (254,834)
                                                                --------------------    --------------------
Cash flows from financing activities
   Repayments of long-term debt and notes payable                         (164,766)               (117,192)
                                                                --------------------    --------------------
Net cash used by financing activities                                     (164,766)               (117,192)
                                                                --------------------    --------------------

Net decrease in cash                                                      (646,470)             (2,364,075)
Cash and cash equivalents at:
   Beginning of period                                                   1,220,244               3,727,682
                                                                --------------------    --------------------

   End of period                                                $          573,774      $        1,363,607
                                                                ====================    ====================

Supplemental schedule of noncash activities:
       Forgiveness of royalties by an officer                   $        1,000,000      $                -


          See accompanying notes to the condensed financial statements

                         RETRACTABLE TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

     Business of the Company

     Retractable Technologies, Inc. (the "Company") was incorporated in Texas on May 9, 1994, to design, develop, manufacture, and market safety syringes and other safety medical products for the healthcare profession. The Company began to develop its manufacturing operations in 1995. The Company's manufacturing and administrative facilities are located in Little Elm, Texas. The Company's primary products are the VanishPoint(R) syringe in 1cc, 3cc, 5cc, and 10cc sizes and blood collection tube holders. The Company has conducted clinical evaluations and worked with national distributors to encourage healthcare facilities to transition from the use of standard syringes to the VanishPoint(R) syringe. Preliminary shipments, which commenced in February 1997, included syringes for hospital product evaluations as well as for sale in clinics and other healthcare settings.

     Basis of presentation

     The accompanying condensed financial statements are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All of such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company's audited financial statements for the year ended December 31, 2001.

2.   LIQUIDITY

     The Company has been successful in completing five rounds of private equity financing totaling approximately $43 million over the last six years with its last round totaling approximately $11 million from January through June of 2000. However, the Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the years ended December 31, 2001, 2000, and 1999, the Company incurred a loss from operations of approximately $6.7 million, $10.4 million, and $8.2 million, respectively. For the three months ended March 31, 2002, the Company incurred a loss from operations of $710,000. For the years ended December 31, 2001, 2000, and 1999, the Company had negative cash flows from operating activities of approximately $3.7 million, $8.6 million, and $6.8 million, respectively. For the three months ended March 31, 2002, the Company had negative cash flows from operating activities of $443,000. As of March 31, 2002, and December 31, 2001 and 2000, the Company had accumulated deficits of approximately $41.4 million, $40.5 million, and $33.3 million, respectively.

     Management expects to reach a break-even operating point during the year 2002. The Company has a high concentration of sales with one significant customer. Assuming continued access to the market, the Company plans to devote significant resources to expansion of production capacity to meet current and future expected increases in sales activity. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. In the event the Company cannot generate sufficient revenues or raise additional capital, management has committed to undertake actions to preserve liquidity, including, but not limited to, eliminating research and development expenditures, deferral of royalty payments to a Company officer, and salary reductions.

     The Company obtained a loan agreement on November 12, 2001, whereby the lender purchased the real estate note from 1st International Bank and provided a construction loan of $1 million to build a 15,000 square foot warehouse. Upon completion of the warehouse and assuming no defaults, the two loans will be consolidated into a 20-year loan. Furthermore, the same lender provided a working capital loan of $2.5 million secured by certain equipment. This loan is a five-year loan. The loans are guaranteed by Thomas J. Shaw and all indebtedness (approximately $5 million after the $1,000,000 loan is drawn down on) is convertible into common stock of the Company at a rate of one share per $7.00 of indebtedness.

     On January 18, 2002, Thomas J. Shaw and his wife, Suzanne M. August, forgave $1,000,000 of the royalties payable under a licensing agreement. It was recorded in the first quarter of 2002 as a capital contribution.

     Subsequent to March 31, 2002, the Company raised $385,000 in equity capital.

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

     Property, plant, and equipment

     Property, plant, and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity and interest cost associated with significant capital additions. For the quarters ended March 31, 2002 and 2001, the Company capitalized interest of $6,427 and $92,637, respectively. Gains or losses from property disposals are included in income.

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

     Concentrations of credit risk

     The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash balances, which may exceed the federally insured limits, are maintained in financial institutions; however, management believes the institutions are of high credit quality. The majority of accounts receivable are due from companies which are well-established entities. As a consequence, management considers any exposure from concentrations of credit risks to be limited. The Company has a high concentration of sales with one significant customer. Sales to this customer were $2,145,150 and $2,815,200 for the three months ended March 31, 2002, and 2001, respectively.

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

     Earnings per share

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net earnings for the period (adjusted for any cumulative preferred dividends for the period) by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding was 20,269,267 and 19,365,850 for the quarters ended March 31, 2002 and 2001, respectively. The

Company's potentially dilutive common stock equivalents, including warrants, options, and convertible debt, are all antidilutive as the Company is in a loss position. Accordingly, basic loss per share is equal to diluted loss per share and is presented on the same line for income statement presentation. Cumulative preferred dividends of $478,729 and $528,969 have been added to net losses for the quarters ended March 31, 2002 and 2001, respectively, to arrive at net loss per share.

     Research and development costs

     Research and development costs are expensed as incurred.

     Stock-based compensation

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, the Company has elected not to adopt the fair value based method of accounting for stock-based employees compensation and will account for such arrangements under Accounting Principles Board Opinion No. 25. Accordingly, compensation cost for stock options issued to directors, officers, and employees is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount the director, officer, or employee must pay to acquire the stock. Employee expense is recognized ratably from the date of the grant over the vesting period of the option. The Company accounts for stock options issued to nonemployees in accordance with SFAS 123. Nonemployees' expense is recognized based upon the shorter of the contract period or vesting period as applicable.

     Recent pronouncements

     On July 29, 2001, the Financial Accounting Standards Board ("FASB") issued a Statement of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141") and Statement 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 primarily addresses the accounting for the cost of an acquired business. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. FAS 141 is effective for all business combinations after June 30, 2001. FAS 142 is effective for fiscal years beginning after December 15, 2001.

     On October 3, 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FAS 121 and provides guidance on the accounting for the impairment or disposal of long-lived assets. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.

     We have adopted FAS 141, 142, and 144 with no material impact to the financial statements.

4.   INDEBTEDNESS

     In February 2002, the Company renewed its note payable of $500,000 to 1st International for a one-year term.

     At March 31, 2002, the Company has classified the note payable to Abbott as long-term debt based on the stated maturity date of the debt, as well as the Company's interpretation of certain unclear language in the Credit Agreement. The Company, their counsel, and Abbott are presently in discussions to clarify this certain language.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENT WARNING

     Certain statements included by reference in this Form 10-QSB containing the words "believes," "anticipates," "intends," "expects," and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the impact of dramatic increases in demand, our ability to quickly increase our capacity in the event of a dramatic increase in demand, our ability to access the market, our ability to continue to finance research and development as well as operations and expansion of production through equity and debt financing, as well as sales, and the increased interest of larger market players in providing safety needle devices. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

     The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are to the three months ended March 31, 2002 or 2001. Variances have been rounded for ease of reading.

                        Comparison of Three Months Ended
                       March 31, 2002, and March 31, 2001

     Net sales were $4,116,363 and $3,431,014 for the three months ended March 31, 2002 and 2001, respectively. The increase of $685,349, or 20.0 percent, was due to increased capacity, particularly with the production of the 1cc syringe which began in the first quarter of 2001, offset by a reduction in sales of blood collection tube holders. Sales to Abbott as a percentage of units sold declined from 73.4 percent to 49.8 percent of total units sold. Sales to Abbott decreased about 28.0 percent whereas sales to other distributors increased 87.6 percent. No other distributor accounted for more than 10 percent of units sold.

     Cost of sales decreased from $2,852,532 in 2001 to $2,673,469 in 2002, a decrease of $179,063 or 6.3 percent. Material costs decreased $333,000 and direct labor decreased $184,000 due to improved operating efficiencies. Depreciation increased $106,000 due to the 1cc assembly equipment. Royalty expense increased $69,000 due to increased gross revenues. Cost saving measures such as reduction of overtime, production bonuses, and consulting, as well as reduced repairs and maintenance expense, accounted for the remaining improvements in costs.

     Gross margins improved from $578,482 in 2001 to $1,442,894 in 2002, an increase of $864,412. Gross margin as a percentage of net sales improved from
16.9 percent to 35.1 percent from the three months ended 2001 to the three months ended 2002, respectively.

     Research and development costs decreased from $345,055 in 2001 to $93,501 in 2002, a reduction of $251,554. The reduction is principally due to a decrease in labor costs of $145,000 attributable to employees that are now engaged in operating the 1cc assembly equipment which came on line in the first quarter of 2001 and unfilled vacancies. Additional reductions include $23,000 in experimental parts expense related to the 1cc syringe, consulting costs of $57,000, and travel costs of $17,000.

     Sales and marketing expense decreased from $1,241,897 in 2001 to $945,763 in 2002, a decrease of $296,134 or 23.8 percent. $176,000 of the decrease is principally due to marketing fees attributable to Abbott due to lower sales volumes to Abbott. Travel and entertainment declined $42,000.

     General and administrative costs increased from $1,012,319 in 2001 to $1,113,279 in 2002, an increase of $100,960 or 10 percent. Increases in professional fees account for most of the increase.

     Net interest expense increased $67,586 principally due to a reduction in capitalized interest of $86,000 offset by lower interest rates.

     Preferred stock dividend requirements were $478,729 for 2002 compared to $528,969 in 2001, a decrease of $50,240. The decrease is due to reduction in the outstanding preferred stock as a result of conversion to common stock.

     Net loss per share decreased 50 percent, from $0.14 per share in 2001 to $0.07 per share in 2002 due principally to the decreased net loss.

     Cash flow from operations improved from a negative $1,992,049 for the three months ended March 31, 2001, to a negative $442,863 for the three months ended March 31, 2002, an improvement of $1,549,186. The principal factor in this improvement was the decrease in net loss of $1,243,554. The remaining improvement was due to increased depreciation of $108,000, decreased inventory buildup of $971,000 when compared to the same period last year, offset by changes in other working capital items. Cash used in investing activities decreased $216,000 due to limited capital expenditures in the current period. Repayments of debt increased $48,000 over the same period last year.

SIGNIFICANT ACCOUNTING POLICIES

     The Company considers the following to be its most significant accounting policies. Careful consideration and Company review is given to these and all accounting policies on a routine basis to ensure that they are accurately and consistently applied.

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

Stock-Based Compensation

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by FAS 123, the Company has elected not to adopt the fair value based method of accounting for stock-based employee compensation and will account for such arrangements under Accounting Principles Board Opinion No. 25. Accordingly, compensation cost for stock options issued to directors, officers, and employees is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount the director, officer, or employee must pay to acquire the stock. Employee expense is recognized ratably from the date of grant over the vesting period of the option. The Company accounts for stock options issued to nonemployees in accordance with FAS 123. Nonemployee expense is recognized based upon the shorter of the contract period or vesting period, as applicable.

Recent Pronouncements

     On July 29, 2001, the FASB issued a Statement of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141") and Statement 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 primarily addresses the accounting for the cost of an acquired business. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. FAS 141 is effective for all business combinations after June 30, 2001. FAS 142 is effective for fiscal years beginning after December 15, 2001.

     On October 3, 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FAS 121 and provides guidance on the accounting for the impairment or disposal of long-lived assets. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.

     We have adopted FAS 141, 142, and 144 with no material impact to the financial statements.

OTHER FINANCIAL MATTERS

     Our Company does not engage in off balance sheet financing through structured finance or special purpose entities or otherwise. Our Company furthermore does not engage in related party or other kinds of transactions on special terms other than those we have disclosed. All transactions with related parties valued in excess of $60,000 have been disclosed in "Item 12. - Certain Relationships and Related Transactions" of the Company's Form 10-KSB.

LIQUIDITY AND FUTURE CAPITAL REQUIREMENTS

     At the present time the Company intends to raise additional equity capital up to $5 million beginning in the second quarter of 2002. The Company has raised $385,000 in equity capital as of May 8, 2002. There can be no assurances that such efforts to raise equity capital will be successful. In the event we are not successful in raising capital and we continue to have only limited market access, the Company would take cost cutting measures to reduce cash requirements. Such measures could result in reduction of units being produced, reduction of workforce, reduction of salaries of officers and other nonhourly employees, and deferral of royalty payments to Thomas J. Shaw.

     We believe we can achieve a break-even quarter by the end of 2002 utilizing our existing equipment. To achieve our prior projections of a break-even quarter by the first quarter of 2002 we would have needed minimal access to hospital markets, which has been difficult to obtain due to the monopolistic marketplace which is the subject of our lawsuit discussed in our 2001 Form 10-KSB.

     Sales increased 67.5 percent from 2000 to 2001. Abbott purchases comprised
52.9 percent and 47.2 percent of our unit sales in 2000 and 2001, respectively. Sales to Abbott increased 50.7 percent from 2000 to 2001. Abbott distributes and markets our products into the acute care market. While the 50.7 percent increase in our sales to Abbott is significant, recent inconsistencies in sales growth and timing of orders have made it difficult to plan production requirements in an efficient and cost effective manner. Sales to Abbott as a percentage of units sold declined from 73.4 percent to 49.8 percent of total units sold for the three months ended March 31, 2001 and 2002, respectively. Sales to Abbott decreased about 28.0 percent whereas sales to other distributors increased 87.6 percent.

     We anticipate strengthening our capital structure over the next four years by increasing capital through debt and equity offerings, improving profitability, and participating in joint ventures or licensing arrangements, where possible, to accelerate the manufacture and distribution of our products.

     Provided we are able to access the markets, we anticipate producing products at a rate in excess of 48 million syringes and 5 million blood collection tube holders by the end of 2002. In the event we are unable to access the market, we will reduce production accordingly. In order to increase production to meet the expected demand for safe needle devices, we raised over $18 million in debt and equity funds in 2000. We obtained these funds from: (1) two loans given by 1st International Bank totaling $2,000,000, (2) a loan of $5,000,000 from Abbott, and (3) the sale of $11,338,000 of our Series IV Class B Stock. We obtained $2,000,000 of the $18,000,000 from 1st International Bank in the form of two loans. The loan for $1,500,000 from 1st International Bank matures on February 18, 2005. Monthly payments are based on a 20-year amortization and the loan bears interest at prime plus 1 percent. Pursuant to our Loan Agreement with Katie Petroleum, this loan has been assigned to Katie Petroleum. The $500,000 loan, also from 1st International Bank, matured on February 18, 2002, with only interest being paid monthly. This loan was renewed in March 2002 for a one-year term. The interest rate is prime plus 2 percent. See "External Sources of Liquidity."
     -----------------------------

     We obtained $5,000,000 of the $18,000,000 as a result of an agreement with Abbott. On May 4, 2000, we entered into a National Marketing and Distribution Agreement with Abbott for an initial five-year term. Pursuant to the Abbott agreement, Abbott agreed to act as a nonexclusive marketer and distributor of our 1cc, 3cc, 5cc, and 10cc syringes, blood collection tube holders, and small tube adapters to acute care facilities in the United States. As part of the consideration for the Abbott agreement, Abbott agreed to make periodic loans to us prior to June 30, 2005, in increments of $1,000,000 in an aggregate amount of up to $5,000,000 at an interest rate of prime plus 1 percent with any and all amounts lent to be due and payable on June 30, 2005. Accounts receivable from Abbott and contracts where Abbott is the account debtor secure any loans made. Payments due to us from Abbott under the Abbott agreement and certain equipment already owned by us also serve as collateral for the loans granted by Abbott. We have borrowed $5 million under the Abbott agreement. Pursuant to the Abbott agreement, we gave Abbott the right, at its option, to convert any and all principal amounts owed into Common Stock at a price of $10 per share. Abbott also holds registration rights with respect to the shares of Common Stock issued upon conversion of any principal amount of the loan. As part of the consideration paid to us under the Abbott agreement, Abbott purchased $5 million of Series IV Stock under the same terms and conditions as all other investors in the Series IV Stock offering. We expect to fund future expansion through a combination of debt, equity offerings, and internally generated funds. Assuming we are able to access the markets, capital needs are expected to require an additional $87 million over the next five years for expansion of production discussed in greater detail in "Material
                                                                       --------
Commitments for Expenditures" below.
----------------------------

     We obtained the remainder of the $18,000,000 from the sale of $11,338,000 of our Series IV Stock, including the shares purchased by Abbott.

     In November 2001, in order to raise working capital and build a warehouse, we entered into a Loan Agreement with Katie Petroleum whereby we obtained two loans for $2,500,000 and $1,000,000, respectively. However, there have been no borrowings under the $1,000,000 construction loan. The $2,500,000 loan matures on November 12, 2006, and the principal and interest on the $1,000,000 loan (when it is drawn down) will be due and payable on November 12, 2002. The interest rate for both loans is prime plus 1 percent. Additionally, Katie Petroleum purchased the real estate loan from 1st International Bank. Upon completion of the warehouse and related draw down on the construction loan and assuming no defaults, the $1 million loan will be consolidated with the real estate loan purchased from 1st International Bank into a 20-year mortgage on terms to be determined at the time of consolidation. The loans are guaranteed by Thomas J. Shaw, the President and Chief Executive Officer. Pursuant to the loan agreement, we gave Katie Petroleum the right to convert all indebtedness (approximately $5 million when the $1,000,000 loan is drawn down on) into Common Stock at a rate of one share per $7.00 of indebtedness. The terms of the loans are discussed in greater detail in the "External Sources of Liquidity" section
                                        -----------------------------
below.

     In February 2002, the Company renewed its note payable of $500,000 to 1st International for a one-year term.

     On January 18, 2002, Thomas J. Shaw and his wife, Suzanne M. August, forgave $1,000,000 of the royalties payable under a licensing agreement. It has been recorded in the first quarter of 2002 as a capital contribution.

Internal Sources of Liquidity and Anticipated Trends in Sales
-------------------------------------------------------------

     The increase in sales is primarily due to legislation mandating the use of effective safety needles. The legislation requires the use of safe needle devices to eliminate exposure to needlestick injuries. Employers must implement written exposure control plans and involve frontline healthcare workers in the selection of safe needle devices. In addition, the legislation requires employers to create and maintain sharps injury logs containing detailed information on the type, brand, and manufacturer of devices associated with such injuries. The National Institute for Occupational Safety and Health ("NIOSH") issued a safety alert calling on employers to adopt safer needles to reduce needlestick injuries. OSHA issued a Compliance Directive which instructs OSHA inspectors to cite employers who fail to evaluate and buy safety needle devices. The Service Employees International Union ("SEIU") has taken a proactive stance with regard to promoting the use of automated retraction needle devices in member hospitals and by participating in federal and state legislation protests. Demand for safety products is increasing in the United States and internationally. A significant portion of the increased sales has been the result of the Abbott agreement. The desire to mandate safety engineered solutions to protect healthcare workers heralds internationally. The European Union has accepted the issue of needlestick safety as their top issue for healthcare worker safety. Organized healthcare workers in the UK, France, Spain, Germany, and Italy are currently proposing changes to their respective national purchasing agencies to reflect a mandate for safety engineering controls for needlestick protection. Additionally, a working document for a European Directive on the issue has been completed. Our products have been implemented in clinics and hospitals in the UK, France, and other selected European countries and have been demonstrated throughout Europe at trade exhibitions and for selected distributors.

     Sales increased 67.5 percent from 2000 to 2001. Abbott purchases comprised
52.9 percent and 47.2 percent of our unit sales in 2000 and 2001, respectively. Sales to Abbott increased 50.7 percent from 2000 to 2001. Abbott distributes and markets our products into the acute care market. While the 50.7 percent increase in our sales to Abbott is significant, recent inconsistencies in sales growth and timing of orders have made it difficult to plan production requirements in an efficient and cost effective manner. Sales to Abbott as a percentage of units sold declined from 73.4 percent to 49.8 percent of total units sold for the three months ended March 31, 2001, and 2002, respectively. Sales to Abbott decreased about 28.0 percent whereas sales to other distributors increased 87.6 percent.

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

     In April 1997, we obtained a loan from Legacy Bank of Texas (formerly Plano Bank & Trust) in the principal amount of $710,000 at an interest rate of prime plus 1 percent (adjustable daily) for reimbursement for the purchase of equipment, which matures on July 10, 2004. The loan is collateralized by certain machinery and equipment, a certificate of deposit in the amount of $200,000, and restrictions on the transfer of certain patents. This certificate of deposit was applied to the loan balance in 2000. The loan is (continuously and without limit) guaranteed by Thomas J. Shaw, the President and Chief Executive Officer. At March 31, 2002, we were not in compliance with certain debt to equity ratios. The balance of this loan at March 31, 2002, was $36,667 and is included in current maturities of long-term debt. This loan will be paid in full by the end of the third quarter of 2002.

     In February 2000, we obtained loans of $2 million through 1st International Bank of Plano. The proceeds from these loans were used to pay off the Western Bank loan and also for working capital purposes. $1,500,000 of the loan is secured by a lien on the land, building, and building improvements and matures on February 18, 2005. The interest rate on this loan is prime plus 1 percent. As of November 12, 2001, this loan was purchased by Katie Petroleum and is in good standing. The remaining $500,000 is secured by our accounts receivable and matured on February 18, 2002. This note was renewed for a one-year term in March 2002. The interest rate on this loan is the prime rate, as defined in The Wall
                                                                      --------
Street Journal, plus 2 percent. Both loans were guaranteed by a continuing
--------------
guaranty by Thomas J. Shaw, the President and Chief Executive Officer.

     In May 2000, we entered into an agreement with Abbott. As part of the consideration for the Abbott agreement, Abbott agreed to make periodic loans prior to June 30, 2005, in increments of $1,000,000 in an aggregate amount of up to $5,000,000 at an interest rate of prime plus 1 percent with any and all amounts lent to be due and payable on June 30, 2005. We borrowed $3 million in August 2000 and $2 million in December 2000 under the Abbott agreement. At December 31, 2001, and March 31, 2002, the Company had classified the note payable to Abbott as long-term debt based on the stated maturity date of the debt, as well as the Company's interpretation of certain unclear language in the Credit Agreement. The Company, their counsel, and Abbott are presently in discussions to clarify this certain language. This loan is otherwise in good standing.

     At March 31, 2002, we were not in compliance with certain debt to equity ratios under a capital lease agreement. Therefore, we reclassified the entire obligation of $294,822 to current maturities of long-term debt.

     On November 12, 2001, we entered into a Loan Agreement (the "Loan Agreement") with Katie Petroleum whereby Katie Petroleum agreed to: (1) purchase our promissory note dated February 18, 2000, with an original principal amount of $1,500,000 from 1st International Bank of Plano (the "FIB Note") (the FIB Note had a current unpaid principal balance of $1,452,888); (2) loan us a principal amount of $2,500,000, to be used by us as working capital in our manufacturing business (the "Working Capital Loan") (during the first year of the Working Capital Loan only interest is paid; the principal and interest on the Working Capital Loan are payable quarterly thereafter and it matures on November 12, 2006; the Working Capital Loan is secured by certain manufacturing machinery and equipment relating to the production of the 1cc syringe); and (3) loan us an additional principal amount of $1,000,000 under a construction loan for the purpose of building a warehouse facility (the "Construction Loan") (the Construction Loan matures on November 12, 2002, and is secured by a lien upon the land designated for the contemplated warehouse facility). There have been no borrowings under the $1,000,000 Construction Loan. The loans are also guaranteed by Thomas J. Shaw, the President and Chief Executive Officer. The Loan Agreement contains a conversion feature which allows Katie Petroleum, at its option, to exchange all or any part of the indebtedness covered by the Loan Agreement into our authorized Common Stock. The exchange ratio is set at one share of our Common Stock for each $7.00 of indebtedness exchanged by Katie Petroleum. Upon completion of the warehouse contemplated by the Construction Loan, if we are not in default of the Loan Agreement, the unpaid balance of the FIB Note will be consolidated with the unpaid balance of the Construction Loan (after borrowings under the loan have been completed) into a new 20-year mortgage loan with monthly principal and interest payments to be negotiated at the time of such consolidation. The interest rate on both the Working Capital Loan and the Construction Loan is the prime rate, as defined in The Wall Street Journal, plus
                                                   -----------------------
1 percent.

Contractual Obligations and Commercial Commitments
--------------------------------------------------

     The following chart summarizes all of our material obligations and commitments to make future payments under contracts such as debt and lease agreements as of March 31, 2002:


------------------------------------------------------------------------------------------------------------
                                                       Payments Due by Period
                            ---------------------------------------------------------------------------------
                                                               January 1,
                                                                 2003,          January 1,
                                                  By            through        2006, through        After
 Contractual                                   December         December       December 31,        December
 Obligations                    Total          31, 2002         31, 2005           2007            31, 2007
--------------------------- --------------- ---------------- --------------- ----------------- --------------
Long-Term Debt                $9,720,765       $253,558        $1,959,871       $7,507,336          $0
--------------------------- --------------- ---------------- --------------- ----------------- --------------
Capital Lease
Obligations*                   379,924          151,085         211,711           17,128             0
--------------------------- --------------- ---------------- --------------- ----------------- --------------
Total Contractual Cash
Obligations                   10,100,689        404,643        2,171,582        7,524,464            0
--------------------------- --------------- ---------------- --------------- ----------------- --------------

* Although the payment schedules are as indicated above, for financial reporting purposes, amounts due under the major lease obligation with Fleet Capital are shown as current maturities of long-term debt in the financial statements. Such reclassification was due to being out of compliance with certain debt to equity ratios. The lease is otherwise in good standing.

Material Commitments for Expenditures
-------------------------------------

     Subject to our ability to penetrate the market and raise capital, we anticipate capital expenditures in the amount of $87 million over the next five years for the purpose of expanding capacity by adding equipment and additional space (for 14 assembly lines for syringe production and 5 lines for blood collection tube holder production), expanding the current building by an additional 60,000 square feet, constructing a 15,000 square foot warehouse, and constructing another facility for additional assembly, equipment, and warehousing needs in order to meet our target production of syringes and blood collection tube holders. We need this capital to fund equipment and facilities expansion for additional 1cc, 3cc, and blood collection tube holders, as well as equipment to manufacture 5cc and 10cc syringes. The equipment will include machinery for assembly, packaging, and molds. This production target equates to our obtaining 6 percent of the United States' prior estimated 6.6 billion-unit syringe annual market and less than 1 percent of the world's prior estimated 24 billion-unit annual syringe market. As discussed above, we obtained a $5 million Loan Agreement from Katie Petroleum which provided $2.5 million in working capital, $1 million for use in constructing a warehouse facility (which has yet to be drawn down on), and approximately $1.5 million to purchase outstanding indebtedness owed to 1st International Bank in November 2001. We also obtained $18 million in a combination of debt and equity financing in 2000 and, assuming we can access the market, expect to raise additional equity and debt funds over a period of time. We anticipate other funding requirements to be paid from operations. $782,130 of the estimated $1,300,000 in expenditures expected in 2001 were made.

PLAN OF OPERATION ASSUMING LIMITED ACCESS TO MARKETS

     At the present time the Company intends to raise additional equity capital up to $5 million beginning in the second quarter of 2002. The Company has raised $385,000 in equity capital as of May 8, 2002. In the event we are not successful in raising capital and we continue to have only limited market access, the Company would take cost cutting measures to reduce cash requirements. Such measures could result in reduction of units being produced, reduction of workforce, and reduction of salaries of officers and other nonhourly employees and deferral of royalty payments to Thomas J. Shaw.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On January 29, 2001, we filed a lawsuit in the United States District Court for the Eastern District of Texas, Texarkana Division styled Retractable Technologies, Inc. v. Becton Dickinson & Company, Tyco International (U.S.), Inc., Tyco Healthcare Group, L.P., Novation, L.L.C., VHA, Inc., Premier, Inc., and Premier Purchasing Partners, L.P. Cause No. 501CV036. We allege violations of state and federal antitrust acts, tortious interference with prospective business relationships, business disparagement, and common law conspiracy. We are seeking the following damages: an injunction enjoining each defendant from continuing the unlawful conduct alleged and from entering into any other combination, conspiracy, or agreement having similar purposes or effect and for actual damages, punitive damages, treble damages, costs of suit including reasonable attorneys' fees, pre-judgment and post-judgment interest at the maximum possible rate, and such other relief as we may be entitled. The federal court case is currently scheduled for a January 10, 2003, trial and, accordingly, we are still assessing the true extent of damages actually incurred by us as a result of the defendants' monopolistic activities. We are in the process of researching such damage amounts and cannot state them with certainty at this time.

     We are not a party to any other material legal proceeding.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     As of May 8, 2002, we sold 96,250 shares of Series V Class B Stock at $4.00 per share to three accredited investors and one nonaccredited investor pursuant to Regulation D under the Securities Act of 1933, as amended, for an aggregate amount of $385,000.

ITEM 3. Defaults Upon Senior Securities

Series A Convertible Preferred Stock
As of the date of this filing, $307,865 in dividends is in arrears.

Series I Class B Convertible Preferred Stock
As of the date of this filing, $2,337,893 in dividends is in arrears.

Series II Class B Convertible Preferred Stock
As of the date of this filing, $3,739,253 in dividends is in arrears.

Series III Class B Convertible Preferred Stock

As of the date of this filing, $2,176,781 in dividends is in arrears.

Series IV Class B Convertible Preferred Stock
As of the date of this filing, $2,066,998 in dividends is in arrears.

ITEM 6. Exhibits and Reports on Form 8-K

(b)  Reports on Form 8-K

     On January 11, 2002, we filed a Form 8-K with an item 5 disclosure that we received a notice from Lillian Salerno of her intent to cease sales of Common Stock under a Form 144 filed on November 30, 2001.

     On January 18, 2002, we filed a Form 8-K with an item 5 disclosure that we issued a press release regarding our Royalty Waiver Agreement with our Chief Executive Officer where our Chief Executive Officer agreed to waive $1,000,000 in royalties due.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:     May 13, 2002                  RETRACTABLE TECHNOLOGIES, INC.
                                        (Registrant)



                                        BY: /s/ DOUGLAS W. COWAN
                                          --------------------------------------
                                          DOUGLAS W. COWAN
                                          CHIEF FINANCIAL OFFICER