Form 10QSB
period 2002-06-30
RETRACTABLE TECHNOLOGIES INC
filed 2002-08-14
CIK 946563

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       June 30, 2002
                               ----------------------------------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ___________

Commission file number                 000-30885
                      ----------------------------------------------------------

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

                                  511 Lobo Lane
                          Little Elm, Texas 75068-0009
 -------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (972) 294-1010
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
        (Former Name, Former Address, and Former Fiscal Year, if Changed
                               Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,312,600 shares of Common Stock, no par value, issued and outstanding on August 12, 2002.

     Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                   -----   -----

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Balance Sheets                                         3
         Condensed Statements of Operations                               4
         Condensed Statements of Cash Flows                               5
         Notes to Condensed Financial Statements                          6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                            11
         OR PLAN OF OPERATION


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                               19

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                       19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                20

SIGNATURES                                                               21

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         RETRACTABLE TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS

                                                         June 30, 2002    December 31, 2001
                                                         -------------    -----------------
                                                           (unaudited)
ASSETS

Cash and cash equivalents                                 $    820,234         $  1,220,244
Accounts receivable, net                                     3,166,761            1,585,024
Inventories, net                                             3,226,969            3,218,786
Other current assets                                           243,149              245,555
                                                          ------------         ------------
          Total current assets                               7,457,113            6,269,609

Property, plant, and equipment, net                         11,168,622           11,740,464
Intangible assets and deferred charges, net                    447,579              530,378
                                                          ------------         ------------
          Total assets                                    $ 19,073,314         $ 18,540,451
                                                          ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable                                        $  3,356,915         $  4,005,816
  Current portion of long-term debt                            912,556              686,402
  Accrued compensation                                         344,356              399,149
  Marketing fees payable                                     2,241,823            2,429,175
  Accrued royalties                                             92,500            1,019,050
  Provision for product recall and recovery                    642,618                    -
  Other accrued liabilities                                    222,721              259,184
                                                          ------------         ------------
          Total current liabilities                          7,813,489            8,798,776
                                                          ------------         ------------

Long-term debt, net of current maturities                    5,371,715            9,579,053
                                                          ------------         ------------
Stockholders' equity
  Preferred Stock $1 par value
    Class A                                                  1,061,500            1,101,500
    Series I, Class B                                          259,400              261,900
    Series II, Class B                                         431,000              431,000
    Series III, Class B                                        155,745              158,245
    Series IV, Class B                                       1,066,000            1,066,000
    Series V, Class B                                        1,683,471                    -
Additional paid-in capital                                  46,499,234           37,671,513
Accumulated deficit                                        (45,268,240)         (40,527,536)
                                                          ------------         ------------
          Total stockholders' equity                         5,888,110              162,622
                                                          ------------         ------------
          Total liabilities and stockholders' equity      $ 19,073,314         $ 18,540,451
                                                          ============         ============

          See accompanying notes to the condensed financial statements

                         RETRACTABLE TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                  Three Months      Three Months       Six Months         Six Months
                                                      ended             ended             ended             ended
                                                  June 30, 2002     June 30, 2001     June 30, 2002     June 30, 2001
                                                  -------------     -------------     -------------     -------------
                                                    (unaudited)      (unaudited)       (unaudited)       (unaudited)
Sales, net                                        $   4,867,634     $   4,788,930     $   8,983,997     $   8,219,945
Cost of sales                                         3,856,649         3,149,316         6,530,118         6,001,848
Product recall and recovery                             481,637                 -           481,637                 -
                                                  -------------     -------------     -------------     -------------
    Gross profit                                        529,348         1,639,614         1,972,242         2,218,097
                                                  -------------     -------------     -------------     -------------
Operating expenses:
  Sales and marketing                                   987,330         1,158,635         1,933,093         2,400,532
  Research and development                               71,071           179,131           164,572           524,186
  General and administrative                            885,948         1,175,867         1,999,227         2,188,186
  Debt conversion expense                             2,319,073                 -         2,319,073                 -
                                                  -------------     -------------     -------------     -------------
     Total operating expenses                         4,263,422         2,513,633         6,415,965         5,112,904
                                                  -------------     -------------     -------------     -------------
     Loss from operations                            (3,734,074)         (874,019)       (4,443,723)       (2,894,807)

Interest income                                           1,888             9,060             4,777            37,265

Interest expense                                       (139,219)         (119,785)         (301,760)         (240,056)
                                                  -------------     -------------     -------------     -------------
     Net loss                                        (3,871,405)         (984,744)       (4,740,706)       (3,097,598)
                                                  -------------     -------------     -------------     -------------
     Preferred Stock dividend requirements             (498,434)         (517,997)         (977,163)       (1,046,966)
                                                  -------------     -------------     -------------     -------------
     Net loss applicable to common shareholders   $  (4,369,839)    $  (1,502,741)    $  (5,717,869)    $  (4,144,564)
                                                  =============     =============     =============     =============

Net loss per share (basic and diluted)            $       (0.22)    $       (0.08)    $       (0.28)    $       (0.21)
                                                  =============     =============     =============     =============
Weighted average common shares outstanding           20,303,433        19,523,725        20,286,350        19,444,788
                                                  =============     =============     =============     =============

          See accompanying notes to the condensed financial statements

                         RETRACTABLE TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                           Six Months      Six Months
                                                                              ended           ended
                                                                          June 30, 2002   June 30, 2001
                                                                          -------------   -------------
                                                                           (unaudited)     (unaudited)
Cash flows from operating activities
     Net loss                                                             $  (4,740,706)  $  (3,097,598)
     Adjustments to reconcile net loss to net cash
       provided by (used by) operating activities:
       Depreciation and amortization                                            726,797         513,598
       Capitalized interest                                                     (12,732)       (144,868)
       Waiver of vacation pay                                                  (100,936)              -
       Debt conversion expense                                                2,319,073
       Changes in assets and liabilities
             (Increase) decrease in inventories                                  (8,183)     (1,839,921)
             (Increase) decrease in accounts and note receivable             (1,581,737)        835,246
             (Increase) decrease in other current assets                        (52,882)       (255,027)
             Increase (decrease) in accounts payable                          1,685,198         889,636
             Increase (decrease) in marketing fees payable                     (187,352)        247,262
             Increase (decrease) in other accrued liabilities                   389,111       1,239,962
                                                                          -------------   -------------
Net cash used by operating activities                                        (1,564,349)     (1,611,710)
                                                                          -------------   -------------
Cash flows from investing activities
     Purchase of property, plant, and equipment                                 (57,052)       (552,377)
     Acquisition of patents, trademarks, licenses and intangibles                (2,372)        (11,389)
                                                                          -------------   -------------
Net cash used by investing activities                                           (59,424)       (563,766)
                                                                          -------------   -------------
Cash flows from financing activities
     Repayments of long-term debt and notes payable                            (301,899)       (264,707)
     Proceeds from exercise of stock options                                          -           1,500
     Stock subscriptions held in escrow                                               -           2,850
     Proceeds from sale of preferred stock                                    1,554,600               -
     Offering expense for Series V stock                                        (28,938)              -
                                                                          -------------   -------------
Net cash provided (used) by financing activities                              1,223,763        (260,357)
                                                                          -------------   -------------

Net (decrease) increase in cash                                                (400,010)     (2,435,833)
Cash and cash equivalents at:
     Beginning of period                                                      1,220,244       3,727,682
                                                                          -------------   -------------
     End of period                                                        $     820,234   $   1,291,849
                                                                          =============   =============
Supplemental schedule of cash flow information:
    Interest paid                                                         $     293,518   $     144,055
Supplemental schedule of noncash financing activities:
    Forgiveness of royalties by an officer                                $   1,500,000
    Conversion of accounts payable into preferred stock                   $   1,500,000
    Conversion of long-term debt into preferred stock                     $   3,679,284

          See accompanying notes to the condensed financial statements

                         RETRACTABLE TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BUSINESS OF THE COMPANY, BASIS OF PRESENTATION, AND RECENT DEVELOPMENTS

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

Recent developments

In the second quarter of 2002, the Company entered into a contract with Double Dove, the leading syringe manufacturer in the People's Republic of China, to manufacture our syringes for worldwide distribution. Double Dove will supply the syringes at an average unit cost of $0.085.

As of June 30, 2002, the Company recorded an expense of $481,637 related to a recall and recovery of certain lots of its blood collection tube holders. The Company found that, in limited lots, upon testing, some blood collection tube holders retracted prior to activation. The premature retraction occurred during use as well as during shipping and handling. The Company has addressed the premature retraction through the manufacturing and design process.

2.  LIQUIDITY

The Company has been successful in raising funds through private equity financing totaling approximately $50 million over the last six and one-half years. However, the Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the years ended December 31, 2001, 2000, and 1999, the Company incurred a loss from operations of approximately $6.7 million, $10.4 million, and $8.2 million, respectively. For the six months ended June 30, 2002, the Company incurred a loss from operations of approximately $4.4 million. For the years ended December 31, 2001, 2000, and 1999, the Company had negative cash flows from operating activities of approximately $3.7 million, $8.6 million, and $6.8 million, respectively. For the six months ended June 30, 2002, the Company had negative cash flows from operating activities of $1,564,349. As of June 30, 2002, and December 31, 2001 and 2000, the Company had accumulated deficits of approximately $45.3 million, $40.5 million, and $33.3 million, respectively.

Management expects to reach a break-even operating point during the fourth quarter of 2002. The Company has a high concentration of sales with one significant customer. Assuming continued access to the market, the Company plans to devote significant resources to expansion of production capacity to meet current and future expected increases in sales activity. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. In the event the Company cannot generate sufficient revenues or raise additional capital, management has committed to undertake actions to preserve liquidity, including, but not limited to, eliminating research and development expenditures, deferral of royalty payments to a Company officer, and salary reductions.

The Company obtained a loan agreement on November 12, 2001, whereby the lender purchased the real estate note from 1st International Bank and provided a construction loan of $1 million to build a 15,000 square foot warehouse. Upon completion of the warehouse and assuming no defaults, the two loans would have been consolidated into a 20-year loan. Furthermore, the same lender provided a working capital loan of $2.5 million secured by certain equipment. This loan was a five-year loan. The loans were guaranteed by Thomas J. Shaw and all indebtedness (approximately $5 million if the $1,000,000 loan had been drawn down on) would have been convertible into Common Stock of the Company at a rate of one share per $7.00 of indebtedness.

Effective June 21, 2002 the $2,500,000 working capital loan was converted into 625,000 shares of Series V Convertible Preferred Stock ("Series V Stock") and $1,179,284 of the real estate note was converted into 294,821 shares of Series V Stock, leaving a principal balance of zero on the working capital loan and $250,003 on the real estate note. Additionally, payments on the real estate note are interest only until maturity in February 2005. The remaining balance of the real estate note remained convertible into Common Stock under the terms of the original agreement. The Company also granted to the lender a stock option to purchase 100,000 shares of Common Stock. The commitment for the construction loan, which was never drawn on, was cancelled by mutual agreement.

As previously stated, the original loan agreement for these two loans included a provision to convert the loans into Common Stock of the Company at a rate of $7.00 per share. The agreement was modified to be convertible into Series V Stock at $4.00 per share. The remaining balance of the real estate note remained convertible into Common Stock under the terms of the original agreement. As a result of the modification and subsequent conversion of the loans to equity, the Company issued 919,821 shares of Series V Stock. Since the Series V Stock can be immediately convertible to Common Stock, the additional shares have been valued at the market price at the time of the conversion and recorded as debt conversion expense of $1,821,246. The remaining debt conversion expense consists of $440,000 for stock option expense issued in connection with the conversion and $57,827 attributable to the write-off of unamortized debt expense. Both the expense of additional shares of stock issued and the stock option expense were increases to additional paid-in capital.

Additionally, the Company eliminated $1,500,000 of accounts payable as of June 21, 2002, through the issuance of 375,000 shares of Series V Stock. Subsequent to June 30, 2002, the Company eliminated an additional $50,000 in accounts payable through the issuance of 12,500 shares of Common Stock.

On January 18, 2002, Thomas J. Shaw and his wife, Suzanne M. August, forgave $1,000,000 of the royalties payable under a licensing agreement. It was recorded in the first quarter of 2002 as a capital contribution. On June 21, 2002, Thomas
J. Shaw and his wife, Suzanne M. August, forgave an additional $500,000 of the royalties payable under the licensing agreement. It was recorded in the second quarter of 2002 as a capital contribution.

Subsequent to June 30, 2002, the Company raised $431,000 in equity capital.

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

Property, plant, and equipment

Property, plant, and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity and interest cost associated with significant capital additions. For the six months ended June 30, 2002 and 2001, the Company capitalized interest of $12,732 and $144,868, respectively. Gains or losses from property disposals are included in income.

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

Concentrations of credit risk

The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash balances, which may exceed the federally insured limits, are maintained in financial institutions; however, management believes the institutions are of high credit quality. The majority of accounts receivable are due from companies which are well-established entities. As a consequence, management considers any exposure from concentrations of credit risks to be limited. The Company has a high concentration of sales with one significant customer. Sales to this customer were $4,617,900 and $5,734,850 for the six months ended June 30, 2002 and 2001, respectively.

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

Earnings per share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net earnings for the period (adjusted for any cumulative preferred dividends for the period) by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding was 20,303,433 and 19,523,725 for the quarters ended June 30, 2002, and 2001, respectively. The weighted average number of common shares outstanding for the six months ended June 30, 2002, and 2001, were 20,286,350 and 19,444,788 respectively. The
Company's potentially dilutive common stock equivalents, including warrants, options, and convertible debt, are all antidilutive as the Company is in a loss position. Accordingly, basic loss per share is equal to diluted loss per share and is presented on the same line for income statement presentation. Cumulative preferred dividends of $498,434 and $517,997 have been added to net losses for the quarters ended June 30, 2002, and 2001, respectively, to arrive at net loss per share. Cumulative preferred dividends for the six months ended June 30, 2002, and 2001, were $977,163 and $1,046,966 respectively.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." FAS 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." FAS 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of FAS 145 are generally effective for fiscal years beginning after, transactions occurring after, and financial statements issued after May 15, 2002, as specified in FAS 145.

We have adopted FAS 141, 142, 144, and 145 with no material impact to the financial statements.

4.  INDEBTEDNESS

In February 2002, the Company renewed its note payable of $500,000 to 1st International for a one-year term.

As of June 21, 2002, the Company entered into an agreement whereby $3,679,284 of long-term debt was converted into 919,821 shares of Series V Stock and additional consideration of an option to purchase 100,000 shares of Common Stock at $1 per share, exercisable immediately.

At June 30, 2002, the Company has classified the $5,000,000 note payable to Abbott as long-term debt based on the stated maturity of the debt, as well as the Company's interpretation of certain definitional terms in the Credit Agreement. Abbott notified the Company on June 12, 2002, of its belief the Company was in default with certain debt to equity ratios in the Credit Agreement. On June 26, June 28, and July 1, 2002, Abbott demanded payment of the note payable. The Company disputes Abbott's interpretation of the language in the Credit Agreement and disputes Abbott's asserted defaults under the Credit Agreement. In any event, the Company believes its actions with regard to removal of long-term debt, conversion of accounts payable to equity, sales of Series V Class B Convertible Preferred Stock, and forgiveness of royalties by Mr. Shaw and his wife, have placed the Company in compliance, with Abbott's interpretation, within the remedy period. Abbott has been notified of these transactions and their effect on the debt to equity ratio and has since delivered funds that it was holding in connection with the Credit Agreement. The Company intends to continue its efforts to work with Abbott to resolve the dispute over the indebtedness covenant and default provisions and to clarify the definitions in the Credit Agreement.

     There can be no assurance that we will be able to clarify the terms of the Credit Agreement or that Abbott will refrain from asserting its rights under the Credit Agreement, any of which would have a material adverse effect on our results of operations and financial condition.

5.  STOCKHOLDERS' EQUITY

The Company has authorized a total of 5,000,000 shares of its Class B Convertible Preferred Stock which have been allocated among Series I, II, III, IV, and V stock as of July 23, 2002, in the amounts of 259,400; 431,000; 155,745; 1,066,000; and 1,683,471 shares, respectively. Once preferred shares are converted, they return to the status of authorized and unissued shares of Class B Convertible Preferred Stock which are eligible for issuance under any series. However, at no time may the Company have more than 5,000,000 total shares of Class B Convertible Preferred Stock outstanding. As of July 23, 2002, the Company had issued 1,683,471 shares of Series V Class B Convertible Preferred Stock ("Series V Stock").

Series V Stock ranks senior to the Company's Common Stock with respect to dividends and upon liquidation, dissolution, or winding up, but secondary to the Company's Class A Convertible Preferred Stock; and Series I through IV, Class B Convertible Preferred Stock. Holders of Series V Class B Stock will be entitled to receive a cumulative annual dividend of $.32 per share, payable quarterly, if declared by the board of directors. Holders of Series V Stock generally have no voting rights.

Series V Stock is redeemable after two years from the date of issuance at the option of the Company at a price of $4.40 per share plus all accrued and unpaid dividends. Each share of Series V Stock may, at the option of the stockholder any time subsequent to issuance be converted into Common Stock at a rate of one share of Common Stock for each share of Series V Stock. In the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Series V Stock then outstanding are entitled to receive liquidating distributions of $4.40 per share, plus accrued and unpaid dividends.

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

     The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. Variances have been rounded for ease of reading. All period references are to the periods ended June 30, 2002, or June 30, 2001.

                        Comparison of Three Months Ended
                        June 30, 2002, and June 30, 2001

     Net sales were $4,867,634 and $4,788,930 for the three months ended June 30, 2002 and 2001, respectively. The increase of $78,704, was due to an increase in sales of 1cc and 3cc syringes of $497,000 or 12.7 percent offset by a decrease in sales of 5cc and 10cc syringes of $377,000 or 51.9 percent, and a decrease in sales of the blood collection tube holders of $41,000 or 25.3 percent. Sales to Abbott as a percentage of units sold declined from 54.5 percent to 45.95 percent of total units sold. Sales to Abbott decreased about 15.3 percent whereas sales to other distributors increased 28.1 percent. No other distributor accounted for more than 10 percent of units sold.

     Cost of sales increased from $3,149,316 in 2001 to $3,856,649 in 2002, an increase of $707,333 or 22.5 percent. Material costs increased $666,000, somewhat offset by a decrease in direct labor of $153,000 due to improved operating efficiencies. Depreciation increased $50,000 due to the 1cc assembly equipment. Royalty expense increased $16,000 due to increased gross revenues. Cost saving measures such as reduction of overtime, production bonuses, and consulting, as well as reduced repairs and maintenance expense, accounted for the remaining improvements in costs.

     As of June 30, 2002, the Company recorded an expense of $481,637 related to a recall and recovery of certain lots of its blood collection tube holders. The Company found that, in limited lots, upon testing, some blood collection tube holders retracted prior to activiation. The premature retraction occurred during use as well as during shipping and handling. The Company has addressed the premature retraction through the manufacturing and design process.

     Gross margins decreased from $1,639,614 in 2001 to $529,348 in 2002, a decrease of $1,110,266. Gross margin as a percentage of net sales were 32.4 percent and 10.8 percent for the three months ended June 30, 2001 and 2002, respectively.

     Research and development costs decreased from $179,131 in 2001 to $71,071 in 2002, a reduction of $108,060. The reduction is principally due to a decrease in labor costs of $28,000 attributable to unfilled vacancies and transfer of some functions to manufacturing. Additional reductions include $8,000 in experimental parts expense related to the 1cc syringe and consulting costs of $71,000.

     Sales and marketing expense decreased from $1,158,635 in 2001 to $987,330 in 2002, a decrease of $171,305 or 14.8 percent. $62,000 of the decrease is principally due to marketing fees attributable to Abbott due to lower sales volumes to Abbott. Travel and entertainment declined $45,000. Trade show expenses decreased $23,000 and freight was down $13,000.

     General and administrative costs decreased from $1,175,867 in 2001 to $885,948 in 2002, a decrease of $289,919 or 24.7 percent. Decreases in labor costs of $92,000, accounting fees of $32,000, gain of $40,000 on the sale of equipment, and legal expenses of $158,670 account for most of the decrease.

     Debt conversion expense consists of $1,821,246 for Series V Stock issued in excess of the original conversion term of the real estate note and working capital loan, $440,000 for stock options issued in connection with the conversion, and $57,827 of unamortized debt expenses. See Note 2, Liquidity, for a more detailed discussion.

     Net interest expense increased $26,606 principally due to higher loan balances.

     Preferred stock dividend requirements were $498,434 for 2002 compared to $517,997 in 2001, a decrease of $19,563. The decrease is due to reduction in the outstanding preferred stock as a result of conversion to common stock.

     Net loss per share increased from $0.08 per share in 2001 to $0.22 per share in 2002, due principally to the $0.11 per share of debt conversion expense and $0.02 per share of product recall and recovery expense.

                         Comparison of Six Months Ended
                        June 30, 2002, and June 30, 2001

     Net sales were $8,983,997 and $8,219,945 for the six months ended June 30, 2002, and 2001, respectively. The increase of $764,052 was due to an increase in sales of 1cc and 3cc syringes of $2,084,000 or 33.9 percent offset by a decrease in sales of 5cc and 10cc syringes of $688,775 or 61.1 percent, and a decrease in sales of the blood collection tube holders of $631,000 or 66.2 percent. Sales to Abbott as a percentage of units sold declined from 63.1 percent to 48.4 percent of total units sold. Sales to Abbott decreased about 19.5 percent whereas sales to other distributors increased 75.7 percent. No other distributor accounted for more than 10 percent of units sold.

     Cost of sales increased from $6,001,848 in 2001 to $6,530,118 in 2002, an increase of $528,270 or 8.8 percent. Material costs increased $333,000 and direct labor decreased $337,000 due to improved operating efficiencies. Depreciation increased $157,000 due to the 1cc assembly equipment. Royalty expense increased $85,000 due to increased gross revenues. Cost saving measures such as reduction of overtime, production bonuses, and consulting, as well as reduced repairs and maintenance expense, accounted for the remaining improvements in costs.

     As of June 30, 2002, the Company recorded an expense of $481,637 related to a recall and recovery of certain lots of its blood collection tube holders. The Company found that, in limited lots, upon testing, some blood collection tube holders retracted prior to activation. The premature retraction occurred during use as well as during shipping and handling. The Company has addressed the premature retraction through the manufacturing and design process.

     Gross margins decreased from $2,218,097 in 2001 to $1,972,242 in 2002, a decrease of $245,855. Gross margin as a percentage of net sales were 27.0 percent and 22.0 percent for the six months ended June 30, 2001 and 2002, respectively.

     Research and development costs decreased from $524,186 in 2001 to $164,572 in 2002, a reduction of $359,614. The reduction is principally due to a decrease in labor costs of $170,000 attributable to unfilled vacancies. Additional reductions include $31,000 in experimental parts expense related to the 1cc syringe and consulting costs of $128,000.

     Sales and marketing expense decreased from $2,400,532 in 2001 to $1,933,093 in 2002, a decrease of $467,439 or 19.5 percent. $238,000 of the decrease is principally due to marketing fees attributable to Abbott due to lower sales volumes to Abbott. Travel and entertainment declined $86,000. Trade show expenses decreased $24,000 and freight was down $17,000.

     General and administrative costs decreased from $2,188,186 in 2001 to $1,999,227 in 2002, a decrease of $188,959 or 8.6 percent. Labor costs decreased by $153,000, accounting fees increased by $57,000, and legal expenses increased by $121,000. The Company had a gain of $40,000 on the sale of equipment.

     Net interest expense increased $94,192 principally due to higher loan balances.

     Preferred stock dividend requirements were $977,163 for 2002 compared to $1,046,966 in 2001, a decrease of $69,803. The decrease is due to reduction in the outstanding preferred stock as a result of conversion to common stock.

     Net loss per share increased from $0.21 per share in 2001 to $0.28 per share in 2002 due principally to $0.11 per share of debt conversion expense and $0.02 per share of product recall and recovery expense.

     Cash flow from operations improved from a negative $1,611,710 for the six months ended June 30, 2001, to a negative $1,564,349 for the six months ended June 30, 2002, an improvement of $47,361. The Company's net loss before depreciation, capitalized interest, waiver of vacation pay and debt conversion expense was reduced from $2.729 million to $1.809 million for the six months ended June 30, 2001 and June 30, 2002, respectively. This improvement of $920,000 was augmented by positive variances of $1.832 million in inventory. These positive variances were mitigated by increases in accounts receivable of $1.582 million for the six months ended June 30, 2002 compared to a decrease of $835,000 for the same period last year. Changes in other current assets and liabilities accounted for a negative $288,000 variance. Cash used in investing activities decreased $504,342 due to limited capital expenditures in the current period. Repayments of debt increased $37,192 over the same period last year.

SIGNIFICANT ACCOUNTING POLICIES

     The Company considers the following to be its most significant accounting policies. Careful consideration and Company review are given to these and all accounting policies on a routine basis to ensure that they are accurately and consistently applied.

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

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). FAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." FAS 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." FAS 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of FAS 145 are generally effective for fiscal years beginning after, transactions occurring after, and financial statements issued after May 15, 2002, as specified in FAS 145.

     We have adopted FAS 141, 142, 144 and 145 with no material impact to the financial statements.

OTHER FINANCIAL MATTERS

     Our Company does not engage in off balance sheet financing through structured finance or special purpose entities or otherwise. Our Company furthermore does not engage in related party or other kinds of transactions on special terms other than those we have disclosed.

LIQUIDITY AND FUTURE CAPITAL REQUIREMENTS

     The Company intends to raise additional equity capital in 2002 of up to approximately $12 million. The Company has raised $7,164,884 in equity capital as of August 14, 2002 from the sale of Series V Stock. There can be no assurances that such efforts to raise equity capital will be successful. In the event we are not successful in raising capital and we continue to have only limited market access, the Company would take cost cutting measures to reduce cash requirements. Such measures could result in reduction of units being produced, reduction of workforce, reduction of salaries of officers and other nonhourly employees, and deferral of royalty payments to Thomas J. Shaw. Thomas
J. Shaw and his wife, Suzanne M. August, did forego an additional $500,000 in royalty payments in the second quarter of 2002.

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

     Provided we are able to access the markets, we anticipate producing products at a rate in excess of 43 million syringes and 1 million blood collection tube holders by the end of 2002. In the event we are unable to access the market, we will reduce production accordingly

     We expect to fund future expansion through a combination of debt, equity offerings, and internally generated funds. Assuming we are able to access the markets, capital needs are expected to require an additional $87 million over the next five years for expansion of production discussed in greater detail in "Material Commitments for Expenditures" below.

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

     Sales increased 67.5 percent from 2000 to 2001. Abbott purchases comprised
52.9 percent and 47.2 percent of our unit sales in 2000 and 2001, respectively. Sales to Abbott increased 50.7 percent from 2000 to 2001. Abbott distributes and markets our products into the acute care market. Sales to Abbott as a percentage of units sold declined from 54.5 percent to 45.9 percent of total units sold for the three months ended June 30, 2001 and 2002, respectively. Sales to Abbott as a percentage of units sold declined from 63.1 percent to 48.4 percent of total units sold for the six months ended June 30, 2001 and 2002, respectively. Unit sales to Abbott for the six months ended June 30, 2002, and 2001, were 9,528,000 units and 11,869,000 units, respectively. Unit sales to others were approximately 10,157,000 and 6,934,000 for the six months ended June 30, 2002, and 2001, respectively. This represents an increase of 46.5%. Sales to Abbott decreased about 19.5 percent whereas sales to other distributors increased 75.7 percent. Sales to customers other than Abbott were 47.1 percent and 52.8 percent of sales in 2000 and 2001, respectively. Unit sales to others were approximately $10,157,000 and $6,934,000 for the six months ended June 30, 2002, and 2001, respectively. This represents an increase of 46.5%. Sales to others increased
89.4 percent from 2000 to 2001. Sales to others consist primarily of sales into the alternate care market. While the sales to Abbott are significant, recent inconsistencies in Abbott's marketing efforts and timing of orders have made it difficult to plan production requirements in an efficient and cost effective manner.

     On January 18, 2002, Thomas J. Shaw and his wife, Suzanne M. August, forgave $1,000,000 of the royalties payable under a licensing agreement. It has been recorded in the first quarter of 2002 as a capital contribution. An additional $500,000 was forgiven and recorded as a capital contribution in the second quarter of 2002.

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

     In April 1997, we obtained a loan from Legacy Bank of Texas (formerly Plano Bank & Trust) in the principal amount of $710,000 at an interest rate of prime plus 1 percent (adjustable daily) for reimbursement for the purchase of equipment, which was scheduled to mature on July 10, 2004. The loan was collateralized by certain machinery and equipment, a certificate of deposit in the amount of $200,000, and restrictions on the transfer of certain patents. This certificate of deposit was applied to the loan balance in 2000. The loan was (continuously and without limit) guaranteed by Thomas J. Shaw, the President and Chief Executive Officer. This loan was paid off in the third quarter of 2002.

     In February 2000, we obtained two loans totaling $2 million through 1st International Bank of Plano. The proceeds from these loans were used to pay off a prior loan and also for working capital purposes. One of the loans, representing $1,500,000 of the $2 million, is secured by a lien on the land, building, and building improvements and matures on February 18, 2005. The interest rate on this loan is prime plus 1 percent. As of November 12, 2001, this loan was purchased by Katie Petroleum, and all except for approximately $250,003 of the balance outstanding on this loan was settled in exchange for a combination of Preferred Stock of the Company and an option for the purchase of 100,000 shares of Common Stock. Monthly payments are interest only until maturity. This loan further provides in the event dividend arrearages exist, the maturity date will be extended on a year to year basis. The remaining $500,000 loan from 1st International Bank of Plano is secured by our accounts receivable and matured on February 18, 2002. This note was renewed for a one-year term in March 2002. The interest rate on this loan is the prime rate, as defined in The Wall Street Journal, plus 2 percent. Only interest is paid monthly. See Note 2, LIQUIDITY. Both loans are guaranteed by a continuing guaranty by Thomas J. Shaw, the President and Chief Executive Officer. The loans are in good standing.

     On May 4, 2000, we entered into a National Marketing and Distribution Agreement with Abbott for an initial five-year term. Pursuant to the Abbott agreement, Abbott agreed to act as a nonexclusive marketer and distributor of our 1cc, 3cc, 5cc, and 10cc syringes, blood collection tube holders, and small tube adapters to acute care facilities in the United States. As part of the consideration for the Abbott agreement, Abbott agreed to make periodic loans to us prior to June 30, 2005, in increments of $1,000,000 in an aggregate amount of up to $5,000,000 at an interest rate of prime plus 1 percent with any and all amounts lent to be due and payable on June 30, 2005. Accounts receivable from Abbott and contracts where Abbott is the account debtor secure any loans made. Payments due to us from Abbott under the Abbott agreement and certain equipment already owned by us also serve as collateral for the loans granted by Abbott. We have borrowed $5 million under the Abbott agreement. Certain disputes have arisen between us and Abbott in connection with the Credit Agreement, which are described below. Pursuant to the Abbott agreement, we gave Abbott the right, at its option, to convert any and all principal amounts owed into Common Stock at a price of $10 per share. Abbott also holds registration rights with respect to the shares of Common Stock issued upon conversion of any principal amount of the loan. As part of the consideration paid to us under the Abbott agreement, Abbott purchased $5 million of Series IV Stock under the same terms and conditions as all other investors in the Series IV Stock offering. At December 31, 2001, and June 30, 2002, the Company has classified the note payable to Abbott as long-term debt based on the stated maturity of the debt, as well as the Company's interpretation of certain definitional terms in the Credit Agreement. Abbott notified the Company on June 12, 2002, of its belief the Company was in default with a certain debt to equity ratio in the Credit Agreement. On June 26, June 28, and July 1, 2002, Abbott demanded payment of the note payable. The Company disputes Abbott's interpretation of the language in the Credit Agreement and disputes Abbott's asserted defaults under the Credit Agreement. In any event, the Company believes its actions with regard to removal of long-term debt, conversion of accounts payable to equity, sales of Series V Convertible Preferred Stock, and forgiveness of royalties by Mr. Shaw and his wife, have placed the Company in compliance, with Abbott's interpretation, within the remedy period. Abbott has been notified of these transactions and their effect on the debt to equity ratio and has since delivered funds that it was holding in connection with the Credit Agreement. The Company intends to continue its efforts to work with Abbott to resolve the dispute over the indebtedness covenant and default provisions and to clarify the definitions in the Credit Agreement. This loan is otherwise in good standing. There can be no assurance that we will be able to clarify the terms of the Credit Agreement or that Abbott will refrain from asserting its rights under the Credit Agreement, any of which would have a material adverse effect on our results of operations and financial condition. See Note 4, INDEBTEDNESS.

     We obtained $11,338,000 in 2000 from the sale of our Series IV Stock, including the shares purchased by Abbott.

     On November 12, 2001, we entered into a Loan Agreement (the "Loan Agreement") with Katie Petroleum whereby Katie Petroleum agreed to: (1) purchase our promissory note dated February 18, 2000, with an original principal amount of $1,500,000 from 1st International Bank of Plano (the "FIB Note") (the FIB Note had an unpaid principal balance of $1,429,287); (2) loan us a principal amount of $2,500,000, to be used by us as working capital in our manufacturing business (the "Working Capital Loan") (during the first year of the Working Capital Loan only interest was payable; the principal and interest on the Working Capital Loan were payable quarterly thereafter and it was scheduled to mature on November 12, 2006; the Working Capital Loan was secured by certain manufacturing machinery and equipment relating to the production of the 1cc syringe); and (3) loan us an additional principal amount of $1,000,000 under a construction loan for the purpose of building a warehouse facility (the "Construction Loan"). There were no borrowings under the $1,000,000 Construction Loan. The loans were also guaranteed by Thomas J. Shaw, the President and Chief Executive Officer. The Loan Agreement contains a conversion feature which allows Katie Petroleum, at its option, to exchange all or any part of the indebtedness covered by the Loan Agreement into our authorized Common Stock. The exchange ratio is set at one share of our Common Stock for each $7.00 of indebtedness exchanged by Katie Petroleum. The interest rate on the Working Capital Loan was the prime rate, as defined in the Wall Street Journal, plus one percent.
                                  -------------------
Effective as of June 21, 2002, the Loan Agreement was modified by the execution of a First Amendment to Loan Agreement and Loan Documents and a Note Modification Agreement (the "Amended Loan Documents") as well as a Securities Purchase Agreement effective June 21, 2002. Under the Amended Loan Documents, Katie Petroleum agreed to the settlement and cancellation of the entire $2,500,000 Working Capital Loan and partial settlement and cancellation of $1,179,284 of the outstanding amount payable on the FIB Note in exchange for the issuance of 919,821 shares of Series V Stock of the Company and an option for the purchase of 100,000 shares of Common Stock at a price of $1 per share. The terms of the FIB Note were modified by the Amended Loan Documents to provide for monthly payments of accrued interest and a February 18, 2005, maturity date. This loan further provides in the event dividend arrearages exist, the maturity date will be extended on a year to year basis. The Amended Loan Documents also terminate Katie Petroleum's commitment to make the $1,000,000 Construction Loan (which was never drawn down upon). As a result of the agreement, the remaining aggregate amount of indebtedness outstanding and convertible by Katie Petroleum under the original Loan Agreement is $250,003.

     Effective as of June 21, 2002, the Company eliminated $1,500,000 of accounts payable through the sale of 375,000 shares of Series V Stock. Subsequent to June 30, 2002, the Company eliminated an additional $50,000 in accounts payable through the issuance of 12,500 shares of Common Stock.

     We have raised $7,164,884 in equity capital of August 14, 2002, by the sale of Series V Stock.




Contractual Obligations and Commercial Commitments
--------------------------------------------------

     The following chart summarizes all of our material obligations and commitments to make future payments under contracts such as debt and lease agreements as of June 30, 2002:

--------------------------------------------------------------------------------------------------------------------
                                                                   Payments Due by Period
                                          --------------------------------------------------------------------------
                                                                         January 1,
                                                                           2003,         January 1,
                                                            By            through      2006, through      After
        Contractual Obligations                         December 31,    December 31,    December 31,   December 31,
                                             Total         2002             2005            2007           2007
----------------------------------------- ------------- -------------- -------------- --------------- --------------
Long-Term Debt                             $5,955,281     $102,789      $5,852,492        $    0            $0
----------------------------------------- ------------- -------------- -------------- --------------- --------------
Capital Lease Obligations                  $  328,990      100,151         222,703         6,136            $0
----------------------------------------- ------------- -------------- -------------- --------------- --------------
Total Contractual Cash Obligations         $6,284,271     $202,940      $6,075,195        $6,136            $0
----------------------------------------- ------------- -------------- -------------- --------------- --------------

Material Commitments for Expenditures
-------------------------------------

     We obtained $18 million in a combination of debt and equity financing in 2000. We obtained a $5 million Loan Agreement from Katie Petroleum in 2001 which provided, among other things, $2.5 million in working capital. As of August 14, 2002, we have raised approximately $7,164,884 in equity capital through the sale of equities. We anticipate no material capital expenditures in 2002. Future expenditures will depend on our ability to penetrate the market and raise capital.

     Subject to our ability to penetrate the market and raise capital, we anticipate capital expenditures in the amount of $87 million over the next five years for the purpose of expanding capacity by adding equipment and additional space (for 14 assembly lines for syringe production and 5 lines for blood collection tube holder production), expanding the current building by an additional 60,000 square feet, constructing a 15,000 square foot warehouse, and constructing another facility for additional assembly, equipment, and warehousing needs in order to meet our target production of syringes and blood collection tube holders. We need this capital to fund equipment and facilities expansion for additional 1cc, 3cc, and blood collection tube holders, as well as equipment to manufacture 5cc and 10cc syringes. The equipment will include machinery for assembly, packaging, and molds. This production target equates to our obtaining 6 percent of the United States' prior estimated 6.6 billion-unit syringe annual market and less than 1 percent of the world's prior estimate 24 billion-unit annual syringe market


PLAN OF OPERATION ASSUMING LIMITED ACCESS TO MARKETS

     At the present time the Company intends to raise additional equity capital up to approximately $12 million in 2002. The Company has raised $7,164,884 of equity capital as of August 14, 2002. This included $1,935,600 in cash, $3,679,284 in exchange for long-term debt, and $1,550,000 for exchange of accounts payable. In the event we are not successful in raising capital and we continue to have only limited market access, the Company would take cost cutting measures to reduce cash requirements. Such measures could result in reduction of units being produced, reduction of workforce, and reduction of salaries of officers and other nonhourly employees and deferral of royalty payments to Thomas J. Shaw. Thomas J. Shaw and his wife, Suzanne M. August, also forgave $500,000 in royalties during the second quarter of 2002.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On January 29, 2001, we filed a lawsuit in the United States District Court for the Eastern District of Texas, Texarkana Division styled Retractable Technologies, Inc. v. Becton Dickinson & Company, Tyco International (U.S.), Inc., Tyco Healthcare Group, L.P., Novation, L.L.C., VHA, Inc., Premier, Inc., and Premier Purchasing Partners, L.P. Cause No. 501CV036. We allege violations of state and federal antitrust acts, tortious interference with prospective business relationships, business disparagement, and common law conspiracy. We are seeking the following damages: an injunction enjoining each defendant from continuing the unlawful conduct alleged and from entering into any other combination, conspiracy, or agreement having similar purposes or effect and for actual damages, punitive damages, treble damages, costs of suit including reasonable attorneys' fees, pre-judgment and post-judgment interest at the maximum possible rate, and such other relief as we may be entitled. The federal court case is currently scheduled for a January 7, 2003, trial. We are still assessing the true extent of damages actually incurred by us as a result of the defendants' monopolistic activities. We are in the process of researching such damage amounts and cannot state them with certainty at this time.

     We are not a party to any other material legal proceeding.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company is obligated, under a loan made by Texas Bank, not to make any distribution upon our capital stock, purchase any of our capital stock, or merge without prior written consent. Such permission was obtained where necessary.

     On June 21, 2002, the authorized number of shares of Series V Stock of the Company was increased by resolution of the Board of Directors to not more than 3,097,855 shares. Holders of existing shares of Class A and Class B convertible preferred shares are not affected by the authorization of this additional series of Class B stock as all shares of this series are subordinate to the Class A and Series I through IV Class B convertible preferred stock.

     On June 21, 2002, we sold 919,821 shares of Series V Stock and a non-qualified option for the purchase of 100,000 shares of Common Stock of the Company at an exercise price of $1 per share to Katie Petroleum in exchange for the settlement and cancellation of debt in the amount of $3,679,284 pursuant to Regulation D under the Securities Act of 1933, as amended. The option is exercisable immediately.

     In 2002, we sold 387,500 shares of Series V Stock pursuant to Regulation D under the Securities Act of 1933, as amended, to accredited investor vendors of the Company in exchange for the cancellation and settlement of $1,550,000 in accounts payable amounts owed by the Company at a rate of $4.00 in value of accounts payable amounts due per share.

     As of August 14, 2002, we sold 1,791,221 shares of Series V Class B Stock at $4.00 per share to 18 accredited investors and 6 nonaccredited investors pursuant to Regulation D under the Securities Act of 1933, as amended, for an aggregate amount of $1,935,600 in cash. We did not pay any commissions on these sales.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Abbott notified the Company on June 12, 2002, of its belief the Company was in default with a certain debt to equity ratio in the Credit Agreement. On June 26, June 28, and July 1, 2002, Abbott demanded payment of the note payable. The Company disputes Abbott's interpretation of the language in the Credit Agreement and disputes Abbott's asserted defaults under the Credit Agreement. In any event, the Company believes its actions with regard to removal of long-term debt, conversion of accounts payable to equity, sales of Series V Stock, and forgiveness of royalties by Mr. Shaw and his wife, have placed the Company in compliance, with Abbott's interpretation, within the remedy period. Abbott has been notified of these transactions and their effect on the debt to equity ratio and has since delivered funds that it was holding in connection with the Credit Agreement. The Company intends to continue its efforts to work with Abbott to resolve the dispute over the indebtedness covenant and default provisions and to clarify the definitions in the Credit Agreement.

     There can be no assurance that we will be able to clarify the terms of the Credit Agreement or that Abbott will refrain from asserting its rights under the Credit Agreement, any of which would have a material adverse effect on our results of operations and financial condition.

Series A Convertible Preferred Stock
As of the date of this filing, $339,825 in dividends is in arrears.

Series I Class B Convertible Preferred Stock
As of the date of this filing, $2,370,318 in dividends is in arrears.

Series II Class B Convertible Preferred Stock
As of the date of this filing, $3,847,003 in dividends is in arrears.

Series III Class B Convertible Preferred Stock
As of the date of this filing, $2,215,718 in dividends is in arrears.

Series IV Class B Convertible Preferred Stock
As of the date of this filing, $2,333,498 in dividends is in arrears.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit No.    Description of Document
-----------    -----------------------

3.1 Statement of Increase in Authorized Shares of Series V Class B Convertible Preferred Stock of Retractable Technologies, Inc. filed June 21, 2002

4.1            Sample Series V Class B Convertible Preferred Stock Certificate

10.1 Royalty Waiver Agreement entered into among Retractable Technologies, Inc., Thomas J. Shaw, and Suzanne M. August effective as of June 21, 2002

99 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350

(b)  Reports on Form 8-K

     On April 4, 2002, we filed a Form 8-K with an item 5 disclosure that we issued a press release entitled "Retractable Technologies, Inc. Announces Significant Revenue Increase for 2001."

     On April 11, 2002, we filed a Form 8-K with an item 5 disclosure that we issued a press release entitled "Retractable Technologies, Inc. Hires Halliburton Investor Relations to Implement Strategic Financial Communications Program."

     On April 19, 2002, we filed a Form 8-K with an item 5 disclosure that we issued a press release entitled "Investrend Research Announces Investment
Opinion: Retractable Technologies `Strong Buy,' $11.00 12 Mo Target Issued by Investrend Analyst Justin Canivet, CFA."

     On May 1, 2002, we filed a Form 8-K with an item 5 disclosure that we issued a press release entitled "Retractable Technologies' CEO Thomas J. Shaw Applauds Senate Anti-Trust Hearing On Hospital Purchasing Cartels Urges Panel to `Restore Free Market Competition to the Healthcare Industry'."

     On May 10, 2002, we filed a Form 8-K with an item 5 disclosure that we issued a press release entitled "Retractable Technologies, Inc. Announces Twenty Percent Revenue Increase for Three Months Ended March 31, 2002."

     On May 23, 2002, we filed a Form 8-K with an item 5 disclosure that we issued a press release entitled "Centers for Disease Control Selects VanishPoint(R) Safety Needle Devices for Anthrax Vaccine Study."

     On May 31, 2002, we filed a Form 8-K with an item 9 disclosure that we issued a letter to shareholders on May 31, 2002.

     On June 25, 2002, we filed a Form 8-K with an item 5 disclosure that we issued a press release entitled "Retractable Technologies Signs Agreement to Produce VanishPoint Safety Syringes in China for Global Market."

     On June 28, 2002, we filed a Form 8-K with an item 4 disclosure that we changed our certifying accountant.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 14, 2002                   RETRACTABLE TECHNOLOGIES, INC.
                                            (Registrant)

                                        BY: /s/ DOUGLAS W. COWAN
                                           ---------------------------------
                                           DOUGLAS W. COWAN
                                           CHIEF FINANCIAL OFFICER