Form 10QSB
period 2002-09-30
RETRACTABLE TECHNOLOGIES INC
filed 2002-11-14
CIK 946563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2002

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                          to

Commission file number                      000-30885

Retractable Technologies, Inc.

(Exact name of small business issuer as specified in its charter)

Texas	75-2599762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

511 Lobo Lane
Little Elm, Texas 75068-0009

(Address of principal executive offices)

(972) 294-1010

(Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 20,318,100 shares of Common Stock, no par value, issued and outstanding on November 13, 2002.

Transitional Small Business Disclosure Format (check one):        Yes                    No      X

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

RETRACTABLE TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$926,490	$1,220,244
Accounts receivable, net	2,446,072	1,585,024
Inventories, net	2,897,390	3,218,786
Preferred stock subscriptions receivable	2,100,000	—
Other current assets	366,344	245,555

Total current assets	8,736,296	6,269,609

Property, plant, and equipment, net	10,868,730	11,740,464
Intangible assets and deferred charges, net	733,455	530,378

Total assets	$20,338,481	$18,540,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$4,361,849	$4,005,816
Current portion of long-term debt	949,850	686,402
Accrued compensation	180,374	399,149
Marketing fees payable	1,609,358	2,429,175
Accrued royalties payable	300,560	1,019,050
Other accrued liabilities	198,990	259,184

Total current liabilities	7,600,981	8,798,776

Long-term debt, net of current maturities	5,336,607	9,579,053

Stockholders’ equity
Preferred Stock $1 par value
Class A	1,056,000	1,101,500
Series I, Class B	259,400	261,900
Series II, Class B	431,000	431,000
Series III, Class B	150,745	158,245
Series IV, Class B	1,066,000	1,066,000
Series V, Class B	1,863,721	—
Series V, Class B – Stock subscriptions	2,100,000	—
Additional paid-in capital	47,341,179	37,671,513
Accumulated deficit	(46,867,152)	(40,527,536)

Total stockholders’ equity	7,400,893	162,622

Total liabilities and stockholders’ equity	$20,338,481	$18,540,451

See accompanying notes to the condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months ended September 30, 2002	Three Months ended September 30, 2001	Nine Months ended September 30, 2002	Nine Months ended September 30, 2001
Sales, net	$4,399,356	$4,542,481	$13,383,353	$12,762,425
Cost of sales	3,778,294	4,413,057	10,308,412	10,414,905
Product recall and recovery	—	—	481,637	—

Gross profit	621,062	129,424	2,593,304	2,347,520

Operating expenses:
Sales and marketing	831,793	1,014,842	2,764,887	3,415,374
Research and development	81,988	127,598	246,560	651,784
General and administrative	1,215,195	1,028,127	3,214,424	3,216,313
Deferred IPO expenses	—	540,273	—	540,273
Debt conversion expense	—	—	2,319,073	—

Total operating expenses	2,128,976	2,710,840	8,544,944	7,823,744

Loss from operations	(1,507,914)	(2,581,416)	(5,951,640)	(5,476,224)

Interest income	2,165	8,566	6,942	45,831
Interest expense	(93,162)	(150,781)	(394,918)	(390,837)

Net loss	(1,598,911)	(2,723,631)	(6,339,616)	(5,821,230)
Preferred Stock dividend requirements	(617,747)	(494,445)	(1,594,910)	(1,541,411)

Net loss applicable to common shareholders	$(2,216,658)	$(3,218,076)	$(7,934,526)	$(7,362,641)

Net loss per share (basic and diluted)	$(0.11)	$(0.16)	$(0.39)	$(0.38)

Weighted average common shares outstanding	20,311,017	19,975,350	20,294,572	19,621,642

See accompanying notes to the condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months ended September 30, 2002	Nine Months ended September 30, 2001
Cash flows from operating activities
Net Loss	$(6,339,616)	$(5,821,230)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Depreciation and amortization	1,000,147	843,962
Capitalized interest	(19,191)	(148,312)
Waiver of accrued vacation	(100,936)	—
Debt conversion expense	2,319,073	—
Stock option compensation	48,927	—
Change in assets and liabilities:
(Increase) decrease in inventories	321,396	(550,436)
(Increase) decrease in accounts receivable	(861,048)	348,088
(Increase) decrease in other current assets	(1,389)	267,392
Increase (decrease) in accounts payable	1,906,032	1,087,443
Increase (decrease) in marketing fees payable	(819,817)	404,469
Increase (decrease) in other accrued liabilities	603,478	1,748,737

Net cash used by operating activities	(1,942,944)	(1,819,887)

Cash flows from investing activities
Purchase of property, plant, and equipment	(68,409)	(648,425)
Acquisition of patents, trademarks, and licenses	(2,372)	(37,492)

Net cash used by investing activities	(70,781)	(685,917)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(419,112)	(394,331)
Stock subscriptions held in escrow	—	5,880
Proceeds from sale of Series V stock	2,225,600	—
Proceeds from exercise of stock options	—	4,000
Offering expense for Series V stock	(86,517)	—

Net cash provided (used) by financing activities	1,719,971	(384,451)

Net decrease in cash	(293,754)	(2,890,255)
Cash and cash equivalents at:
Beginning of period	1,220,244	3,727,682

End of period	$926,490	$837,427

Supplemental disclosures of cash flow information:
Interest paid	$389,026	$193,382

Supplemental schedule of noncash financing and investing activities:
Forgiveness of royalties by an officer	$1,500,000	$—
Conversion of accounts payable into preferred stock	$1,550,000	$—
Conversion of long-term debt into preferred stock	$3,679,284	$—
Equipment acquired through capital lease obligation	$—	$43,451
Assets acquired through acquisition of debt	$—	$75,451
Series V stock subscriptions issued	$2,100,000	$—
Loan origination fee paid in stock options	$299,346	$—

See accompanying notes to the condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.	BUSINESS OF THE COMPANY, BASIS OF PRESENTATION, AND RECENT DEVELOPMENTS

Business of the Company

Retractable Technologies, Inc. (the “Company”) was incorporated in Texas on May 9, 1994, to design, develop, manufacture, and market safety syringes and other safety medical products for the healthcare profession. The Company began to develop its manufacturing operations in 1995. The Company’s manufacturing and administrative facilities are located in Little Elm, Texas. The Company’s primary products are the VanishPoint® syringe in 1cc, 3cc, 5cc, and 10cc sizes and blood collection tube holders. The Company has conducted clinical evaluations and worked with national distributors to encourage healthcare facilities to transition from the use of standard syringes to the VanishPoint® syringe. Preliminary shipments, which commenced in February 1997, included syringes for hospital product evaluations as well as for sale in clinics and other healthcare settings.

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All of such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements for the year ended December 31, 2001.

Recent developments

As of September 30, 2002, the Company recorded an expense of $481,637 related to a recall and recovery of certain lots of its blood collection tube holders. The Company found that, in limited lots, upon testing, some blood collection tube holders retracted prior to activation. The premature retraction occurred during use as well as during shipping and handling. The Company has addressed the premature retraction through the manufacturing and design process.

2.	LIQUIDITY

The Company has been successful in raising funds through private equity financing totaling approximately $52.6 million, including approximately $5.2 million in conversion of debt and accounts payable, over the last six and one-half years. However, the Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the years ended December 31, 2001, 2000, and 1999, the Company incurred a loss from operations of approximately $6.7 million, $10.4 million, and $8.2 million, respectively. For the nine months ended September 30, 2002, the Company incurred a loss from operations of approximately $5.9 million. For the years ended December 31, 2001, 2000, and 1999, the Company had negative cash flows from operating activities of approximately $3.7 million, $8.6 million, and $6.8 million, respectively. For the nine months ended September 30, 2002, the Company had negative cash flows from operating activities of $1.9 million. As of September 30, 2002, and December 31, 2001, and 2000, the Company had accumulated deficits of approximately $46.9 million, $40.5 million, and $33.3 million, respectively.

For the nine months ended September 30, 2002, the Company had two distributors which each accounted for more than 10% of our sales. Management expects to reach a break-even operating point during the fourth quarter of 2002. Assuming access to the market, the Company plans to devote significant resources to expansion of production capacity to meet current and future expected increases in sales activity. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company.

The Company obtained a working capital loan of $2.5 million secured by certain equipment. This loan was a five-year loan. Furthermore, the same investor provided a loan agreement on November 12, 2001, whereby the investor purchased the real estate note from 1st International Bank and provided a commitment for a construction loan of $1 million to build a 15,000 square foot warehouse. The construction loan was never drawn on. Upon completion of the warehouse and assuming no defaults, the two loans would have been consolidated into a 20-year loan. The loans were guaranteed by Thomas J. Shaw and all indebtedness (approximately $5 million if the $1 million loan had been drawn down on) would have been convertible into Common Stock of the Company at a rate of one share per $7.00 of indebtedness.

Effective June 21, 2002, the $2.5 million working capital loan was canceled in exchange for 625,000 shares of Series V Class B Convertible Preferred Stock (“Series V Stock”) and $1,179,284 of the real estate note was canceled in exchange for 294,821 shares of Series V Stock, leaving a principal balance of zero on the working capital loan and $250,003 on the real estate note. Additionally, payments on the real estate note are interest only until maturity in February 2005. The remaining balance of the real estate note remained convertible into Common Stock under the terms of the original agreement. The Company also granted to the investor a stock option to purchase 100,000 shares of Common Stock. The commitment for the construction loan, which was never drawn on, was canceled by mutual agreement. Since the Series V Stock can be immediately convertible to Common Stock, the additional shares have been valued at the market price at the time of the conversion and recorded as debt conversion expense of $1,821,246. The remaining debt conversion expense consists of $440,000 for stock option expense issued in connection with the conversion and $57,827 attributable to the write-off of unamortized debt expense. Both the expense of additional shares of stock issued and the stock option expense were increases to shareholders’ equity.

Effective as of September 30, 2002, the Company entered into an agreement with the investor discussed in the preceding paragraphs and its affiliates whereby they agreed to purchase 525,000 shares of Series V Stock at a price of $2.1 million and the investor committed to lending the Company $3.0 million. The Company agreed to use $5 million of the proceeds to retire the Abbott Laboratories (“Abbott”) note. Upon funding of these transactions, the Abbott note and related interest were paid in full on October 7, 2002. The new note bears interest at prime plus one percent and matures in ten years. Payments are interest only through February 2004. The note is convertible into Common Stock of the Company at $4.00 per share. The note is not collateralized and is not subject to prepayment penalty. The note is personally guaranteed by Thomas J. Shaw, the President and Chief Executive Officer of the Company. The Company authorized options to purchase 136,439 shares of its Common Stock in connection with these transactions.

Additionally, the Company eliminated $1.5 million of accounts payable as of June 21, 2002, through the issuance of 375,000 shares of Series V Stock. In the third quarter of 2002, the Company eliminated an additional $50,000 in accounts payable through the issuance of 12,500 shares of Series V Stock.

On January 18, 2002, Thomas J. Shaw and his wife, Suzanne M. August, forgave $1 million of the royalties payable under a licensing agreement. It was recorded in the first quarter of 2002 as a capital contribution. On June 21, 2002, Thomas J. Shaw and his wife, Suzanne M. August, forgave an additional $500,000 of the royalties payable under the licensing agreement. It was recorded in the second quarter of 2002 as a capital contribution.

Subsequent to September 30, 2002, the Company raised $110,000 in equity capital.

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

Property, plant, and equipment

Property, plant, and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity and interest cost associated with significant capital additions. For the nine months ended September 30, 2002, and 2001, the Company capitalized interest of $19,191 and $148,312, respectively. Gains or losses from property disposals are included in income.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

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

Concentrations of credit risk

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash balances, which may exceed the federally insured limits, are maintained in financial institutions; however, management believes the institutions are of high credit quality. The majority of accounts receivable are due from companies which are well-established entities. As a consequence, management considers any exposure from concentrations of credit risks to be limited. The Company has a high concentration of sales with two significant customers. Net sales to these customers were $7,617,662 and $9,239,452 for the nine months ended September 30, 2002, and 2001, respectively.

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

Marketing fees

The Company pays certain distributors marketing fees for services provided by distributors. These services include participation in promotional activities, development of educational and promotional materials, representation at trade shows, clinical demonstrations, inservicing and training, and tracking reports detailing the placement of the Company’s products to end-users. Marketing fees are accrued at the time of the sale of product to the distributor. These fees are paid after the distributor provides the Company a tracking report of product sales to end-users. These costs are included in sales and marketing expense in the Condensed Statements of Operations.

Income taxes

The Company provides for deferred income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such basis differences reverse in future periods. Deferred tax assets are periodically reviewed for reliability. Valuation allowances are recorded when realizability of deferred tax assets is not likely.

Earnings per share

The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings per share are computed by dividing net earnings for the period (adjusted for any cumulative preferred dividends for the period) by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding was 20,311,017 and 19,975,350 for the quarters ended September 30, 2002, and 2001, respectively. The weighted average number of common shares outstanding for the nine months ended September 30, 2002, and 2001, were 20,294,572 and 19,621,642 respectively. The Company’s potentially dilutive Common Stock equivalents, including warrants, options, and convertible debt, are all antidilutive as the Company is in a loss position. Accordingly, basic loss per share is equal to diluted loss per share and is presented on the same line for income statement presentation. Cumulative preferred dividends of $617,747 and $494,445 have been added to net losses for the quarters ended September 30, 2002, and 2001, respectively, to arrive at net loss per share. Cumulative preferred dividends for the nine months ended September 30, 2002, and 2001, were $1,594,910 and $1,541,411 respectively.

Research and development costs

Research and development costs are expensed as incurred.

Stock-based compensation

Effective January 1, 2002, the Company adopted the fair value method defined in SFAS No. 123 in accounting for the Company’s stock option plans. Previously, the Company applied the intrinsic value method (as permitted under SFAS No. 123) defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. SFAS No. 123 indicates that the fair value method is the preferable method of accounting. Furthermore, SFAS No. 123 requires that the fair value method be adopted prospectively.

Recent pronouncements

On July 29, 2001, the Financial Accounting Standards Board (“FASB”) issued a Statement of Financial Accounting Standards No. 141 “Business Combinations” (“FAS 141”) and Statement 142 “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 primarily addresses the accounting for the cost of an acquired business. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. FAS 141 is effective for all business combinations after June 30, 2001. FAS 142 is effective for fiscal years beginning after December 15, 2001.

On October 3, 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 supercedes FAS 121 and provides guidance on the accounting for the impairment or disposal of long-lived assets. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS 145”). FAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” FAS 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” FAS 145 amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of FAS 145 are generally effective for fiscal years beginning after, transactions occurring after, and financial statements issued after May 15, 2002, as specified in FAS 145.

On July 30, 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

We have adopted FAS 141, 142, 144, 145, and 146 with no material impact to the financial statements.

4.	INDEBTEDNESS

In February 2002, the Company renewed its note payable of $500,000 to 1st International for a one-year term.

As of June 21, 2002, the Company entered into an agreement whereby $3,679,284 of long-term debt was canceled in exchange for 919,821 shares of Series V Stock and additional consideration of an option to purchase 100,000 shares of Common Stock at $1 per share, exercisable immediately.

Effective as of September 30, 2002, the Company entered into an agreement with an investor and its affiliates whereby the investor and its affiliates agreed to purchase 525,000 shares of Series V Stock at a price of $2.1 million and the investor committed to lending the Company $3 million. The Company agreed to use $5 million of the proceeds to retire the Abbott note. Upon funding of these transactions, the Abbott note and related interest were paid in full on October 7, 2002. The new note bears interest at prime plus one percent and matures in ten years. Payments are interest only through February 2004. The note is convertible into Common Stock of the Company at $4.00 per share. The note is not collateralized and is not subject to prepayment penalty. The note is personally guaranteed by Thomas J. Shaw, the President and Chief Executive Officer of the Company. The Company authorized options to purchase 136,439 shares of its Common Stock in connection with these transactions.

The amounts borrowed under the Credit Agreement were paid in full on October 7, 2002, from the proceeds of the transaction discussed in the preceding paragraph. Previously, Abbott notified the Company of its belief the Company was in default of a certain debt to equity ratio of the Credit Agreement and demanded payment of the note. The Company disputed Abbott’s interpretation of the language in the Credit Agreement as well as Abbott’s asserted defaults under the Credit Agreement.

5.	STOCKHOLDERS’ EQUITY

The Company has authorized 5 million shares of Series A Convertible Preferred Stock, of which 1,056,000 are currently outstanding, and 5 million shares of its Class B Convertible Preferred Stock which have been allocated among Series I, II, III, IV, and V stock as of November 13, 2002, in the amounts of 259,400; 431,000; 150,745; 1,066,000; and 2,416,221 shares, respectively. Once Class B preferred shares are converted, they return to the status of authorized and unissued shares of Class B Convertible Preferred Stock which are eligible for issuance under any series. However, at no time may the Company have more than 5 million total shares of Class A and 5 million total shares of Class B Convertible Preferred Stock outstanding. As of November 13, 2002, the Company had issued 2,416,221 shares of Series V Stock.

Series V Stock ranks senior to the Company’s Common Stock with respect to dividends and upon liquidation, dissolution, or winding up, but secondary to the Company’s Class A Convertible Preferred Stock; and Series I through IV, Class B Convertible Preferred Stock. Holders of Series V Class B Stock will be entitled to receive a cumulative annual dividend of $.32 per share, payable quarterly, if declared by the Board of Directors. Holders of Series V Stock generally have no voting rights.

Series V Stock is redeemable after two years from the date of issuance at the option of the Company at a price of $4.40 per share plus all accrued and unpaid dividends. Each share of Series V Stock may, at the option of the stockholder any time subsequent to issuance, be converted into Common Stock at a rate of one share of Common Stock for each share of Series V Stock. In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series V Stock then outstanding are entitled to receive liquidating distributions of $4.40 per share, plus accrued and unpaid dividends.

Common stockholders, at the annual meeting on September 20, 2002, approved the creation of a Class C Convertible Preferred Stock (“Class C Stock”) consisting of 5 million shares. Class C stock, when authorized by an amendment to the Company’s Second Amended and Restated Articles of Incorporation, will rank senior to the Company’s Common Stock with respect to dividends, but secondary to the Company’s Class A and Class B Convertible Preferred Stock. The holders of the Class C Stock shall be entitled to receive, in any calendar year, if, when, and as declared by the Board of Directors, dividends at the per annum rate not to exceed the prime rate plus 12 percent. In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holder of each share of Class C Stock then outstanding shall be entitled to as much as 110 percent of the purchase price of the Class C Stock plus all accrued and unpaid dividends. Class C Stock shall be redeemable no sooner than one (1) year from the date of issuance, at the option of the Company, at a price of no more than 110 percent of the purchase price plus all accrued and unpaid dividends. Holders of Class C Stock shall have the right to convert each such share into one share of Common Stock after issuance to be determined by the Board of Directors. Holders of Class C Stock generally have no voting rights. The exact rights of holders of Class C Stock shall be determined by the Board of Directors.

The shareholders have authorized increasing the number of shares authorized for issuance under the 1999 Stock Option Plan from 2,000,000 to 4,000,000 shares of Common Stock.

Item  2.    Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this Form 10-QSB containing the words “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the impact of dramatic increases in demand, our ability to quickly increase our capacity in the event of a dramatic increase in demand, our ability to access the market, our ability to continue to finance research and development as well as operations and expansion of production through equity and debt financing, as well as sales, and the increased interest of larger market players in providing safety needle devices. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. Variances have been rounded for ease of reading. All period references are to the periods ended September 30, 2002, or September 30, 2001.

Comparison of Three Months Ended
September 30, 2002, and September 30, 2001

Net sales were $4,399,356 and $4,542,481 for the three months ended September 30, 2002 and 2001, respectively. The decrease of $143,125 was due to a decrease in sales of 5cc and 10cc syringes offset by an increase in sales of 3cc syringes. Sales to Abbott as a percentage of units sold declined from 41.4 percent to 28.9 percent of total units sold. Unit sales to other distributors increased from 58.6 percent to 71.1 percent of units sold. Sales revenues from Abbott decreased about 34.9 percent whereas sales revenues to other distributors increased 30.4 percent. Unit sales to two other distributors accounted for 24.5 percent of units sold during the period. No other distributor accounted for more than 10 percent of units sold.

Cost of sales decreased from $4,413,057 in 2001 to $3,778,294 in 2002, a reduction of $634,763 or 14.4 percent. Material costs and direct labor costs decreased $223,000 and $181,000, respectively. Royalty expense increased $34,000 due to increased gross revenues. Repairs and maintenance expense decreased $114,000.

Gross profit increased from $129,424 in 2001 to $621,062 in 2002, an increase of $491,638. Gross profit as a percentage of net sales were 2.8 percent and 14.1 percent for the three months ended September 30, 2001, and 2002, respectively.

Sales and marketing expense decreased from $1,014,842 in 2001 to $831,793 in 2002, a decrease of $183,049 or 18.0 percent. $111,000 of the decrease is principally due to marketing fees attributable to Abbott due to lower sales volumes to Abbott. Travel and entertainment declined $11,000. Trade show expenses and other marketing costs decreased $43,000.

Research and development costs decreased from $127,598 in 2001 to $81,988 in 2002, a reduction of $45,610. The reduction is principally due to a decrease in consulting costs of $26,000 and labor related costs of $23,000.

General and administrative costs increased from $1,028,127 in 2001 to $1,215,195 in 2002, an increase of $187,068 or 18.2 percent. Increases in legal expenses of $189,000 and $49,000 of compensation expense for options issued under the 1999 Stock Option Plan account for most of the increased general and administrative expense. See Note 3, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Stock-based compensation, for a more detailed discussion. Accounting fees decreased $29,000 and other consulting fees decreased $23,000.

Net interest expense decreased $51,218 principally due to lower loan balances.

Preferred stock dividend requirements were $617,747 for 2002 compared to $494,445 in 2001, an increase of $123,302. The increase is due to an increase in the outstanding preferred stock as a result of sales of Series V Stock.

Net loss per share decreased from $0.16 per share in 2001 to $0.11 per share in 2002 due principally to the reduced net loss for the three months ended September 30, 2002. The effect of the write-off of the IPO costs in 2001 was $0.03 per share.

Comparison of Nine Months Ended
September 30, 2002, and September 30, 2001

Net sales were $13,383,353 and $12,762,425 for the nine months ended September 30, 2002, and 2001, respectively. The increase of $620,928 was due to an increase in sales of 1cc and 3cc syringes. This increase was reduced by lower sales revenues of the 5cc, 10cc and blood collection tube holders. Unit sales to other distributors increased from 44.6 percent to 58.5 percent of units sold. Sales to Abbott as a percentage of units sold declined from 55.4 percent to 41.5 percent of total units sold. Sales revenues to Abbott decreased about 23.9 percent whereas sales to other distributors increased 54.4 percent. Unit sales to another distributor and its affiliates were 12.6 percent of units sold. No other distributor accounted for more than 10 percent of units sold.

Cost of sales decreased from $10,414,905 in 2001 to $10,308,412 in 2002, a decrease of $106,493 or 1.0 percent. Material costs increased $110,000 and direct labor decreased $518,000 due to improved operating efficiencies. Depreciation increased $161,000 due to the 1cc assembly equipment. Royalty expense increased $119,000 due to increased gross revenues. Cost saving measures such as reduction of overtime, production bonuses, and consulting, as well as reduced repairs and maintenance expense, accounted for the remaining improvements in costs.

The Company recorded an expense of $481,637 in the second quarter of 2002 related to a recall and recovery of certain lots of its blood collection tube holders. The Company found that, in limited lots, upon testing, some blood collection tube holders retracted prior to activation. The premature retraction occurred during use as well as during shipping and handling. The Company has addressed the premature retraction through the manufacturing and design process.

Gross profit increased from $2,347,520 in 2001 to $2,593,304 in 2002, an increase of $245,784. Gross profit as a percentage of net sales were 18.4 percent and 19.4 percent for the nine months ended September 30, 2001, and 2002, respectively.

Sales and marketing expense decreased from $3,415,374 in 2001 to $2,764,887 in 2002, a decrease of $650,487 or 19.0 percent. $348,000 of the decrease is principally due to marketing fees attributable to Abbott due to lower sales volumes to Abbott. Travel and entertainment declined $97,000. Trade show expenses and other marketing costs declined $104,000. Office and telephone cost decreased $38,000. Freight expense declined $16,000.

Research and development costs decreased from $651,784 in 2001 to $246,560 in 2002, a reduction of $405,224. The reduction is principally due to a decrease in labor costs of $200,000 attributable to unfilled vacancies. Additional reductions include consulting costs of $154,000, $30,000 in experimental parts expense related to the 1cc syringe, and $17,000 in travel and entertainment costs.

General and administrative costs were $3,216,313 in 2001 compared to $3,214,424 in 2002. Reductions in general and administrative costs consisted of decreases in the following: labor costs of $181,000; advertising of $46,000; recruitment of $27,000; consulting of $24,000; accounting fees of $102,000; office expenses of $38,000; gains of sale of equipment of $38,000; and travel expense of $21,000. These decreases were offset by additional expense in the following: legal expenses of $314,000; shareholder expense of $43,000; insurance costs of $38,000; and $49,000 of compensation expense for options issued under the 1999 Stock Option Plan. See Note 3, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Stock-based compensation, for a more detailed discussion.

Net interest expense increased $42,970. Gross interest expense decreased $125,000 due to lower loan balances and lower interest rates. Capitalized interest decreased $129,000 due to lower construction activity. Interest income decreased $39,000 due to lower invested cash balances.

Preferred stock dividend requirements were $1,594,910 for 2002 compared to $1,541,411 in 2001, an increase of $53,499. The increase is due to the sale of the Company’s Series V Stock.

Net loss per share increased from $0.38 per share in 2001 to $0.39 per share in 2002. Approximately one-third of the loss per share in 2002 is due principally to the $0.11 per share of debt conversion expenses and $0.02 per share of product recall and recovery expense. The effect of the write-off of the IPO costs in 2001 was $0.03 per share.

Cash flow from operations decreased from a negative $1,819,887 for the nine months ended September 30, 2001, to a negative $1,942,944 for the nine months ended September 30, 2002, a decrease of $123,057. The Company’s net loss before depreciation, capitalized interest, waiver of accrued vacation, debt conversion expense, and stock option expense was reduced from $5.126 million to $3.092 million for the nine months ended September 30, 2001, and September 30, 2002, respectively, an improvement of $2.034 million.

Changes in assets and liabilities negatively affected cash flow by $2.157 million due principally due to increased accounts receivable in 2002 compared to 2001, which had a negative impact to cash flow of $1.209 million, marketing fees were also an unfavorable variance, providing a change to cash flow of a negative $1.224 million, changes in other current assets and liabilities accounted for a negative $1.414 million variance. Favorable variances included decreasing inventories in 2002 of $321,000 compared to increasing inventories in 2001 of $550,000 for a favorable variance of $871,000 and an increase in accounts payable balances in 2002 compared to an increase in 2001, a favorable variance of $819,000.

Cash used in investing activities decreased $615,136 due to limited capital expenditures.

Sales of Preferred Stock resulted in net proceeds to the Company of $2.226 million.

Important noncash transactions include the forgiveness of $1.5 million of royalties by Thomas J. Shaw and his wife, Suzanne M. August; conversion of $1.550 million of accounts payable into Series V Stock; and the settlement of $3.679 million of debt in exchange for Series V Stock.

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

Marketing Fees

The Company pays its distributors marketing fees for services provided by distributors. These services include participation in promotional activities, development of educational and promotional materials, representation at trade shows, clinical demonstrations, inservicing and training, and tracking reports detailing the placement of the Company’s products to end-users. Marketing fees are accrued at the time of the sale of product to the distributor. These fees are paid after the distributor provides the Company a tracking report of product sales to end-users. These costs are included in sales and marketing expense in the Condensed Statements of Operations.

Stock-Based Compensation

Effective January 1, 2002, our Company adopted the fair value method defined in SFAS No. 123 in accounting for our Company’s stock option plans. Previously, our Company applied the intrinsic value method (as permitted under SFAS No. 123) defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. SFAS No. 123 indicates that the fair value method is the preferable method of accounting. Furthermore, SFAS No. 123 requires that the fair value method be adopted prospectively.

Recent Pronouncements

On July 29, 2001, the FASB issued FAS 141 and FAS 142. FAS 141 primarily addresses the accounting for the cost of an acquired business. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. FAS 141 is effective for all business combinations after June 30, 2001. FAS 142 is effective for fiscal years beginning after December 15, 2001.

On October 3, 2001, the FASB issued FAS 144. FAS 144 supercedes FAS 121 and provides guidance on the accounting for the impairment or disposal of long-lived assets. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.

In April 2002, the FASB issued FAS 145. FAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” FAS 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” FAS 145 amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of FAS 145 are generally effective for fiscal years beginning after, transactions occurring after, and financial statements issued after May 15, 2002, as specified in FAS 145.

On July 30, 2002, the FASB issued FAS 146. FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

We have adopted FAS 141, 142, 144, 145, and 146 with no material impact to the financial statements.

OTHER FINANCIAL MATTERS

Our Company does not engage in off balance sheet financing through structured finance or special purpose entities or otherwise. Our Company furthermore does not engage in related party or other kinds of transactions on special terms other than those we have disclosed as required by federal securities laws.

LIQUIDITY AND FUTURE CAPITAL REQUIREMENTS

The Company intends to raise additional equity capital in 2002 of up to approximately $12 million. The Company has raised $9,664,884 in equity capital as of November 13, 2002 from the sale of Series V Stock which included $4,435,600 in cash and $5,229,284 in exchange for long-term debt and accounts payable.

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

Provided we are able to access the markets, we anticipate producing products at a rate in excess of 45 million syringes and 2.1 million blood collection tube holders by the end of 2002. In the event we are unable to access the market, we will reduce production accordingly.

We expect to fund future expansion through a combination of debt, equity offerings, and internally generated funds. Assuming we are able to access the markets, capital needs are expected to require an additional $87 million over the next five years for expansion of production discussed in greater detail in “Material Commitments for Expenditures” below.

Internal Sources of Liquidity and Anticipated Trends in Sales

For the nine months ended September 30, 2002, two customers each accounted for in excess of 10 percent of our sales. The recent national legislation requires the use of safe needle devices to eliminate exposure to needlestick injuries. Employers must implement written exposure control plans and involve frontline healthcare workers in the selection of safe needle devices. In addition, the legislation requires employers to create and maintain sharps injury logs containing detailed information on the type, brand, and manufacturer of devices associated with such injuries. The National Institute for Occupational Safety and Health (“NIOSH”) issued a safety alert calling on employers to adopt safer needles to reduce needlestick injuries. OSHA issued a Compliance Directive, which instructs OSHA inspectors to cite employers who fail to evaluate and buy safety needle devices. The Service Employees International Union (“SEIU”) has taken a proactive stance with regard to promoting the use of automated retraction needle devices in member hospitals and by participating in federal and state legislation protests. Demand for safety products is increasing in the United States and internationally. The desire to mandate safety engineered solutions to protect healthcare workers heralds internationally. The European Union has accepted the issue of needlestick safety as their top issue for healthcare worker safety. Organized healthcare workers in the UK, France, Spain, Germany, and Italy are currently proposing changes to their respective national purchasing agencies to reflect a mandate for safety engineering controls for needlestick protection. Additionally, a working document for a European Directive on the issue has been completed. Our products have been implemented in clinics and hospitals in the UK, France, and other selected European countries and have been demonstrated throughout Europe at trade exhibitions and for selected distributors.

Net sales were $13,383,353 and $12,762,425 for the nine months ended September 30, 2002, and 2001, respectively. The increase of $620,928 was due to an increase in sales of 1cc and 3cc syringes. This increase was reduced by lower sales revenues of the 5cc, 10cc and blood collection tube holders. Sales to Abbott as a percentage of units sold declined from 55.4 percent to 41.5 percent of total units sold. Unit sales to other distributors increased from 44.6 percent to 58.5 percent of units sold. Sales revenues from Abbott decreased about 23.9 percent whereas sales revenues from other distributors increased 54.4 percent. Unit sales to another distributor and its affiliates were 12.6 percent of units sold. No other distributor accounted for more than 10 percent of units sold.

On January 18, 2002, Thomas J. Shaw and his wife, Suzanne M. August, forgave $1 million of the royalties payable under a licensing agreement. It was recorded in the first quarter of 2002 as a capital contribution. An additional $500,000 was forgiven and recorded as a capital contribution in the second quarter of 2002.

External Sources of Liquidity

We have obtained several loans and equity investments over the past seven years, which have, together with proceeds from sales of equities, enabled us to pursue development and production of our products.

In July 1996, we obtained a United States Small Business Administration note payable to Texas Bank in the principal amount of $1 million, which matures on July 1, 2003. The note is payable monthly at an annual interest rate of prime plus 1.5 percent adjustable quarterly. The loan is collateralized by manufacturing equipment and guaranteed by Thomas J. Shaw, our President and Chief Executive Officer, and Suzanne M. August, his wife. This loan is in good standing. We have agreed not to make any distribution upon our capital stock, purchase any of our capital stock, or merge without prior written consent. Such permission was obtained where necessary.

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

In February 2000, we obtained two loans totaling $2 million through 1st International Bank of Plano. The proceeds from these loans were used to pay off a prior loan and also for working capital purposes. One of the loans, representing $1.5 million of the $2 million, is secured by a lien on the land, building, and building improvements and matures on February 18, 2005. The interest rate on this loan is prime plus 1 percent. As of November 12, 2001, this loan was purchased by Katie Petroleum, Inc. (“Katie Petroleum”), and all except for approximately $250,003 of the balance outstanding on this loan was settled in exchange for a combination of Preferred Stock of the Company and an option for the purchase of 100,000 shares of Common Stock. Monthly payments are interest only until maturity. This loan further provides in the event dividend arrearages exist, the maturity date will be extended on a year-to-year basis. The remaining $500,000 loan from 1st International Bank of Plano is secured by our accounts receivable and matured on February 18, 2002. This note was renewed for a one-year term in March 2002. The interest rate on this loan is the prime rate, as defined in The Wall Street Journal, plus 2 percent. Only interest is paid monthly. See Note 2, LIQUIDITY. Both loans are guaranteed by a continuing guaranty by Thomas J. Shaw, the President and Chief Executive Officer. The loans are in good standing.

On May 4, 2000, we entered into a National Marketing and Distribution Agreement with Abbott for an initial five-year term. Pursuant to the Abbott agreement, Abbott agreed to act as a nonexclusive marketer and distributor of our 1cc, 3cc, 5cc, and 10cc syringes, blood collection tube holders, and small tube adapters to acute care facilities in the United States. As part of the consideration for the Abbott agreement, Abbott entered into a Credit Agreement dated May 4, 2000 (the “Credit Agreement”), whereby it agreed to make periodic loans to us prior to June 30, 2005, in increments of $1,000,000 in an aggregate amount of up to $5,000,000 at an interest rate of prime plus 1 percent with any and all amounts lent to be due and payable on June 30, 2005. We borrowed $5 million under the Abbott agreement and the full amount borrowed was paid off on October 7, 2002, with the proceeds of a private securities offering and a separate loan from Katie Petroleum and its affiliates the specifics of which are set forth in detail below. As part of the consideration paid to us under the Abbott agreement, Abbott purchased $5 million of Series IV Stock under the same terms and conditions as all other investors in the Series IV Stock offering.

We obtained $11,338,000 in 2000 from the sale of our Series IV Stock, including the shares purchased by Abbott.

On November 12, 2001, we entered into a Loan Agreement (the “Loan Agreement”) with Katie Petroleum whereby Katie Petroleum agreed to: (1) purchase our promissory note dated February 18, 2000, with an original principal amount of $1,500,000 from 1st International Bank of Plano (the “FIB Note”) (the FIB Note had an unpaid principal balance of $1,429,287); (2) loan us a principal amount of $2.5 million, to be used by us as working capital in our manufacturing business (the “Working Capital Loan”) (during the first year of the Working Capital Loan only interest was payable; the principal and interest on the Working Capital loan were payable quarterly thereafter and it was scheduled to mature on November 12, 2006; the Working Capital Loan was secured by certain manufacturing machinery and equipment relating to the production of the 1cc syringe); and (3) loan us an additional principal amount of $1 million under a construction loan for the purpose of building a warehouse facility (the “Construction Loan”). There were no borrowings under the $1 million Construction Loan. The loans were also guaranteed by Thomas J. Shaw, the President and Chief Executive Officer. The Loan Agreement contains a conversion feature which allows Katie Petroleum, at its option, to exchange all or any part of the indebtedness covered by the Loan Agreement into our authorized Common Stock. The exchange ratio is set at one share of our Common Stock for each $7.00 of indebtedness exchanged by Katie Petroleum. The interest rate on the Working Capital Loan was the prime rate, as defined in The Wall Street Journal, plus one percent.

Effective as of June 21, 2002, the Loan Agreement was modified by the execution of a First Amendment to Loan Agreement and Loan Documents and a Note Modification Agreement (the “Amended Loan Documents”) as well as a Securities Purchase Agreement effective June 21, 2002. Under the Amended Loan Documents, Katie Petroleum agreed to the settlement and cancellation of the entire $2.5 million Working Capital Loan and settlement and cancellation of $1,179,284 of the outstanding amount payable on the FIB Note in exchange for the issuance of 919,821 shares of Series V Stock of the Company and options for the purchase of 100,000 shares of Common Stock at a price of $1 per share. The terms of the FIB Note were modified by the Amended Loan Documents to provide for monthly payments of accrued interest and a February 18, 2005, maturity date. This loan further provides that, in the event dividend arrearages exist, the maturity date will be extended on a year-to-year basis. The Amended Loan Documents also terminate Katie Petroleum’s commitment to make the $1 million Construction Loan (which was never drawn down upon). As a result of the agreement, the remaining aggregate amount of indebtedness outstanding and convertible by Katie Petroleum under the original Loan Agreement is $250,003.

Effective as of June 21, 2002, the Company eliminated $1.5 million of accounts payable through the sale of 375,000 shares of Series V Stock. In the third quarter of 2002, the Company eliminated an additional $50,000 in accounts payable through the issuance of 12,500 shares of Series V Stock.

Effective as of September 30, 2002, we entered into a Loan Agreement and a private offering of securities to Katie Petroleum and its affiliates (the “Katie Transaction”), the proceeds of which were used to pay off obligations to Abbott for amounts borrowed under our Credit Agreement and for working capital purposes. The principal and related accrued interest on the Abbott note were paid in full on October 7, 2002. Under the Katie Transaction, (1) we sold Katie Petroleum and its affiliates an aggregate of 525,000 shares of our Series V Stock at a price of $4.00 per share; (2) we obtained a loan of $3 million which shall mature in ten years, with interest only paid monthly until February 1, 2004, at which point principal and interest will paid monthly for the remainder of the term; the interest rate on the $3 million loan is the prime rate, as defined in the Wall Street Journal, plus one percent; the loan is guaranteed by Thomas J. Shaw, our President and Chief Executive Officer; (3) Katie Petroleum received an origination fee of 1% of the principal amount upon closing as well as Katie Petroleum’s legal fees; and (4) we authorized the issuance to Katie Petroleum and its affiliates aggregate options to purchase 136,439 shares of Common Stock.

We have raised $9,664,884 in equity capital as of November 13, 2002, by the sale of Series V Stock. $4,435,600 of the $9,664,884 was in the form of cash proceeds. $5,229,284 of the proceeds was in the form of cancellation of accounts payable and long-term debt.

Contractual Obligations and Commercial Commitments

The following chart summarizes all of our material obligations and commitments to make future payments under contracts such as debt and lease agreements as of September 30, 2002:

	Payments Due by Period
Contractual Obligations*	Total	By December 31, 2002	January 1, 2003, through December 31, 2005	January 1, 2006, through December 31, 2007	After December 31, 2007
Long-Term Debt	$4,007,200	$154,708	$1,393,860	$632,094	$1,826,538
Capital Lease Obligations	279,257	50,419	222,702	6,136	—
Total Contractual Cash Obligations	$4,286,457	$205,127	$1,616,562	$638,230	$1,826,538

*	Pay off of the Abbott loan and the addition of the new Katie Petroleum loan are reflected in this schedule.

Material Commitments for Expenditures

We obtained $18 million in a combination of debt and equity financing in 2000. We obtained a $5 million Loan Agreement from Katie Petroleum in 2001 which provided, among other things, $2.5 million in working capital. As of November 13, 2002, we have raised approximately $9,664,884 in equity capital, $4,435,600 of which was in cash proceeds. We anticipate no material capital expenditures in 2002. Future expenditures will depend on our ability to penetrate the market and raise capital.

Subject to our ability to penetrate the market and raise capital, we anticipate capital expenditures in the amount of $87 million over the next five years for the purpose of expanding capacity by adding equipment and additional space (for 14 assembly lines for syringe production and 5 lines for blood collection tube holder production), expanding the current building by an additional 60,000 square feet, constructing a 15,000 square foot warehouse, and constructing another facility for additional assembly, equipment, and warehousing needs in order to meet our target production of syringes and blood collection tube holders. We need this capital to fund equipment and facilities expansion for additional 1cc, 3cc, and blood collection tube holders, as well as equipment to manufacture 5cc and 10cc syringes. The equipment will include machinery for assembly, packaging, and molds. This production target equates to our obtaining 6 percent of the United States’ prior estimated 6.6 billion-unit syringe annual market and less than 1 percent of the world’s prior estimate 24 billion-unit annual syringe market.

Item 3.    Controls and Procedures

On November 13, 2002, our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

Also, the CEO and CFO did not identify any deficiencies or material weaknesses in our internal controls, nor did they identify fraud that involved our management or any other employee who had a significant role in our internal controls. They did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

On January 29, 2001, we filed a lawsuit in the United States District Court for the Eastern District of Texas, Texarkana Division styled Retractable Technologies, Inc. v. Becton Dickinson & Company, Tyco International (U.S.), Inc., Tyco Healthcare Group, L.P., Novation, L.L.C., VHA, Inc., Premier, Inc., and Premier Purchasing Partners, L.P. Cause No. 501CV036. We allege violations of state and federal antitrust acts, tortious interference with prospective business relationships, business disparagement, and common law conspiracy. We are seeking the following damages: an injunction enjoining each defendant from continuing the unlawful conduct alleged and from entering into any other combination, conspiracy, or agreement having similar purposes or effect and for actual damages, punitive damages, treble damages, costs of suit including reasonable attorneys’ fees, pre-judgment and post-judgment interest at the maximum possible rate, and such other relief as we may be entitled. The federal court case is currently being scheduled for an April 2003 trial. We are still assessing the true extent of damages actually incurred by us as a result of the defendants’ monopolistic activities. We are in the process of researching such damage amounts and cannot state them with certainty at this time. See Forms 10-QSB filed on August 14, 2002, and May 13, 2002.

We are not a party to any other material legal proceeding.

Item 2.    Changes in Securities

The Company is obligated, under a loan made by Texas Bank, not to make any distribution upon our capital stock, purchase any of our capital stock, or merge without prior written consent.

All securities issued during the third quarter were issued pursuant to Section 4(2) and/or Rule 506 of Regulation D under the Securities Act of 1933, as amended, unless otherwise indicated below. All sales were to a limited number of persons with an existing relationship with the Company.

Effective as of September 30, 2002, in conjunction with a $3 million Loan Agreement entered into with Katie Petroleum, we sold 525,000 shares of Series V Stock and aggregate nonqualified options for the purchase of 136,439 shares of Common Stock of the Company at an exercise price of $1 per share to Katie Petroleum and two affiliates pursuant to Section 4(2) of the Securities Act of 1933, as amended. The options are exercisable immediately. The 525,000 shares of Series V Stock were purchased for an aggregate $2.1 million payable in cash.

During the third quarter of 2002, we sold 705,250 shares of Series V Class B Stock at $4.00 per share to 11 accredited investors and 3 nonaccredited investors pursuant to Regulation D under the Securities Act of 1933, as amended, for an aggregate amount of $2,771,000 in cash and the exchange of $50,000 of accounts payable. Of the $2,771,600, $671,000 was collected in the third quarter and $2,100,000 was collected in October, 2002.

Series V Stock is convertible immediately on a one-to-one basis into shares of Common Stock for no additional consideration.

Effective as of September 30, 2002, we authorized the issuance of a nonqualified stock option (“NQSO”) for the purchase of 200,000 shares of Common Stock to Jimmie Shiu, M.D. for his past services in introducing the Company to purchasers of various series of Preferred Stock as well as for introducing the Company to Katie Petroleum. The option is exercisable at $6.90 per share and will terminate in 10 years.

Effective as of September 30, 2002, we authorized the issuance of a NQSO for the purchase of 7,500 shares of Common Stock to Edith Zagona for her past services as a Director. The option is exercisable at $6.90 per share and will terminate in 10 years.

Effective as of September 30, 2002, we authorized the issuance of a NQSO for the purchase of 25,000 shares of Common Stock to Harry Watson, a patent attorney, in partial consideration for his services in assisting the Company in protecting its intellectual property. The option is exercisable at $6.90 per share and will terminate in 10 years.

During the third quarter, the Company authorized the issuance of incentive stock options for the purchase of 504,051 shares of Common Stock and NQSOs for the purchase of 48,549 shares of Common Stock under the 1999 Stock Option Plan to employees.

Effective as of September 30, 2002, we authorized the issuance of NQSOs for the purchase of an aggregate 32,000 shares of Common Stock to nonemployee Directors.

The terms of options issued under the Company’s 1999 Stock Option Plan are set forth in detail in Exhibit No. 3.12 to the Company’s Form 10-SB filed on June 23, 2000.

Item 3.    Defaults Upon Senior Securities

The amounts borrowed under the Credit Agreement were paid in full on October 7, 2002, from the proceeds of the Katie Transaction. Previously, Abbott notified the Company of its belief the Company was in default with a certain debt to equity ratio covenant of the Credit Agreement and demanded payment of the note payable. The Company disputed Abbott’s interpretation of the language in the Credit Agreement as well as Abbott’s asserted defaults under the Credit Agreement.

Series A Convertible Preferred Stock
For the three months ended September 30, 2002, $31,796 in dividends is in arrears. The total arrearage is $371,621.

Series I Class B Convertible Preferred Stock
For the three months ended September 30, 2002, $32,425 in dividends is in arrears. The total arrearage is $2,402,743.

Series II Class B Convertible Preferred Stock
For the three months ended September 30, 2002, $107,750 in dividends is in arrears. The total arrearage is $3,954,753.

Series III Class B Convertible Preferred Stock
For the three months ended September 30, 2002, $38,168 in dividends is in arrears. The total arrearage is $2,253,886.

Series IV Class B Convertible Preferred Stock
For the three months ended September 30, 2002, $266,500 in dividends is in arrears. The total arrearage is $2,599,998.

Item 4.    Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Stockholders (the “Annual Meeting”) of the Company was held on September 20, 2002, at 10:00 a.m. CST. The purposes of the meeting were: (1) to elect three Series II Directors by the holders of the outstanding Series II Class B Convertible Preferred Stock (“Series II Stock”); (2) to elect five Class 2 Directors of the Company by the holders of the outstanding Common Stock; (3) to increase the number of shares authorized for issuance under the Company’s 1999 Stock Option Plan to 4,000,000; (4) to authorize 5,000,000 shares of a Class C Convertible Preferred Stock; and (5) to ratify the appointment of Cheshier & Fuller, L.L.P. as independent accountants for the Company for the year ending December 31, 2002.

Of the 431,000 shares of Series II Stock of the Company entitled to vote, less than the 215,500 required to constitute a quorum were represented in person or by proxy. Accordingly, no business of the Series II shareholders could be transacted except for the rescheduling of the Series II shareholder meeting.

The Series II shareholders present in person voted in favor of November 8, 2002, as the rescheduled date for the Series II business of the Annual Meeting. The business of the Series II shareholders was, accordingly, adjourned until 10:00 a.m. CST on November 8, 2002. No other business was transacted by the Series II shareholders.

Of the 20,307,600 shares of common stock of the Company entitled to vote, 18,392,117 shares were represented in person or by proxy at the Annual Meeting, which is more than the 10,153,800 required to constitute a quorum. Accordingly, the following matters were submitted to a vote of the common stockholders:

1.    The election of five Class 2 Directors to serve two-year terms was put to a vote by the holders of Common Stock present in person or by proxy at the Annual Meeting and the results were as follows:

NOMINEE	FOR	WITHHELD
Thomas J. Shaw	18,204,481	187,636
Steven R. Wisner	18,216,981	175,136
Douglas W. Cowan	18,216,981	175,136
Clarence Zierhut	18,255,481	136,636
Marwan Saker	18,255,481	136,636

Accordingly, by majority vote of those common shares represented at the meeting, Thomas J. Shaw, Steven R. Wisner, Douglas W. Cowan, Clarence Zierhut, and Marwan Saker were elected as Class 2 Directors to serve until the Company’s 2004 Annual Meeting.

2.    The proposal to increase the number of shares authorized for issuance under the Company’s 1999 Stock Option Plan to 4,000,000 was put to a vote by the holders of Common Stock present in person or by proxy at the Annual Meeting and the results were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NONVOTES
14,999,452	635,768	24,400	2,732,497

Accordingly, by majority vote the Common Stockholders approved the increase of shares authorized for issuance under the Company’s 1999 Stock Option Plan to 4,000,000.

3.    The proposal to authorize 5,000,000 shares of a Class C Convertible Preferred Stock was put to a vote by the holders of Common Stock present in person or by proxy at the Annual Meeting and the results were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NONVOTES
15,277,892	357,233	24,495	2,732,497

Accordingly, by majority vote the Common Stockholders approved the creation of a Class C Convertible Preferred Stock consisting of 5,000,000 shares.

4.    The proposal to ratify the appointment of Cheshier & Fuller, L.L.P. as the Company’s independent accountants for the year ending December 31, 2002, was put to a vote by the holders of Common Stock present in person or by proxy at the Annual Meeting and the results were as follows:

FOR	AGAINST	ABSTENTIONS
18,247,452	64,315	80,350

Accordingly, by majority vote the Common Stockholders ratified the appointment of Cheshier & Fuller, L.L.P. as the Company’s independent accountants for the year ended December 31, 2002.

No other matters were voted on at the Annual Meeting.

As of the adjournment of the September 20, 2002, Annual Meeting of Stockholders, the Board of Directors consists of the following members:

Thomas J. Shaw	Class 2 Director
Steven R. Wisner	Class 2 Director
Russell B. Kuhlman	Class 1 Director
Douglas W. Cowan	Class 2 Director
Clarence Zierhut	Class 2 Director
Marwan Saker	Class 2 Director
Kenneth W. Biermacher	Series II Director*
Timothy G. Greene	Series II Director *
G. Michael Gruber	Series II Director *

*    The Series II Directors’ terms expired at the September 20, 2002, Annual Meeting. However, their successors have yet to be elected by the Series II Class B Shareholders. These Directors’ terms will continue until their successors are elected. The election of their successors will be held on January 24, 2003, a meeting date set by the Series II Class B Shareholders at the November 8, 2002, meeting. Such Series II Directors will serve terms that expire at the earlier of the next Annual Meeting or until such time as dividends are no longer in arrears. Series II Shareholders will have the right to elect one-third of the Board of Directors only until such time as their dividends are no longer in arrears.

Item 6.    Exhibits and Reports on Form 8-K

(a)	EXHIBITS

Exhibit No.	Description of Document
99	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350

(b)	Reports on Form 8-K

On July 2, 2002, we filed a Form 8-K with an item 5 disclosure that we issued a press release entitled “Retractable Technologies Signs Agreements to Market VanishPoint® Safety Needle Devices to the Benelux Countries, Denmark and Sweden.”

On July 10, 2002, we filed a Form 8-K with an item 9 Regulation FD disclosure regarding our efforts to restructure our balance sheet through settlement of substantially all outstanding obligations to Katie Petroleum as well as the cancellation of $1.5 million in accounts payable obligations.

On July 12, 2002, we filed a Form 8-K with an item 5 disclosure that we issued a press release entitled “Retractable Technologies Bolsters Financial Position Through Major Balance Sheet Restructuring.”

On July 24, 2002, we filed a Form 8-K with an item 5 disclosure that we issued a press release entitled “Retractable Technologies Celebrates the Production of Its 100 Millionth VanishPoint® Safety Needle Device.”

On August 20, 2002, we filed a Form 8-K with an item 5 disclosure that we issued a press release entitled “Retractable Technologies, Inc. Announces Second Quarter Results, Statements Certified By Chief Executive Officer and Chief Financial Officer” which contained copies of our Condensed Balance Sheets and Condensed Statements of Operations.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: November 14, 2002	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN
CHIEF FINANCIAL OFFICER

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Thomas J. Shaw, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Retractable Technologies, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Thomas J. Shaw
THOMAS J. SHAW
PRESIDENT, CHAIRMAN, AND CHIEF EXECUTIVE OFFICER

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Douglas W. Cowan, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Retractable Technologies, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Douglas W. Cowan
DOUGLAS W. COWAN
CHIEF FINANCIAL OFFICER