Form 10KSB
period 2002-12-31
RETRACTABLE TECHNOLOGIES INC
filed 2003-03-31
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[ X ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended             December 31, 2002

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number         000-30885

Retractable Technologies, Inc.

(Name of small business issuer in its charter )

Texas	75-2599762
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

511 Lobo Lane
Little Elm, Texas	75068-0009
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number                      (972) 294-1010

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common	The American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

Preferred Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X     No     .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [            ]

State issuer’s revenues for its most recent fiscal year.    $20,316,299

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) The aggregate market value of the common equity held by non-affiliates is $29,973,864, which was computed with reference to the closing price as of March 17, 2003.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [            ] No [            ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 17, 2003, there were 20,328,100 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None except exhibits

Transitional Small Business Disclosure Format (check one): Yes         No     X

-ii-

-iii-

PART I

Item 1.    Description of Business

BUSINESS DEVELOPMENT

General Description

We design, develop, manufacture, and market innovative patented safety needle devices for the healthcare industry. Our VanishPoint® products utilize a unique friction ring mechanism patented by Thomas J. Shaw, our Founder, President, and Chief Executive Officer. VanishPoint® products are designed specifically to prevent needlestick injuries and to prevent reuse. The friction ring mechanism permits the automated retraction of the syringe needle into the barrel of the syringe, directly from the patient, after delivery of the medication is completed. The VanishPoint® blood collection tube holder utilizes the same mechanism to retract the needle after blood has been drawn from the patient. Closure of an attached end cap of the blood collection tube holder causes the needle to retract directly from the patient into the closed tube holder. Advantages of our products include protection from needlestick injuries, prevention of cross contamination through reuse, and reduction of disposal and other associated costs. Federal regulation now requires the use of safe needle devices.

We and Thomas J. Shaw entered into a Technology License Agreement dated effective as of the 23rd day of June 1995, whereby Mr. Shaw granted us a worldwide exclusive license to manufacture, market, sell, and distribute ‘Licensed Products’ and ‘Improvements’ until the expiration of the last to expire of the last ‘Licensed Patents’ unless sooner terminated under certain conditions without right to sublicense. ‘Licensed Products’, ‘Improvements’, and ‘Licensed Patents’ are all terms that are extensively defined in the Technology License Agreement. In exchange, we paid Mr. Shaw a $500,000 initial licensing fee and a 5 percent royalty on gross sales after returns of ‘Licensed Products’. See “Patents and Proprietary Rights” for a more detailed discussion. Our goal is to become a leading provider of automated retraction safety devices.

Development of the Company

While owning and operating Checkmate Engineering, a sole proprietorship, Thomas J. Shaw, our President and Chief Executive Officer, developed and patented the idea and early prototypes of the syringe that were to become the VanishPoint® safety syringe. On May 9, 1994, the Company was incorporated in Texas to design, develop, manufacture, and market medical safety devices for the healthcare industry. In April 1995, Mr. Shaw, who owned all 1,000 of the then issued and outstanding shares of the Common Stock, exchanged all 1,000 shares then outstanding for 14,000,000 shares of Common Stock. In May 1996, Mr. Shaw transferred 2,800,000 shares of the 14,000,000 then issued and outstanding Common Stock to Lillian E. Salerno, a former Director.

We received our ISO 9001 Certificate in July 1998, and the VanishPoint® syringe received its CE Mark Certificate on July 31, 1998. In July 2001, the Company received re-certification of the ISO 9001 and CE Mark. ISO 9001 standard is a model created by the International Organization for Standardization (“ISO”), an international agency consisting of almost 100 member countries that provides guidance in the development and implementation of an effective quality management system through a series of five international standards. This model is used by organizations to certify their quality system from initial design and development of a desired product or service through production, installation, and servicing. The CE mark allows us to sell our products in Europe.

On May 4, 2000, we entered into an agreement with Abbott Laboratories for an initial five-year term for the marketing and distribution of the Company’s products into the U.S. acute care market. See Dependence on Certain Customers.

We installed our 1cc assembly equipment in the fourth quarter of 2000 and began production in the first quarter of 2001.

We continue to attempt to gain access to the market through our sales efforts and through our litigation against Becton Dickinson and Company (“B-D”), Tyco International (U.S.), Inc. and Tyco Healthcare Group, L.P. (“Tyco”), Premier, Inc. and Premier Purchasing Partners, L.P. (“Premier”), and Novation, L.L.C. (“Novation”). We believe that if we are successful in getting market access for our products, it would have a significant favorable impact on the Company. See Item 3 Legal Proceedings.

We have not been involved in any bankruptcy or similar proceedings and have not merged or consolidated a significant amount of assets other than in the ordinary course of business except as discussed above.

BUSINESS OF RTI

Principal Products

Our products with Notice of Substantial Equivalence to the FDA include 1cc tuberculin, insulin, and allergy antigen VanishPoint® syringes; 3cc, 5cc, and 10cc VanishPoint® syringes; and the VanishPoint® blood collection tube holder and small tube adapter. Our products (without Notice of Substantial Equivalence to the FDA) also include a dental syringe, a full displacement syringe, a butterfly IV, and a self retracting IV catheter introducer. In 1999, 2000, and 2001, ECRI (formerly known as the Emergency Care Research Institute), a recognized authority in evaluating medical devices, awarded the VanishPoint® syringe and blood collection tube holder its highest possible rating. The VanishPoint® blood collection tube holder received Risk and Insurance magazine’s 1997 “Top of the Line” Award for excellence.

Our 1cc VanishPoint® tuberculin, insulin, and allergy antigen syringes are being produced in various needle lengths and gauges and packaging styles. We began automated assembly of 1cc syringes in the first quarter of 2001 and they are available in commercial quantities. The 3cc VanishPoint® syringe reached the market in the first quarter of 1997. It is available in various needle lengths and gauges. The 5cc and 10cc VanishPoint® syringes are being produced in various needle lengths and gauges and are currently being sold in limited quantities. Sales of the VanishPoint® blood collection tube holder and a small tube adapter for use with small sample collection tubes began in the third quarter of 1998.

The manufacture and sale of medical devices entails an inherent risk of liability in the event of product failure or claim of harm caused by the product’s operation. In March, 1998, the Journal of Healthcare Safety, Compliance and Infection Control published a survey of 26 medical facilities having used a total of 86,000 3cc syringes, during which no needlestick injuries from using the VanishPoint® syringes were reported.

Market Overview

The VanishPoint® syringe and needle device products are sold to and used by healthcare providers (primarily in the United States with limited sales outside the United States), which include, but are not limited to, acute care hospitals, alternate care facilities, doctors’ offices, clinics, emergency centers, surgical centers, convalescent hospitals, Veterans Administration facilities, military organizations, public health facilities, and prisons.

The syringe and needle device market is a market in transition. The nature of the products comprising the market is changing from standard to safety devices. The impetus for the change to safety devices is the risk that is carried with each needlestick injury which includes the transmission of over 20 bloodborne pathogens, including the human immunodeficiency virus (“HIV,” which causes AIDS), hepatitis B, and hepatitis C. Because of the occupational and public health hazards posed by conventional disposable syringes, public health policy makers and the following domestic organizations and government agencies are involved in the current effort to get more effective safety needle products to healthcare workers:

National Institute of Occupational Safety and Health issued a safety alert calling on employers to adopt safer needles to reduce needlestick injuries. The federal agency is a division of the Centers for Disease Control and Prevention. In its alert, “Preventing Needlestick Injuries in Health Care Settings,” the National Institute of Occupational Safety and Health provides scientific information about the risk of needlestick injuries. This alert adds momentum to the growing safety movement and supports the rules issued by OSHA, on November 5, 1999.

OSHA issued a Compliance Directive, which instructs OSHA inspectors to cite employers who fail to evaluate and buy the safest needle devices available on the market. The directive states that where engineering controls will reduce employee exposure either by removing, eliminating, or isolating the hazard, they must be used. OSHA has published a revised Bloodborne Pathogens Standard.

The Service Employees International Union (“SEIU”) has taken a proactive stance with regard to promoting the use of automated retraction needle devices in member hospitals. Events, including introduction of state and federal legislation and protests by SEIU members at San Francisco General Hospital, attest to the type of support from the community that the safety products and VanishPoint® product line, in particular, attract. Members of the SEIU have specifically requested VanishPoint® products in order to make their members aware of the availability of VanishPoint® technology and the need for it at other facilities with union membership. Unionized healthcare workers provide healthcare staffing for 12.5 percent of United States hospital facilities.

Under California’s groundbreaking legislation, Cal OSHA mandates healthcare employers to provide their workers with safe needle devices. This action was taken in response to events that transpired at San Francisco General Hospital and pressure from the SEIU and various federal, state, and local elected officials in California who demanded change. Our representatives served on the Advisory Committee for developing the amendments. California was the first state to successfully pass legislation mandating the use of safety needle products. The 1998 California legislation directed Cal OSHA to amend California’s bloodborne pathogens standard. This regulation requires the use of needle products that effectively eliminate or reduce injury rates. Employers are also required to create and maintain a log of all needlestick injuries by the type of device and the manufacturer’s brand. Noncompliance with this Cal OSHA standard can result in misdemeanor and/or felony charges that carry penalties of up to three years in prison and fines up to $250,000.

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

Marketing and Distribution

Under the current supply chain system in the U.S. acute care market, the vast majority of decisions relating to the contracting for and purchase of medical supplies are made by the representatives of group purchasing organizations (“GPOs”) rather than the end-users of the product (nurses, doctors, and testing personnel). The GPOs and manufacturers often enter into long-term exclusive contracts which can prohibit entry in the marketplace by competitors. According to “The Role of Group Purchasing Organizations in the US Health Care System,” a report prepared by Muse & Associates for the Health Industry Group Purchasing Association (“HIGPA”), the potential hospital marketplace for medical/surgical equipment and supplies in 1998 and 1999 was $32.8 billion and $34.1 billion, respectively. HIGPA and other industry representatives estimate that 80 percent of these hospital expenditures were channeled through GPOs. In the needle and syringe market, the market share leader, B-D, has utilized long-term exclusive contracts which have restricted our entry into the market.

We distribute our products in the United States and its territories through general line and specialty distributors. We also utilize international distributors. We entered into an agreement with Abbott Laboratories whereby Abbott agreed to act as a nonexclusive marketer and distributor of our 1cc, 3cc, 5cc, and 10cc syringes, blood collection tube holders, and small tube adapters to acute care facilities in the United States. See Dependence on Certain Customers. The Abbott agreement is for an initial five-year term that began in May 2000. We continue to utilize our current general line and specialty distributors in other market segments, such as primary care and alternate care facilities.

We have developed a national direct marketing network in order to market our products to health care customers and their purchaser representatives. We have seven employees located across Texas, Georgia, California, Tennessee, New Jersey, Wisconsin, and Arizona. Our marketers make calls on target markets that are users of syringes and blood collection tube holders. Our marketers make contact with all of the departments that affect the decision-making process for safety products, including the purchasing agents. They call on alternate care sites and talk directly with the decision-makers of the facility. We employ registered nurses that educate healthcare providers and healthcare workers through accredited continuing education units for in-service training, exhibits at related trade shows, and publications of relevant articles in trade journals and magazines. These nurses provide clinical support to customers. In addition to marketing our products, the network demonstrates the safety and cost effectiveness of the VanishPoint® automated retraction products to customers.

We have numerous agreements with organizations for the distribution of our products in foreign markets. Sales to these markets are limited at this time, as the marketing efforts are in their early stages. The total population of Western Europe exceeds 310 million, and the recognition for the urgency of safe needle devices in parts of Europe has echoed the United States model. In France, England, Germany, and Italy, organized healthcare worker unions have taken action to force hospitals and government agencies to place safety as a priority. France has led Western Europe in its recognition of safety and has implemented VanishPoint® blood collection tube holders in several hospitals and clinical laboratories.

Key components of our strategy to increase our market share are to: (a) continue marketing emphasis in states that have implemented safe needle legislation; (b) continue to add Veterans Administration facilities, health departments, emergency medical services, federal prisons, and home healthcare facilities as customers; (c) educate healthcare providers, insurers, healthcare workers, government agencies, government officials, and the general public on the reduction of risk and the cost effectiveness afforded by our VanishPoint® products; (d) supply product through Integrated Delivery Networks where possible; (e) explore possibilities for future licensing agreements and joint venture agreements for the manufacture and distribution of safety products in the United States and abroad; (f) introduce new products; and (g) continue to increase international sales, particularly in Europe, where safety legislation appears to be moving parallel to the United States, with a one to two-year lag time.

Several factors could materially affect the marketability of our products. Demand could be dramatically increased by current legislation encouraging the use of safety syringes. Demand could also be increased if we were successful in the antitrust lawsuit we have filed against B-D and others. See Item 3 Legal Proceedings. Marketability of our products could depend, in part, on our ability to meet a dramatic and sudden increase in demand and on our ability to quickly find additional production capacity through licensing agreements and joint ventures, the purchase of appropriate facilities, or manufacturing and storage services.

Status of Publicly Announced Products

We have patented and are in the process of developing additional safety needle products. Such products include a dental syringe, winged butterfly IV, and a catheter introducer. Our inability to access the market and lack of adequate capitalization has slowed the introduction of these products into the market.

Competition

We believe VanishPoint® syringes continue to be the most effective safety syringes in today’s market. Our syringes include passive safety activation, require less disposal space, and are activated while in the patient.

Founded in 1897, B-D is headquartered in New Jersey. B-D’s safety-engineered syringe and needle products sales accounted for approximately 14.2 percent of B-D’s total 2002 sales. B-D currently manufactures the SafetyLok™, a syringe that utilizes a tubular plastic sheath that must be manually slid over the needle after an injection, and the SafetyGlide™, a syringe which utilizes a hinged lever to cover the needle tip. B-D also manufactures a safety blood collection tube holder that utilizes the SafetyLok™ sheath. B-D’s “Vacutainer®” blood collection tube holder is commonly used as industry jargon to refer to blood collection tube holders in general. B-D has begun manufacture of a 3cc retracting needle product. The impact of B-D’s new Integra syringe is yet to be determined. However, at this time, it does not offer a 1cc size and when used with highly viscous medication may leak (as described in their instructions for use). B-D’s marketing practice is currently the subject of our litigation. See Item 3 Legal Proceedings.

Sherwood was acquired by Tyco International Ltd., a company headquartered in Bermuda. Sherwood manufactures the Monoject®, a safety syringe that utilizes a sheath similar to the B-D SafetyLok™ syringe and the Magellan®, a safety syringe that utilizes a hinged lever to cover the needle tip.

Founded in 1974, Terumo was the first company to sell disposable syringes in Japan. Today Terumo manufactures standard syringes and blood collection tube holders, operates internationally, and has sales in some 120 countries.

Both B-D’s SafetyLok™ and Sherwood’s Monoject® safety syringes require the use of two hands and several extra steps to activate the tubular plastic shield which must be slid and locked into place to protect the needle. In contrast, use of the VanishPoint® syringe is identical to that of a standard syringe until the end of an injection, when the automated retraction mechanism retracts the needle directly from the patient safely into the barrel of the syringe. This allows both hands to remain safely out of harm’s way.

B-D and Sherwood have controlling market share, greater financial resources, larger and more established sales and marketing and distribution organizations, and greater market influence, including the long-term and/or exclusive contracts with GPOs described earlier. The current conditions have restricted competition in the needle and syringe market. As a result, the Company filed a lawsuit in the United States District Court for the Eastern District of Texas against B-D; Tyco International (U.S.), Inc.; Tyco Healthcare Group, L.P.; Premier, Inc.; Premier Purchasing Partners, L.P.; V.H.A., Inc.; and Novation L.L.C. The suit alleges violations of state and federal antitrust laws, tortious interference, business disparagement, and common law conspiracy. See Item 3 - Legal Proceedings. These competitors may be able to use their resources to improve their products through research or acquisitions or develop new products, which may compete more effectively with our products.

In addition to B-D and Sherwood, there are companies that manufacture needlestick injury prevention products that our products will compete against for market share. Among those companies are: Bio-Plexus, Inc. (“Bio-Plexus”), Smiths Industries Medical Systems (“SIMS”), Sterimatic, Ltd., and New Medical Technologies, Inc. (“NMT”). Bio-Plexus utilizes a recessed internal hollow blunt safety technology where the internal blunt is advanced and locked into place beyond the sharp outer tip of the needle. SIMS utilizes a patented sheath whereupon completion of the procedure, the healthcare worker presses the sheath against a hard surface to lock the needle into the sheath. Sterimatic, Ltd. manufactures a syringe with a plastic sleeve that covers the needle after injection. NMT manufactures a syringe that utilizes automated retraction of the used needle within the barrel of the syringe. See Item 3 - Legal Proceedings.

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

Our competitive strengths include that the VanishPoint® syringe is one of four syringes given the highest possible rating by ECRI (formerly Emergency Care Research Institute). Our blood collection tube holder is one of only two safety products given the highest possible rating. Our products also have an advantage over non-retracting safety needles because minimal training and changes to practitioners’ normal routines are required. Our products include design features which prohibit unfortunate and improper reuse.

Our competitive weaknesses include our current lack of market share (less than 1 percent) because three well-established companies control most of the market. Our competitive position is also weakened by the method that providers use for making purchasing decisions and the fact that our initial price per unit is, in some instances, higher. However, our price per unit is competitive or even lower than the competition once all the costs incurred during the life cycle of a syringe are considered. Such life cycle costs include disposal costs, testing and treatment costs for needlestick injuries, and treatment for contracted illnesses through needlestick injuries.

Principal Suppliers and Sources of Raw Materials

We purchase most of our product components from single suppliers, including needle adhesives, and packaging materials. There are multiple sources of these materials. We own the molds that are used to manufacture the plastic components of our products. Our suppliers include Magor Mold, Inc., APEC, Multivac, Inc., Exacto Spring Corporation, Ion Beam Applications, Inc. (“IBA,” formerly Sterigenics), Nipro Corporation and ISPG.

Dependence on Major Customers

Abbott purchases comprised 47.4 percent and 43.8 percent of our unit sales in 2001 and 2002, respectively. Unit sales to Abbott increased 14.1 percent from 2001 to 2002. Abbott distributes and markets our products into the acute care market. While the 14.1 percent increase in our sales to Abbott is significant, inconsistencies in sales growth and timing of orders have made it difficult to plan production requirements in an efficient and cost effective manner.

McKesson accounted for 11.8 percent of unit sales in 2002.

Unit sales to others were 52.6 percent and 56.2 percent of sales in 2001 and 2002, respectively. Unit sales to others increased 31.9 percent from 2001 to 2002. Sales to others consist primarily of sales into the alternate care market.

Patents and Proprietary Rights

Thomas J. Shaw and the Company entered into a Technology License Agreement dated effective as of the 23rd day of June, 1995, whereby Mr. Shaw granted us “… a worldwide exclusive license and right under the ‘Licensed Patents’ and ‘Information’, to manufacture, market, sell and distribute ‘Licensed Products’ and ‘Improvements’ without right to sublicense and subject to such nonexclusive rights as may be possessed by the Federal Government…” ‘Licensed Patents’, ‘Information’, ‘Licensed Products’, and ‘Improvements’ are all defined extensively in the Technology License Agreement. We may enter into sublicensing arrangements with Mr. Shaw’s written approval of the terms and conditions of the licensing agreement. The ‘Licensed Products’ include all retractable syringes and retractable fluid sampling devices and components thereof, assembled or unassembled, which comprise an invention described in ‘Licensed Patents’, and improvements thereof including any and all ‘Products’ which employ the inventive concept disclosed or claimed in the ‘Licensed Patents’.

In exchange, we paid Mr. Shaw a $500,000 initial licensing fee which was fully paid in 1997. Furthermore, we agreed to pay a 5 percent royalty on gross sales after returns. The license terminates upon expiration of the last licensed patents unless sooner terminated under certain circumstances. The licensing fee has been paid in accordance with this agreement. Pursuant to a Royalty Waiver Agreement effective as of January 18, 2002, among the Company, Thomas J. Shaw and his wife, Suzanne M. August, Mr. Shaw and his wife agreed to waive payment of royalties in the amount of $1 million payable for sales of ‘Licensed Products’ during the year 2001. On June 21, 2002, Thomas J. Shaw and his wife, Suzanne M. August, forgave an additional $500,000 of the royalties payable under the licensing agreement. All prior royalties have been paid.

We have the right and obligation to obtain protection of the invention, including prosecution of patent properties. The license unilaterally changes to a nonexclusive license in the event of a hostile takeover. Also, if Mr. Shaw involuntarily loses control of the Company, the license becomes a nonexclusive license and a right to information which is detailed in the June 1995 license agreement.

We have sought foreign patent protection through the Patent Cooperation Treaty and have filed applications for regional and national patent protection in selective countries. In addition, we have filed applications for national patents in selective countries where we believe the VanishPoint® syringe can be utilized most.

We hold numerous United States patents related to our automated retraction technology, including patents for dental syringes, catheter introducers, winged IV sets, syringes, and blood collection tube holders. In addition, we have multiple applications for patents currently pending.

We have also registered the following trade names and trademarks: VanishPoint®, VanishPoint® logos, RT with a circle mark, the Spiral Logo used in packaging our products, and the color coded spots on the ends of our syringes. We also have applications pending for trademark protection for the phrase “the new standard for safety.”

There are currently no patent infringement claims pending against the VanishPoint® retraction technology. We have decided, on the advice of patent counsel, not to purchase patent insurance because it would require inappropriate disclosure of information that is currently proprietary and confidential. See Item 3 - Legal Proceedings.

Regulatory Status and Effect of Regulation

We and our products are regulated by the FDA. The syringe is a Class II medical device which requires assurance by the manufacturer that the device is safe and effective and that it meets certain performance standards. The FDA issued its Notice of Substantial Equivalence declaring the VanishPoint® syringe products to be substantially equivalent to a legally marketed predicate device (i.e., granted us permission to market our safety syringes in interstate commerce) for the 3cc VanishPoint® syringe in December 1995; for the 5cc and 10cc VanishPoint® syringes in May 1997; for the 1cc allergy and insulin syringes in November 1997; for the 1cc VanishPoint® tuberculin syringe in February 1998; and for the VanishPoint® blood collection tube holder and small tube adapter in August 1997.

In addition to Notice of Substantial Equivalence, we must register with the FDA on an annual basis and provide the FDA with a list of commercially distributed products. Texas has similar registration requirements. The FDA tries to inspect all medical device manufacturing facilities at least once every two years to determine the extent to which they are complying with Quality System Regulation. The most recent inspection occurred in April 2000, after which the auditor determined “No Action Indicated.”

TUV Essen, a subsidiary of RWTÜV Germany, certified our quality system for ISO 9001: 1994. Since the original certification in 1997, we have undergone annual surveillance audits with no major noncompliances noted. In addition, the VanishPoint® product line was certified for a CE Mark. The CE Mark authorizes us to sell in 18 different countries.

In June 2001, TUV Essen performed a re-certification audit of our quality system and CE Mark (ISO 9001, EN 46001, 93/42/EEC Annex II). We received re-certification in July 2001. The last surveillance audit was performed in March 2002 with no major noncompliances noted.

Government Funding of Research and Right to License

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

Research and Development

We spent $899,149, $756,542 and $337,930 in fiscal 2000, 2001, and 2002, respectively, on research and development, primarily on development of prototype molds and manufacturing processes for the following products: 1cc syringe, 3cc syringe, 5cc syringe, 10cc syringe, and the blood collection tube holder. Our ongoing research and development activities are performed by an internal research and development staff. This team of engineers developed automated line assembly for the syringe and blood collection tube holder and established processes to meet regulatory requirements. Products currently in development by our internal team include the winged butterfly IV, the catheter introducer, and the dental syringe. Our inability to access the market and lack of adequate capitalization has slowed the introduction of these products into the market. Possible future products include all needle medical devices to which the automated retraction mechanism can be applied.

Environmental Compliance

We believe that we do not incur material costs in connection with compliance with environmental laws. We are considered a Conditionally Exempt Small Quantity Generator because we generate less than 100 kilograms (220 lbs.) of hazardous waste per month. Therefore, we are exempt from the reporting requirements set forth by the Texas Commission on Environmental Quality. The waste that is generated at our facility is primarily made up of flammable liquids and is sent for fuel blending by Safety Kleen. This fuel blending process completely destroys our waste and satisfies our “cradle-to-grave” responsibility.

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

Employees

As of March 17, 2003, we had 164 full-time employees, two part-time employees, and one independently contracted consultant. Of the 164 full-time employees, four persons were engaged in research and development activities, 82 persons were engaged in manufacturing and engineering, 35 persons were engaged in quality assurance and regulatory affairs, 14 persons were engaged in sales and marketing, 26 persons were engaged in general and administrative functions, and three persons in facilities. No employees are covered by collective bargaining agreements. We are dependent upon a number of key Management and technical personnel, and the loss of services of one or more key employees could have a material adverse effect on us. Our President and Chief Executive Officer, Thomas J. Shaw, has an employment contract that ended on September 2002 with an automatic and continuous renewal for consecutive two-year periods.

Item 2.    Description of Property

Our 22,500 square foot headquarters is located at 511 Lobo Lane, on 35 acres, which we own, overlooking Lake Lewisville in Little Elm, Texas. The building is a modular portion of a larger planned building for which the engineering design has been finalized. The headquarters are in good condition and house our administrative offices and manufacturing facility. Our current expansion plans do not include going outside the 35 acres on which the headquarters is located. We anticipate that any future development of facilities beyond those 35 acres will be in areas closer to the east and west coast customer bases. The land and building on which the headquarters is located are the subject of a lien by Katie Petroleum, Inc. (“Katie Petroleum”) as collateral for a loan in the aggregate current principal amount of $250,003 (the “Katie Petroleum Loan”). The Katie Petroleum Loan provides for monthly payments of accrued interest and a February 18, 2005, maturity date. The interest rate on the Katie Petroleum Loan is prime plus 1 percent. The Katie Petroleum Loan agreement further provides that, as long as preferred stock dividend arrearages exist, the maturity date will be extended on a year to year basis until such time as no arrearages exist. Pursuant to the Katie Petroleum Loan Agreement, the Deed of Trust for this property and a related Assignment of Rents cannot be pledged until the loan is repaid. The loan cannot be prepaid before the preferred stock dividends are paid.

We also lease Suites 618, 620, 622, and 628 S. Mill Street, Lewisville, Texas, as well as storage stalls located at 102 E. Purnell, Lewisville, Texas, from Mill Street Enterprises, a sole proprietorship owned by Lillian E. Salerno, a shareholder and consultant for the Company. This lease is for over 4,000 square feet of office space in good condition. The lease is for a five-year period beginning in July 2002 at a monthly rate of $2,900. This space is used to store office documents and for general office and marketing purposes.

We do not hold any real estate or related securities for investment purposes or engage in real estate activities.

In the opinion of Management, all the properties and equipment are suitable for their intended use and are adequately covered by an insurance policy which lists Balboa Capital, American Express, GE Capital Modular Space, Fleet Capital, Texas Bank, and Katie Petroleum as the loss payees.

Assuming we are able to access the market, we would need to receive additional capital to fund capital expenditures which could include additional assembly lines, manufacturing space, warehousing, and related infrastructure. The expansion could include expanding manufacturing capacity for existing products. The amount of capital required would be dependent on our analysis of the extent of the potential market penetration if we are able to compete in a free market environment.

Item 3.    Legal Proceedings

On January 29, 2001, we filed a lawsuit in the United States District Court for the Eastern District of Texas, Texarkana Division (the “Federal Court Case”) styled Retractable Technologies, Inc. v. Becton Dickinson and Company, Tyco International (U.S.), Inc., Tyco Healthcare Group, L.P., Novation, L.L.C., VHA, Inc., Premier, Inc. and Premier Purchasing Partners, L.P., Cause No. 501CV036. We allege violations of state and federal antitrust acts, tortious interference with prospective business relationships, business disparagement, and common law conspiracy. These violations are based on our belief that the defendants combined or conspired to eliminate or lessen competition and to acquire and maintain monopoly power among hospitals and healthcare technology providers. We are seeking the following damages: an injunction enjoining each defendant from continuing the unlawful conduct alleged and from entering into any other combination, conspiracy, or agreement having similar purposes or effect and for actual damages, punitive damages, treble damages, costs of suit including reasonable attorneys’ fees, pre-judgment and post-judgment interest at the maximum possible rate, and such other relief as we may be entitled. The case was scheduled for an April 2003 trial but has been rescheduled for a February 3, 2004, trial date. We have filed a Motion to Reconsider Trial Date requesting the trial be reset on a date beginning in August or September 2003.

On February 1, 2002, the Company filed a patent infringement lawsuit alleging willful and intentional infringement of two patents directed to syringes having retractable needles in the United States District Court for the Eastern District of Texas, Sherman Division, styled Retractable Technologies, Inc. v. New Medical Technology, Inc.; New Medical Technology, Ltd.; and NMT Group PLC, Cause No. 4:02-CV-34 (the “NMT Defendants”). Thomas J. Shaw was subsequently added as a plaintiff in the suit. The defendants counterclaimed, alleging noninfringement and invalidity of the patents. Discovery is underway and trial is set for November 3, 2003. On February 18, 2003, the Company and Thomas J. Shaw filed an additional complaint against the same defendants in this Court, alleging infringement of a third syringe patent. The Company is presently trying to consolidate the two actions. The Company is seeking monetary damages and permanent injunctive relief in both actions.

We are not a party to any other material legal proceeding.

Item 4.    Submission of Matters to a Vote of Security Holders

The business of the Series II Class B Convertible Preferred (“Series II”) Stockholders intended to be addressed at the 2002 Annual Meeting (the “Annual Meeting”) of Retractable Technologies, Inc., originally scheduled for September 20, 2002, was adjourned and rescheduled for November 8, 2002, because quorum requirements were not met on September 20, 2002. The purpose of the meeting was the election by the Series II shareholders of three Series II Directors. Of the 431,000 shares of Series II Stock of RTI entitled to vote, less than the 215,500 required to constitute a quorum were represented in person or by proxy at the rescheduled November 8, 2002, meeting. Accordingly, no business of the Series II shareholders could be transacted except for the rescheduling of the Series II shareholder meeting. The Series II shareholders voted in favor of January 24, 2003, as the rescheduled date for the Series II business of the Annual Meeting.

At the January 24, 2003, meeting, 242,000 shares of the 431,000 shares of Series II Stock of the Company entitled to vote were represented in person or by proxy at the Series II Meeting, which was more than the 215,500 required for quorum. The election of three Series II Directors was put to a vote by the holders of the Series II stock present in person or by proxy and the results were as follows:

NOMINEE	FOR	AGAINST
Kenneth W. Biermacher	232,000	10,000
Timothy G. Greene	232,000	10,000
John J. McDonald	232,000	10,000

Accordingly, Kenneth W. Biermacher, Timothy G. Greene, and John J. McDonald were elected as Series II Directors to serve until the 2003 annual meeting. As of their election, the Board of Directors consists of:

Thomas J. Shaw	Class 2 Director
Steven R. Wisner	Class 2 Director
Russell B. Kuhlman	Class 1 Director
Douglas W. Cowan	Class 2 Director
Clarence Zierhut	Class 2 Director
Marwan Saker	Class 2 Director
Kenneth W. Biermacher	Series II Director
Timothy G. Greene	Series II Director
John J. McDonald	Series II Director

No other matters were voted on at the January 24, 2003, meeting.

PART II

Item	5. Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

Our Common Stock has been listed on The American Stock Exchange (the “AMEX”) since May 4, 2001. Shown below is the closing high and closing low sales price of our Common Stock as reported by the AMEX for each quarter of the last two fiscal years since the Common Stock began trading on the AMEX:

	Common Stock
	High	Low
2002
Fourth Quarter	$4.75	$3.60
Third Quarter	$5.35	$3.65
Second Quarter	$6.69	$3.70
First Quarter	$5.95	$4.10
2001
Fourth Quarter	$7.40	$5.34
Third Quarter	$7.00	$3.40
Second Quarter	$12.75	$5.80

SHAREHOLDERS

As of March 17, 2003, there were 20,328,100 shares of Common Stock held by 403 shareholders of record not including shareholders who beneficially own Common Stock held in nominee or “street name.”

DIVIDENDS

We have not ever declared or paid any dividends on the Common Stock. We have no current plans to pay any cash dividends on the Common Stock. We intend to retain all earnings, except those required to be paid to the holders of the Preferred Stock, to support operations and future growth. As of the date of this Report, approximately $403,000 in dividends are in arrears on Series A Stock and $12,013,000 in dividends are in arrears on the Class B Preferred Stock. Dividends may not be paid on the Common Stock until all dividends on the Preferred Stock have been paid. Pursuant to the requirements of a loan from

Texas Bank, we have agreed not to return capital to the shareholders or redeem outstanding shares without the bank’s prior consent. We had permission from the bank where necessary, namely, the redemption of Series A Stock and payment of Series A dividends.

EQUITY COMPENSATION PLAN INFORMATION

See Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for a chart describing compensation plans under which equity securities are authorized.

RECENT SALES OF UNREGISTERED SECURITIES

The following discussion outlines all securities sold by us for cash or services rendered during the fourth quarter of 2002. All of the shares sold or granted were issued pursuant to the authority granted by the private offering exemption outlined in Section 4(2) and Rule 506 of Regulation D under the Securities Act to a limited number of persons and without a view toward distribution.

We sold 27,500 shares of Series V Class B Convertible Preferred Stock (“Series V Stock”) at $4.00 per share to 3 accredited investors for an aggregate amount of $110,000 in cash. Series V Stock is convertible immediately on a one-to-one basis into shares of Common Stock for no additional consideration.

Sales of unregistered securities in the first three quarters of 2002 were reported in the Company’s Form 10-QSB quarterly reports filed with the Commission and are available online via Edgar.

Item 6.    Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the impact of dramatic increases in demand, our ability to quickly increase production capacity in the event of a dramatic increase in demand, our ability to access the market, our ability to successfully resolve our litigation with B-D, among others, our ability to finance research and development as well as operations and expansion of production through equity and debt financing, as well as sales, and the increased interest of larger market players in providing safety needle devices. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

SELECTED FINANCIAL DATA

The following selected financial data for fiscal years ended December 31, 2002, and 2001, is derived from financial statements, which were audited by independent accountants. The data should be read in conjunction with the audited financial statements and selected notes and the following discussion of results of operations.

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001
Sales, net	$20,316,299	$16,145,635
Cost of sales	14,990,932	13,322,965
Product recall and recovery	481,637	—

Gross margin	4,843,730	2,822,670

Operating Expenses

Sales and marketing	4,042,081	4,066,433
Research and development	337,930	756,542
General and administrative	4,534,217	4,149,389
Debt conversion expense	2,319,073	—
Deferred IPO Costs	—	563,912

Total operating expenses	11,233,301	9,536,276

Loss from operations	(6,389,571)	(6,713,606)
Interest income (expense), net	(436,357)	(501,674)

Net Loss	(6,825,928)	(7,215,280)
Preferred stock dividend requirement	(2,266,250)	(2,023,954)

Net loss applicable to common stockholders	$(9,092,178)	$(9,239,234)

Net loss per share (basic and diluted)	$(0.45)	$(0.47)

Weighted average common shares outstanding	20,300,454	19,774,006

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are to our fiscal year ended December 2002 or 2001. Variances have been rounded for ease of reading.

Comparison of Year Ended

December 31, 2002, and Year Ended December 31, 2001

Net sales were $20,316,299 and $16,145,635 for the years ended December 31, 2002, and December 31, 2001, respectively. The increase of $4,170,664 or 25.8 percent, was due principally to an increase in the sales of $4,200,000 and $2,000,000 for the 1cc syringe and 3cc syringe, respectively. These increases were offset by a decrease in revenues of $1,900,000 for the 5cc syringes, 10cc syringes, and blood collection tube holders. Sales under the Abbott agreement accounted for 49.0 percent of 2002 revenues and 55.2 percent of 2001 revenues. Sales to other distributors in 2002 increased 43.3 percent compared to 2001. Syringe revenues increased $4,800,000, or 32.0 percent, and blood collection tube holder revenues decreased $636,000, or 57.0 percent.

Cost of sales increased from $13,322,965 in 2001 to $14,990,932 in 2002, or an increase of $1,667,967, or 12.5 percent. Cost of sales as a percentage of revenues decreased from 82.5 percent to 73.9 percent. The improvement of Cost of sales as a percentage of revenue is attributable to better operating efficiencies achieved at higher production volumes. Other factors included in Cost of sales are increases in royalty expense of $304,000 and depreciation of $144,000. Decreases include a reduction in repairs of $271,000, product testing of $70,000, and consulting of $41,000.

The Company recorded an expense of $481,637 in the second quarter of 2002 related to a recall and recovery of certain lots of blood collection tube holders. The Company found that, in limited lots, upon testing some blood collection tube holders retracted prior to activation. The premature retraction occurred during use as well as during shipping and handling. The Company has addressed the premature retraction through the manufacturing and design process.

Research and development expense decreased from $756,542 in 2001 to $337,930 in 2002. Reductions in labor costs of $194,000, consulting of $154,000, and experimental parts of $48,000 account for most of the decrease. The reduction was due to costs associated with the 1cc syringe incurred when production began in 2001.

Sales and marketing expenses decreased to $4,042,081 in 2002 from $4,066,433 in 2001, a de minimus change. As a percentage of revenues, sales and marketing expenses decreased from 25.2 percent in 2001 to 19.9 percent in 2002. Marketing fees to distributors increased $247,000 due to the increase in revenues. The increased marketing fees were offset by decreases in travel and entertainment expense of $97,000, office expense of $24,000, telephone expense of $26,000, and trade show expense of $31,000.

General and administrative costs increased $384,828, or 9.3 percent, from 2001 to 2002. Increases include increased legal fees of $525,000, insurance costs of $96,000, option expense of $49,000 and property tax of $38,000. These increases were offset by reduction in accounting fees of $137,000, wages of $123,000, office expense of $89,000, and advertising of $51,000.

In 2002, the Company converted a $2,500,000 note and $1,179,284 of the real estate note, to shares of Series V Stock of the Company. The Company recorded an expense of $2,319,073. This expense consisted of $1,821,246 attributable to the value of the shares issued in addition to the original conversion terms of the note, $440,000 is attributable to stock options issued in connection with the conversion of the debt, and the write-off of unamortized debt expense of $57,827. The expense associated with the additional shares issued and the stock options were increases to additional paid-in-capital. See Note 7 to the financial statements for additional information.

Interest income decreased by $41,908, due to lower invested cash balances. Interest expense net decreased $107,225, due to a decrease in interest expense of $234,000 due principally to lower loan balances. The decrease in interest expense was offset by a decrease in capitalized interest of $127,000.

Preferred stock dividend requirements were $2,266,250 for 2002 compared to $2,023,954 in 2001, an increase of $242,296. The increase is due to the issuance of Series V Stock in 2002.

Net loss per share decreased 4.3 percent, from $0.47 per share in 2001 to $0.45 per share in 2002. Of the decrease, $0.01 is due to the increase in average common shares outstanding and $0.02 is due to the decrease in net loss. The increase in preferred dividend requirements increased loss per share by $0.01.

Weighted average common shares outstanding increased principally due to conversion of preferred stock into common stock.

Cash flow from operating activities improved from a negative $3,672,828 to a negative $1,543,466, an improvement of $2,129,362. The Company’s net loss was $389,351 less than the previous year, but the loss for 2002 included a noncash charge for debt conversion expense of $2,319,073. Other positive factors affecting cash flow include an increase in payables of $1,909,280, an increase in other accrued liabilities of $1,000,163, and a decrease in inventories of $439,232. Negative factors include an increase in accounts receivable of $1,094,338 and a decrease in marketing fees of $642,770. The Company spent $131,217 for capital items.

Finance activities provided significant changes to the Company’s balance sheet, including the sale of the Series V Stock offering, providing approximately $9,700,000 in equity. We used $2,000,000 of the proceeds of the Series V Stock offering and the proceeds from a $3,000,000 loan from Katie Petroleum to retire the $5,000,000 note from Abbott. We exchanged 919,821 shares of Series V Stock to retire $3,679,284 of long-term debt. We exchanged 387,500 shares of Series V Stock to reduce payables by $1,550,000. Thomas Shaw and his wife, Suzanne August, forgave $1,500,000 in royalties in 2002.

Comparison of Year Ended

December 31, 2001, and Year Ended December 31, 2000

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

Cost of sales increased from $8,815,939 in 2000 to $13,322,965 in 2001, an increase of $4,507,026 or 51.1 percent. Of this increase, $2.08 million was due to material costs, $260,000 due to direct labor costs, and $310,000 in indirect labor costs. Additionally, depreciation increased $250,000 principally due to the 1cc equipment coming on line. Repairs and maintenance increased $340,000 due to additional equipment being brought on line. Sterilization costs increased $170,000 due to increased volume and royalty costs increased $640,000 due to higher sales levels. In January 2002, Thomas J. Shaw and his wife, Suzanne M. August, announced they had forgone $1 million in royalties attributable to 2001 activity. This was recorded in the first quarter of 2002. The remaining increase of $460,000 consists principally of increased labor costs in Regulatory Affairs and Facilities, offset by reductions in consulting expense and travel.

Preproduction manufacturing expenses decreased from $627,200 in 2000 to zero in 2001. As we completed development stage activities in the second quarter of 2000, we no longer classify any manufacturing costs as preproduction manufacturing expense.

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

Sales and marketing expense decreased from $4,955,456 in 2000 to $4,066,433 in 2001, a decrease of $889,023. The largest portion of the decrease is $830,000 for fees to distributors. As our distributor contracts were renewed, any portion of chargebacks to distributors not specifically identified as marketing fees are offset against revenues rather than shown as marketing fees. The majority of marketing fees in 2001 are attributable to Abbott Laboratories. Compensation expense decreased $290,000 due to a reduction in force in 2001. Expense for samples increased $100,000.

General and administrative costs decreased from $4,788,735 in 2000 to $4,149,389 in 2001, a decrease of $639,346. The principal reason for the decrease was a charge of $760,000 in 2000 for stock options issued to non-employees for past service awards and no stock option expense in 2000. Accounting fees increased $130,000 and legal fees increased $30,000 principally due to our expense associated with public filings. Compensation expense in Human Resources increased $100,000 and compensation for the legal department increased $50,000 due principally to increased staffing requirements. Corporate compensation decreased $180,000 due to the reduction in force in May 2001. Travel expense decreased $130,000. Insurance cost for directors and officers and general liability increased $80,000. Advertising costs increased $85,000.

RTI incurred expenses of $563,912 in connection with its public offering which was filed on December 22, 2000, and which was declared effective by the Securities and Exchange Commission on May 3, 2001. On September 20, 2001, RTI filed a post-effective amendment to withdraw RTI’s offering of 2,000,000 shares of common stock. Effective with the decision to withdraw such offering, RTI expensed all deferred IPO costs resulting in a charge in 2001 of $563,912.

Interest income decreased $152,252 due to lower invested cash balances. Net interest expense increased $349,841 due to higher outstanding debt and $121,714 due to a reduction in capitalized interest.

Preferred stock dividend requirements were $2,023,954 for 2001 compared to $3,719,839 in 2000, a decrease of $1,695,885. The decrease is due to reduction in the outstanding preferred stock as a result of conversion to common stock.

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

Cash flow from operations improved from a negative $8,555,399 in 2000 to a negative $3,672,828 in 2001, an improvement of $4,882,571. The principal reason for this improvement was a decrease in net loss from $10,444,609 in 2000 to $7,215,280 in 2001, an improvement of $3,229,329. A decrease of $737,111 in accounts receivable net of allowance for bad debt in 2001 compared to an increase of $1,794,207 in 2000 resulted in a favorable variance of $2,531,318. Other major favorable variances to cash flow include depreciation and amortization, $257,550; reduction in other current assets, $635,612; and an increase in accounts payable resulting in a positive variance in 2001 of $1,025,101 principally due to increased provision for chargebacks and amounts payable to APEC. Negative variances for 2001 compared to 2000 include stock option expense of $811,670 in 2000 compared to none in 2001; increase of marketing fees payable of $580,269 in 2001 compared to $1,598,546 in 2000 resulting in a negative impact of $1,018,277; and an increase in the level of inventory resulting in a negative variance of $745,476. The Company spent $782,130 in purchase of equipment in 2001 compared to $2,413,191 in 2000. The Company raised $2,500,000 in debt in 2001 compared to $7,000,000 in 2000 of which $1,150,789 was used to pay off Western Bank. The Company also had an equity offering in 2000 which raised $11,338,000. The Company paid $2,971,976 in dividends in 2000 and paid no dividends in 2001.

ASSESSMENT OF FAS 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

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

The adoption of FAS 146 is not expected to have a material impact on the Company as there are no exit or disposal activities planned.

ASSESSMENT OF FAS 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company’s adoption of this statement is discussed in Note 3 to the Financial Statements under the caption “Stock-based Compensation.”

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

Stock-Based Compensation

Prior to 2002, the Company accounted for stock-based compensation under the recognition and measurement provisions (intrinsic value method) of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all director, officer, and employee awards granted, modified, or settled after December 31, 2001. The prospective method is one of the alternative transition methods provided in FAS 148. Awards under the Company’s plans vest over periods up to three years. Therefore, the cost related to stock-based compensation included in the determination of net income for 2002 is less than would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. SFAS No. 123 indicates that the fair value method is the preferable method of accounting.

LIQUIDITY AND FUTURE CAPITAL REQUIREMENTS

Historical Sources of Liquidity

We have historically funded operations primarily from proceeds from private placements and bank loans. We were capitalized with approximately $52,600,000 raised from six separate private placement offerings. As of September 30, 1995, we sold 5,000,000 shares of Series A Stock at $1 per share, for an aggregate of $5,000,000. As of October 31, 1996, we sold 1,000,000 shares of Series I Class B Stock at $5 per share for an aggregate of $5,000,000. As of January 31, 1998, we sold 1,000,000 shares of Series II Class B Stock at $10 per share for an aggregate of $10,000,000. As of September 30, 1999, we sold 1,160,200 shares of Series III Class B Stock at $10 per share for an aggregate of $11,602,000. As of May 4, 2000, we sold 1,133,800 shares of Series IV Class B Stock at $10 per share for an aggregate of $11,338,000. As of December 31, 2002, we sold 2,416,221 of Series V Class B Stock at $4 per share. Of the $12,802,396 raised in this offering, $4,435,600 was in cash; $3,679,284 was in exchange for loans payable to Katie Petroleum; $1,550,000 was in exchange of accounts payable; $1,821,245 of debt conversion cost; and recognized a beneficial conversion feature aggregating $1,316,267.

We obtained $1,200,000, $710,000, and $2,000,000 in 1996, 1997, and 2000, respectively, from bank loans. Additionally, we received a Small Business Administration loan of $1,000,000 in 1996 to pay for portions of automated assembly equipment, multi-cavity molds, and other equipment. Furthermore, we borrowed $5,000,000 in 2000 under our Credit Agreement with Abbott. In October 2002 we repaid the Abbott note with proceeds from a new note from Katie Petroleum for $3,000,000 and a portion of the proceeds from an offering of Series V stock. See Notes to Financial Statements for a discussion of the terms of the new note.

Current Liquidity

We believe we can achieve our break even quarter utilizing our existing equipment. To achieve our break even quarter we would need minimal access to hospital markets which has been difficult to obtain due to the monopolistic marketplace which is the subject of our lawsuit discussed in greater detail in Item 3 - Legal Proceedings. In the event our lawsuit is successfully resolved, it will likely have a beneficial and material impact on our liquidity and demand for our products.

At the present time Management intends to raise additional equity capital in 2003. There can be no assurances that such efforts to raise equity capital will be successful. In the event we are not successful in raising capital and we continue to have only limited market access, the Company would take cost cutting measures to reduce cash requirements. Such measures could result in reduction of units being produced, reduction of workforce, reduction of salaries of officers and other nonhourly employees, and deferral of royalty payments to Thomas Shaw.

Unit sales increased 23.4 percent from 2001 to 2002. Abbott purchases comprised 47.4 percent and 43.8 percent of our unit sales in 2001 and 2002, respectively. Unit sales to Abbott increased 14.1 percent from 2001 to 2002. Abbott distributes and markets our products into the acute care market. While the 14.1 percent increase in our sales to Abbott is significant, inconsistencies in sales growth and timing of orders have made it difficult to plan production requirements in an efficient and cost effective manner.

McKesson accounted for 11.8 percent of unit sales in 2002.

Unit sales to customers other than Abbott were 52.6 percent and 56.2 percent of sales in 2001 and 2002, respectively. Unit sales to others increased 31.9 percent from 2001 to 2002. Sales to others consist primarily of sales into the alternate care market.

External Sources of Liquidity

We have obtained several loans over the past six years, which have, together with proceeds from sales of equities, enabled us to pursue development and production of our products. Currently we believe we could obtain additional funds through loans if needed. Furthermore, we have 676,634 shares of Series V Class B stock and the shareholders have authorized an additional 5,000,000 shares of a Class C stock that could, if necessary, be used to raise equity funds.

Contractual Obligations and Commercial Commitments

The following charts summarize all of our material obligations and commitments to make future payments under contracts such as debt and lease agreements as of December 31, 2002:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$3,211,676	$673,519	$907,374	$512,458	$1,118,325
Capital Lease Obligations	229,521	167,380	62,141	0	0
Total Contractual Cash Obligations	$3,441,197	$840,899	$969,515	$512,458	$1,118,325

Material Commitments for Expenditures

Assuming we are able to access the market, through our lawsuit or otherwise, we would need to receive additional capital to fund capital expenditures and working capital needs. Management would fund these expenditures through debt and equity offerings. Capital expenditures could include additional assembly lines, manufacturing space, warehousing, and related infrastructure. The expansion could include those products that have been developed but not yet marketed, as well as expanding manufacturing capacity for existing products. The amount of capital required would be dependent on our analysis of the extent of the potential market penetration if we are able to compete in a free market environment.

We had $131,217 in capital expenditures in 2002.

PLAN OF OPERATION ASSUMING LIMITED ACCESS TO MARKETS

At the present time Management intends to raise additional equity capital in 2003. In the event we are not successful in raising capital and we continue to have only limited market access, the Company would take cost cutting measures to reduce cash requirements. Such measures could result in reduction of units being produced, reduction of workforce, and reduction of salaries of officers and other nonhourly employees and deferral of royalty payments to Thomas Shaw.

Item 7.    Financial Statements

RETRACTABLE TECHNOLOGIES, INC.

FINANCIAL STATEMENTS AND

REPORTS OF INDEPENDENT ACCOUNTANTS

DECEMBER 31, 2002 AND 2001

RETRACTABLE TECHNOLOGIES, INC.

Report of Independent Accountants

To the Board of Directors and Stockholders

of Retractable Technologies, Inc.

We have audited the accompanying balance sheet of Retractable Technologies, Inc. as of December 31, 2002, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Retractable Technologies, Inc. as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other auditors whose report dated March 28, 2002 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Retractable Technologies, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2, the Company has limited access to the hospital market. The Company’s plans with respect to market access and liquidity are also set forth in Note 2.

/s/ CHESHIER & FULLER, L.L.P.

Cheshier & Fuller, L.L.P.

Dallas, Texas

February 12, 2003

Report of Independent Accountants

To the Board of Directors and

the Stockholders of Retractable Technologies, Inc.

In our opinion, the balance sheet as of December 31, 2001 and the related statements of operations, of changes in stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2001 present fairly, in all material respects, the financial position, results of operations and cash flows of Retractable Technologies, Inc. at December 31, 2001 and for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company has had limited access to the hospital market. The Company’s plans with respect to market access and liquidity are also set forth in Note 2. Also, see Note 7 for discussion of classification of note payable to Abbott Laboratories (Note references are to 2001 Annual Report on Form 10-KSB).

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Dallas, Texas

March 28, 2002

RETRACTABLE TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$1,342,117	$1,220,244
Accounts receivable, net of allowance for doubtful accounts of $73,294 and $69,521, respectively	2,666,866	1,585,024
Inventories, net	2,779,554	3,218,786
Other current assets	276,524	245,555

Total current assets	7,065,061	6,269,609

Property, plant, and equipment, net	10,515,480	11,740,464
Intangible assets, net	405,641	450,426
Other assets	72,671	79,952

Total assets	$18,058,853	$18,540,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,229,396	$3,917,650
Current portion of long-term debt	840,899	686,402
Accrued compensation	328,717	399,149
Marketing fees payable	1,874,571	2,517,341
Accrued royalties	602,777	1,019,050
Other accrued liabilities	145,116	259,184

Total current liabilities	8,021,476	8,798,776

Long-term debt, net of current maturities	2,600,298	9,579,053

Commitments and Contingencies (See Note 8)

Stockholders’ equity:
Preferred stock $1 par value:
Class A; authorized and issued: 5,000,000 shares; outstanding: 1,056,000 and 1,101,500 shares, respectively (liquidation preference of $1,584,000 and $1,652,250, respectively)	1,056,000	1,101,500
Class B; authorized: 5,000,000 shares
Series I, Class B; issued: 1,000,000 shares; outstanding: 259,400 and 261,900 shares, respectively (liquidation preference of $1,621,250 and $1,636,875, respectively)	259,400	261,900
Series II, Class B; issued: 1,000,000 shares; outstanding 431,000 shares (liquidation preference of $5,387,500)	431,000	431,000
Series III, Class B; issued: 1,160,445 shares; outstanding: 150,745 and 158,245 shares, respectively (liquidation preference of $1,884,313 and $1,978,063, respectively)	150,745	158,245
Series IV, Class B; issued: 1,133,800 shares; outstanding 1,066,000 shares (liquidation preference of $11,726,000)	1,066,000	1,066,000
Series V, Class B; issued 2,416,221 shares; outstanding: 2,416,221 shares (liquidation preference of $10,631,372)	2,416,221	—
Common Stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 20,318,100 and 20,262,600, respectively	—	—
Additional paid-in capital	49,411,177	37,671,513
Accumulated deficit	(47,353,464)	(40,527,536)

Total stockholders’ equity	7,437,079	162,622

Total liabilities and stockholders’ equity	$18,058,853	$18,540,451

See accompanying notes to the financial statements.

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
Sales, net	$20,316,299	$16,145,635	$9,641,451
Cost of sales	14,990,932	13,322,965	8,815,939
Product recall and recovery	481,637	—	—

Gross margin	4,843,730	2,822,670	825,512

Operating expenses:
Preproduction manufacturing	—	—	627,200
Sales and marketing	4,042,081	4,066,433	4,955,456
Research and development	337,930	756,542	899,149
General and administrative	4,534,217	4,149,389	4,788,735
Debt conversion expense	2,319,073	—	—
Deferred IPO expenses	—	563,912	—

Total operating expenses	11,233,301	9,536,276	11,270,540

Loss from operations	(6,389,571)	(6,713,606)	(10,445,028)

Interest income	10,035	51,943	204,195
Interest expense, net	(446,392)	(553,617)	(203,776)

Net loss	(6,825,928)	(7,215,280)	(10,444,609)
Preferred stock dividend requirements	(2,266,250)	(2,023,954)	(3,719,839)

Net loss applicable to common shareholders	$(9,092,178)	$(9,239,234)	$(14,164,448)

Net loss per share (basic and diluted)	$(0.45)	$(0.47)	$(.96)

Weighted average common shares outstanding	20,300,454	19,774,006	14,716,190

See accompanying notes to the financial statements.

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A		Series I Class B		Series II Class B		Series III Class B		Series IV Class B		Series V, Class B		Common
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 1999	5,000,000	$5,000,000	1,000,000	$1,000,000	1,000,000	$1,000,000	1,160,200	$1,160,200	—	$—	—	$—	14,000,000	$—

Issued Preferred Series III, Class B shares, 245 shares, $1 par							245	245
Issued Preferred Series IV, Class B shares, 1,133,800 shares, $1 par									1,133,800	1,133,800
Recognition of stock option compensation
Forfeitures of stock options
Conversion of preferred stock into common stock	(3,151,500)	(3,151,500)	(633,600)	(633,600)	(510,750)	(510,750)	(1,002,200)	(1,002,200)	(67,800)	(67,800)			5,365,850
Redemption of Preferred stock	(22,000)	(22,000)
Dividends declared
Net loss

Balance as of December 31, 2000	1,826,500	$1,826,500	366,400	$366,400	489,250	$489,250	158,245	$158,245	1,066,000	$1,066,000	—	$—	19,365,850	$—

Conversion of preferred stock into common stock	(725,000)	(725,000)	(104,500)	(104,500)	(58,250)	(58,250)							887,750
Exercise of stock options													9,000
Net loss

Balance as of December 31, 2001	1,101,500	$1,101,500	261,900	$261,900	431,000	$431,000	158,245	$158,245	1,066,000	$1,066,000	—	$—	20,262,600	$—

Issued Preferred Series V, Class B shares 2,022,012 shares, $1 par (net of stock issuance costs of $296,088)											2,022,012	2,022,012
Conversion of preferred stock into common stock	(45,500)	(45,500)	(2,500)	(2,500)			(7,500)	(7,500)					55,500
Recognition of stock option compensation
Stock options given in connection with issuance of $3,000,000 note payable
Stock options given in connection with issuance of 525,000 Preferred Series V, Class B shares
Stock options given in connection with conversion of $3,679,284 of debt
Issued 394,209 additional shares of Preferred Series V, Class B shares in connection with conversion of $3,679,284 of debt											394,209	394,209
Beneficial conversion feature of $3,000,000 note payable
Implied dividend for beneficial conversion feature of Preferred Series V, Class B shares
Forgiveness of royalties due to an officer
Net loss

Balance as of December 31, 2002	1,056,000	$1,056,000	259,400	$259,400	431,000	$431,000	150,745	$150,745	1,066,000	$1,066,000	2,416,221	$2,416,221	20,318,100	$—

See accompanying notes to the financial statements.

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Additional Paid-in Capital	Unearned Compen-sation	Accumulated Deficit	Total
Balance as of December 31, 1999	$23,565,235	$(185,635)	$(22,852,247)	$8,687,553

Issued Preferred Series III, Class B shares, 245 shares, $1 par	2,205			2,450
Issued Preferred Series IV, Class B shares, 1,133,800 shares, $1 par	10,187,414			11,321,214
Recognition of stock option compensation	631,801	179,869		811,670
Forfeitures of stock options	(5,766)	5,766		—
Conversion of preferred stock into common stock	5,365,850
Redemption of Preferred stock			(15,400)	(37,400)
Dividends declared	(2,971,976)			(2,971,976)
Net loss			(10,444,609)	(10,444,609)

Balance as of December 31, 2000	$36,774,763	$—	$(33,312,256)	$7,368,902

Conversion of preferred stock into common stock	887,750
Exercise of stock options	9,000			9,000
Net loss			(7,215,280)	(7,215,280)

Balance as of December 31, 2001	$37,671,513	$—	$(40,527,536)	$162,622

Issued Preferred Series V, Class B shares 2,022,012 shares, $1 par (net of stock issuance costs of $296,088)	8,663,051			10,685,063
Conversion of preferred stock into common stock	55,500
Recognition of stock option compensation	48,926			48,926
Stock options given in connection with issuance of $3,000,000 note payable	299,346			299,346
Stock options given in connection with issuance of 525,000 Preferred Series V, Class B shares	209,572			209,572
Stock options given in connection with conversion of $3,679,284 of debt	440,000			440,000
Issued 394,209 additional shares of Preferred Series V, Class B shares in connection with conversion of $3,679,284 of debt	1,427,036			1,821,245
Beneficial conversion feature of $3,000,000 note payable	412,500			412,500
Implied dividend for beneficial conversion feature of Preferred Series V, Class B shares	(1,316,267)			(1,316,267)
Forgiveness of royalties due to an officer	1,500,000			1,500,000
Net loss			(6,825,928)	(6,825,928)

Balance as of December 31, 2002	$49,411,177	$—	$(47,353,464)	$7,437,079

See accompanying notes to the financial statements.

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(6,825,928)	$(7,215,280)	$(10,444,609)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,328,700	1,196,120	938,570
Provision for doubtful accounts	12,498	3,117	68,379
Capitalized interest	(25,796)	(152,559)	(274,273)
Waiver of accrued vacation	(100,937)	—	—
Debt conversion expense	2,319,073	—	—
Stock option compensation	48,927	—	811,670
Change in assets and liabilities:
(Increase) decrease in inventories	439,232	(1,643,150)	(897,674)
(Increase) decrease in accounts receivable	(1,094,338)	737,111	(1,794,207)
(Increase) decrease in other current assets	88,430	256,654	(378,958)
Increase (decrease) in accounts payable	1,909,280	2,049,293	1,024,192
Increase (decrease) in marketing fees payable	(642,770)	580,269	1,598,546
Increase (decrease) in other accrued liabilities	1,000,163	515,597	792,965

Net cash used by operating activities	(1,543,466)	(3,672,828)	(8,555,399)

Cash flows from investing activities:
Purchase of property, plant and equipment	(71,314)	(782,130)	(2,413,191)
Acquisition of patents, trademarks, licenses and other assets	(59,903)	(54,678)	(46,163)
Sale of restricted certificates of deposit	—	—	600,000

Net cash used by investing activities	(131,217)	(836,808)	(1,859,354)

Cash flows from financing activities:
Proceeds from sale of preferred stock	4,435,600	—	11,338,000
Proceeds from long-term debt	3,000,000	2,500,000	7,000,000
Repayments of long-term debt and notes payable	(5,552,527)	(506,802)	(1,817,858)
Payment on redemption of preferred stock	—	—	(37,400)
Payment of preferred dividends	—	—	(2,971,976)
Proceeds from exercise of stock options	—	9,000	—
Offering expenses related to preferred stock issuances	(86,517)	—	(14,336)

Net cash provided by financing activities	1,796,556	2,002,198	13,496,430

Net increase (decrease) in cash	121,873	(2,507,438)	3,081,677
Cash and cash equivalents at:
Beginning of period	1,220,244	3,727,682	646,005

End of period	$1,342,117	$1,220,244	$3,727,682

Supplemental disclosures of cash flow information:
Interest paid	$460,159	$747,452	$337,745

Supplemental schedule of noncash investing and financing activities:
Forgiveness of royalties by an officer	$1,500,000	$—	$—
Conversion of accounts payable into preferred stock	$1,550,000	$—	$—
Conversion of long-term debt into preferred stock	$3,679,284	$—	$—
Equipment acquired through capital lease obligation	$—	$45,000	$—
Assets acquired through debt	$—	$75,451	$—
Stock issuance costs paid in stock options	$209,572	$—	$—
Beneficial conversion feature of preferred stock issued	$1,316,267	$—	$—
Beneficial conversion feature of a $3,000,000 note payable	$412,500	$—	$—
Implied dividends from beneficial conversion feature	$(1,316,267)	$—	$—
Loan origination fee paid in stock options	$299,346	$—	$—

See accompanying notes to the financial statements.

NOTES TO FINANCIAL STATEMENTS

1.    BUSINESS OF THE COMPANY

Retractable Technologies, Inc. (the “Company”) was incorporated in Texas on May 9, 1994, to design, develop, manufacture and market safety syringes and other safety medical products for the healthcare profession. The Company began to develop its manufacturing operations in 1995. The Company’s manufacturing and administrative facilities are located in Little Elm, Texas. The Company’s primary products are the VanishPoint® syringe in the 1cc, 3cc, 5cc and 10cc sizes and blood collection tube holders. The Company has conducted preliminary clinical evaluations and worked with national distributors to encourage healthcare facilities to transition from the use of standard syringes to the VanishPoint® syringe.

Prior to the year 2000, the Company was considered a development stage enterprise for financial reporting purposes as significant efforts were devoted to raising capital, financial planning, research and development, acquiring equipment, training personnel, developing markets and starting up production. The Company completed its development stage activities in the second quarter of 2000.

On May 4, 2000, the Company entered into a National Marketing and Distribution Agreement with Abbott Laboratories (“Abbott”), which provides that Abbott will purchase and market the Company’s VanishPoint® automated retraction syringes and blood collection devices to its U.S. acute care hospital customers. The agreement is for a five-year term.

2.    LIQUIDITY, CAPITAL RESOURCES AND MANAGEMENT’S PLANS

The Company has been successful in raising funds through private equity financing totaling approximately $52.6 million, including approximately $5.2 million in conversion of debt and accounts payable, over the last seven and one-half years.

Positive	factors that affected the Company in 2002 were:

•	An offering of Series V, Class B convertible preferred stock (“Series V Stock”) that raised $4.4 million in cash

•	$3.65 million of debt was converted into Series V Stock

•	Series V Stock issued in exchange for $1.55 million of accounts payable

•	The $5 million note to Abbott Laboratories, Inc. was paid in full

•	An officer of the Company forgave $1.5 million in accrued royalties (See Note 6)

•	Stockholders’ equity increased from $162,000 at December 31, 2001 to $7.4 million at December 31, 2002

•	Working capital improved from a negative $2.5 million at December 31, 2001 to a negative $1.0 million at December 31, 2002

However, the environment facing the Company continued to be difficult in 2002. Noteworthy conditions are:

•	Although sales continued to increase, sales growth was at a slower pace than expected by the Company.

•	Because the Company’s efforts to penetrate the market have been severely restricted, the Company filed a lawsuit in 2001 in the United States District Court for the Eastern District of Texas against B-D, Tyco International Ltd., and two group purchasing organizations, Premier and Novation. The suit alleges violation of state and federal antitrust laws, tortious interference, business disparagement and common law conspiracy.

•	The Company has incurred substantial losses from operations in every fiscal year since inception. For the years ended December 31, 2002, 2001, and 2000, the Company incurred a loss from operations of approximately $6.4 million, $6.7 million, and $10.4 million, respectively.

•	The Company had negative cash flows from operating activities of approximately $1.5 million, $3.7 million, and $8.6 million for the years ended December 31, 2002, 2001, and 2000, respectively.

•	As of December 31, 2002, and 2001, the Company had accumulated deficits of approximately $47.4 million and $40.5 million, respectively.

As discussed in Note 1, the Company was considered a development stage enterprise for financial reporting purposes until May of the second quarter of 2000. The Company has a high concentration of sales with one significant customer. Management expects to reach a break-even point when the Company has more access to the market. Management plans to raise equity capital in 2003. There are no assurances that such efforts to raise equity capital will be successful. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. In the event the Company cannot generate sufficient revenues or raise additional capital, management has committed to undertake actions to preserve liquidity including, but not limited to, eliminating research and development expenditures, deferral of royalty payments to a Company officer (Note 6) and salary reductions.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include unrestricted cash and investments with original maturities of three months or less.

Accounts receivable

The Company records trade receivables when revenue is recognized. No product has been consigned to customers. The Company’s allowance for doubtful accounts is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. An additional allowance has been established based on a percentage of receivables outstanding. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms.

Inventories

Inventories are valued at the lower of cost or market, with cost being determined using a standard cost method, which approximates average cost. Provision is made for any excess or obsolete inventories.

Property, plant and equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity and interest cost associated with significant capital additions. For the years ended December 31, 2002, 2001, and 2000, the Company capitalized interest of approximately $26,000, $153,000, and $274,000, respectively. Gains or losses from property disposals are included in income.

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

Concentrations of credit risk

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Cash balances, some of which exceed the federally insured limits, are maintained in financial institutions; however, management believes the institutions are of high credit quality. The majority of accounts receivable are due from companies which are well-established entities. As a consequence, management considers any exposure from concentrations of credit risks to be limited. The Company has a high concentration of sales with one significant customer. For the year ended December 31, 2002, the aforementioned customer accounted for $9,976,500, or 49.0%, of net sales, and their accounts receivable balance at December 31, 2002, was $2,160,900.

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

Income taxes

The Company provides for deferred income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such basis differences reverse in future periods. Deferred tax assets are periodically reviewed for realizability. Valuation allowances are recorded when realizability of deferred tax assets is not likely.

Earnings per share

The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding was 20,300,454, 19,774,006, and 14,716,190 for the periods ended December 31, 2002, 2001 and 2000, respectively. The Company’s potentially dilutive common stock equivalents including warrants, options and convertible debt are all antidilutive as the Company is in a loss position. Accordingly, basic loss per share is equal to diluted loss per share and is presented on the same line for income statement presentation. Cumulative preferred dividends of approximately $2,300,000, $2,000,000, and $3,700,000 have been added to net losses for the years ended December 31, 2002, 2001 and 2000, respectively, to arrive at net loss per share.

Research and development costs

Research and development costs are expensed as incurred.

Stock-based compensation

At December 31, 2002, the Company had three stock-based director, officer and employee compensation plans which are described more fully in Note 12. Prior to 2002, the Company accounted for those plans under the recognition and measurement provisions (intrinsic value method) of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all director, officer and employee awards granted, modified, or settled after December 31, 2001. Awards under the Company’s plans vest over periods up to three years. Therefore, the cost related to stock-based compensation included in the determination of net income for 2002 is less than what would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. SFAS No. 123 indicates that the fair value method is the preferable method of accounting. The following table indicates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,
	2002	2001	2000
Net loss, as reported	$(6,825,928)	$(7,215,280)	$(10,444,609)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	38,323
Deduct: Total stock-based employee compensation expense determined by fair value based method for all awards, net of related tax effects	(185,072)	(205,692)	(70,559)

Pro forma net income	$(6,972,677)	$(7,420,972)	$(10,515,168)

Net loss per share (basic and diluted)-as reported	$(0.45)	$(0.47)	$(0.96)

Net loss per share (basic and diluted)-pro forma	$(0.46)	$(0.48)	$(0.97)

This information has been derived as if the Company had accounted for its directors, officers, and employee stock options under the fair value method in accordance with SFAS 123. The fair value of each option grant is estimated on the date of grant using Black-Scholes option pricing model. The following weighted average assumptions were used for grants in 2002 and 2000: no dividend yield; expected volatility of 1.57% and 0%; risk-free interest rates of 4.0% and 5.9%, respectively; and expected lives of 10.0 years and 5.8 years, respectively. There were no director, officer, or employee options granted in 2001. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting periods.

Recent Pronouncements

On July 30, 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

The adoption of FAS 146 is not expected to have a material impact on the Company as there are no exit or disposal activities planned.

In December, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based

Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company’s adoption of this statement is discussed above in this note under the caption “Stock-based compensation.”

4.    INVENTORIES

Inventories consist of the following:

	December 31,
	2002	2001
Raw materials	$941,512	$1,307,983
Work in process	—	137,930
Finished goods	1,935,361	1,827,072

	2,876,873	3,272,985
Inventory reserve	(97,319)	(54,199)

	$2,779,554	$3,218,786

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2002	2001
Land	$261,893	$261,893
Building and building improvements	1,879,027	1,874,484
Production equipment	13,150,258	13,109,319
Office furniture and equipment	671,304	641,603
Construction in progress	237,427	263,033
Automobiles	21,858	21,858

	16,221,767	16,172,190
Accumulated depreciation and amortization	(5,706,287)	(4,431,726)

	$10,515,480	$11,740,464

Acquisition costs of production equipment financed through capital leases were $1,257,307 and $1,257,307 at December 31, 2002 and 2001, respectively. Accumulated amortization on these leases was $961,525 and $602,481 at December 31, 2002 and 2001, respectively.

Depreciation expense and capital lease amortization expense for the years ended December 31, 2002, 2001 and 2000 was $1,275,594, $1,142,017, and $886,196 respectively.

6.    INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2002	2001
License agreement	$500,000	$500,000
Trademarks and patents	216,151	194,628

	716,151	694,628
Accumulated amortization	(310,510)	(244,202)

	$405,641	$450,426

In 1995, the Company entered into the license agreement with an officer of the Company for the exclusive right to manufacture, market and distribute products utilizing automated retraction technology. This technology is the subject of various patents and patent applications owned by an officer of the Company. The initial licensing fee of $500,000 is being amortized over 17 years. The license agreement also provides for quarterly payments of a 5% royalty fee to the officer on gross sales. The royalty fee expense is recognized in the period in which it is earned. Royalty fees of $1,483,727, $1,179,657, and $543,968 are included in cost of sales for the years ended December 31, 2002, 2001 and 2000, respectively. Accrued royalties under this agreement aggregated $602,777 and $1,019,050 at December 31, 2002 and 2001, respectively.

During 2002, the officer and his wife forgave $1.5 million of the royalties payable under a licensing agreement.

Amortization expense for the years ended December 31, 2002, 2001 and 2000, was $54,142, $54,103, and $52,374, respectively.

7.    LONG-TERM DEBT

	December 31,
	2002	2001
Long-term debt consists of the following:

Small Business Administration note payable to Texas Bank for a maximum of $1,000,000, all of which was drawn during 1997. Payable in monthly principal and interest installments of approximately $16,000. Interest at prime plus 1.5%; 5.75% and 6.25% on December 31, 2002 and 2001; adjustable quarterly. Matures on July 1, 2003. Collateralized by equipment. Guaranteed by an officer.	$106,406	$276,022

Note payable to 1st International Bank. $1,179,284 converted into 294,821 shares of Series V, Class B, Convertible Preferred Stock (“Series V Stock”) in 2002. Loan modified in 2002 to interest only payments. Interest adjustable annually, prime plus 1%; 5.25% and 5.75% on December 31, 2002 and 2001. Collateralized by land and building, matures with balloon payment on February 18, 2005. As long as preferred stock dividend arrearages exist, the maturity date will be extended on a year to year basis until such time as no arrearages exist. Guaranteed by an officer. This note was purchased by Katie Petroleum, Inc. on November 12, 2001 and is convertible into common stock at $7 per share.

	250,003	1,452,888

Note payable to 1st International Bank. Interest only payments, matures February 18, 2002. Interest at prime plus 2%; 6.25% and 6.75% on December 31, 2002 and 2001. Collateralized by accounts receivable. Guaranteed by an officer. Subsequent to December 31, 2001, the agreement was renewed with a due date of August 18, 2003 with an interest rate of prime plus 2%.	500,000	500,000

Note payable to Katie Petroleum. Interest accrues at prime plus 1%, 5.25% at December 31, 2002. Interest only is payable monthly through February 1, 2004. The original amount of the note was $3,000,000 and has been reduced for presentation purposes by $299,346 which is unamortized loan discount related to options issued in connection with the loan and $412,500 for a beneficial conversion feature. Beginning March 1, 2004, the loan is payable in equal installments of principal and interest payments (except for changes in the interest rate) beginning March 1, 2004 and being fully paid on September 30, 2012. Guaranteed by an officer. Not otherwise collateralized. Convertible into common stock at $4.00 per share.

	2,288,154	—

Note payable to Abbott Laboratories. Interest accrues at prime plus 1%; 5.75% on December 31, 2001. Interest only was payable quarterly beginning June 30, 2001. Loan was prepaid in full in 2002.	—	5,000,000

Note payable to Katie Petroleum, Inc. Interest accrued at prime plus 1%; 5.75% on December 31, 2001 and was payable quarterly. The loan was converted into 625,000 shares of Series V Stock in 2002. Guaranteed by an officer. Convertible into common stock at $7 per share.	—	2,500,000

Note payable to Legacy Bank of Texas. Payable in monthly installments of approximately $8,000 plus interest. Interest at prime plus 1%; 5.75% on December 31, 2001; adjustable daily. Collateralized by certain machinery and equipment and restrictions on the transfer of certain patents. Guaranteed by an officer. Paid in full in 2002.	—	62,024

Note payable to AFCO. Payable in monthly principal and interest installments of approximately $13,700. Interest at 7.084%. Matures in May 2003.	67,113

Note payable to AFCO. Payable in monthly principal and interest installments of approximately $8,600. Interest at 8.5%. Paid off in 2002.	—	41,917

Capital lease obligations payable in monthly installments ranging from approximately $1,000 to $15,000 through June, 2006. Interest at rates from 9.93% to 14.87%. Collateralized by certain machinery and equipment. Covenants require the Company to maintain a minimum tangible net worth and a specific ratio of total liabilities to tangible net worth. Guaranteed by an officer.	229,521	432,604

	3,441,197	10,265,455
Less: current portion	(840,899)	(686,402)

	$2,600,298	$9,579,053

The aggregate maturities of long-term debt as of December 31, 2002 are as follows:

2003	$840,899
2004	240,416
2005	485,695
2006	243,404
2007	249,519
Thereafter	1,381,264

$3,441,197

The debt held by Katie Petroleum, Inc. prior to December 31, 2001 has a stated conversion feature of $7 per share of Common Stock. All but $250,003 of the debt was converted into Series V Stock at a rate of $4 per share. The Series V Stock can be immediately convertible to Common Stock. Therefore, the additional shares issued for the conversion have been valued at the market price of the Common Stock at the time of the conversion and recorded as debt conversion expense of $1,821,246. The remaining debt conversion expense consists of $440,000 for options issued to purchase 100,000 shares of Common Stock issued in connection with the conversion and $57,827 attributable to the write-off of unamoritzed debt expense. Both the expense of additional shares of stock issued and the stock options were increases to stockholders’ equity.

The Company entered into an agreement in 2002 with Katie Petroleum, Inc. and its affiliates whereby they agreed to purchase 525,000 shares of Series V Stock at a price of $2.1 million and committed to lending the Company $3.0 million. The Company used $5 million of the proceeds to retire the Abbott Laboratories (“Abbott”) note in full on October 7, 2002. The Company also authorized options to purchase 136,439 shares of its Common Stock in connection with these transactions.

8.    COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings which have arisen in the ordinary course of business. Management believes that any liabilities arising from these claims and contingencies would not have a material adverse effect on the Company’s annual results of operations or financial condition.

9.    INCOME TAXES

The Company did not provide any current or deferred income tax provision or benefit for any of the periods presented because it has experienced net operating losses since its inception. At December 31, 2002, the Company had available federal and state net operating loss carry forwards of approximately $43.3 million and $34.4 million, respectively. The federal net operating loss carry forwards will begin to expire in 2010. The state net operating loss carry forwards began expiring in 2000.

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carry forwards	$16,434,304	$15,055,158
Non-employee option expense	495,042	309,616
Inventory	99,457	147,838
Intangible assets	2,328	6,969
Accrued expenses and reserves	1,084,871	1,076,092

Total deferred tax assets	18,116,002	16,595,673
Deferred tax liabilities:
Property and equipment	(1,214,271)	(1,419,301)

Valuation allowance	(16,901,731)	(15,176,372)

Net deferred tax assets	$—	$—

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

A reconciliation of income taxes based on the federal statutory rate and the provision for income taxes, had one been provided, is summarized as follows:

	December 31,
	2002	2001	2000
Income tax (benefit) at the federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State tax (benefit), net of federal (benefit)	(2.9)	(2.8)	(2.9)
Increase in valuation allowance	25.3	39.1	38.9
Permanent differences	10.2	0.2	0.1
Other	2.4	(1.5)	(1.1)

Effective tax (benefit) rate	—	—	—

10.    STOCKHOLDERS’ EQUITY

Preferred stock

The Company has three classes of preferred stock, Class A, Class B and Class C. The Class B Preferred Stock has five series: Series I, Series II, Series III, Series IV, and Series V. None of the Class C Stock has been issued.

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

Class A

The Company authorized 5,000,000 shares of $1 par value Class A Convertible Preferred Stock (“Class A Stock”) in April 1995. There were 1,056,000 and 1,101,500 shares outstanding at December 31, 2002 and 2001, respectively. Holders of Class A Stock are entitled to receive a cumulative annual cash dividend of $.12 per share, payable quarterly if declared by the board of directors. Holders of Class A Stock generally have no voting rights until dividends are in arrears and unpaid for twelve consecutive quarters. In such case, the holders of Class A Stock have the right to elect one-third of the board of directors of the Company. At December 31, 2002 and 2001, approximately $403,000 and $275,000, respectively, of dividends which have not been declared were in arrears.

Class A Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $1.70 per share, plus all accrued and unpaid dividends. Each share of Class A Stock may be converted to one share of common stock after three years from the date of issuance at the option of the shareholder. Pursuant to these terms, a total of 45,500 shares of Class A Stock were converted into common stock in 2002. In the event of voluntary or involuntary dissolution, liquidation or winding up of the Company, holders of Class A Stock then outstanding are entitled to $1.50 per share plus all accrued and unpaid dividends, prior to any distributions to holders of Class B preferred stock or of common stock.

Class B

The Company has authorized 5,000,000 shares of $1 par value Convertible Preferred Stock which have been allocated among Series I, II, III, IV and V in the amounts of 259,400, 431,000, 150,745, 1,066,000 and 2,416,221 shares, respectively. The remaining 676,634 authorized shares have not been assigned a series.

Series I Class B

There were 1,000,000 shares of $1 par value Series I Class B Convertible Preferred Stock (“Series I Class B Stock”) issued and 259,400 and 261,900 shares outstanding at December 31, 2002 and 2001, respectively. Holders of Series I Class B Stock are entitled to receive a cumulative annual dividend of $.50 per share, payable quarterly if declared by the board of directors. At December 31, 2002 and 2001 approximately $2,435,000 and $2,305,000, respectively, of dividends which have not been declared were in arrears.

Series I Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $7.50 per share, plus all accrued and unpaid dividends. Each share of Series I Class B Stock may, at the option of the stockholder, be converted to one share of common stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933. Pursuant to these terms, a total of 2,500 shares of Series I Class B Stock were converted into common stock in 2002. In the event of voluntary or involuntary dissolution, liquidation or winding up of the Company, holders of Series I Class B Stock then outstanding are entitled to $6.25 per share, plus all accrued and unpaid dividends, after distribution obligations to Class A Stock have been satisfied and prior to any distributions to holders of Series II Class B Convertible Preferred Stock (“Series II Class B Stock”), Series III Class B Convertible Preferred Stock (“Series III Class B Stock”), Series IV Class B Convertible Preferred Stock (“Series IV Class B Stock”), Series V Class B Convertible Preferred Stock (“Series V Class B Stock”) or common stock.

Series II Class B

There were 1,000,000 shares of $1 par value Series II Class B Stock issued and there were 431,000 shares outstanding at December 31, 2002 and 2001. Holders of Series II Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the board of directors. Holders of Series II Class B Stock generally have no voting rights until dividends are in arrears and unpaid for twelve consecutive quarters. In such case, the holders of Series II Class B Stock have the right to elect one-third of the board of directors of the Company. As of December 31, 2000, dividends were in arrears for twelve consecutive quarters. Accordingly, the Series II shareholders had the right to enforce the aforementioned voting rights at meetings held during the year ended December 31, 2002. However, a quorum was never reached at these meetings. On January 24, 2003, a quorum was reached and three board members were elected. At December 31, 2002 and 2001, approximately $4,063,000 and $3,632,000, respectively, of dividends which have not been declared were in arrears.

Series II Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $15.00 per share plus all accrued and unpaid dividends. Each share of Series II Class B Stock may, at the option of the stockholder, be converted to one share of common stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933. Pursuant to these terms, no shares of Series II Class B Stock were converted into common stock in 2002. In the event of voluntary or involuntary dissolution, liquidation or winding up of the Company, holders of Series II Class B Stock then outstanding are entitled to $12.50 per share, plus all accrued and unpaid dividends, after distribution obligations to holders of Class A Stock and Series I Class B Stock have been satisfied and prior to any distributions to holders of Series III Class B Stock, Series IV Class B Stock, Series V Class B Stock or common stock.

Series III Class B

There were 1,160,445 shares of $1 par value Series III Class B Stock issued and 150,745 and 158,245 shares outstanding at December 31, 2002 and 2001, respectively. Holders of Series III Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the board of directors. At December 31, 2002 and 2001, approximately $2,292,000 and $2,138,000, respectively, of dividends which have not been declared were in arrears.

Series III Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $15.00 per share, plus all accrued and unpaid dividends. Each share of Series III Class B Stock may, at the option of the stockholder, be converted to one share of common stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933. Pursuant to these terms, 7,500 shares of Series III Class B Stock were converted into common stock in 2002. In the event of voluntary or involuntary dissolution, liquidation or winding up of the Company, holders of Series III Class B Stock then outstanding are entitled to $12.50 per share, plus all accrued and unpaid dividends, after distribution obligations to Class A Stock, Series I Class B Stock and Series II Class B Stock have been satisfied and prior to any distributions to holders of Series IV Class B Stock, Series V Class B Stock or common stock.

Series IV Class B

On January 11, 2000, the Company issued a Private Placement Memorandum offering up to 1,300,000 shares of its $1 par value Series IV Class B Stock at $10 per share. There were 1,133,800 shares issued and 1,066,000 shares outstanding at December 31, 2001 and 2000.

Series IV Class B Stock ranks senior to the Company’s common stock with respect to dividends and upon liquidation, dissolution or winding up, but secondary to the Company’s Class A Stock; and Series I Class B, Series II Class B and Series III Class B Stock. Holders of Series IV Class B Stock will be entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly, if declared by the board of directors. Holders of Series IV Class B Stock generally have no voting rights. At December 31, 2002 and 2001, approximately $2,866,000 and $1,800,000, respectively of dividends which have not been declared were in arrears.

Series IV Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $11.00 per share plus all accrued and unpaid dividends. Each share of Series IV Class B Stock may, at the option of the stockholder any time subsequent to three years from date of issuance, be converted into common stock at a conversion price of $10 per share, or in the event the Company files an initial registration statement under the Securities Act of 1933. In the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Series IV Class B Stock then outstanding are entitled to receive liquidating distributions of $11.00 per share, plus accrued and unpaid dividends after distribution obligations to Class A Stock, Series I Class B Stock, Series II Class B Stock, and Series III Class B Stock have been satisfied and prior to any distribution to holders of Series V Class B Stock or common stock.

Series V Class B

On April 17, 2002 the Company issued two Private Placement Memoranda offering up to 1,250,000 shares of its $1.00 par value Series V Class B Stock at $4.00 per share. A Regulation D offering comprised 1,000,000 of the shares and a Regulation S offering made up the remaining 250,000 shares. The terms of both offerings were similar. The Regulation D offering was amended to increase the shares being offered from 1,000,000 shares to 1,403,034 shares. The Company sold 583,900 shares for $2,335,600 in cash and 387,500 shares for $1,550,000 in cancelled accounts payable. No shares were sold in the Regulation S offering.

In a separate private offering the Company issued 919,821 shares to Katie Petroleum (“Katie”) in exchange for cancellation of $2,500,000 in debt under a working capital loan and $1,179,284 of the outstanding amount payable on a real estate note.

In another private offering with Katie the Company sold 525,000 shares of Series V Stock at $4.00 per share for total proceeds of $2,100,000.

In total the Company raised $4,435,600 in cash, exchanged stock for $1,550,000 in accounts payable, exchanged stock for $3,679,284 in debt and $1,821,245 of debt conversion cost, and recognized beneficial conversion features aggregating $1,316,267. The Company sold or exchanged 2,416,221 shares of Series V Stock for gross proceeds of $12,802,396. As of December 31, 2002 there were 2,416,221 shares issued and outstanding.

Series V Class B Stock ranks senior to the Company’s common stock with respect to dividends and upon liquidation, dissolution, or winding up, but secondary to the Company’s Class A Stock; and Series I Class B, Series II Class B, Series III Class B Stock, and Series IV Class B Stock. Holders of Series V Class B Stock will be entitled to receive a cumulative annual dividend of $0.32 per share, payable quarterly, if declared by the board of directors. Holders of Series V Class B Stock generally have no voting rights. At December 31, 2002, approximately $357,000 of dividends which have not been declared were in arrears.

Series V Class B Stock is redeemable after two years from the date of issuance at the option of the Company at a price of $4.40 per share plus all accrued and unpaid dividends. Each share of Series V Class B Stock may, at the option of the stockholder any time subsequent to the date of issuance, be converted into common stock at a conversion price of $4 per share. In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series V Class B Stock then outstanding are entitled to receive liquidating distributions of $4.40 per share, plus accrued and unpaid dividends.

Common stock

The Company is authorized to issue 100,000,000 shares of no par value common stock, of which 20,318,100 and 20,262,600 shares are issued and outstanding at December 31, 2002 and 2001, respectively.

On May 4, 2001, the Company began trading on the American Stock Exchange under the symbol “RVP”. The Company offered 2,000,000 shares of common stock for sale and selling shareholders offered 5,293,350 shares.

On September 20, 2001, the Company filed a post-effective amendment to its May 3, 2001 registration statement withdrawing from registration and terminating the offer of 2,000,000 shares of common stock the Company intended to sell in its initial public offering. The post-effective amendment did not affect the registration or offering of the remaining 5,293,350 shares of common stock offered by the Company’s selling shareholders which terminated on November 3, 2001. Accordingly, the Company expensed deferred costs of approximately $540,000 related to the public offering during the third quarter of 2001.

11.    RELATED PARTY TRANSACTIONS

The Company has a lease with Mill Street Enterprises (“Mill Street”), a sole proprietorship owned by a former Board member, for sales and marketing offices in Lewisville, Texas. During the years ended December 31, 2002, 2001 and 2000, the Company paid $34,800, $34,800, and $33,400, respectively, under this lease. The future lease commitment is $34,800 per year through December 31, 2006 and $17,400 for the year ended December 31, 2007.

During the years ended December 31, 2002, 2001 and 2000, the Company paid $10,412, $12,070, and $14,006, respectively, to family members of its chief executive officer for various consulting services. During the years ended December 31, 2002, 2001 and 2000, the Company paid $0, $0, and $129,817, respectively, to a former director for various consulting services.

The Company has a consulting agreement with MediTrade International Corporation, a company controlled by Lillian E. Salerno, a former Director. The contract was amended on August 23, 2000 and expired on May 31, 2001. The contract is now on a month-to-month basis. MediTrade has agreed to establish contacts with major European entities to develop marketing and distribution channels as well as licensing agreements. Ms. Salerno will be paid $16,667 per month and reimbursed for business expenses incurred on behalf of the Company, not to exceed $5,000 per month without prior approval for the term of the contract. During the years ended December 31, 2002, 2001, and 2000 the Company paid $201,120, $304,812, and $183,226, respectively, under this agreement.

The Company entered into a Consulting Agreement on March 15, 2000, with International Export and Consulting where International Export and Consulting agreed to advise the Company with respect to selection of an international distribution network, potential strategic partners, and future licensing for VanishPoint® technology in the Middle East. In exchange, the Company agreed to pay a consulting fee in the amount of $2,000 a month for ten months as well as issue nonqualified stock options to Marwan Saker for 61,000 shares of common stock at an exercise price of $10 per share. The Company expensed approximately $115,000 related to the options issued. Marwan Saker, a principal in International Export and Consulting, is a director of the Company. During the years ended December 31, 2002, 2001, and 2000, the Company paid $0, $2,000, and $18,000, respectively, under this agreement.

The Company has a license agreement with an officer of the Company. See Note 6.

12.    STOCK OPTIONS AND WARRANTS

Stock options

The Company has three stock option plans that provide for the granting of stock options to officers, employees and other individuals. During 1999, the Company approved the 1999 Stock Option Plan. The 1999 Plan is the only plan with stock options currently being awarded. The Company has reserved 4,000,000 shares of common stock for use upon the exercise of options under this plan.

The Company also has options for common shares outstanding under the 1996 Incentive Stock Option Plan and the 1996 Stock Option Plan for Directors and Other Individuals. A committee appointed by the Board of Directors administers all plans and determines exercise prices at which options are granted. Shares exercised come from the Company’s authorized but unissued common stock. The options vest over periods up to three years from the date of grant and generally expire ten years after the date of grant. All unvested options issued under the plans expire three months after termination of employment or service to the Company.

A summary of director, officer and employee options granted and outstanding under the Plans is presented below:

	Years Ended December 31,
	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,191,280	$8.90	1,390,705	$8.91	996,605	$8.38
Granted at prices in excess of fair market value	589,580	6.90	—	—	460,575	10.00
Granted at prices below fair market value	—	—	—	—	—	—

	Years Ended December 31,
	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Exercised	—	—	(2,500)	(1.00)	—	—
Forfeited	(32,080)	(9.71)	(196,925)	(9.05)	(66,475)	(8.57)

Outstanding at end of period	1,748,780	$8.21	1,191,280	$8.90	1,390,705	$8.91

Exercisable at end of period	901,505	$8.44	650,780	$7.99	295,655	$4.87

Weighted average fair value of options granted during period	—	$0.07	—	$—	—	$1.55

The following table summarizes information about director, officer and employee options outstanding under the aforementioned plans at December 31, 2002:

Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Shares Exercisable
$ 1.00	60,280	3.31	60,280
$ 5.00	152,300	4.31	152,300
$ 10.00	948,850	6.91	656,925
$ 6.90	587,350	9.76	32,000

There were no options granted in 2000 or 2002 with exercise prices less than the fair market value of common stock at the date of grant. There were no options granted in 2001.

Non-employee options

Options were granted to non-employees during the years ended December 31 as follows:

	Years Ended December 31,
	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	378,200	$8.95	381,200	$8.80	185,500	$7.54
Granted	468,939	3.93	3,500	10.00	203,200	10.00
Exercised	—	—	(6,500)	(1.00)	—	—
Forfeited	—	—	—	—	(7,500)	(10.00)

Outstanding at end of period	847,139	$7.54	378,200	$8.95	381,200	$8.80

Exercisable at end of period	799,137	$5.94	234,700	$8.31	74,000	$3.84

Weighted average fair value of options granted during period	—	$1.94	—	$.89	—	$3.19

Included in the outstanding options at December 31, 2001 are 15,000 options that were granted to a non-employee for prior services performed. This individual became an employee of the Company during 2001.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001, and 2000: no dividend yield; expected volatility of 1.64%, 30% and 30%, respectively; risk-free interest rates of 3.5%, 4.4%, and 5.9%, respectively; and expected lives of 8.5 years, 2 years, and 10 years, respectively.

The following table summarizes information about non-employee options outstanding under the aforementioned plan at December 31, 2002:

Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Shares Exercisable
$ 1.00	263,939	2.97	263,939
$ 5.00	30,000	4.36	30,000
$ 10.00	320,700	6.71	272,698
$ 6.90	232,500	9.76	232,500

Warrants

The Company has issued 75,000 warrants in connection with the placement of the Series II Class B Stock sales. Ten warrants entitle the holder to purchase one share of Series IV Class B Stock at an exercise price of $1.00 per warrant. This warrant expired on March 15, 2002.

In 2000, the Company issued 225 warrants to certain brokers for sales of Series IV Class B Stock. One warrant entitles the holder to purchase one share of Series IV Class B Stock at an exercise price of $10.00 per warrant. The warrant expired on July 1, 2002.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company dismissed PricewaterhouseCoopers LLP (“PWC”) as its independent accountants effective as of June 24, 2002, upon the recommendation of the Audit Committee and the approval of the Board of Directors. The Board of Directors has authorized and the Company has appointed the firm of Cheshier & Fuller, L.L.P. (“Cheshier & Fuller”) to serve as the Company’s independent accountants for the year ended December 31, 2002. Our common stockholders ratified the appointment on September 20, 2002. Cheshier & Fuller’s engagement commenced effective as of June 24, 2002. The Company’s selection of Cheshier & Fuller was based on their having been the Company’s independent accountants prior to PWC and their excellent service during the prior engagement with the Company.

PART III

Item 9.    Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information concerning our Directors, executive officers, and certain of our significant employees as of the date of this Report. Our Board of Directors consists of a total of nine members, four members of which are generally Class 1 Directors and five of which are generally Class 2 Directors which serve for two-year terms. Because of dividend default rights, Series II Class B shareholders have the right to fill one-third of the Board seats. Series II Directors serve from election until the next annual meeting. Accordingly, the Board currently consists of five Class 2 Directors elected in 2002 serving until the 2004 annual meeting, three Series II Directors elected February 24, 2003, serving until the 2003 annual meeting, and one Class 1 Director elected in 2001 serving until the 2003 annual meeting.

Name	Age	Position	Term as Director Expires
EXECUTIVES
Thomas J. Shaw	52	Chairman, President, Chief Executive Officer, and Class 2 Director	2004
Steven R. Wisner	45	Executive Vice President, Engineering & Production and Class 2 Director	2004
Lawrence G. Salerno	43	Director of Operations	N/A
James A. Hoover	55	Production Manager	N/A
Russell B. Kuhlman	49	Vice President, New Markets and Class 1 Director	2003
Kathryn M. Duesman	40	Director of Clinical Services	N/A
Douglas W. Cowan	59	Chief Financial Officer, Treasurer, and Class 2 Director	2004
Michele M. Larios	36	Director of Legal and Legislative Policy and Secretary	N/A

INDEPENDENT DIRECTORS
Kenneth W. Biermacher	49	Series II Director	2003
Timothy G. Greene	63	Series II Director	2003
John J. McDonald, Jr.	52	Series II Director	2003
Clarence Zierhut	74	Class 2 Director	2004
Marwan Saker	47	Class 2 Director	2004

SIGNIFICANT EMPLOYEES
Phillip L. Zweig	56	Communications Director	N/A
Judy Ni Zhu	44	Research and Development Manager	N/A
Weldon G. Evans	61	Manager of Manufacturing Engineering	N/A
Roni Diaz	32	Manager of Regulatory Affairs	N/A
Timothy E. Poquette	48	Quality Assurance Manager	N/A

EXECUTIVES

Thomas J. Shaw, the Founder of the Company, has served as Chairman of the Board, President, Chief Executive Officer, and Director since the Company’s inception. In addition to his duties overseeing the management of the Company, he continues to lead our design team in product development of other medical safety devices that utilize his unique patented friction ring technology. Mr. Shaw has over 20 years of experience in industrial product design and has developed several solutions to complicated mechanical engineering challenges. He has been granted multiple patents and has additional patents pending. Mr. Shaw received a Bachelor of Science in Civil Engineering from the University of Arizona and a Master of Science in Accounting from the University of North Texas.

Steven R. Wisner joined us in October 1999 as Executive Vice President, Engineering and Production and Director. Mr. Wisner’s responsibilities include the management of engineering, production, regulatory affairs, quality assurance, and human resources. Mr. Wisner has over 25 years of experience in product design and development. Before joining us, Mr. Wisner was the Director of Operations for Flextronics International in Richardson, Texas, an electronic manufacturing services company, from May 1998 to October 1999, where he had complete responsibility for taking product ideas from the concept stage through full design and into the manufacturing process. Mr. Wisner worked as Design Services Manager at Altatron Technologies, an electronic manufacturing service company, from August 1997 to May 1998, and as Director of Engineering with Responsive Terminal Systems, a medical reporting device manufacturing company, from 1984 to 1997. While working at Texas Instruments, a leading electronics manufacturing company, from 1982 to 1984, Mr. Wisner was the team leader of a product development that successfully integrated several thousand personal computers into the worldwide Texas Instruments data network. As a project leader with Mostek Corporation, a semiconductor manufacturing company, from 1980 to 1982, he oversaw the development of automated manufacturing control systems for semiconductor assembly. Mr. Wisner began his engineering career with Rockwell-Collins, an avionics division of Rockwell International, in 1977, where he was involved in the design of flight navigation equipment, including the first GPS (Global Positioning System). Mr. Wisner holds a Bachelor of Science in Computer Engineering from Iowa State University.

Lawrence G. Salerno has served as Director of Operations for us since 1995 and is responsible for the manufacture of all VanishPoint® products, as well as all product development and process development projects. Mr. Salerno is our Management Representative, assuring that the Quality Systems are established and implemented according to ISO 9001, MDD, and FDA mandated standards. In addition, he supervised all aspects of the construction of our facilities in Little Elm, Texas. Prior to joining us, Mr. Salerno worked for Checkmate Engineering, an engineering firm, from 1991 to 1995 and was responsible for engineering site design and supervision of structural engineering products. Mr. Salerno is the brother of Lillian E. Salerno, a shareholder holding more than 5% of the Common Stock, former Director and current consultant to RTI.

James A. Hoover joined us in February 1996 and is our Production Manager. He is responsible for supervision of the production of our products. Mr. Hoover has also developed and implemented FDA required procedures and has been involved in the FDA inspection process. Mr. Hoover joined us after working for Sherwood for 26 years. During his tenure with Sherwood, a medical device manufacturing company, he gained hands-on experience in all aspects of the medical device manufacturing process. Mr. Hoover began his career with Sherwood as a materials handler and worked his way up through a series of positions with added responsibilities to his final position there as Production Manager of Off-Line Molding, Operating Room/Critical Care. In this capacity, he managed several departments, ran several product lines, and hired and supervised over 200 employees. While at Sherwood, he also gained experience with one of the country’s first safety syringes, the Monoject®.

Russell B. Kuhlman joined us in February 1997 and is our Vice President, New Markets and Director. Mr. Kuhlman joined the Board of Directors in 2001. Mr. Kuhlman is responsible for developing new markets and product training for our sales organization, as well as distribution. Mr. Kuhlman’s efforts with us have resulted in bringing onboard Specialty Distributors, influencing legislation, and educating influential healthcare representatives about the benefits of the VanishPoint® product line. Mr. Kuhlman is respected throughout the industry and is a main contributor to the safety effort in this country. He has a sales background in the medical service industry that includes his most recent work for Bio-Plexus, a medical device manufacturing company, from 1994 to 1997, where he developed strategic marketing plans for new safety products. Prior to his work there, Mr. Kuhlman worked as Director of Sales and Marketing for Winfield Medical, Inc., a medical device manufacturing company, from 1989 to 1994, where he launched several new products, developed strategic sales territories, and was the trainer for Sales and

Regional Managers. Mr. Kuhlman also worked for B-D Vacutainer® Systems, a medical products company, in the Houston Territory from 1980 to 1989, where he was recognized as the National Sales Representative for the year 1987. Mr. Kuhlman holds a Bachelor of Science in Finance from the University of Tennessee.

Kathryn M. Duesman, RN, joined us in 1996 as the Director of Clinical Services and provides clinical expertise on existing VanishPoint® products as well as those in development. She has assisted in the development of training and marketing materials. Ms. Duesman has also contributed to the design of two new products. Ms. Duesman is well recognized as one of the key authorities on the prevention of needlestick injuries and has spoken and been published on this issue. In 1996, Ms. Duesman served as a Registered Nurse (“RN”) at Denton Community Hospital. From 1995 to part of 1996, Ms. Duesman served as a RN at Pilot Point Home Health, an agency for home healthcare. From 1992 to 1995, Ms. Duesman served as a RN for Denton Community Hospital. Ms. Duesman is a 1985 graduate of Texas Woman’s University with a Bachelor of Science in Nursing.

Douglas W. Cowan is our Chief Financial Officer, Treasurer, and Director. Mr. Cowan was elected to the Board of Directors in 1999. He is responsible for the financial, accounting, and forecasting functions of the Company. Prior to joining us in 1999, Mr. Cowan served as a consultant to other companies and us from 1996 to 1999 on various accounting and other business matters. Before becoming a consultant, he served as the Chief Financial Officer of Wedge-Dialog Company, an oil field services company, from 1995 to 1996. In addition, Mr. Cowan served in various capacities, including Vice President and Controller at El Paso Natural Gas Company, an interstate pipeline company. After leaving El Paso Natural Gas, Mr. Cowan formed a public accounting practice that provided tax and accounting services, as well as litigation support. Mr. Cowan has a Bachelor of Business Administration from Texas Technological College. He is a CPA licensed in Texas.

Michele M. Larios joined us in February 1998 as an attorney and now serves as the Director of Legal and Legislative Policy and as Secretary of the Company. Ms. Larios is responsible for the legal and legislative functions of the Company. In addition to working on legal matters and with outside counsel, Ms. Larios works with legislators on pertinent issues and relevant legislation. Prior to joining us, Ms. Larios served as the Legal Analyst for Applied Risk Management Inc., a third party claims administration company, from 1995 through 1997. Ms. Larios received a Bachelor of Arts in Political Science from Saint Mary’s College in Moraga, California, and a Juris Doctorate from Pepperdine University School of Law in Malibu, California.

INDEPENDENT DIRECTORS

Kenneth W. Biermacher, Esq. has served as a Series II Director since February 2002. Mr. Biermacher has also served as a shareholder, director, and Vice President of Kane, Russell, Coleman & Logan, a Dallas based law firm, since February 1993. Mr. Biermacher received a Bachelor of Science, summa cum laude in 1976 from the University of New Haven and a Juris Doctorate, with honors, in 1979 from Drake University.

Timothy G. Greene, Esq. has served as a Series II Director since February 2002. Mr. Greene also has served as co-founder and principal of Stuart Mill Capital, Inc., an investment company in McLean, Virginia, since 1997. Mr. Greene is responsible for reviewing investment opportunities on a continuing basis principally in the financial services sector. From 1999 to September 2001, Mr. Greene served as Vice President and General Counsel for Sato Travel Holding Co. Inc. in Virginia where, in addition to serving as a member of the executive team, he supervised the Legal and Corporate Secretary, Administration, Human Resources, and Internal Audit. Mr. Greene also served on their Board of Directors. From 1990 to 1997, Mr. Greene served as Executive Vice President and General Counsel to Sallie Mae-Student Loan Marketing Association. Mr. Greene received his Bachelor of Science in Economics (cum laude) from the University of Idaho in 1961 and his LLB from George Washington University Law School in 1965. Mr. Greene was a Ford Foundation Fellow at Brown University Graduate School from 1961 to 1962.

John J. McDonald, Jr., has served as a Series II Director since January 2003. Mr. McDonald is currently providing consulting services to various businesses throughout the United States. Previously, he served as the Chairman of the Board, President, Chief Executive Officer, and Chief Financial Officer for Wireless Web Connect!, Inc., formerly Intellicall, Inc. (“Wireless Web Connect!”), a public company, since 1987. He has served as the Chief Executive Officer for Wireless Web Connect! since March 1998. Since August 1997, he served as Wireless Web Connect!’s President and Chief Operating Officer. From February 1997 to August 1997, he served Wireless Web Connect! as the Senior Vice President, Sales and Marketing. He was first elected to the Board of Directors of Wireless Web Connect! in November of 1997. He currently serves on the Board of Directors of Wireless Web Connect!. He was further elected to the Board of Directors of ILD Telecommunications, a former affiliate of Wireless Web Connect!, in April of 1998. Mr. McDonald continues his service on the ILD Board. He was responsible for managing Wireless Web Connect! (Intellicall) through major change and decline in its historical industry and restructuring its manufacturing operations to reduce its long-term financial exposure. Prior to working with Wireless Web Connect!, Mr. McDonald served as the Senior Vice President of Intecom from June 1994 to February 1997 where he was responsible for all field operations, including Customer Service, Sales, Sales engineering, Distributor programs, Contract administration, and Market development. He also served on the executive committee for the Incite division of Intecom. Prior to Intecom, Mr. McDonald served from 1986 to 1994 as a Vice President with Ericsson and 1969 to 1986 in various management and executive positions with Northern Telecom. Mr. McDonald’s education includes several AMA study courses and numerous industry management courses as well as an electronics curriculum at Sylvania Technical School. In 1968, Mr. McDonald was involved in a start-up telecommunications company later sold to Northern telecom.

Clarence Zierhut has served on our Board of Directors since April 1996. Since 1955, Mr. Zierhut has operated an industrial design firm, Zierhut Design now Origin Design that develops new products from concept through final prototypes. During his professional career, Mr. Zierhut has created over 3,000 product designs for more than 350 companies worldwide, in virtually every field of manufacturing, and has won many international awards for design excellence. His clients have included Johnson & Johnson, Abbott Laboratories, Gould, and McDonnell Douglas. He received a Bachelor of Arts from Art Center College of Design in Los Angeles, California.

Marwan Saker joined our Board of Directors in June 2000. Since 1983, Mr. Saker has served as Chief Executive Officer of Sovana, Inc., an export management company that supplies agriculture equipment and supplies to overseas markets. Since 2000, he has served as a Director of Consolidated Food Concepts Inc. From 1991 to 2001, Mr. Saker served as a director of Meridien Marketing & Logistics Inc., an international transportation and home furnishing distribution company. Since 1986, he has served as President of International Exports & Consulting Inc., an export management, consulting and distribution company. Since 2000, he has served as Vice President of Hanneke Corp., an overseas sourcing company. From 1998 to 2001, he served as a Member of My Investments, LLC, an equity investment company. Since 1999, he has served as President of Saker Investments Inc., a company that manages an investment portfolio. Since 1998, he has served as a General Partner of Maya Investments, Ltd., an investment management limited partnership. He also serves as a Member of MMDA, LLC, a real estate development company. Mr. Saker has acted as a representative for United States companies seeking distribution, licensing, and franchising in the Middle East, Europe, and North Africa. Mr. Saker was instrumental in developing successful partnerships in more than 15 countries. He offices in Dallas, Texas.

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

Roni Diaz joined us in March 2001 as Manager of Regulatory Affairs. Her responsibilities include development and implementation of company regulatory and quality policies, communication with FDA, European and other medical regulatory authorities, implementation of ISO 9001 and other necessary quality system certifications, obtaining CE mark approvals, generating and maintaining technical files, routine regulatory reports, and regulatory licensures applications and renewals. Prior to joining us, Ms. Diaz served as a Regulatory/Clinical Project Manager for MedTrials, a medical device and pharmaceutical consulting firm. From 1996–1999, she worked for Arthrocare, a medical device manufacturer, as a regulatory/clinical affairs associate. She received a Bachelor of Science degree in Health Sciences from San Jose State University. Ms. Diaz is a member of the Regulatory Affairs Professional Society and holds a Regulatory Affairs Certification.

Timothy E. Poquette joined us in May 2000 as Quality Engineer. In this capacity, his responsibilities included development and improvement of our statistical sampling programs; failure investigations and risk assessment; and test method validation. In July 2001, Mr. Poquette assumed the responsibilities of Quality Assurance (“QA”) Manager and is now responsible for the Quality Engineering and QA Inspection functions. Mr. Poquette holds an AS in Chemical Technologies from Hartford State Technical College (now Central Connecticut Community College) and was certified as a Quality Engineer by the American Society for Quality in 1986. His professional experience includes over 20 years of employment in the specialty chemical and pharmaceutical industries. From October 1993 to February 2000, he served as supervisor of the QA Chemistry and Microbiology laboratories for the Oral Pharmaceuticals division of Colgate Palmolive, a manufacturer of dental pharmaceutical products. He was responsible for supervising analytical chemistry and microbiology testing activities.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Exchange Act requires our Directors, executive officers, and persons who own more than 10 percent of a registered class of our voting equity securities to file with the Commission initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of our Common Stock and our other equity securities. Officers, Directors, and greater than 10 percent shareholders are required by the Commission’s regulations to furnish us with copies of all Section 16(a) reports they file.

To our knowledge based solely on a review of Forms 3 and 4 provided to us, all Directors, Officers, and holders of more than 10 percent of our voting equity securities registered pursuant to Section 12 of the Securities Exchange Act filed reports required by Section 16(a) of the Exchange Act as of December 31, 2002, with the exception of Marwan Saker, a Director. Saker Investments, a company controlled by Mr. Saker, failed to file a Form 4 in July 2002 regarding the purchase of 25,000 shares of Series V Class B Convertible Preferred Stock. The Form 4 was filed in March 2003.

Item 10.    Executive Compensation

The following summary compensation table sets forth the total annual compensation paid or accrued by us to or for the account of the Chief Executive Officer and four additional executive officers whose total cash compensation exceeded $100,000 for any of the past three fiscal years:

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
					Awards		Payout(s)
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)	Restricted Stock Award(s)($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Thomas J. Shaw,	2000	198,084	0	0	0	0	0	0
President and CEO	2001	250,016	0			0
	2002	250,016	0			0

Steven R. Wisner,	2000	137,023	0	0	0	15,000	0	0
Executive Vice	2001	150,010	0			0
President,	2002	150,010	0			20,000
Engineering and Production

Douglas W. Cowan,	2000	130,818	0	0	0	25,000	0	0
Chief Financial	2001	142,501	5,000			0
Officer and Treasurer	2002	142,501	0			25,000

Michele M. Larios,	2000	88,225	0	0	0	25,000	0	0
Director of Legal and	2001	120,016	0			0
Legislative Policy and Secretary	2002	122,437	28,500			25,000

Russell B. Kuhlman,	2000	102,411	3,000	0	0	10,000	0	0
Vice President, New	2001	105,019	0			0
Markets	2002	105,019	1,000			20,000

The following sets forth the total individual grants of stock options and freestanding stock appreciation rights (“SARs”) made by us to persons listed in the above Summary Compensation Table during the last completed fiscal year:

Option/SAR Grants in Last Fiscal Year*
Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Thomas J. Shaw	0	N/A	N/A	N/A
Steven R. Wisner	20,000	3.6%	$6.90	9/30/12
Douglas W. Cowan	25,000	4.5%	$6.90	9/30/12
Michele M. Larios	25,000	4.5%	$6.90	9/30/12
Russell B Kuhlman	20,000	3.6%	$6.90	9/30/12

*     The options were issued under the 1999 Stock Option Plan as amended which is incorporated herein by reference to Exhibit Nos. 10.12 and 10.13.

The following sets forth information regarding the exercise of options by the above executives and the year-end value of their unexercised options:

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised in-the- Money Options/SARs at FY- End ($) Exercisable/Unexercisable
Thomas J. Shaw	0	0	0	0
Steven R. Wisner	0	0	152,500/35,000	$7,000/0
Douglas W. Cowan	0	0	25,000/50,000	0
Michele M. Larios	0	0	25,400/50,000	0
Russell B. Kuhlman	0	0	40,600/30,000	0

COMPENSATION OF DIRECTORS

We pay each non-employee Director a meeting fee of $250 for each Board meeting attended. In the past, the Company has granted to each Director (except Mr. Shaw) stock options for Common Stock. We do not pay any additional amounts for committee participation or special assignment.

EMPLOYMENT AGREEMENT

There are no other employment agreements in place involving other Officers or Directors, except as set forth below:

Thomas J. Shaw

We have a written employment agreement with Thomas J. Shaw, our President and Chief Executive Officer, for an initial period of three years which ended September 2002 that automatically and continuously renews for consecutive two-year periods. The agreement is terminable either by us or Thomas J. Shaw upon 30 days’ written notice. The agreement provides for an annual salary of at least $150,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. Thomas J. Shaw’s salary shall be reviewed by the Board of Directors each January, which shall make such increases as it considers appropriate. Thomas J. Shaw is also entitled to participate in all executive bonuses as the Board of Directors, in its sole discretion, shall determine.

Under the employment agreement, we will also provide certain fringe benefits, including, but not limited to, participation in pension plans, profit-sharing plans, employee stock ownership plans, stock appreciation rights, hospitalization and health insurance, disability and life insurance, paid vacation, and sick leave. We also reimburse him for any reasonable and necessary business expenses, including travel and entertainment expenses, necessary to carry on his duties. Pursuant to the employment agreement, we have agreed to indemnify Thomas J. Shaw for all legal expenses and liabilities incurred with any proceeding involving him by reason of his being an officer or agent. We have further agreed to pay reasonable attorney fees and expenses in the event that, in Thomas J. Shaw’s sole judgment, he needs to retain counsel or otherwise expend his personal funds for his defense.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information relating to our equity compensation plans as of December 31, 2002:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,134,480	$8.34	2,865,520
Equity compensation plans not approved by security holders*	522,439	$3.88	N/A
Total	2,656,919	N/A	2,865,520

*    Effective as of September 30, 2002, the Company issued non-qualified stock options for the purchase of Common Stock to nine persons as follows:

In conjunction with a $3 million Loan Agreement and the purchase of 525,000 Series V shares by Katie Petroleum, we issued options for the purchase of 136,439 shares of Common Stock of the Company at an exercise price of $1 per share to Katie Petroleum and two affiliates. The options were exercisable immediately and expire on September 30, 2005.

In conjunction with a $2.5 million working capital loan, purchase of our real estate note and a $1,000,000 construction loan (which was never drawn on) we issued options to Katie Petroleum for the purchase of 100,000 shares of Common Stock of the Company at an exercise price of $1 per share. The options were exercisable immediately and expire on June 21, 2005.

We authorized the issuance of an option for the purchase of 200,000 shares of Common Stock to Jimmie Shiu, M.D., for his past services in introducing the Company to purchasers of various series of Preferred Stock as well as for introducing the Company to Katie Petroleum. The option is exercisable at $6.90 per share and will terminate in 10 years.

We authorized the issuance of an option for the purchase of 25,000 shares of Common Stock to Harry Watson for his past services in assisting the Company in protecting its intellectual property. The option is exercisable at $6.90 per share and will terminate in 10 years.

In connection with a Consulting Agreement with International Export and Consulting, we issued options for the purchase of 61,000 shares of Common Stock to Marwan Saker, a Director.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of March 17, 2003 for (a) each person known by us to own beneficially 5 percent or more of the voting capital stock, and (b) each Director and executive officer (earning in excess of $100,000 annually) who owns capital stock. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to his or her shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)

Common Stock

As a Group	Officers and Directors 511 Lobo Lane, P.O. Box 9 Little Elm, TX 75068-0009	14,499,500	69.6%
As Individuals	Thomas J. Shaw[2]	11,280,000	54.2%
	Lillian E. Salerno[3]	2,804,500	13.5%
	Michele M. Larios[4]	35,400	Less than 1%
	Steven R. Wisner[5]	155,000	Less than 1%
	Marwan Saker[6]	80,500	Less than 1%
	John J. McDonald[7]	2,500	Less than 1%
	Kenneth W. Biermacher[8]	25,000	Less than 1%
	Timothy G. Greene[9]	15,000	Less than 1%
	Clarence Zierhut[10]	36,000	Less than 1%
	Douglas W. Cowan[11]	25,000	Less than 1%
	Russel B. Kuhlman[12]	40,600	Less than 1%

Series I-V Class B Stock

As a Group	Officers and Directors 511 Lobo Lane, P.O. Box 9 Little Elm, TX 75068-0009	180,000	4.2%
As Individuals	Thomas J. Shaw	80,000	1.9%
	Marwan Saker	55,000	1.3%
	Lillian E. Salerno	12,500	Less than 1%
	John J. McDonald	2,500	Less than 1%
	Kenneth W. Biermacher	20,000	Less than 1%
	Timothy G. Greene	10,000	Less than 1%

(1)	The percentages of each class are based on 20,823,100 shares of Common Stock including shares of Common Stock obtainable within 60 days of the date of this Report (via conversion of preferred stock or exercise of options) and 4,323,366 shares of Series I through V Class B Stock outstanding as of March 17, 2003.

(2)	80,000 of the 11,280,000 shares identified as Common Stock are preferred shares which are eligible for conversion into Common Stock within 60 days.

(3)	Lillian Salerno is a holder of more than 5% of the Company’s voting stock. All other persons listed in the table are officers or directors of the Company. Furthermore, 12,500 of the 2,804,500

shares identified as Common Stock are preferred shares which are eligible for conversion into Common Stock within 60 days.

(4)	25,400 of the 35,400 shares are options which are currently exercisable.

(5)	152,500 of the 155,000 shares are options which are currently exercisable.

(6)	The 80,500 shares identified as Common Stock consist of 35,000 preferred shares which are eligible for conversion into Common Stock and options for the purchase of 45,500 shares which are exercisable within 60 days of this Report. The preferred shares are held as follows: Saker Investments holds 25,000 shares of Series V Stock and My Investments holds 10,000 shares of Series IV Stock. Mr. Saker is an officer or director and shareholder for these companies.

(7)	These shares identified as Common Stock are preferred shares which are eligible for conversion into Common Stock within 60 days.

(8)	20,000 of the 25,000 shares identified as Common Stock are preferred shares which are eligible for conversion into Common Stock within 60 days. 5,000 are options which are exercisable.

(9)	10,000 of the 15,000 shares identified as Common Stock are preferred shares which are eligible for conversion into Common Stock within 60 days. 5,000 are options which are exercisable.

(10)	These shares are options which are currently exercisable.

(11)	These shares are options which are currently exercisable.

(12)	These shares are options which are currently exercisable.

There are no arrangements the operation of which would result in a change in control of the Company.

Item 12.    Certain Relationships and Related Transactions

We believe that all of the transactions set forth below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Thomas J. Shaw, our President and Chief Executive Officer who beneficially owns approximately 55.1 percent of the Common Stock, was paid a licensing fee of $500,000 (amortized over 17 years) by us for the exclusive worldwide licensing rights to manufacture, market, sell, and distribute retractable medical safety products. In addition, Mr. Shaw receives a 5 percent royalty on gross sales of all licensed products sold to customers over the life of the technology licensing agreement. Mr. Shaw was paid a royalty of $359,548 and $400,000 for 2001 and 2002, respectively. Mr. Shaw waived royalties of $1.5 million in 2002.

Lillian E. Salerno, a consultant for the Company, a shareholder holding in excess of 5% of the shares of Common Stock, and former Director, d/b/a Mill Street Enterprises (“Mill Street”), a sole proprietorship, leases offices at 618, 620, 622, and 628 S. Mill Street, in Lewisville, Texas, to us for our marketing and sales department. This lease is for a five-year period beginning in July 2002 at a monthly rate of $2,900. Lease payments for $34,800 and $34,800 were paid in 2001 and 2002, respectively.

The Company has a consulting agreement with MediTrade International Corporation, a company controlled by Lillian E. Salerno. The contract was amended on August 23, 2000 and expired on May 31, 2001. The contract is now on a month-to-month basis. MediTrade has agreed to establish contacts with major European entities to develop marketing and distribution channels as well as licensing agreements. Ms. Salerno will be paid $16,667 per month and reimbursed for business expenses incurred on behalf of the Company, not to exceed $5,000 per month without prior approval for the term of the contract. During the years ended December 31, 2002 and 2001 the Company paid $201,120 and $304,812, respectively, under this agreement.

We entered into a Consulting Agreement on March 15, 2000, with International Export and Consulting where International Export and Consulting agreed to advise us with respect to selection of an international distribution network, potential strategic partners, and future licensing for our technology in the Middle East. In exchange we agreed to pay a consulting fee in the amount of $2,000 a month for ten months as well as issue nonqualified stock options to Marwan Saker for 61,000 shares of common stock at an exercise price of $10 per share. Marwan Saker, a principal in International Export and Consulting, is a Director of the Company. During the years ended December 31, 2001 and 2002, the Company paid $2,000 and $0, respectively, under this agreement.

Item 13.    Exhibits and Reports on Form 8-K

(a)	EXHIBITS

Exhibit No.	Description of Document
3(i)	Second Amended and Restated Articles of Incorporation of RTI filed August 14, 2000, as amended *

3(ii)	Amended and Restated Bylaws of RTI dated as of the 11th day of August 2000 **

10.1

National Marketing and Distribution Agreement between RTI and Abbott Laboratories dated as of May 4, 2000, and Registration Rights Agreement between RTI and Abbott Laboratories dated as of May 4, 2000 (Exhibits 3.1 [Purchase Forecast], 4.2 [Product Specifications], 5.4(b) [Profit Split Example] and Pledged Fixed Asset Listing are redacted for confidential treatment) ***

10.2	Sample United States Distribution Agreement ** **

10.3	Sample Foreign Distribution Agreement ** **

10.4	Employment Agreement between RTI and Thomas J. Shaw dated as of September 28, 1999 ** **

10.5	Technology License Agreement between Thomas J. Shaw and RTI dated the 23rd day of June 1995 ** **

10.6	Royalty Waiver Agreement entered into among RTI, Thomas J. Shaw, and Suzanne M. August effective as of January 18, 2002 *** **

10.7

Loan Agreement Between RTI and Katie Petroleum, Inc. dated November 12, 2001, with the following exhibits: “Note,” “Security Agreement,” “Construction Loan Agreement,” “Real Estate Lien Note,” “Guaranty,” and “Deed of Trust” *** *** (See Exhibit 4.21.)

10.8	Consulting Agreement entered into on August 23, 2000, between RTI and Lillian Salerno dba Medi-Trade International **

10.9	First Amendment to Loan Agreement and Loan Documents and Note Modification Agreement entered into Between Katie Petroleum and RTI effective as of the 21st day of June 2002 *** *** *

10.10	Loan Agreement Among RTI, Katie Petroleum and Thomas J. Shaw as of the 30th day of September, 2002 and Promissory Note **** **** *

10.11	Royalty Waiver Agreement entered into among Retractable Technologies, Inc., Thomas J. Shaw, and Suzanne M. August effective as of June 21, 2002 **** ****

10.12	RTI’s 1999 Stock Option Plan ** **

10.13	First Amendment to 1999 Stock Option Plan *

Exhibit No.	Description of Document
10.14	1996 Incentive Stock Option Plan of RTI ** **

10.15	1996 Stock Option Plan for Directors and Other Individuals ** **

20.1	Letter to Shareholders Re: Three New York Times Articles Addressing the Healthcare Purchasing System dated April 3, 2002 *

20.2	Letter to Shareholders Delivering the Form 10-KSB Annual Report dated April 15, 2002 *

20.3	Letter to Shareholders Regarding Competition ***** *****

20.4	Letter to Shareholders Re: the Latest New York Times Investigatory Series on Hospital Group Purchasing Organizations and Urging Shareholders to Contact Their Legislators dated July 23 2002 *

20.5	Letter to Shareholders Re: Factors Affecting the Stock Price and the Way to Prevent Possible Short Selling of the Common Stock dated July 31, 2002 *

99	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

**	Incorporated herein by reference to RTI’s Registration Statement on Form 10SB-A filed on October 25, 2000

***	Incorporated herein by reference to RTI’s Registration Statement on Form SB2-A4 filed on May 2, 2001

** **	Incorporated herein by reference to RTI’s Registration Statement on Form 10-SB filed on June 23, 2000

*** **	Incorporated herein by reference to RTI’s Form 8-K filed on January 18, 2002

*** ***	Incorporated herein by reference to RTI’s Form 10-QSB filed on November 14, 2001

*** *** *	Incorporated herein by reference to RTI’s Form 8-K filed on July 10, 2002

**** ****	Incorporated herein by reference to RTI’s Form 10-QSB filed on August 14, 2002

**** **** *	Incorporated herein by reference to RTI’s Form 8-K filed on October 10, 2002

***** *****	Incorporated herein by reference to RTI’s Form 8-K filed on May 31, 2002

(b)	REPORTS ON FORM 8-K

On October 10, 2002, we filed a Form 8-K with an item 5 disclosure that we issued a press release entitled “Retractable Technologies, Inc. Announces Additional Strengthening of its Balance Sheet,” together with exhibits relating thereto.

On November 21, 2002, we filed a Form 8-K with an item 5 disclosure that we issued a press release entitled “Retractable Technologies, Inc. Announces Third Quarter Results, Record Sales in Alternate Care.” This filing contained the Condensed Balance Sheet as of September 30, 2002, and December 31, 2001, as well as the Condensed Statements of Operations for the three-month and nine-month periods ended September 30, 2002 and 2001.

Item 14.    Controls and Procedures

On March 27, 2003, our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures and determined that there were no significant deficiencies in these procedures. The CEO and CFO determined that our disclosure controls and procedures are effective.

Also, the CEO and CFO did not identify any deficiencies or material weaknesses in our internal controls, nor did they identify fraud that involved our management or any other employee who had a significant role in our internal controls. They did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls. There have been no significant changes in RTI’s internal controls or in any other factor that could significantly affect these controls subsequent to March 27, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETRACTABLE TECHNOLOGIES, INC. (Registrant)

By:	/S/Thomas J. Shaw
THOMAS J. SHAW CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER
Date:	March 31, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE

/S/Steven R. Wisner
Steven R. Wisner Executive Vice President, Engineering & Production and Director 03/31/03

/S/Russell B. Kuhlman
Russell B. Kuhlman
Vice President, New Markets and Director
03/27/03

/S/Douglas W. Cowan
Douglas W. Cowan
Chief Financial Officer, Treasurer, and Director
03/31/03

/S/Clarence Zierhut
Clarence Zierhut
Director
03/26/03

/S/Marwan Saker
Marwan Saker
Director

03/26/03

/S/John J. McDonald, Jr
John J. McDonald, Jr
Director
03/27/03

/S/Kenneth Biermacher
Kenneth Biermacher
Director 03/27/03

/S/Timothy G. Greene
Timothy G. Greene
Director 03/27/03

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Thomas J. Shaw, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Retractable Technologies, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/S/ THOMAS J. SHAW
THOMAS J. SHAW
PRESIDENT, CHAIRMAN, AND
CHIEF EXECUTIVE OFFICER

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Douglas W. Cowan, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Retractable Technologies, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/S/ DOUGLAS W. COWAN
DOUGLAS W. COWAN
CHIEF FINANCIAL OFFICER