Form 10QSB
period 2003-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2003-05-15
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 20,328,100 shares of Common Stock, no par value, issued and outstanding on May 6, 2003.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$507,063	$1,342,117
Accounts receivable, net	2,510,069	2,666,866
Inventories, net	3,744,612	2,779,554
Other current assets	251,068	276,524

Total current assets	7,012,812	7,065,061
Property, plant, and equipment, net	10,304,287	10,515,480
Intangible assets, net	425,976	405,641
Other assets	43,975	72,671

Total assets	$17,787,050	$18,058,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,785,002	$4,229,396
Current portion of long-term debt	743,892	840,899
Accrued compensation	226,936	328,717
Marketing fees payable	1,743,703	1,874,571
Accrued royalties	843,357	602,777
Other accrued liabilities	80,496	145,116

Total current liabilities	8,423,386	8,021,476

Long-term debt, net of current maturities	2,583,825	2,600,298

Stockholders’ equity:
Preferred stock $1 par value
Class A	1,046,000	1,056,000
Series I, Class B	259,400	259,400
Series II, Class B	431,000	431,000
Series III, Class B	150,745	150,745
Series IV, Class B	1,066,000	1,066,000
Series V, Class B	2,416,221	2,416,221
Common Stock, no par value	—	—
Additional paid-in capital	49,421,177	49,411,177
Accumulated deficit	(48,010,704)	(47,353,464)

Total stockholders’ equity	6,779,839	7,437,079

Total liabilities and stockholders’ equity	$17,787,050	$18,058,853

See accompanying notes to the financial statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended March 31, 2003	Three Months ended March 31, 2002
Sales, net	$4,477,708	$4,116,363
Cost of sales	2,812,436	2,673,469

Gross profit	1,665,272	1,442,894

Operating expenses:
Sales and marketing	1,012,533	945,763
Research and development	102,794	93,501
General and administrative	1,130,738	1,113,279

Total operating expenses	2,246,065	2,152,543

Loss from operations	(580,793)	(709,649)

Interest income	2,504	2,889
Interest expense, net	(78,951)	(162,541)

Net loss	(657,240)	(869,301)
Preferred stock dividend requirements	(666,523)	(478,729)

Net loss applicable to common shareholders	$(1,323,763)	$(1,348,030)

Net loss per share (basic and diluted)	$(0.07)	$(0.07)

Weighted average common shares outstanding	20,323,100	20,269,267

See accompanying notes to the condensed financial statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months ended March 31, 2003	Three Months ended March 31, 2002
Cash flows from operating activities
Net Loss	$(657,240)	$(869,301)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Depreciation and amortization	329,010	336,334
Capitalized interest	(6,770)	(6,427)
Provision for doubtful accounts	3,013	—
Accreted interest	25,280	—
(Increase) decrease in inventories	(965,058)	(903,174)
(Increase) decrease in accounts and note receivable	153,784	536,855
(Increase) decrease in other current assets	38,060	(15,153)
Increase (decrease) in accounts payable	555,605	937,574
Increase (decrease) in marketing fees payable	(130,868)	(599,400)
Increase (decrease) in other accrued liabilities	74,180	139,829

Net cash used by operating activities	(581,004)	(442,863)

Cash flows from investing activities
Purchase of property, plant, and equipment	(97,702)	(38,841)
Acquisition of patents, trademarks, licenses, and intangibles	(17,588)	—

Net cash used by investing activities	(115,290)	(38,841)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(138,760)	(164,766)

Net cash used by financing activities	(138,760)	(164,766)

Net (decrease) increase in cash	(835,054)	(646,470)
Cash and cash equivalents at:
Beginning of period	1,342,117	1,220,244

End of period	$507,063	$573,774

Supplemental schedule of noncash financing activities:
Forgiveness of royalties by an officer	$—	$1,000,000

See accompanying notes to the condensed financial statements.

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

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All of such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements for the year ended December 31, 2002.

Recent developments

Subsequent to March 31, 2003, the Company reached settlement agreements with Premier Inc.; Premier Purchasing Partners, L.P.; VHA, Inc.; Novation, L.L.C.; Tyco International (US) Inc. and Tyco Healthcare Group L.P. in its federal antitrust lawsuit, Retractable Technologies, Inc. v. Becton Dickinson & Co. et al. As part of the settlements, the litigation against Premier, VHA, Novation, and Tyco has been dismissed.

Although specific terms are confidential, the agreements include cash payments and other financial consideration as well as provisions that are intended to facilitate the sale of Retractable’s VanishPoint® products to Premier and Novation member facilities. The financial terms were made on terms that Retractable considers favorable. The initial payment amount received by the Company is net of court costs, legal expenses, attorney fees and reserve funds set aside for future legal expenses. The Company has received $14,608,120 as the initial payment under the financial terms of these settlement agreements. This transaction will be reflected in the financial statements in the Company’s Form 10-QSB for the second quarter.

In exchange for the settlement provisions, Retractable has agreed to give up its claims against these companies. Other consideration provided through these settlement agreements will be disclosed periodically as required by SEC rules and regulations.

Pursuant to a Covenant Not to Sue agreement entered into on September 19, 2001, between the Company and Thomas J. Shaw, individually, Mr. Shaw has received $728,609 of the initial payment proceeds to the Company under the settlement agreements. Under the terms of the Covenant Not to Sue, Mr. Shaw, as the licensor of the retractable technology manufactured by Retractable, agreed not to pursue claims for damages that he could pursue as an individual against the defendants in the antitrust litigation, Retractable Technologies, Inc. v. Becton Dickinson & Co. et al Cause No. 5:01-CV-036, in exchange for a percentage of any recovery obtained by Retractable in the lawsuit, net of court costs, litigation expenses and attorney’s fees.

These agreements leave Becton Dickinson & Co. (“BD”), the dominant U.S. maker of syringes and other needle products, as the sole remaining defendant in the case, which is currently scheduled for trial on February 3, 2004, in federal court in Texarkana, Texas. Among other allegations, Retractable asserts in the lawsuit that BD has acquired and maintained monopoly power among hospitals and healthcare providers to eliminate or lessen competition.

2.	LIQUIDITY

The Company has been successful in raising funds through private equity financing totaling approximately $52.6 million, including approximately $5.2 million in conversion of debt and accounts payable, over the last seven and one-half years. However, the Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the years ended December 31, 2002, 2001, and 2000, the Company incurred a loss from operations of approximately $6.4 million, $6.7 million, and $10.4 million, respectively. For the three months ended March 31, 2003, the Company incurred a loss from operations of approximately $581,000. For the years ended December 31, 2002, 2001, and 2000, the Company had negative cash flows from operating activities of approximately $1.5 million, $3.7 million, and $8.6 million, respectively. For the three months ended March 31, 2003, the Company had negative cash flows from operating activities of $606,000. As of March 31, 2003, and December 31, 2002, and 2001, the Company had accumulated deficits of approximately $48.0 million, $47.4 million, and $40.5 million, respectively.

For the three months ended March 31, 2003, the Company had one distributor which accounted for more than 10 percent of our sales. Management expects to reach a break-even operating point when the Company has more access to the market. Management believes that the settlement agreements discussed in Note 1 will provide sufficient funds and facilitate the sale of the Company’s products.

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

Property, plant, and equipment

Property, plant, and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity and interest cost associated with significant capital additions. For the three months ended March 31, 2003, and 2002, the Company capitalized interest of $6,770 and $6,427, respectively. Gains or losses from property disposals are included in income.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period’s presentation.

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

Concentrations of credit risk

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash balances, which may exceed the federally insured limits, are maintained in financial institutions; however, management believes the institutions are of high credit quality. The majority of accounts receivable are due from companies which are well-established entities. As a consequence, management considers any exposure from concentrations of credit risks to be limited. The Company has a high concentration of sales with one significant customer. Net sales to this customer were $2,512,800 and $2,145,150 for the three months ended March 31, 2003, and 2002, respectively. For the three months ended March 31, 2003, and March 31, 2002, net sales to this customer accounted for 56.1% and 52.1%, respectively.

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

Earnings per share

The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings per share are computed by dividing net earnings for the period (adjusted for any cumulative preferred dividends for the period) by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding was 20,323,100 and 20,269,267 for the quarters ended March 31, 2003, and 2002, respectively. The Company’s potentially dilutive Common Stock equivalents, including warrants, options, and convertible debt, are all antidilutive as the Company is in a loss position. Accordingly, basic loss per share is equal to diluted loss per share and is presented on the same line for income statement presentation. Cumulative preferred dividends of $666,523 and $478,729 have been added to net losses for the quarters ended March 31, 2003, and 2002, respectively, to arrive at net loss per share.

Research and development costs

Research and development costs are expensed as incurred.

Stock-based compensation

The Company has three stock-based director, officer, and employee compensation plans. Prior to 2002, the Company accounted for those plans under the recognition and measurement provisions (intrinsic value method) of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all director, officer, and employee awards granted, modified, or settled after December 31, 2001. Awards under the Company’s plans vest over periods up to three years. Therefore, the cost related to stock-based compensation included in the determination of net income after December 31, 2001, is less than what would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. SFAS No. 123 indicates that the fair value method is the preferable method of accounting. The following table indicates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,
	2003	2002

Net loss, as reported	$(657,240)	$(869,301)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined fair value based method for all awards, net of related tax effects	(38,317)	(38,051)

Pro forma net income	$(695,557)	$(907,352)

Net loss per share (basic and diluted)-as reported	$(0.07)	$(0.07)

Net loss per share (basic and diluted)-pro forma	$(0.07)	$(0.07)

Recent pronouncements

There are no recent accounting pronouncements that are expected to have a material impact on the Company.

4.	INDEBTEDNESS

In February 2003, the Company renewed its note payable of $500,000 to 1st International for a sixth-month period.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this Form 10-QSB containing the words “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the impact of dramatic increases in demand, our ability to quickly increase our capacity in the event of a dramatic increase in demand, our ability to access the market, our ability to successfully resolve our litigation with B-D, among others, our ability to continue to finance research and development as well as operations and expansion of production, and the recently increased interest of larger market players, specifically B-D, in providing safety needle devices. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. Variances have been rounded for ease of reading. All period references are to the periods ended March 31, 2003, or March 31, 2002.

Comparison of Three Months Ended

March 31, 2003, and March 31, 2002

Net sales were $4,477,708 and $4,116,363 for the three months ended March 31, 2003 and 2002, respectively. The increase of $361,345 was due to an increase in sales of 1cc and 5cc syringes offset by a decrease in sales of 3cc and 10cc syringes and blood collection tube holders. Sales to Abbott as a percentage of units sold increased from 51.4 percent to 51.8 percent of total units sold. Unit sales to other distributors decreased from 48.6 percent to 48.2 percent of units sold. Sales revenues from Abbott increased about 17.1 percent whereas sales revenues to other distributors decreased 0.3 percent. No other distributor accounted for more than 10 percent of units sold.

Cost of sales increased from $2,673,469 in 2002 to $2,812,436 in 2003, an increase of $138,967 or 5.2 percent. The increase is due to higher sales volumes.

Gross profit increased from $1,442,894 in 2002 to $1,665,272 in 2003, an increase of $222,378. Gross profit as a percentage of net sales were 35.1 percent and 37.2 percent for the three months ended March 31, 2002, and 2003, respectively.

Sales and marketing expense increased from $945,763 in 2002 to $1,012,533 in 2003, an increase of $66,770 or 7.1 percent. The increase is principally due to marketing fees attributable to Abbott due to higher sales volumes to Abbott. Travel and entertainment increased $12,000. Trade show expenses and other marketing costs decreased $8,000. Compensation expense decreased $21,000.

Research and development costs increased from $93,501 in 2002 to $102,794 in 2003, an increase of $9,293. The increase is principally due to an increase in experimental parts and travel.

General and administrative costs increased from $1,113,279 in 2002 to $1,130,738 in 2003, an increase of $17,459. Increases in legal expenses of $49,000, office expenses of $21,000 and compensation expense of $18,000 increased general and administrative expense. Accounting fees decreased $28,000 and travel decreased $34,000.

Preferred stock dividend requirements were $666,523 for 2003 compared to $478,729 in 2002, an increase of $187,794. The increase is due to an increase in the outstanding preferred stock as a result of sales of Series V Stock.

Net loss per share was $0.07 per share in 2002 and 2003 due to an increase in shares outstanding offset by an increase in preferred dividend requirements.

Cash flow from operations decreased from a negative $442,863 for the three months ended March 31, 2002, to a negative $581,004 for the three months ended March 31, 2003, a decrease of $138,141. The reduction in cash flow was due to an increase in inventories, a reduction in the decrease of receivables, and a reduction in the increase in payables. These factors were mitigated by a reduction in the net loss and a lower decrease in marketing fees.

Cash used in investing activities increased $76,449 due to increased capital expenditures and acquisition of trademarks.

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

Accounts receivable

The Company records trade receivables when revenue is recognized. No product has been consigned to customers. The Company’s allowance for doubtful accounts is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. An additional allowance has been established based on a percentage of receivables outstanding. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectable. Trade receivables are considered delinquent when payment has not been made within contract terms.

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

Recent Pronouncements

There are no recent accounting pronouncements that are expected to have a material impact on the Company.

LIQUIDITY AND FUTURE CAPITAL REQUIREMENTS

Historical Sources of Liquidity

We have historically funded operations primarily from proceeds from private placements and bank loans. We were capitalized with approximately $52,600,000 raised from six separate private placement offerings. We sold 5,000,000 shares of Series A Stock at $1 per share, for an aggregate of $5,000,000 in cash. We sold 1,000,000 shares of Series I Class B Stock at $5 per share for an aggregate of $5,000,000 in cash. We sold 1,000,000 shares of Series II Class B Stock at $10 per share for an aggregate of $10,000,000 in cash. We sold 1,160,200 shares of Series III Class B Stock at $10 per share for an aggregate of $11,602,000 in cash. We sold 1,133,800 shares of Series IV Class B Stock at $10 per share for an aggregate of $11,338,000 in cash. We sold or exchanged 2,416,221 shares of Series V Class B Stock at $4 per share for gross proceeds of $12,802,396. In total the Company raised $4,435,600 in cash, exchanged stock for $1,550,000 in accounts payable, exchanged stock for $3,679,284 in debt and $1,821,245 of debt conversion cost, and recognized beneficial conversion features aggregating $1,316,267.

We obtained $1,200,000, $710,000, and $2,000,000 in 1996, 1997, and 2000, respectively, from bank loans. Additionally, we received a Small Business Administration loan of $1,000,000 in 1996 to pay for portions of automated assembly equipment, multi-cavity molds, and other equipment. Furthermore, we borrowed $5,000,000 in 2000 under our Credit Agreement with Abbott. In October 2002 we repaid the Abbott note with proceeds from a new note from Katie Petroleum for $3,000,000 and a portion of the proceeds from the Series V Class B offering.

Internal Sources of Liquidity

We believe we can achieve our break even quarter utilizing our existing equipment. To achieve our break even quarter we would need minimal access to hospital markets which has been difficult to obtain due to the monopolistic marketplace which is the subject of our lawsuit discussed in greater detail in our Form 10-KSB for 2002.

Management believes that the settlement agreements discussed in Note 1 to the condensed financial statements will provide sufficient funds and facilitate the sale of the Company’s products.

In the event our claims against B-D are successfully resolved, it will likely have a further beneficial and material impact on our liquidity and demand for our products.

Unit sales increased 14.4 percent from 2002 to 2003. Abbott purchases comprised 51.4 percent and 51.8 percent of our unit sales in 2002 and 2003, respectively. Unit sales to Abbott increased 15.3 percent from 2002 to 2003. Abbott distributes and markets our products into the acute care market. While the 15.3 percent increase in our unit sales to Abbott is significant, inconsistencies in sales growth and timing of orders have made it difficult to plan production requirements in an efficient and cost effective manner.

Unit sales to customers other than Abbott were 48.6 percent and 48.2 percent of sales in 2002 and 2003, respectively. Unit sales to others increased 13.5 percent from 2002 to 2003. Sales to others consist primarily of sales into the alternate care market.

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

Contractual Obligations and Commercial Commitments

The following chart summarizes all of our material obligations and commitments to make future payments under contracts such as debt and lease agreements as of March 31, 2003:

Contractual Obligations	Payments Due by Period
	Total	2003	2004–2006	2007–2008	After 2008
Long-Term Debt	$3,151,956	$613,799	$907,374	$512,458	$1,118,325
Capital Lease Obligations	175,761	113,620	62,141	0	0
Total Contractual Cash Obligations	$3,327,717	$727,419	$969,515	$512,458	$1,118,325

Material Commitments for Expenditures

The Board of Directors has authorized the expenditure of $1.2 million for the immediate construction of a warehouse. Depending on our capital needs, such expenses would be funded by settlement proceeds and, if necessary, by additional debt or equity financing. Additional capital expenditures may include additional assembly lines, manufacturing space, warehousing, and related infrastructure. The expansion could include those products that have been developed but not yet marketed, as well as expanding manufacturing capacity for existing products. The amount of capital required would be dependent on our analysis of the extent of the potential market penetration if we are able to compete in a free market environment.

We had $97,702 in capital expenditures for the three months ended March 31, 2003.

Item	3. Controls and Procedures.

On March 31, 2003, our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

Also, the CEO and CFO did not identify any deficiencies or material weaknesses in our internal controls, nor did they identify fraud that involved our management or any other employee who had a significant role in our internal controls. They did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.

PART II

OTHER INFORMATION

Item	1. Legal Proceedings.

On January 29, 2001, we filed a lawsuit in the United States District Court for the Eastern District of Texas, Texarkana Division (the “Federal Court Case”) styled Retractable Technologies, Inc. v. Becton Dickinson & Company, Tyco International (U.S.), Inc., Tyco Healthcare Group, L.P., Novation, L.L.C., VHA, Inc., Premier, Inc. and Premier Purchasing Partners, L.P., Cause No. 501CV036. We allege violations of state and federal antitrust acts, tortious interference with prospective business relationships, business disparagement, and common law conspiracy. These violations are based on our belief that the defendants combined or conspired to eliminate or lessen competition and to acquire and maintain monopoly power among hospitals and healthcare technology providers. We are seeking the following damages: an injunction enjoining each defendant from continuing the unlawful conduct alleged and from entering into any other combination, conspiracy, or agreement having similar purposes or effect and for actual damages, punitive damages, treble damages, costs of suit including reasonable attorneys’ fees, pre-judgment and post-judgment interest at the maximum possible rate, and such other relief as we may be entitled. The case was rescheduled for a February 3, 2004, trial date.

As of May 7, 2003, we announced that we had dismissed our claims against Novation, L.L.C.; VHA, Inc.; Premier Inc.; Premier Purchasing Partners, L.P.; Tyco International (US) Inc.; and Tyco Healthcare Group L.P. pursuant to settlements. See Item 5. Other Information.

On February 1, 2002, the Company filed a patent infringement lawsuit alleging willful and intentional infringement of two patents directed to syringes having retractable needles in the United States District Court for the Eastern District of Texas, Sherman Division, styled Retractable Technologies, Inc. and Thomas J. Shaw v. New Medical Technology, Inc.; New Medical Technology, Ltd.; and NMT Group PLC, Cause No. 4:02-CV-34 (the “NMT Defendants”). Thomas J. Shaw was subsequently added as a plaintiff in the suit. The defendants counterclaimed, alleging noninfringement and invalidity of the patents. On February 18, 2003, the Company and Thomas J. Shaw filed an additional complaint against the same defendants, alleging infringement of a third syringe patent. The two actions have been consolidated and trial will be scheduled for some time in June of 2004. The Company is seeking monetary damages and permanent injunctive relief in both actions.

We are not a party to any other material legal proceeding.

Item	2. Changes in Securities.

The Company is obligated, under a loan made by Texas Bank, not to make any distribution upon our capital stock, purchase any of our capital stock, or merge without prior written consent.

Item	3. Defaults Upon Senior Securities.

Series A Convertible Preferred Stock

For the three months ended March 31, 2003, $31,512 in dividends is in arrears. The total arrearage is $434,813.

Series I Class B Convertible Preferred Stock

For the three months ended March 31, 2003, $32,425 in dividends is in arrears. The total arrearage is $2,467,593.

Series II Class B Convertible Preferred Stock

For the three months ended March 31, 2003, $107,750 in dividends is in arrears. The total arrearage is $4,170,253.

Series III Class B Convertible Preferred Stock

For the three months ended March 31, 2003, $37,686 in dividends is in arrears. The total arrearage is $2,329,258.

Series IV Class B Convertible Preferred Stock

For the three months ended March 31, 2003, $266,500 in dividends is in arrears. The total arrearage is $3,132,998.

Series V Class B Convertible Preferred Stock

For the three months ended March 31, 2003, $190,650 is in arrears. The total arrearage is $547,919.

Item	4. Submission of Matters to a Vote of Security Holders.

We previously reported in our Form 10-KSB filed on March 31, 2003, that the business of the Series II Class B Convertible Preferred (“Series II”) Stockholders intended to be addressed at the 2002 Annual Meeting (the “Annual Meeting”) originally scheduled for September 20, 2002, was adjourned and rescheduled for January 24, 2003. At this meeting, three Series II Directors were elected. As of their election, the Board of Directors consisted of:

Thomas J. Shaw	Class 2 Director

Steven R. Wisner	Class 2 Director

Russell B. Kuhlman	Class 1 Director

Douglas W. Cowan	Class 2 Director

Clarence Zierhut	Class 2 Director

Marwan Saker	Class 2 Director

Kenneth W. Biermacher	Series II Director

Timothy G. Greene	Series II Director

John J. McDonald, Jr.	Series II Director

See the Company’s Form 10-KSB filed on March 31, 2003, for more details regarding this meeting.

Item	5. Other Information

The Company reached settlement agreements with Premier Inc.; Premier Purchasing Partners, L.P.; VHA, Inc.; Novation, L.L.C.; Tyco International (US) Inc. and Tyco Healthcare Group L.P. in its federal antitrust lawsuit, Retractable Technologies, Inc. v. Becton Dickinson & Co. et al. As part of the settlements, the litigation against Premier, VHA, Novation, and Tyco has been dismissed.

Although specific terms are confidential, the agreements include cash payments and other financial consideration as well as provisions that are intended to facilitate the sale of Retractable’s VanishPoint® products to Premier and Novation member facilities. The financial terms were made on terms that Retractable considers favorable. The initial payment amount received by the Company is net of court costs, legal expenses, attorney fees and reserve funds set aside for future legal expenses. The Company has received $14,608,120 as the initial payment under the financial terms of these settlement agreements. In exchange for the settlement provisions, Retractable has agreed to give up its claims against these companies. Other consideration provided through these settlement agreements will be disclosed periodically as required by SEC rules and regulations.

Pursuant to a Covenant Not to Sue agreement entered into on September 19, 2001, between the Company and Thomas J. Shaw, individually, Mr. Shaw has received $728,609 of the initial payment proceeds to the Company under the settlement agreements. Under the terms of the Covenant Not to Sue, Mr. Shaw, as the licensor of the retractable technology manufactured by Retractable, agreed not to pursue claims for damages that he could pursue as an individual against the defendants in the antitrust litigation, Retractable Technologies, Inc. v. Becton Dickinson & Co. et al Cause No. 5:01-CV-036, in exchange for a percentage of any recovery obtained by Retractable in the lawsuit, net of court costs, litigation expenses and attorney’s fees.

These agreements leave BD the dominant U.S. maker of syringes and other needle products, as the sole remaining defendant in the case, which is currently scheduled for trial on February 3, 2004, in federal court in Texarkana, Texas. Among other allegations, Retractable asserts in the lawsuit that BD has acquired and maintained monopoly power among hospitals and healthcare providers to eliminate or lessen competition.

Item	6. Exhibits and Reports on Form 8-K.

(a)	EXHIBITS

Exhibit No.	Description of Document

10.1	RTI’S 1999 Stock Option Plan *

10.2	First Amendment to 1999 Stock Option Plan **

99	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350***

*	Incorporated herein by reference to RTI’s Registration Statement on Form 10-SB filed on June 23, 2000.

**	Incorporated herein by reference to RTI’s Form 10-KSB filed on March 31, 2003.

***	Attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 15, 2003	RETRACTABLE TECHNOLOGIES, INC. (Registrant)

	BY:	/s/ Douglas W. Cowan
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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Douglas W. Cowan
DOUGLAS W. COWAN CHIEF FINANCIAL OFFICER