Form 10QSB
period 2003-06-30
RETRACTABLE TECHNOLOGIES INC
filed 2003-08-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,435,314 shares of Common Stock, no par value, issued and outstanding on August 7, 2003.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$9,302,591	$1,342,117
Accounts receivable, net	2,670,818	2,666,866
Inventories, net	4,142,827	2,779,554
Other current assets	246,843	276,524

Total current assets	16,363,079	7,065,061

Property, plant, and equipment, net	10,071,659	10,515,480
Intangible assets, net	421,345	405,641
Other assets	40,710	72,671

Total assets	$26,896,793	$18,058,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$3,132,463	$4,229,396
Current portion of long-term debt	180,997	840,899
Accrued compensation	379,382	328,717
Marketing fees payable	1,735,133	1,874,571
Accrued royalties	276,529	602,777
Other accrued liabilities	121,546	145,116

Total current liabilities	5,826,050	8,021,476

Long-term debt, net of current maturities	3,019,640	2,600,298

Stockholders’ equity
Preferred stock $1 par value
Series A	–	1,056,000
Series I, Class B	249,400	259,400
Series II, Class B	418,500	431,000
Series III, Class B	147,745	150,745
Series IV, Class B	1,066,000	1,066,000
Series V, Class B	2,416,221	2,416,221
Common Stock, no par value	–	–
Additional paid-in capital	50,149,128	49,411,177
Accumulated deficit	(36,395,891)	(47,353,464)

Total stockholders’ equity	18,051,103	7,437,079

Total liabilities and stockholders’ equity	$26,896,793	$18,058,853

See accompanying notes to the condensed financial statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended June 30, 2003	Three Months ended June 30, 2002	Six Months ended June 30, 2003	Six Months ended June 30, 2002
Sales, net	$4,437,600	$4,867,634	$8,915,308	$8,983,997
Cost of sales	3,538,758	3,856,649	6,351,193	6,530,118
Product recall and recovery	–	481,637	–	481,637

Gross profit	898,842	529,348	2,564,115	1,972,242

Operating expenses:
Sales and marketing	1,140,856	987,330	2,153,389	1,933,093
Research and development	157,436	71,071	260,230	164,572
General and administrative	1,789,654	885,948	2,920,392	1,999,227
Debt conversion expense	–	2,319,073	–	2,319,073

Total operating expenses	3,087,946	4,263,422	5,334,011	6,415,965

Loss from operations	(2,189,104)	(3,734,074)	(2,769,896)	(4,443,723)
Interest income	12,449	1,888	14,952	4,777
Interest expense	(88,042)	(139,219)	(166,994)	(301,760)
Litigation settlement, net	13,879,511	–	13,879,511	–

Net income (loss)	11,614,814	(3,871,405)	10,957,573	(4,740,706)
Preferred stock dividend requirements	(660,246)	(498,434)	(1,326,769)	(977,163)

Net income (loss) applicable to common shareholders	$10,954,568	$(4,369,839)	$9,630,804	$(5,717,869)

Net income (loss) per share – basic	$0.53	$(0.22)	$0.47	$(0.28)

Net income (loss) per share – fully diluted	$0.43	$(0.22)	$0.41	$(0.28)

Weighted average common shares outstanding	20,516,683	20,303,433	20,419,892	20,286,350

See accompanying notes to the condensed financial statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months ended June 30, 2003	Six Months ended June 30, 2002
Cash flows from operating activities
Net income (loss)	$10,957,573	$(4,740,706)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	658,546	726,797
Capitalized interest	(13,689)	(12,732)
Stock option compensation	115,538	–
Provision for doubtful accounts	45,107	–
Accreted interest	50,560	–
Waiver of vacation pay	–	(100,936)
Debt conversion expense	–	2,319,073
Changes in assets and liabilities
(Increase) decrease in inventories	(1,363,272)	(8,183)
(Increase) decrease in accounts receivable	(49,059)	(1,581,737)
(Increase) decrease in other current assets	43,696	(52,882)
Increase (decrease) in accounts payable	(1,096,933)	1,685,198
Increase (decrease) in marketing fees payable	(139,438)	(187,352)
Increase (decrease) in other accrued liabilities	(299,151)	389,111

Net cash provided (used) by operating activities	8,909,478	(1,564,349)

Cash flows from investing activities
Purchase of property, plant, and equipment	(157,818)	(57,052)
Acquisition of patents, trademarks, licenses and intangibles	(24,713)	(2,372)

Net cash used by investing activities	(182,531)	(59,424)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(307,385)	(301,899)
Proceeds from the sale of preferred stock	–	1,554,600
Payment of dividends on Series A Convertible Preferred Stock	(459,088)	–
Offering expense for Series V stock	–	(28,938)

Net cash provided (used) by financing activities	(766,473)	1,223,763

Net increase (decrease) in cash	7,960,474	(400,010)
Cash and cash equivalents at:
Beginning of period	1,342,117	1,220,244

End of period	$9,302,591	$820,234

Supplemental schedule of cash flow information:
Interest paid	$181,313	$293,518
Supplemental schedule of noncash financing activities:
Debt assumed to acquire assets	$16,294	–
Forgiveness of royalties by an officer	$–	$1,500,000
Conversion of accounts payable into preferred stock	$–	$1,500,000
Conversion of long-term debt into preferred stock	$–	$3,679,284

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

Recent developments

During the second quarter of 2003, the Company called for redemption of the remaining 1,021,000 shares of Series A Convertible Preferred Stock (“Series A Stock”) as provided in the certificate of designation. The certificate of designation also provides that the shareholder had the option to convert each share of Series A Stock into one share of the Company’s Common Stock. All of the Series A Stock was converted into Common Stock of the Company. The Company also paid all accumulated dividends on the Series A Stock, which amounted to approximately $460,000. On an annual basis, this transaction reduced the Company’s preferred dividend requirement by $122,520.

In the second quarter the Company reached settlement agreements with Premier Inc.; Premier Purchasing Partners, L.P.; VHA, Inc.; Novation, L.L.C.; Tyco International (US) Inc. and Tyco Healthcare Group L.P. in its federal antitrust lawsuit, Retractable Technologies, Inc. v. Becton Dickinson & Co. et al. As part of the settlements, the litigation against Premier, VHA, Novation, and Tyco has been dismissed.

Although specific terms are confidential, the agreements include cash payments and other financial consideration as well as provisions that are intended to facilitate the sale of Retractable’s VanishPoint® products to Premier and Novation member facilities. The financial terms were made on terms that Retractable considers favorable. The initial payment amount received by the Company is net of court costs, legal expenses, attorneys’ fees and reserve funds set aside for future legal expenses. The Company received $14,608,120 as the initial payment under the financial terms of these settlement agreements.

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

These agreements leave Becton Dickinson & Co. (“B-D”), the dominant U.S. maker of syringes and other needle products, as the sole remaining defendant in the case, which is currently scheduled for trial on February 3, 2004, in federal court in Texarkana, Texas. Among other allegations, Retractable asserts in the lawsuit that B-D has acquired and maintained monopoly power among hospitals and healthcare providers to eliminate or lessen competition.

On July 15, 2003, Katie Petroleum converted the remaining balance of $250,003 of its note secured by land and building into 35,714 shares of Common Stock of the Company.

The Company has agreed to a loan proposal from 1st International Bank for $2,500,000. The proceeds from the loan will be used to pay off the remaining $475,000 of the revolving credit agreement and fund a new warehouse and related infrastructure. Payments on the new note will be interest only during construction. Upon completion, payments will be based on a twenty-year amortization with a five-year maturity. The exact terms will be based on the amount of funds kept on deposit with the bank. Accordingly, interest will vary from the Wall Street Journal Prime Rate (“WSJPR”) to the WSJPR plus 1 percent, with floors that may range from 4.25 percent to 6.50 percent. Compensating balances at 1st International affecting the interest rate will range from $0 to $500,000.

2.	LIQUIDITY

The Company has been successful in raising funds through private equity financing totaling approximately $52.6 million, including approximately $5.2 million in conversion of debt and accounts payable, over the last seven and one-half years. However, the Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the years ended December 31, 2002, 2001, and 2000, the Company incurred a loss from operations of approximately $6.4 million, $6.7 million, and $10.4 million, respectively. For the six months ended June 30, 2003, the Company incurred a loss from operations of approximately $2,189,104. For the years ended December 31, 2002, 2001, and 2000, the Company had negative cash flows from operating activities of approximately $1.5 million, $3.7 million, and $8.6 million, respectively. For the six months ended June 30, 2003, the Company had cash flows from operating activities of $8,909,478. As of June 30, 2003, and December 31, 2002, and 2001, the Company had accumulated deficits of approximately $36.4 million, $47.4 million, and $40.5 million, respectively.

For the six months ended June 30, 2003, the Company had one distributor which accounted for more than 10 percent of our sales. Management expects to reach a break-even operating point when the Company has more access to the market. Management believes that the settlement agreements discussed in Note 1 will provide sufficient funds for our current needs and facilitate the sale of the Company’s products.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

Property, plant, and equipment

Property, plant, and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity and interest cost associated with significant capital additions. For the six months ended June 30, 2003, and 2002, the Company capitalized interest of $13,689 and $12,732, respectively. Gains or losses from property disposals are included in income.

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

Concentrations of credit risk

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash balances, which may exceed the federally insured limits, are maintained in financial institutions; however, management believes the institutions are of high credit quality. The majority of accounts receivable are due from companies which are well-established entities. As a consequence, management considers any exposure from concentrations of credit risks to be limited. The Company has a high concentration of sales with one significant customer. Net sales to this customer were $4,605,750 and $4,617,900 for the six months ended June 30, 2003, and 2002, respectively. For the six months ended June 30, 2003, and June 30, 2002, net sales to this customer accounted for 51.7 percent and 51.4 percent of net sales, respectively.

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

Earnings per share

The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings per share are computed by dividing net earnings for the period (adjusted for any cumulative preferred dividends for the period) by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding was 20,419,892 and 20,286,350 for the six months ended June 30, 2003, and 2002, respectively. The Company’s potentially dilutive Common Stock equivalents, including warrants, options, and convertible debt, are all dilutive for the current year periods and antidilutive for the prior year periods as the Company was in a loss position. Accordingly, basic loss per share is equal to diluted loss per share and is presented on the same line for income statement presentation. Cumulative preferred dividends of $660,246 and $498,434 have been added to net earnings (losses) for the quarters ended June 30, 2003 and 2002, respectively, to arrive at net earnings (loss) per share. Cumulative preferred dividends of $1,326,769 and $977,163 have been added to net earnings (losses) for the six months ended June 30, 2003, and 2002, respectively.

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

	Six Months Ended June 30, 2003
	2003	2002
Net income (loss), as reported	$10,957,573	$(4,740,706)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	115,538	0
Deduct: Total stock-based employee compensation expense determined fair value based method for all awards, net of related tax effects	(188,193)	(77,645)

Pro forma net income	$10,884,918	$(4,818,351)

Earnings (loss) per share (basic)-as reported	$0.47	$(0.28)

Earnings (loss) per share (fully diluted)-as reported	$0.41	$(0.28)

Earnings (loss) per share (basic)-pro forma	$0.47	$(0.28)

Earnings (loss) per share (fully diluted)-pro forma	$0.40	$(0.28)

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

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. Variances have been rounded for ease of reading. All period references are to the periods ended June 30, 2003, or June 30, 2002.

Comparison of Three Months Ended

June 30, 2003, and June 30, 2002

Net sales were $4,437,600 and $4,867,634 for the three months ended June 30, 2003 and 2002, respectively. The decrease of $430,034 was due to a decrease in sales of 3cc, 5cc, and 10cc syringes and blood collection tube holders mitigated by an increase in sales of 1cc syringes. Sales to Abbott as a percentage of units sold decreased from 45.9 percent to 42.7 percent of total units sold. Unit sales to other distributors increased from 54.1 percent to 57.3 percent of units sold. Sales revenues from Abbott decreased about 15.4 percent whereas sales revenues to other distributors decreased 2.1 percent. No other distributor accounted for more than 10 percent of units sold.

Cost of sales decreased from $3,856,649 in 2002 to $3,538,758 in 2003, a decrease of $317,891 or 8.2 percent. The decrease is due to reduced costs of manufacturing due to lower volumes and more efficient production. Bonuses were paid to the production and manufacturing employees in the amount of $258,000.

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

Gross profit increased from $529,348 in 2002 to $898,842 in 2003, an increase of $369,494. Gross profit as a percentage of net sales was 10.9 percent and 20.3 percent for the three months ended June 30, 2002, and 2003, respectively.

Sales and marketing expense increased from $987,330 in 2002 to $1,140,856 in 2003, an increase of $153,526 or 15.5 percent. The increase is principally due to bonuses of approximately $100,000 and increased travel and entertainment.

Research and development costs increased from $71,071 in 2002 to $157,436 in 2003, an increase of $86,365. The increase is principally due to increased labor costs of $20,000 and bonuses of $25,000. Research and experimental parts increased $35,000.

General and administrative costs increased from $885,948 in 2002 to $1,789,654 in 2003, an increase of $903,706. Increases in wages were $100,000, bonuses were $240,000, legal expenses increased $225,000 due principally to the NMT litigation, travel and entertainment increased $95,000, and stock option expense for 2003 was $115,000.

Debt conversion expense incurred in 2002 consists of $1,821,246 for Series V Stock issued in excess of the original conversion term of the real estate note and working capital loan, $440,000 for stock options issued in connection with the conversion, and $57,827 of unamortized debt expenses.

Net interest expense declined from $137,331 to $75,593 due principally to the conversion of the Katie Petroleum note into Series V stock of the Company and higher invested cash balances.

Preferred stock dividend requirements were $660,246 for 2003 compared to $498,434 in 2002, an increase of $161,812. The increase is due to an increase in the outstanding preferred stock as a result of sales of Series V Stock. Future dividend requirements will be reduced by approximately 30,000 for each quarter due to the conversion of the outstanding Series A stock.

Basic earnings (loss) per share was $(0.22) per share in 2002 and $0.53 in 2003 due principally to the settlements reached in litigation offset by the loss from operations. Fully diluted earnings per share were $0.43 in 2003 assuming the conversion of debt securities, conversion of preferred stock, and exercise of dilutive stock options.

Comparison of Six Months Ended

June 30, 2003, and June 30, 2002

Net sales were $8,915,308 and $8,983,997 for the six months ended June 30, 2003 and 2002, respectively. The decrease of $68,689 was due to a decrease in sales of 3cc, 5cc, and 10cc syringes and blood collection tube holders offset by an increase in sales of 1cc syringes. Sales to Abbott as a percentage of units sold decreased from 48.4 percent to 47.2 percent of total units sold. Unit sales to other distributors increased from 51.6 percent to 52.8 percent of units sold. Sales revenues from Abbott decreased about .03 percent whereas sales revenues to other distributors decreased 1.3 percent. No other distributor accounted for more than 10 percent of units sold.

Cost of sales decreased from $6,530,118 in 2002 to $6,351,193 in 2003, a decrease of $178,925 or 2.7 percent. The decrease is due to reduced costs of manufacturing due to lower volumes and more efficient production. Bonuses were paid to the production and manufacturing employees in the amount of $258,000.

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

Gross profit increased from $1,972,242 in 2002 to $2,564,115 in 2003, an increase of $591,873. Gross profit as a percentage of net sales was 22.0 percent and 28.8 percent for the six months ended June 30, 2002, and 2003, respectively.

Sales and marketing expense increased from $1,933,093 in 2002 to $2,153,389 in 2003, an increase of $220,296 or 11.4 percent. The increase is principally due to bonus expense of $100,000, an increase of travel and entertainment expense of $78,412, and an increase in fees to distributors’ marketing fees of $45,000.

Research and development costs increased from $164,572 in 2002 to $260,230 in 2003, an increase of $95,658. The increase is principally due to an increase in payroll of $30,000, bonuses of $25,000, and increased costs of research and experimental parts.

General and administrative costs increased from $1,999,227 in 2002 to $2,920,392 in 2003, an increase of $921,165. Increases in wages were $125,000, bonuses increased $235,000, legal expenses increased $225,000 due principally to the NMT litigation, travel and entertainment increased $95,000, and stock option expense for 2003 was $115,000.

Debt conversion expense incurred in 2002 consists of $1,821,246 for Series V Stock issued in excess of the original conversion term of the real estate note and working capital loan, $440,000 for stock options issued in connection with the conversion, and $57,827 of unamortized debt expenses.

Net interest expense declined from $296,983 to $152,042 due principally to the conversion of the Katie Petroleum note into Series V stock of the Company and higher invested cash balances.

Preferred stock dividend requirements were $1,326,769 for 2003 compared to $977,163 in 2002, an increase of $349,606. The increase is due to an increase in the outstanding preferred stock as a result of sales of Series V Stock. Future dividend requirements will be reduced by approximately $60,000 for each six months due to the conversion of the outstanding Series A stock.

Basic earnings (loss) per share was $(0.28) per share in 2002 and $0.47 in 2003 due principally to the settlements reached in litigation offset by the loss from operations. Fully diluted earnings per share were $0.41 in 2003 assuming the conversion of debt securities, conversion of preferred stock, and exercise of dilutive stock options.

Cash flow increased from a negative $400,010 for the six months ended June 30, 2002, to a positive $7,960,474 for the six months ended June 30, 2003, an increase of $8,360,484. The increase in cash flow was due to the settlements reached in litigation, offset by losses from operation, an increase in inventories, a decrease in payables, payment of dividends in 2003, and sales of Series V Stock in 2002.

Cash used in investing activities increased $123,107 due to increased capital expenditures and acquisition of trademarks.

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

Stock-Based Compensation

Prior to 2002, the Company accounted for stock-based compensation under the recognition and measurement provisions (intrinsic value method) of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all director, officer, and employee awards granted, modified, or settled after December 31, 2001. The prospective method is one of the alternative transition methods provided in FAS 148. Awards under the Company’s plans vest over periods up to three years. Therefore, the cost related to stock-based compensation included in the determination of net income after December 31, 2001 is less than would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. SFAS No. 123 indicates that the fair value method is the preferable method of accounting.

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

We obtained $1,200,000, $710,000, and $2,000,000 in 1996, 1997, and 2000, respectively, from bank loans. Additionally, we received a Small Business Administration loan of $1,000,000 in 1996 to pay for portions of automated assembly equipment, multi-cavity molds, and other equipment. Furthermore, we borrowed $5,000,000 in 2000 under our Credit Agreement with Abbott. In October 2002 we repaid the Abbott note with proceeds from a new note from Katie Petroleum, Inc. for $3,000,000 and a portion of the proceeds from the Series V Class B offering.

Internal Sources of Liquidity

We believe we can achieve our break-even quarter utilizing our existing equipment. To achieve our break-even quarter we would need minimal access to hospital markets which has been difficult to obtain due to the monopolistic marketplace which is the subject of our lawsuit discussed in greater detail in our Form 10-KSB for 2002 and Form 10-QSB for the first quarter of 2003.

Management believes that the settlement agreements discussed in Note 1 to the condensed financial statements will provide sufficient funds and facilitate the sale of the Company’s products.

Unit sales increased 3.9 percent from 2002 to 2003. Abbott purchases comprised 48.4 percent and 47.2 percent of our unit sales in 2002 and 2003, respectively. Unit sales to Abbott increased 1.4 percent for the six month period from 2002 to 2003. Abbott distributes and markets our products into the acute care market.

Unit sales to customers other than Abbott were 51.6 percent and 52.8 percent of sales in 2002 and 2003, respectively. Unit sales to others increased 6.3 percent from 2002 to 2003. Sales to others consist primarily of sales into the alternate care market.

External Sources of Liquidity

We have obtained several loans over the past six years, which have, together with proceeds from sales of equities, enabled us to pursue development and production of our products.

The Company has agreed to a loan proposal from 1st International Bank for $2,500,000. The proceeds from the loan will be used to pay off the remaining $475,000 of the revolving credit agreement and fund a new warehouse and related infrastructure. Payments on the new note will be interest only during construction. Upon completion, payments will be based on a twenty-year amortization with a five-year maturity. The exact terms will be based on the amount of funds kept on deposit with the bank. Accordingly, interest will vary from the Wall Street Journal Prime Rate (“WSJPR”) to the WSJPR plus one percent, with floors that may range from 4.25 percent to 6.50 percent. Compensating balances at 1st International affecting the interest rate will range from $0 to $500,000.

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

Contractual Obligations and Commercial Commitments

The following chart summarizes all of our material obligations and commitments to make future payments under contracts such as debt and lease agreements as of June 30, 2003:

	Payments Due by Period
Contractual Obligations	Total	2003	2004-2006	2007-2008	After 2008
Long-Term Debt	$3,078,580	$65,423	$1,382,374	$512,458	$1,118,325

Capital Lease Obligations	122,057	59,916	62,141	0	0

Total Contractual Cash Obligations	$3,200,637	$125,339	$1,444,515	$512,458	$1,118,325

Material Commitments for Expenditures

The Board of Directors has authorized the expenditure of $2 million for the immediate construction of a warehouse. The Company has agreed to a loan proposal from 1st International Bank for $2,500,000 which shall be the source for construction funds. Additional capital expenditures may include additional assembly lines, manufacturing space, warehousing, and related infrastructure. The expansion could include those products that have been developed but not yet marketed, as well as expanding manufacturing capacity for existing products. The amount of capital required would be dependent on our analysis of the extent of the potential market penetration if we are able to compete in a free market environment.

We had $ 198,825 in capital expenditures for the six months ended June 30, 2003.

Item 3.     Controls and Procedures.

As of June 30, 2003, the Company carried out an evaluation, with the participation of the Company’s principal executive, Thomas J. Shaw, and principal financial officer, Douglas W. Cowan, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, the principal executive and principal financial officer determined that these procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the second quarter of 2003 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings.

On January 29, 2001, we filed a lawsuit in the United States District Court for the Eastern District of Texas, Texarkana Division styled Retractable Technologies, Inc. v. Becton Dickinson & Co., Tyco International (U.S.), Inc., Tyco Healthcare Group, L.P., Novation, L.L.C., VHA, Inc., Premier, Inc. and Premier Purchasing Partners, L.P., Cause No. 501CV036. An update regarding material developments relating to a rescheduling of the trial date and a partial settlement of our claims was filed in our Form 10-QSB filed on May 15, 2003.

On February 1, 2002, the Company filed a patent infringement lawsuit alleging willful and intentional infringement of two patents directed to syringes having retractable needles in the United States District Court for the Eastern District of Texas, Sherman Division, styled Retractable Technologies, Inc. v. New Medical Technology, Inc.; New Medical Technology, Ltd.; and NMT Group PLC, Cause No. 4:02-CV-34. Thomas J. Shaw was subsequently added as a plaintiff in the suit. Additional information regarding this suit was previously reported in our Form 10-QSB filed on May 15, 2003.

We are not a party to any other material legal proceeding.

Item 2.     Changes in Securities.

The following discussion outlines all securities sold by us for cash or services rendered during the second quarter of 2003. All of the shares sold or granted were issued pursuant to the authority granted by the private offering exemption outlined in Section 4(2) and/or Rule 506 of Regulation D under the Securities Act to a limited number of persons and without a view toward distribution.

Effective as of July 15, 2003, Katie Petroleum, Inc. converted $250,002.77 of debt into Common Stock of the Company at a rate of one share per $7 of indebtedness. As a result, the Company issued 35,714 shares of Common Stock to Katie Petroleum, Inc. as well as paid a remaining principal amount of $4.77 and interest of $970.90.

Effective as of June 23, 2003, the Company issued Incentive Stock Options for the purchase of 349,560 shares of Common Stock and Non-Qualified Stock Options (“NQSOs”) for the purchase of 547,740 shares of

Common Stock under the 1999 Stock Option Plan. The terms of the 1999 Stock Option Plan are set forth in the Plan as amended which has been filed as Exhibit No. 3.12 to the Company’s Form 10-SB filed on June 23, 2000, and as Exhibit No. 10.13 to the Company’s Form 10-KSB filed on March 31, 2003.

Item 3.     Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

For the three months ended June 30, 2003, $31,901 in dividends is in arrears. The total arrearage is $2,499,494.

Series II Class B Convertible Preferred Stock

For the three months ended June 30, 2003, $107,283 in dividends is in arrears. The total arrearage is $4,277,536.

Series III Class B Convertible Preferred Stock

For the three months ended June 30, 2003, $37,520 in dividends is in arrears. The total arrearage is $2,366,778.

Series IV Class B Convertible Preferred Stock

For the three months ended June 30, 2003, $266,500 in dividends is in arrears. The total arrearage is $3,399,498.

Series V Class B Convertible Preferred Stock

For the three months ended June 30, 2003, $192,768 is in arrears. The total arrearage is $740,687.

Item 5.     Other Information

The Company has agreed to a loan proposal from 1st International Bank for $2,500,000. The proceeds from the loan will be used to pay off the remaining $475,000 of the revolving credit agreement and fund a new warehouse and related infrastructure. Payments on the new note will be interest only during construction. Upon completion, payments will be based on a twenty-year amortization with a five-year maturity. The exact terms will be based on the amount of funds kept on deposit with the bank. Accordingly, interest will vary from the Wall Street Journal Prime Rate (“WSJPR”) to the WSJPR plus 1 percent, with floors that may range from 4.25 percent to 6.50 percent. Compensating balances at 1st International affecting the interest rate will range from $0 to $500,000.

On July 15, 2003, Katie Petroleum converted the remaining balance of $250,003 of its note secured by land and building into 35,714 shares of Common Stock of the Company.

From June 30 to July 9, 2003, an FDA Inspector conducted a baseline (comprehensive) inspection at the Company. The inspection included a review of our complaint handling system, MDR system, and CAPA system. The Inspector did not have any findings and a Form FDA 483 (list of findings) was not issued.

Item 6.     Exhibits and Reports on Form 8-K.

(a)	EXHIBITS

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

(b)	REPORTS ON FORM 8-K

On April 2, 2003, we filed a Form 8-K with an Item 5 disclosure regarding a press release filed on that same date of earnings information for the year ending December 31, 2002. The Form 8-K included Balance Sheets for the last two years and Statements of Operations for the last three years.

On May 12, 2003, we filed a Form 8-K with an Item 5 disclosure regarding a press release issued on May 7, 2003, announcing settlements with defendants Novation, L.L.C., VHA, Inc., Premier Inc., Premier Purchasing Partners, L.P., Tyco International (US) Inc., and Tyco Healthcare Group L.P., in our antitrust suit.

On May 20, 2003, we filed a Form 8-K with an Item 5 disclosure regarding a press release issued on May 19, 2003. The press release disclosed our earnings for the three months ended March 31, 2003, and contained a Balance Sheet and Condensed Statement of Operations.

On June 26, 2003, we filed a Form 8-K with an Item 5 disclosure regarding a press release issued on June 26, 2003. The release announced an agreement with a wholly owned subsidiary of B. Braun Melsunger AG. regarding distribution of needle devices in Africa.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 14, 2003	RETRACTABLE TECHNOLOGIES, INC. (Registrant)

	By:	/s/ DOUGLAS W. COWAN
DOUGLAS W. COWAN CHIEF FINANCIAL OFFICER