Form 10QSB
period 2004-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2004-05-17
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 22,219,358 shares of Common Stock, no par value, issued and outstanding on May 7, 2004.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,913,497	$8,155,621
Restricted cash	182,450	—
Accounts receivable, net	820,844	1,170,231
Inventories, net	4,557,518	3,976,584
Other current assets	310,398	194,310

Total current assets	11,784,707	13,496,746
Property, plant, and equipment, net	9,617,856	9,678,826
Intangible assets, net	383,333	394,369
Other assets	57,893	60,565

Total assets	$21,843,789	$23,630,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,234,205	$2,335,389
Current portion of long-term debt	239,775	210,681
Accrued compensation	363,753	231,959
Marketing fees payable	1,419,760	1,419,760
Accrued royalties	368,203	1,156,633
Other accrued liabilities	117,624	152,800
Income taxes payable	185,086	265,473

Total current liabilities	5,928,406	5,772,695

Long-term debt, net of current maturities	2,692,991	2,723,001

Stockholders’ equity
Preferred Stock $1 par value
Series I, Class B	219,400	229,400
Series II, Class B	403,500	418,500
Series III, Class B	145,245	145,245
Series IV, Class B	1,056,000	1,066,000
Series V, Class B	1,732,071	1,732,071
Common Stock, no par value	—	—
Additional paid-in capital	51,678,034	51,448,561
Accumulated deficit	(42,011,858)	(39,904,967)

Total stockholders’ equity	13,222,392	15,134,810

Total liabilities and stockholders’ equity	$21,843,789	$23,630,506

See accompanying notes to the condensed financial statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended March 31, 2004	Three Months ended March 31, 2003
Sales, net	$4,338,446	$4,477,708
Cost of sales	3,208,705	2,812,436

Gross profit	1,129,741	1,665,272

Operating expenses:
Sales and marketing	739,242	1,012,533
Research and development	123,087	102,794
General and administrative	2,312,343	1,130,738

Total operating expenses	3,174,672	2,246,065

Loss from operations	(2,044,931)	(580,793)
Interest income	9,099	2,504
Interest expense, net	(71,059)	(78,951)

Net loss	(2,106,891)	(657,240)
Preferred stock dividend requirements	(569,643)	(666,523)

Net loss applicable to common shareholders	$(2,676,534)	$(1,323,763)

Net loss per share (basic and diluted)	$(0.12)	$(0.07)

Weighted average common shares outstanding	22,167,797	20,323,100

See accompanying notes to the condensed financial statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months ended March 31, 2004	Three Months ended March 31, 2003
Cash flows from operating activities
Net loss	$(2,106,891)	$(657,240)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	324,120	329,010
Capitalized interest	(3,006)	(6,770)
Stock option compensation	171,393	—
Provision for doubtful accounts	—	3,013
Accreted interest	25,280	25,280
(Increase) decrease in restricted cash	(182,450)	—
(Increase) decrease in inventories	(580,934)	(965,058)
(Increase) decrease in accounts and note receivable	349,387	153,784
(Increase) decrease in other current assets	(113,416)	38,060
Increase (decrease) in accounts payable	922,972	555,605
Increase (decrease) in marketing fees payable	—	(130,868)
Increase (decrease) in other accrued liabilities	(691,813)	74,180
Increase (decrease) in income taxes payable	(80,387)	—

Net cash used by operating activities	(1,965,745)	(581,004)

Cash flows from investing activities
Purchase of property, plant, and equipment	(249,109)	(97,702)
Acquisition of patents, trademarks, licenses, and intangibles	—	(17,588)

Net cash used by investing activities	(249,109)	(115,290)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(27,270)	(138,760)

Net cash used by financing activities	(27,270)	(138,760)

Net increase (decrease) in cash	(2,242,124)	(835,054)
Cash and cash equivalents at:
Beginning of period	8,155,621	1,342,117

End of period	$5,913,497	$507,063

Supplemental schedule of cash flow information:
Interest paid	$46,292	$143,831
Income taxes paid	$80,387	$—
Supplemental schedule of non-cash financing activities:
Closing costs rolled into long-term debt	$24,154	$—
Conversion of long-term debt into common stock	$23,080	$—

See accompanying notes to the condensed financial statements.

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

Business of the Company

Retractable Technologies, Inc. (the “Company”) was incorporated in Texas on May 9, 1994, to design, develop, manufacture, and market safety syringes and other safety medical products for the healthcare profession. The Company began to develop its manufacturing operations in 1995. The Company’s manufacturing and administrative facilities are located in Little Elm, Texas. The Company’s primary products are the VanishPoint® syringe in the 1cc, 3cc, 5cc, and 10cc sizes and blood collection tube holders. The Company has conducted preliminary clinical evaluations and worked with national distributors to encourage healthcare facilities to transition from the use of standard syringes to the VanishPoint® syringe.

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All of such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements for the year ended December 31, 2003.

2.	LIQUIDITY

The Company has been successful in raising funds through private equity financing totaling approximately $52.6 million, including approximately $5.2 million in conversion of debt and accounts payable, over the last eight and one-half years. However, for the three months ended March 31, 2004, the Company had negative cash flows from operating activities of $2.0 million. Cash flows from operating activities were negative for every year since inception except for the year ended December 31, 2003, when they were a positive $8.1 million. For the three months ended March 31, 2004, the Company incurred a loss from operations of approximately $2.1 million. Additionally, the Company incurred losses from operations of approximately $5.9 million, $6.4 million, and $6.7 million for the years ended December 31, 2003, 2002, and 2001, respectively. As of March 31, 2004, the Company had accumulated deficits of approximately $42.0 million.

The Company received a loan from 1st International Bank for $2,500,000. The proceeds from the loan were used to pay off the remaining $475,000 of the revolving credit agreement with 1st International Bank and pay the closing costs of $24,154. The remaining loan amount will be drawn down to fund a new warehouse and related infrastructure. Payments on the new note will be interest only during the first twelve months. After twelve months, payments will be based on a twenty-year amortization with a five-year maturity. The exact terms will be based on the amount of funds kept on deposit with the bank. Accordingly, interest will vary from the Wall Street Journal Prime Rate (“WSJPR”) to the WSJPR plus 1.00 percent, with floors that may range from 4.25 percent to 6.50 percent. Compensating balances at 1st International affecting the interest rate will range from $0 to $500,000.

For the three months ended March 31, 2004, the Company had two distributors which accounted for more than 10 percent of its sales. Management expects to reach a break-even operating point when the Company has more access to the market. Management believes that the settlement agreements with TYCO International (U.S.), Inc., TYCO Healthcare Group, L.P., Novation, L.L.C., VHA, Inc., Premier, Inc., and Premier Purchasing Partners, L.P. (the “Settlement Agreements”) will provide sufficient funds for our current needs.

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

Restricted cash

Restricted cash represents funds fully collateralizing letters of credit the Company provides from time to time.

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

Property, plant, and equipment

Property, plant, and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity and interest cost associated with significant capital additions. For the three months ended March 31, 2004 and 2003, the Company capitalized interest of approximately $3,006 and $6,770, respectively. Gains or losses from property disposals are included in income.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current period’s presentation.

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

Concentrations of credit risk

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash balances, some of which exceed the federally insured limits, are maintained in financial institutions; however, management believes the institutions are of high credit quality. The majority of accounts receivable are due from companies which are well-established entities. As a consequence, management considers any exposure from concentrations of credit risks to be limited. The Company had a high concentration of sales with two significant customers. For the quarter ended March 31, 2004, the aforementioned customers accounted for $1,190,674 or 27.4 percent, of net sales. Two other customers’ accounts receivable balances aggregated $364,646 or 44.4 percent of net accounts receivable at March 31, 2004. Abbott Laboratories (“Abbott”) accounted for 56.1 percent of net sales for the three months ended March 31, 2003.

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

Litigation proceeds

In connection with a Peer Review request of the Company’s independent accountant, the Company is currently evaluating the disclosures with regard to the litigation settlements with Premier Inc.; Premier Purchasing Partners, L.P.; VHA, Inc.; Novation, L.L.C.; Tyco International (US) Inc., and Tyco Healthcare Group L.P. in the Company’s federal antitrust lawsuit, Retractable Technologies, Inc. v. Becton Dickinson & Co. et al. Any additional disclosures would set forth more detail regarding the terms of the settlements; however, such disclosures would not affect the Company’s previously reported financial position or results of operations.

Marketing fees

The Company paid Abbott marketing fees for services they provided. The contracted services were to include participation in promotional activities, development of educational and promotional materials, representation at trade shows, clinical demonstrations, inservicing and training, and tracking reports detailing the placement of the Company’s products to end-users. Marketing fees were accrued at the time of the sale of product to Abbott. These fees were paid after Abbott provided the Company a tracking report of product sales to end-users. These costs were included in Sales and marketing expense in the Condensed Statements of Operations. No marketing fees have been accrued since October 15, 2003, the date the National Marketing and Distribution Agreement with Abbott was terminated.

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

Earnings per share

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings per share are computed by dividing net earnings for the period (adjusted for any cumulative preferred dividends for the period) by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive Common Stock equivalents, including preferred stock, options, and convertible debt, are all antidilutive for the three months ended March 31, 2004 and 2003, as the Company was in a loss position. Accordingly, basic loss per share is equal to diluted loss per share.

Research and development costs

Research and development costs are expensed as incurred.

Stock-based compensation

The Company has three stock-based director, officer, and employee compensation plans. Prior to 2002, the Company accounted for those plans under the recognition and measurement provisions (intrinsic value method) of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all director, officer, and employee awards granted, modified, or settled after December 31, 2001. The prospective method is one of three alternative methods of transition under SFAS No. 148, Accounting for Stock–Based Compensation and Disclosure on Amendment of FASB Statement No. 123. Awards under the Company’s plans vest over periods up to three years. Therefore, the cost related to stock-based compensation included in the determination of net income for 2003 is less than what would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. SFAS No. 123 indicates that the fair value method is the preferable method of accounting. The following table indicates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,
	2004	2003
Net income (loss), as reported	$(2,106,891)	$(657,240)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	171,393	—
Deduct: Total stock-based employee compensation expense determined by fair value based method for all awards, net of related tax effects	(171,393)	(38,317)

Pro forma net income	$(2,106,891)	$(695,557)

Earnings (loss) per share (basic)-as reported	$(0.12)	$(0.07)

Earnings (loss) per share (diluted)-as reported	$(0.12)	$(0.07)

Earnings (loss) per share (basic)-pro forma	$(0.12)	$(0.07)

Earnings (loss) per share (diluted)-pro forma	$(0.12)	$(0.07)

4.	SUBSEQUENT EVENTS

On April 6, 2004, the Company received $8,051,250 in connection with the settlement agreements reached in the second quarter of 2003 with Premier Inc.; Premier Purchasing Partners, L.P.; VHA, Inc.; Novation, L.L.C.; Tyco International (US) Inc., and Tyco Healthcare Group L.P. in its federal antitrust lawsuit, Retractable Technologies, Inc. v. Becton Dickinson & Co. (“BD”) et al. This amount is net of attorneys’ fees, court costs, legal expenses, and the amount paid to Thomas J. Shaw.

Pursuant to a Covenant Not to Sue agreement, Mr. Shaw received $423,750 as a result of the second payment to the Company under the settlement agreements.

Effective as of April 27, 2004, the Company and Mr. Shaw entered into a Settlement Agreement and Release (the “NMT Settlement Agreement”) with New Medical Technology, Inc., New Medical Technology, LTD, and NMT Group PLC (collectively “NMT”). Pursuant to the NMT Settlement Agreement, NMT and all parties acting in concert with them are enjoined from importing the NMT Safety Syringe into the United States and from making, using, selling, or offering to sell the NMT Safety Syringe within the United States until the lapse or expiration of the subject patents. In addition and within three days of the entry of a Stipulation and Consent Judgment, NMT was required to cause the delivery of One Million Dollars ($1,000,000) to the Company. This amount was received on April 30, 2004.

On May 11, 2004, the Board of Directors approved issuance of stock options to employees and directors under the 1999 Stock Option Plan. Employees, except for Thomas J. Shaw, will be issued incentive stock options for 115,775 shares of Common Stock. Vesting will occur over a three-year period and the option exercise period will be ten years. The number of options or the exercise price, or a combination of both, will be adjusted if their fair value exceeds $232,000. Independent Directors will be issued nonqualified options for the purchase of Common Stock aggregating 25,000 shares. These options will vest immediately and be exercisable over a five-year period.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

OVERVIEW

We have been manufacturing and marketing our products into the market place since 1997. In May 2000 we signed a National Marketing and Distribution Agreement with Abbott Laboratories (“Abbott”). We terminated this agreement in October 2003. Our products have been and continue to be distributed nationally through numerous distributors. However, we have been blocked from access to the market by exclusive marketing practices engaged in by Becton Dickinson & Co. (“BD”) who dominates the market. As a result of the anticompetitive practices of BD, we entered into litigation. This litigation resulted in settlements in 2003 with all parties except BD. We continue to attempt to gain access to the market through our sales efforts and through our litigation against BD.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this Form 10-QSB containing the words “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the impact of dramatic increases in demand, our ability to quickly increase production capacity in the event of a dramatic increase in demand, our ability to access the market, our ability to decrease production costs through our manufacturing agreement with Double Dove, our ability to successfully resolve our litigation with BD, our ability to continue to finance research and development as well as operations and expansion of production through equity and debt financing, as well as sales, and the increased interest of larger market players, specifically BD in providing safety needle devices such as the competing retractable syringe, the Integra. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. Variances have been rounded for ease of reading. All period references are to the periods ended March 31, 2004, or March 31, 2003.

Comparison of Three Months Ended

March 31, 2004, and March 31, 2003

Net sales were $4,338,446 and $4,477,708 for the three months ended March 31, 2004 and 2003, respectively. Even though unit sales increased 6.1 percent, net sales decreased $139,262 due to the decrease of sales to Abbott, which had a higher unit sales price. The decrease in revenues was more than recouped by the decrease in Abbott marketing fees of $522,000. Unit sales of 3cc, 5cc, and 10cc syringes and blood collection tube holders increased whereas 1cc unit sales decreased slightly. Unit sales to Abbott as a percentage of units sold decreased from 51.8 percent to zero percent of total units sold. Unit sales to other distributors increased from 48.2 percent to 100 percent of units sold. Two other distributors each accounted for more than 10 percent of units sold.

Cost of sales increased from $2,812,436 in 2003 to $3,208,705 in 2004, an increase of $396,269. The increase is due to additional units sold, increased royalties of $78,000, increased stock option expense of $40,000, and samples of $31,000.

Gross profit decreased from $1,665,272 in 2003 to $1,129,741 in 2004, a decrease of $535,531 due principally to the effect of terminating the Abbott agreement. The decrease in gross profit was offset by a corresponding decrease in Sales and marketing expense. Gross profit as a percentage of net sales was 37.2 percent and 26.0 percent for the three months ended March 31, 2003 and 2004, respectively.

Sales and marketing expense decreased from $1,012,533 in 2003 to $739,242 in 2004, a decrease of $273,291. The decrease is principally due to reduced marketing fees to Abbott of $522,000 offset by increased payroll of $112,000, stock option expense of $42,000, supplies expense of $23,000, and meetings and trade shows expense of $44,000.

Research and development costs increased from $102,794 in 2003 to $123,087 in 2004, an increase of $20,293. The increase is principally due to increased payroll costs of $25,000.

General and administrative costs increased from $1,130,738 in 2003 to $2,312,343 in 2004, an increase of $1,181,605. Increases in wages were $150,000, legal expenses increased $827,000 due principally to litigation costs, and franchise and property tax increased $32,000. Accounting fees increased $25,000, travel and entertainment increased $44,000, and stock option expense increased $86,000.

Net interest expense declined from $76,447 to $61,960 due principally to the exchange of the Katie Petroleum note for Series V Class B Convertible Preferred Stock (the “Series V Stock”) of the Company. Interest income increased due to higher invested cash balances.

Preferred stock dividend requirements were $569,643 for 2004 compared to $666,523 in 2003, a decrease of $96,880. The decrease is due to a reduction in the outstanding Preferred Stock as a result of the reduction in dividend requirements due to conversions of preferred stock, principally the Series V Class B Stock, and the conversion of the Series A Stock.

Basic and diluted loss per share was $(0.07) in 2003 and $(0.12) in 2004.

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

Marketing Fees

The Company paid Abbott marketing fees for services they provided. The contracted services were to include participation in promotional activities, development of educational and promotional materials, representation at trade shows, clinical demonstrations, inservicing and training, and tracking reports detailing the placement of the Company’s products to end-users. Marketing fees were accrued at the time of the sale of product to Abbott. These fees were paid after Abbott provided the Company a tracking report of product sales to end-users. These costs were included in Sales and marketing expense in the Condensed Statements of Operations. No marketing fees have been accrued since October 15, 2003, the date the National Marketing and Distribution Agreement with Abbott was terminated.

Litigation Proceeds

In connection with a Peer Review request of the Company’s independent accountant, the Company is currently evaluating the disclosures with regard to the litigation settlements with Premier Inc.; Premier Purchasing Partners, L.P.; VHA, Inc.; Novation, L.L.C.; Tyco International (US) Inc., and Tyco Healthcare Group L.P. in the Company’s federal antitrust lawsuit, Retractable Technologies, Inc. v. Becton Dickinson & Co. et al. Any additional disclosures would set forth more detail regarding the terms of the settlements; however, such disclosures would not affect the Company’s previously reported financial position or results of operations.

Stock-Based Compensation

Prior to 2002, the Company accounted for stock-based compensation under the recognition and measurement provisions (intrinsic value method) of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all director, officer, and employee awards granted, modified, or settled after December 31, 2001. The prospective method is one of the alternative transition methods provided in FAS 148 Accounting for Stock-Based Compensation and Disclosure on Amendment of FASB Statement No. 123. Awards under the Company’s plans vest over periods up to three years. Therefore, the cost related to stock-based compensation included in the determination of net income for 2003 is less than would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. SFAS No. 123 indicates that the fair value method is the preferable method of accounting.

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

We obtained $3,910,000 in 2000 from bank loans of which $3,435,000 has been repaid and $475,000 was refinanced with the new note with 1st International as discussed below. Additionally, we received a Small Business Administration loan of $1,000,000 in 1996 to pay for portions of automated assembly equipment, multi-cavity molds, and other equipment. This loan has been repaid. Furthermore, we borrowed $5,000,000 in 2000 under our Credit Agreement with Abbott. In October 2002 we repaid the Abbott note with proceeds from a new note from Katie Petroleum for $3,000,000 and a portion of the proceeds from the Series V Class B offering.

The Company has executed a loan from 1st International for $2,500,000. See Note 2 to the Condensed Financial Statements for a discussion of the terms of the new note.

Current Liquidity

We believe we can achieve our break even quarter utilizing our existing equipment. In early 2004 we began to receive shipment of product under our agreement with Double Dove, a Chinese manufacturer. We believe as we receive greater quantities our profit margins could increase. To achieve our break even quarter we would need minimal access to hospital markets which has been difficult to obtain due to the monopolistic marketplace which is the subject of our lawsuit against BD. In the event our lawsuit is successfully resolved, it will likely have a beneficial and material impact on our liquidity and demand for our products.

Our primary source of liquidity is sales of product and, historically, sales of stock and bank loans. At the present time Management does not intend to raise additional equity capital in 2004. Due to the recent litigation settlements, we have sufficient cash reserves and intend to rely on operations as the primary ongoing source of cash.

Sales revenues decreased 3.1 percent from 2003 to 2004. Abbott purchases comprised 56.1 percent and zero percent of our net revenues for the three months ended March 31, 2003 and 2004, respectively. Unit sales increased 6.1 percent from 2003 to 2004. Unit sales to Abbott decreased from 51.8 percent in 2003 to zero percent in 2004. Abbott distributed and marketed our products into the acute care market. However, the National Marketing and Distribution Agreement with Abbott was terminated on October 15, 2003. Other distributors may now provide product to the acute care market. Unit sales to customers other than Abbott were 48.2 percent and 100.0 percent of sales in 2003 and 2004, respectively. Two other distributors accounted for 6.6 percent and 27.5 percent of sales in 2003 and 2004, respectively.

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

External Sources of Liquidity

We have obtained several loans over the past six years, which have, together with proceeds from sales of equities, enabled us to pursue development and production of our products. Currently we believe we could obtain additional funds through loans if needed. Furthermore, at March 31, 2004, we had 1,443,784 shares of Class B stock and the shareholders have authorized an additional 5,000,000 shares of a Class C stock that could, if necessary, be used to raise funds through the sale of equity.

Contractual Obligations and Commercial Commitments

The following chart summarizes all of our material obligations and commitments to make future payments under contracts such as debt and lease agreements as of March 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	2004	2005-2006	2007-2008	Thereafter
Long-Term Debt	$3,477,398	$237,765	$642,243	$709,099	$1,888,291
Capital Lease Obligations	40,814	23,686	17,128	—	—
Operating Lease Obligations	113,100	26,100	69,600	17,400	—
Total Contractual Cash Obligations	$3,631,312	$287,551	$728,971	$726,499	$1,888,291

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

We had $249,109 in capital expenditures in the first quarter of 2004. We anticipate capital expenditures of approximately $3,000,000 in 2004 primarily for the construction of a warehouse.

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

OFF BALANCE SHEET TRANSACTIONS

We have no off-balance sheet transactions with the exception of the personal guarantees of Thomas J. Shaw of our debt with Katie Petroleum.

Item 3.	Controls and Procedures.

Pursuant to paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) and on May 14, 2004, our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) and determined that, as of March 31, 2004, and based on the evaluation of these controls and procedures as required by paragraph (b) of 13a-15 or 15d-15 there were no significant deficiencies in these procedures. The CEO and CFO determined that our disclosure controls and procedures are effective.

There have been no material changes during the first quarter of 2004 in our internal controls over financial reporting or in any other factor that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Changes in Securities.

Working Capital Restrictions

The Company maintains restricted cash for use as collateral for letters of credit the Company provides from time to time to enable, among other things, the purchase of product from China. As of March 31, 2004, the Company maintained $182,450 in restricted cash for such purposes. The Board of Directors has authorized Management to borrow and incur indebtedness in the form of letters of credit in an aggregate amount, at any one time, of $3,000,000.

Item 3.	Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

For the three months ended March 31, 2004, $27,699 in dividends is in arrears. The total arrearage is $2,588,550.

Series II Class B Convertible Preferred Stock

For the three months ended March 31, 2004, $101,697 in dividends is in arrears. The total arrearage is $4,588,483.

Series III Class B Convertible Preferred Stock

For the three months ended March 31, 2004, $36,311 in dividends is in arrears. The total arrearage is $2,475,972.

Series IV Class B Convertible Preferred Stock

For the three months ended March 31, 2004, $265,370 in dividends is in arrears. The total arrearage is $4,197,868.

Series V Class B Convertible Preferred Stock

For the three months ended March 31, 2004, $138,566 in dividends is in arrears. The total arrearage is $1,236,717.

Item 5.	Other Information.

On February 1, 2002, the Company filed a patent infringement lawsuit alleging willful and intentional infringement of two patents (U.S. Patent Nos. 5,578,011 and 6,090,077) directed to syringes having retractable needles in the United States District Court for the Eastern District of Texas, Sherman Division, styled Retractable Technologies, Inc. and Thomas J. Shaw v. New Medical Technology, Inc.; New Medical Technology, LTD.; and NMT Group PLC, Cause No. 4:02-CV-34 (the “Infringement Suit”). The defendants counterclaimed, alleging noninfringement and invalidity of the patents. On February 18, 2003, the Company and Thomas J. Shaw filed an additional complaint against the same defendants, alleging infringement of a third syringe patent (U.S. Patent No. 5,385,551). (Patent Nos. 5,578,011; 6,090,077; and 5,385,551 are collectively referred to herein as the “Asserted Patents.”) The two actions were consolidated.

Effective as of April 27, 2004, the Company and Thomas J. Shaw entered into a Settlement Agreement and Release (the “Settlement Agreement”) with New Medical Technology, Inc.; New Medical Technology, LTD, and NMT Group PLC (collectively “NMT”). Pursuant to the Settlement Agreement, the parties have filed a Stipulation and Consent Judgment (the “Consent Judgment”) in full settlement of the claims raised in the Infringement Suit. The Consent Judgment asserts that NMT manufactured the NMT Safety Syringe and imported and sold it in the United States until it ceased the offer and sale of these products in 2003. The Consent Judgment includes admissions that the NMT Safety Syringe infringed the Asserted Patents which were valid and enforceable. The Consent Judgment enjoins NMT and all parties acting in concert with them from importing the NMT Safety Syringe into the United States and from making, using, selling, or offering to sell the NMT Safety Syringe within the United States until the lapse or expiration of all the Asserted Patents.

Within three days of the entry of the Consent Judgment, NMT was required to cause the delivery of One Million Dollars ($1,000,000) to the Company. This amount is an amount arrived at by compromise for purposes of settling the Infringement Suit. This payment was received by the Company on April 30, 2004. NMT has agreed to release the Company and Mr. Shaw from all claims asserted in the Infringement Suit and any other claims which existed as of April 27, 2004, but did not release any claim they may have in any action brought by the Company or Mr. Shaw in any jurisdiction outside the United States in relation to the sale of the NMT Safety Syringe made by NMT outside the United States.

In exchange, the Company and Mr. Shaw have released NMT from any causes of action which could have been brought in the Infringement Suit and any other claims which existed as of April 27, 2004, except that this release in no way applies to: 1) Becton Dickinson and Co. or any subsidiary or affiliate, 2) Abbott Laboratories or any subsidiary or affiliate, 3) any claim that the Company or Mr. Shaw may have under any patents against the syringe technology advertised by NMT as “Second Generation,” 4) any claim under any patent against any medical product of NMT other than the NMT Safety Syringe or 5) any claim that the Company or Mr. Shaw may have against NMT in any jurisdiction outside the United States for infringement of any patent issued by any country or region other than the United States.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

On January 27, 2004, we filed a Form 8-K with an Item 5 disclosure regarding a press release issued on January 26, 2004, announcing the postponement of the trial in our civil antitrust lawsuit against Becton Dickinson until July 6, 2004.

On February 26, 2004, we filed a Form 8-K with an Item 5 disclosure regarding a press release issued on February 18, 2004, praising Congressional action requiring safety syringes in a global AIDS Bill.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	May 17, 2004	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

		By:	/s/ DOUGLAS W. COWAN

DOUGLAS W. COWAN
VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER