Form 10QSB
period 2004-06-30
RETRACTABLE TECHNOLOGIES INC
filed 2004-08-16
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 22,580,679 shares of Common Stock, no par value, issued and outstanding on August 2, 2004

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,511,819	$8,155,621
Restricted cash	248,814	—
Accounts receivable, net	969,392	1,170,231
Inventories, net	5,664,119	3,976,584
Other current assets	423,850	194,310

Total current assets	18,817,994	13,496,746
Property, plant, and equipment, net	9,633,620	9,678,826
Intangible assets, net	372,297	394,369
Other assets	55,220	60,565

Total assets	$28,879,131	$23,630,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,428,618	$2,335,389
Current portion of long-term debt	238,776	210,681
Accrued compensation	493,369	231,959
Marketing fees payable	1,419,760	1,419,760
Accrued royalties	368,617	1,156,633
Other accrued liabilities	158,956	152,800
Income taxes payable	247,519	265,473

Total current liabilities	6,355,615	5,772,695

Long-term debt, net of current maturities	2,637,773	2,723,001

Stockholders’ equity
Preferred stock $1 par value
Series I, Class B	204,400	229,400
Series II, Class B	391,000	418,500
Series III, Class B	142,745	145,245
Series IV, Class B	1,056,000	1,066,000
Series V, Class B	1,692,071	1,732,071
Common Stock, no par value	—	—
Additional paid-in capital	52,039,316	51,448,561
Accumulated deficit	(35,639,789)	(39,904,967)

Total stockholders’ equity	19,885,743	15,134,810

Total liabilities and stockholders’ equity	$28,879,131	$23,630,506

See accompanying notes to condensed financial statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended June 30, 2004	Three Months ended June 30, 2003	Six Months ended June 30, 2004	Six Months ended June 30, 2003
Sales, net	$4,293,537	$4,437,600	$8,631,983	$8,915,308
Cost of sales	2,697,456	3,538,758	5,906,161	6,351,193

Gross profit	1,596,081	898,842	2,725,822	2,564,115

Operating expenses:
Sales and marketing	948,524	1,140,856	1,687,766	2,153,389
Research and development	120,960	157,436	244,047	260,230
General and administrative	3,099,690	1,789,654	5,412,033	2,920,392

Total operating expenses	4,169,174	3,087,946	7,343,846	5,334,011

Loss from operations	(2,573,093)	(2,189,104)	(4,618,024)	(2,769,896)
Interest income	22,875	12,449	31,974	14,952
Interest expense, net	(66,529)	(88,042)	(137,588)	(166,994)
Litigation settlements, net	9,051,250	13,879,511	9,051,250	13,879,511

Net income before income taxes	6,434,503	11,614,814	4,327,612	10,957,573
Provision for income taxes	(62,433)	—	(62,433)	—

Net income	6,372,070	11,614,814	4,265,179	10,957,573
Preferred stock dividend requirements	(562,574)	(660,246)	(1,132,217)	(1,326,769)

Earnings applicable to common shareholders	$5,809,496	$10,954,568	$3,132,962	$9,630,804

Earnings per share – basic	$0.26	$0.53	$0.14	$0.47

Earnings per share - diluted	$0.22	$0.43	$0.11	$0.41

Weighted average common shares outstanding	22,226,454	20,516,683	22,197,607	20,419,892

See accompanying notes to condensed financial statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months ended June 30, 2004	Six Months ended June 30, 2003
Cash flows from operating activities
Net Income	$4,265,179	$10,957,573
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation and amortization	649,551	658,546
Capitalized interest	(5,780)	(13,689)
Stock option compensation	392,786	115,538
Provision for doubtful accounts	—	45,107
Accreted interest	50,560	50,560
(Increase) in restricted cash	(248,814)	—
(Increase) in inventories	(1,687,535)	(1,363,272)
(Increase) decrease in accounts and note receivable	200,839	(49,059)
(Increase) decrease in other current assets	(224,193)	43,696
Increase (decrease) in accounts payable	1,093,229	(1,096,933)
(Decrease) in marketing fees payable	—	(139,438)
(Decrease) in other accrued liabilities	(520,448)	(299,151)
(Decrease) in income taxes payable	(17,954)	—

Net cash provided by operating activities	3,947,419	8,909,478

Cash flows from investing activities
Purchase of property, plant, and equipment	(552,341)	(157,818)
Acquisition of patents, trademarks, licenses, and intangibles	—	(24,713)

Net cash used by investing activities	(552,341)	(182,531)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(38,880)	(307,385)
Payment of dividends on Series A Convertible Preferred Stock	—	(459,088)

Net cash used by financing activities	(38,880)	(766,473)

Net increase in cash	3,356,198	7,960,474
Cash and cash equivalents at:
Beginning of period	8,155,621	1,342,117

End of period	$11,511,819	$9,302,591

Supplemental schedule of cash flow information:
Interest paid	$103,822	$181,313
Income taxes paid	$80,387	$—
Supplemental schedule of noncash investing and financing activities:
Debt assumed to acquire assets	$—	$16,294
Closing costs rolled into long-term debt	$24,154	$—
Conversion of long-term debt into common stock	$92,968	$—

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

Property, plant, and equipment

Property, plant, and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity and interest cost associated with significant capital additions. For the six months ended June 30, 2004 and 2003, the Company capitalized interest of approximately $5,780 and $13,689, respectively. Gains or losses from property disposals are included in income.

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

Litigation proceeds

Revenues from litigation settlements with Premier Inc.; Premier Purchasing Partners, L.P.; VHA, Inc.; Novation, L.L.C.; Tyco International (US) Inc. and Tyco Healthcare Group L.P. in the Company’s federal antitrust lawsuit, Retractable Technologies, Inc. v. Becton Dickinson & Co. (“BD”) et al are recognized when collected. In connection with a Peer Review request of the Company’s independent accountants the Company is currently evaluating the disclosures with regard to these litigation settlements. Any additional disclosures would set forth more detail regarding the terms of the settlements; however, such disclosures would not affect the Company’s reported financial position or results of operations.

Marketing fees

The Company paid Abbott Laboratories, Inc. (“Abbott”) marketing fees for services they provided. The contracted services were to include participation in promotional activities, development of educational and promotional materials, representation at trade shows, clinical demonstrations, inservicing and training, and tracking reports detailing the placement of the Company’s products to end-users. Marketing fees were accrued at the time of the sale of product to Abbott. These fees were paid after Abbott provided the Company a tracking report of product sales to end-users. These costs were included in Sales and marketing expense in the Condensed Statements of Operations. No marketing fees have been accrued since October 15, 2003, the date the National Marketing and Distribution Agreement with Abbott was terminated.

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

Earnings per share

The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings per share are computed by dividing net earnings for the period (adjusted for any cumulative preferred dividends for the period) by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive Common Stock equivalents, options and convertible debt, are dilutive for the three and six months ended June 30, 2004 and 2003. The Company’s Common Stock equivalents consisting of convertible preferred stock are dilutive for the three months ended June 30, 2004 and 2003 and six months ended June 30, 2003. Convertible preferred stock is antidilutive for the six months ended June 30, 2004. The following table indicates the computation of earnings per share for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net income	$6,372,070	$11,614,814	$4,265,179	$10,957,573
Preferred dividend requirements	(562,574)	(660,246)	(1,132,217)	(1,326,769)

Income available to common shareholders	5,809,496	10,954,568	3,132,962	9,630,804

Effect of dilutive securities:
Conversion of preferred stock	562,574	660,246		1,326,769
Convertible debt interest and loan fees	(523,830)	(592,885)	(487,492)	(523,469)

Income available to common shareholders after assumed conversions	$5,848,240	$11,021,929	$2,645,470	$10,434,104

Average common shares outstanding	22,226,454	20,516,683	22,197,607	20,419,892

Dilutive stock equivalents from stock options	327,295	283,752	324,357	257,452
Shares issuable upon conversion of preferred stock	3,486,216	4,193,716	—	4,193,716
Shares issuable upon conversion of convertible debt	726,749	785,714	726,749	785,714

Average common and common equivalent shares outstanding - assuming dilution	26,766,714	25,779,865	23,248,713	25,656,774

Basic earnings per share	$0.26	$0.53	$0.14	$0.47

Diluted earnings per share	$0.22	$0.43	$0.11	$0.41

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

		Three Months Ended June 30,		Six Months Ended June 30,
		2004	2003	2004	2003
Net income, as reported		$6,372,070	$11,614,814	$4,265,179	$10,957,573
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	221,393	115,538	392,786	115,538
Deduct:	Total stock-based employee compensation expense determined by fair value based method for all awards, net of related tax effects	(221,393)	(149,876)	(392,786)	(188,193)

Pro forma net income		$6,372,070	$11,580,478	$4,265,179	$10,884,918

Earnings (loss) per share (basic)-as reported		$0.26	$0.53	$0.14	$0.47

Earnings (loss) per share (diluted)-as reported		$0.22	$0.43	$0.11	$0.41

Earnings (loss) per share (basic)-pro forma		$0.26	$0.53	$0.14	$0.47

Earnings (loss) per share (diluted)-pro forma		$0.22	$0.43	$0.11	$0.40

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

3.	INCOME TAX

The provision for income taxes for the three and six month periods ended June 30, 2004 consists of state income taxes, net of the benefit of net operating losses carried forward. Federal income taxes for the three and six month periods ended June 30, 2004 and 2003 and state income taxes for the three and six month periods ended June 30, 2003 were fully offset by the benefit of net operating losses carried forward.

4.	LITIGATION PROCEEDS

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

Effective as of April 27, 2004, the Company and Thomas J. Shaw entered into a Settlement Agreement and Release (the “NMT Settlement Agreement”) with New Medical Technology, Inc.; New Medical Technology, LTD and NMT Group PLC (collectively “NMT”). Pursuant to the NMT Settlement Agreement, NMT and all parties acting in concert with them are enjoined from importing the NMT Safety Syringe into the United States and from making, using, selling or offering to sell the NMT Safety Syringe within the United States until the lapse or expiration of the subject patents. In addition, and within three days of the entry of a Stipulation and Consent Judgment, NMT paid One Million Dollars ($1,000,000.00) to the Company.

5.	SUBSEQUENT EVENTS

Effective July 2, 2004, the Company entered into a Settlement Agreement and Release with BD (the “Settlement Agreement”). Pursuant to the Settlement Agreement, BD was obligated to deliver within two (2) business days of the execution of the Settlement Agreement, One Hundred Million Dollars ($100,000,000.00) into the registry of the Court. This amount, which was received on July 7, 2004, was arrived at by compromise for the purposes of settling the lawsuit and shall not be construed as anything other than an agreed amount paid in compromise. The Company received $65.1 million of the proceeds which is net of attorney fees and expenses estimated not to exceed $31.5 million and approximately $3.4 million to be paid to Thomas J. Shaw, President and CEO, under a Covenant Not to Sue. State and federal taxes are estimated to be $11.5 million, resulting in net income of $53.4 million.

On July 20, 2004 the Board of Directors declared a dividend on the Series I and Series II Class B Convertible Preferred stock. The dividend arrearages through June 30, 2004 of approximately $7,300,000 will be paid August 27, 2004 to shareholders of record on August 17, 2004.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

OVERVIEW

We have been manufacturing and marketing our products into the marketplace since 1997. In May 2000 we signed a national marketing and distribution agreement with Abbott Laboratories. We terminated this agreement in October 2003. Our products have been and continue to be distributed nationally through numerous distributors. However, we have been blocked from access to the market by exclusive marketing practices engaged in by BD who dominates the market. As a result of the anticompetitive practices of BD we entered into litigation. This litigation resulted in settlements with all parties. We continue to attempt to gain access to the market through our sales efforts and innovative technology. We are focusing on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer our technology at a reduced price. We believe our current capitalization provides the resources necessary to implement these changes and greatly improve our manufacturing capacity and efficiency, thereby reducing our unit cost.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this Form 10-QSB containing the words “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the impact of dramatic increases in demand, our ability to quickly increase our capacity in the event of a dramatic increase in demand, our ability to access the market, our ability to decrease production costs, our ability to continue to finance research and development as well as operations and expansion of production, and the recently increased interest of larger market players, specifically BD, in providing safety needle devices. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. Variances have been rounded for ease of reading. All period references are to the periods ended June 30, 2004, or June 30, 2003.

Comparison of Three Months Ended

June 30, 2004, and June 30, 2003

Net sales were $4,293,537 and $4,437,600 for the three months ended June 30, 2004 and 2003, respectively. Even though unit sales increased 9.8 percent, net sales revenues decreased $144,063, or 3.2 percent, due to the decrease of sales to Abbott, which had a higher unit sales price. The decrease in revenues was more than recouped by the decrease in Abbott marketing fees of $473,400. Unit sales of 3cc, 5cc, and 10cc syringes and blood collection tube holders increased whereas 1cc unit sales declined. Unit sales to Abbott as a percentage of units sold decreased from 42.7 percent to zero percent of total units sold. Unit sales to other distributors increased from 57.3 percent to 100 percent of units sold. In 2004, two distributors each accounted for more than 10 percent of units sold.

Cost of sales decreased from $3,538,758 in 2003 to $2,697,456 in 2004, a decrease of $841,302. The decrease is due to improved operating efficiencies, product imported from China, and reduced maintenance and repairs of $42,000. The decreases were mitigated by increased royalty expense of $63,000, and increased stock option expense of $40,000.

Gross profit increased from $898,842 in 2003 to $1,596,081 in 2004, an increase of $697,239. Gross profit as a percentage of net sales was 20.3 percent and 37.2 percent for the three months ended June 30, 2003 and 2004, respectively.

Sales and marketing expense decreased from $1,140,856 in 2003 to $948,524 in 2004, a decrease of $192,332. The decrease is principally due to reduced marketing fees to Abbott of $473,400. Increases in expenses related to stock options of $42,000 and administrative fees of $26,000 reduced the favorable variance. Other increased expenses related to the marketing and sales efforts were travel and entertainment expense of $54,000, advertising expense of $31,000, and meetings and trade show expense of $25,000

Research and development costs decreased from $157,436 in 2003 to $120,960 in 2004, a decrease of $36,476. The decrease is principally due to decreased expense of experimental parts of $14,000 and consulting of $24,000.

General and administrative costs increased from $1,789,654 in 2003 to $3,099,690 in 2004, an increase of $1,310,036. Legal expenses increased $1,451,000 due principally to litigation costs involving the antitrust suit and the patent infringement suit. There will be no further material expense regarding these two matters. Franchise and property tax increased $132,000. Compensation expense decreased $117,000, consulting expense decreased $45,000, bad debt expense decreased $42,000, and travel and entertainment decreased $38,000,

Net interest expense declined $21,513 due to reductions in outstanding debt and higher invested cash balances.

Preferred stock dividend requirements were $562,574 for 2004 compared to $660,246 in 2003, a decrease of $97,672. The decrease is due to a reduction in the outstanding Preferred Stock, principally the Series V Class B Stock, and the conversion of the Series A Stock.

Basic earnings per share were $0.53 and $0.26, in 2003 and 2004, respectively. Diluted earnings per share were $0.43 and $0.22, in 2003 and 2004, respectively.

Comparison of Six Months Ended

June 30, 2004, and June 30, 2003

Net sales were $8,631,983 and $8,915,308 for the six months ended June 30, 2004 and 2003, respectively. Even though unit sales increased 8.0 percent, net sales revenues decreased $283,325, or 3.2 percent, due to the decrease of sales to Abbott, which had a higher unit sales price. The decrease in revenues was more than recouped by the decrease in Abbott marketing fees of $995,400. Unit sales of 3cc, 5cc, and 10cc syringes and blood collection tube holders increased whereas 1cc unit sales declined. Unit sales to Abbott as a percentage of units sold decreased from 47.2 percent to zero percent of total units sold. Unit sales to other distributors increased from 52.8 percent to 100 percent of units sold. In 2004, two distributors each accounted for more than 10 percent of units sold.

Cost of sales decreased from $6,351,193 in 2003 to $5,906,161 in 2004, a decrease of $445,032. The decrease is due to improved operating efficiencies, product imported from China, and reduced maintenance and repairs of $84,000. The decreases were mitigated by increased royalty expense of $141,000 and increased stock option expense of $80,000.

Gross profit increased from $2,564,115 in 2003 to $2,725,822 in 2004, an increase of $161,707. Gross profit as a percentage of net sales was 28.8 percent and 31.6 percent for the six months ended June 30, 2003 and 2004, respectively

Sales and marketing expense decreased from $2,153,389 in 2003 to $1,687,766 in 2004, a decrease of $465,623. The decrease is principally due to reduced marketing fees to Abbott of $995,400. Increases in expenses related to labor costs were $118,000, stock options of $84,000 and administrative fees of $39,000 which reduced the favorable variance. Other increased expenses related to the marketing and sales efforts were meetings and trade show expense of $69,000, travel and entertainment expense of $47,000, samples and promotional materials of $42,000, advertising expense of $41,000, and supplies of $39,000.

Research and development costs decreased from $260,230 in 2003 to $244,047 in 2004, a decrease of $16,183. The decrease is principally due to reductions in experimental parts expense of $27,000 and consulting costs of $24,000. Payroll costs increased $22,000.

General and administrative costs increased from $2,920,392 in 2003 to $5,412,033 in 2004, an increase of $2,491,641. Legal expenses increased $2,278,098 due principally to litigation costs involving the antitrust suit and the patent infringement suit. There will be no further material expense regarding these two matters. Franchise and property tax increased $165,000. Compensation expense decreased $34,000, stock option expense increased 107,000, consulting expense decreased $38,000, bad debt expense decreased $45,000, and accounting fees increased $37,000.

Net interest expense declined $29,406 due to reductions in outstanding debt and higher invested cash balances.

Preferred stock dividend requirements were $1,132,217 for 2004 compared to $1,326,769 in 2003, a decrease of $194,552. The decrease is due to a reduction in the outstanding Preferred Stock, principally the Series V Class B Stock, and the conversion of the Series A Stock.

Basic earnings per share were $0.47 and $0.14, in 2003 and 2004 respectively. Diluted earnings per share were $0.41 and $0.11, in 2003 and 2004 respectively.

Cash flow decreased from $7,960,474, for the six months ended June 30, 2003, to $3,356,198 for the six months ended June 30, 2004 a decrease of $4,604,276. The decrease in cash flow was due to lower settlement proceeds reached in litigation, losses from operations, an increase in inventories, increases in accounts payable, and payment of dividends in 2003.

Cash used in investing activities increased $369,810 attributable to increased capital expenditures due primarily to the cost of constructing the warehouse.

LIQUIDITY AND FUTURE CAPITAL REQUIREMENTS

Historical Sources of Liquidity

We have historically funded operations primarily from proceeds from private placements and loans. We were capitalized with approximately $52,600,000 raised from six separate private placement offerings. As of September 30, 1995, we sold 5,000,000 shares of Series A Stock at $1 per share, for an aggregate of $5,000,000. As of October 31, 1996, we sold 1,000,000 shares of Series I Class B Stock at $5 per share for an aggregate of $5,000,000. As of January 31, 1998, we sold 1,000,000 shares of Series II Class B Stock at $10 per share for an aggregate of $10,000,000. As of September 30, 1999, we sold 1,160,200 shares of Series III Class B Stock at $10 per share for an aggregate of $11,602,000. As of May 4, 2000, we sold 1,133,800 shares of Series IV Class B Stock at $10 per share for an aggregate of $11,338,000. As of December 31, 2002, we sold 2,416,221 shares of Series V Class B Stock at $4 per share. Of the $12,802,396 raised in this offering, $4,435,600 was in cash; $3,679,284 was in exchange for loans payable to Katie Petroleum, Inc. (“Katie Petroleum”), $1,550,000 was in exchange of accounts payable; $1,821,245 of debt conversion cost; and recognized beneficial conversion feature aggregating $1,316,267.

We obtained $3,910,000 in 2000 from bank loans of which $3,435,000 has been repaid and $475,000 was refinanced with a new note with 1st International Bank. Additionally, we received a Small Business Administration loan of $1,000,000 in 1996 to pay for portions of automated assembly equipment, multi-cavity molds, and other equipment. This loan has been repaid. Furthermore, we borrowed $5,000,000 in 2000 under our Credit Agreement with Abbott. In October 2002 we repaid the Abbott note with proceeds from a new note from Katie Petroleum for $3,000,000 and a portion of the proceeds from the Series V Class B offering.

Internal Sources of Liquidity

We believe we can achieve our break even quarter utilizing our existing equipment. In early 2004 we began to receive shipment of product under our agreement with Double Dove, a Chinese manufacturer. We believe as we receive greater quantities our profit margins could increase. To achieve our break even quarter we would need minimal access to hospital markets which has been difficult to obtain due to the monopolistic marketplace which was the subject of our lawsuit against BD. We will continue to attempt to gain access to the market through our sales efforts and innovative technology. We are focusing on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer our technology at a reduced price. We believe our current capitalization provides the resources necessary to implement these changes and greatly improve our manufacturing capacity and efficiency, thereby reducing our unit cost.

Our primary sources of liquidity are sales of product, proceeds from litigation settlements, and historically, sales of stock and loans. At the present time Management does not intend to raise additional equity capital in 2004. Due to the recent litigation settlements, we have sufficient cash reserves and intend to rely on operations as the primary ongoing source of cash.

Sales revenues decreased 3.2 percent from the six months ended 2003 to 2004. Abbott purchases comprised 51.7 percent and zero percent of our net revenues for the six months ended June 30, 2003 and 2004, respectively. Unit sales increased 8.0 percent from 2003 to 2004. Unit sales to Abbott decreased from 47.2 percent in 2003 to zero percent in 2004. Abbott distributed and marketed our products into the acute care market. However, the National Marketing and Distribution Agreement with Abbott was terminated on October 15, 2003. Other distributors may now provide product to the acute care market. Unit sales to customers other than Abbott were 52.8 percent and 100.0 percent of sales in 2003 and 2004, respectively.

In the event we continue to have only limited market access and cash generated from operations becomes insufficient to support operations, the Company would take cost cutting measures to reduce cash requirements. Such measures could result in reduction of units being produced, reduction of workforce, reduction of salaries of officers and other nonhourly employees, and deferral of royalty payments to Thomas J. Shaw.

External Sources of Liquidity

We have obtained several loans over the past six years, which have, together with proceeds from sales of equities, enabled us to pursue development and production of our products. Currently we believe we could obtain additional funds through loans if needed. Furthermore, the shareholders have authorized an additional 5,000,000 shares of a Class C stock that could, if necessary, be used to raise funds through the sale of equity.

Contractual Obligations and Commercial Commitments

The following chart summarizes all of our material obligations and commitments to make future payments under contracts such as debt and lease agreements as of June 30, 2004:

	Payments Due by Period
Contractual Obligations	Total	2004	2005- 2006	2007- 2008	Thereafter
Long-Term Debt	$3,406,153	$166,519	$642,243	$709,099	$1,888,291
Capital Lease Obligations	30,562	13,434	17,128	—	—
Operating Lease Obligations	104,400	17,400	69,600	17,400	—
Total Contractual Cash Obligations	$3,541,115	$197,353	$728,971	$726,499	$1,888,291

Material Commitments for Expenditures

Assuming we are able to access the market, we may obtain additional capital to fund capital expenditures and working capital needs. Management would fund these expenditures through debt and equity offerings. Capital expenditures could include additional assembly lines, manufacturing space, warehousing, and related infrastructure. The expansion could include those products that have been developed but not yet marketed, as well as expanding manufacturing capacity for existing products.

We had $552,341 in capital expenditures for the six months ended June 30, 2004. We anticipate capital expenditures of approximately $3,000,000 in 2004 primarily for the construction of a warehouse.

OFF BALANCE SHEET TRANSACTIONS

We have no off-balance sheet transactions.

Item 3. Controls and Procedures.

Pursuant to paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) and on August 13, 2004, our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) and determined that, as of June 30, 2004, and based on the evaluation of these controls and procedures as required by paragraph (b) of 13a-15 or 15d-15 there were no significant deficiencies in these procedures. The CEO and CFO determined that our disclosure controls and procedures are effective.

There have been no material changes during the second quarter of 2004 in our internal controls over financial reporting or in any other factor that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On April 29, 2004, the Company filed a Form 8-K disclosing its settlement of legal proceedings against New Medical Technology, Inc.; New Medical Technology, LTD and NMT Group PLC.

On April 21, 2004, the Company filed a Form 8-K with an Item 5 disclosure regarding the receipt of $8,475,000 in connection with the settlement agreements reached in the second quarter of 2003 with Premier Inc.; Premier Purchasing Partners, L.P.; VHA Inc.; Novation, L.L.C.; Tyco International (US) Inc.; and Tyco Healthcare Group L.P.

On July 6, 2004, the Company filed a Form 8-K disclosing its settlement of legal proceedings against BD.

We are currently not a party to any other material legal proceeding.

Item 2. Changes in Securities.

The following discussion outlines all securities sold by us for cash or services rendered during 2004. All of the shares sold or granted were issued pursuant to the authority granted by the private offering exemption outlined in Section 4(2) and/or Rule 506 of Regulation D under the Securities Act to a limited number of persons and without a view toward distribution.

On March 1, 2004, Katie Petroleum exchanged $23,080 of debt principal owed by the Company pursuant to the $3,000,000 Note payable for 5,770 shares of Common Stock at an exchange rate of $4 of indebtedness per share.

On April 1, 2004, Katie Petroleum exchanged $23,200 of debt principal owed by the Company pursuant to the $3,000,000 Note payable for 5,800 shares of Common Stock at an exchange rate of $4 of indebtedness per share.

On May 1, 2004, Katie Petroleum exchanged $23,296 of debt principal owed by the Company pursuant to the $3,000,000 Note payable for 5,824 shares of Common Stock at an exchange rate of $4 of indebtedness per share.

On June 1, 2004, Katie Petroleum exchanged $23,392 of debt principal owed by the Company pursuant to the $3,000,000 Note payable for 5,848 shares of Common Stock at an exchange rate of $4 of indebtedness per share.

Effective as of May 11, 2004, the Company approved issuance of options, the value of which may not exceed $232,000, for the purchase of shares of Common Stock. Non-Qualified Stock Options (“NQSOs”) were approved for issuance to independent directors for the purchase of 25,000 shares of Common Stock under the 1999 Stock Option Plan. The terms of the 1999 Stock Option Plan are set forth in the Plan, as amended, which has been filed as Exhibit No. 3.12 to the Company’s Form 10-SB filed on June 23, 2000, and as Exhibit No. 10.13 to the Company’s Form 10-KSB filed on March 31, 2003.

Working Capital Restrictions

The Company maintains cash for use as collateral for letters of credit the Company provides from time to time to enable, among other things, the purchase of product from China. As of June 30, 2004, the Company maintained $248,814 in restricted cash for such purposes. The Board of Directors has authorized Management to borrow and incur indebtedness in the form of letters of credit in an aggregate amount, at any one time, of $3,000,000.00.

Item 3. Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

For the six months ended June 30, 2004, $54,215 in dividends is in arrears. The total arrearage is $2,615,065. On July 20, 2004, the Board of Directors declared a dividend of all arrears as of June 30, 2004, on the Series I Class B stock payable on August 27, 2004. As of that date, no dividends will be in arrears on the Series I Class B stock.

Series II Class B Convertible Preferred Stock

For the six months ended June 30, 2004, $200,926 in dividends is in arrears. The total arrearage is $4,687,712. On July 20, 2004, the Board of Directors declared a dividend of all arrears as of June 30, 2004, on the Series II Class B stock payable on August 27, 2004. As of that date, no dividends will be in arrears on the Series II Class B stock.

Series III Class B Convertible Preferred Stock

For the six months ended June 30, 2004, $72,477 in dividends is in arrears. The total arrearage is $2,512,138.

Series IV Class B Convertible Preferred Stock

For the six months ended June 30, 2004, $529,370 in dividends is in arrears. The total arrearage is $4,461,868.

Series V Class B Convertible Preferred Stock

For the six months ended June 30, 2004, $275,229 is in arrears. The total arrearage is $1,373,381.

Item 5. Other Information.

Termination of Series II Director Terms

Due to dividend default voting rights of the Series II Class B Convertible Preferred (“Series II”) Shareholders, three (3) of the Company’s Class 1 Director seats are currently filled by directors elected by the Series II Shareholders (the “Series II Directors”). However, the Board of Directors has declared a dividend, in part, of all arrears as of June 30, 2004, payable to the Series II Shareholders. Accordingly, as of August 27, 2004, the designated dividend payment date, the terms of the Series II Directors will terminate and the Board seats will revert to Class 1 Director seats. The three vacancies will be filled by the remaining Board members. Such appointed Directors will serve until the Class 1 Directors are up for election at the 2005 annual meeting of shareholders. Management will recommend that the vacancies be filled by independent directors.

Annual Meeting of Shareholders

The Company will hold its annual meeting at 10:00 am CST on September 17, 2004, at the Community Center of Little Elm, 107 Hardwicke Lane, Little Elm, Texas 75068 to elect five Class 2 Directors who will serve until 2006.

Item 6. Exhibits and Reports on Form 8-K.

(a)	EXHIBITS

Exhibit No.	Description of Document

3	Amended and Restated Bylaws of Retractable Technologies, Inc.

10	Covenant Not To Sue

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

(b)	REPORTS ON FORM 8-K

On April 8, 2004, the Company filed a Form 8-K with an item 5 disclosure that the Company filed a press release on April 6, 2004, reporting 2003 diluted earnings per share of $0.20. The press release contained a Balance Sheet for the periods ended December 31, 2002 and 2003 and Statements of Operations for the periods ended December 31, 2001, 2002, and 2003.

On April 21, 2004, the Company filed a Form 8-K with an item 5 disclosure that on April 6, 2004 the Company received $8,475,000 in connection with the settlement agreements reached in the second quarter of 2003 with Premier Inc.; Premier Purchasing Partners, L.P.; VHA, Inc.; Novation, L.L.C.; Tyco International (US) Inc. and Tyco Healthcare Group L.P. in its federal antitrust lawsuit, Retractable Technologies, Inc. v. Becton Dickinson & Co. et al.

On April 29, 2004, the Company filed a Form 8-K with an item 5 disclosure that it entered into a settlement agreement with New Medical Technology, Inc.; New Medical Technology, LTD and NMT Group PLC and that it issued a related press release.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 16, 2004	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN
VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER