Form 10KSB/A
period 2003-12-31
RETRACTABLE TECHNOLOGIES INC
filed 2004-09-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10KSB-A

Amendment No. 1

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB-A or any amendment to this Form 10KSB-A.    ☐

State issuer’s revenues for its most recent fiscal year. $19,078,332

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) The aggregate market value of the common equity held by non-affiliates is $51,762,599 which was computed with reference to the closing price as of August 2, 2004.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 2, 2004, there were 22,580,679 shares of our Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None except exhibits

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB of Retractable Technologies, Inc. (the “Company”) for the fiscal year ended December 31, 2003 is being filed primarily for the purpose of amending and revising Items 3 (Legal Proceedings), 6 (Comparison of Year Ended December 31, 2003 and Year Ended December 31, 2002 and Significant Accounting Policies), and 7 (Summary of Significant Accounting Policies and Notes 13 and 14).

In connection with a Peer Review request of the Company’s independent accountant, the Company is amending its Annual Report on Form 10-KSB to provide additional information concerning the aggregate payments to the Company and its attorneys resulting from the settlement agreements entered into with Premier Inc.; Premier Purchasing Partners, L.P.; VHA, Inc.; Novation, L.L.C.; Tyco International (US) Inc.; and Tyco Healthcare Group L.P. (the “GPO Settlements”) as well as certain additional consideration to be received under the GPO Settlements relating to the facilitation of the sale of the Company’s products to Premier and Novation member facilities.

This Form 10KSB-A has also been updated to reflect material events that have occurred subsequent to March 31, 2004, including, but not limited to, our settlements with Becton Dickinson and Company, Inc. and New Medical Technology, Inc. and affiliates.

-ii-

T ABLE OF CONTENTS

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

We have been manufacturing and marketing our products into the market place since 1997. In May 2000 we signed a national marketing and distribution agreement with Abbott Laboratories. We terminated this agreement in October 2003. Our products have been and continue to be distributed nationally through numerous distributors. However, we have been blocked from access to the market by exclusive marketing practices engaged in by Becton Dickinson and Company, Inc. (“BD”) who dominates our market. As a result of the anticompetitive practices of BD we entered into litigation as discussed in Item 3. Legal Proceedings and Notes 13 and 14 of the financial statements. This litigation resulted in settlements with all parties.

We continue to attempt to gain access to the market through our sales efforts and our innovative technology. We are focusing on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer our technology at a reduced price. We believe our current capitalization provides the resources necessary to implement these changes and greatly improve our manufacturing capacity and efficiency, thereby reducing our unit cost.

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

Marketing and Distribution

Under the current supply chain system in the U.S. acute care market, the vast majority of decisions relating to the contracting for and purchase of medical supplies are made by the representatives of group purchasing organizations (“GPOs”) rather than the end-users of the product (nurses, doctors, and testing personnel). The GPOs and manufacturers often enter into long-term exclusive contracts which can prohibit entry in the marketplace by competitors. According to “The Role of Group Purchasing Organizations in the US Health Care System,” a report prepared by Muse & Associates for the Health Industry Group Purchasing Association (“HIGPA”), the potential hospital marketplace for medical/surgical equipment and supplies in 1998 and 1999 was $32.8 billion and $34.1 billion, respectively. HIGPA and other industry representatives estimate that 80 percent of these hospital expenditures were channeled through GPOs. In the needle and syringe market, the market share leader, BD, has utilized, among other things, long-term exclusive contracts which have restricted our entry into the market.

We distribute our products throughout the United States and its territories through general line and specialty distributors. We also utilize international distributors. We have developed a national direct marketing network in order to market our products to health care customers and their purchaser representatives. Our marketers make calls on target markets that are users of syringes and blood collection tube holders. Our marketers make contact with all of the departments that affect the decision-making process for safety products, including the purchasing agents. They call on alternate care sites and talk directly with the decision-makers of the facility. We employ trained clinicians, including registered nurses and/or medical technologists, that educate healthcare providers and healthcare workers on the use of safety devices through exhibits at related tradeshows and publications of relevant articles in trade journals and magazines. These nurses provide clinical support to customers. In addition to marketing our products, the network demonstrates the safety and cost effectiveness of the VanishPoint® automated retraction products to customers.

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

Key components of our strategy to increase our market share are to: (a) continue marketing emphasis in the U.S. which has implemented the requirements outlined by safe needle legislation; (b) continue to add Veterans Administration facilities, health departments, emergency medical services, federal prisons, long-term care and home healthcare facilities as customers; (c) educate healthcare providers, insurers, healthcare workers, government agencies, government officials, and the general public on the reduction of risk and the cost effectiveness afforded by our VanishPoint® products; (d) supply product through GPOs and Integrated Delivery Networks where possible; (e) explore possibilities for future licensing agreements and joint venture agreements for the manufacture and distribution of safety products in the United States and abroad; (f) introduce new products; (g) focus on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer products at a reduced price, and (h) continue to increase international sales, particularly in Europe, where safety legislation appears to be moving parallel to the United States, with a one to two-year lag time.

Status of Publicly Announced Products

We have patented and are in the process of developing additional safety needle products. Such products include a dental syringe, winged butterfly IV, and a catheter introducer. Our limited access to the market has slowed the introduction of these products into the market.

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

BD and Sherwood have controlling market share, greater financial resources, larger and more established sales, marketing and distribution organizations, and greater market influence, including the long-term and/or exclusive contracts with GPOs described earlier. The current conditions have restricted competition in the needle and syringe market. As a result, we filed a lawsuit in the United States District Court for the Eastern District of Texas against BD and certain GPOs which resulted in settlements with all parties. See Item 3. Legal Proceedings. BD may be able to use its resources to improve its products through research or acquisitions or develop new products, which may compete more effectively with our products. We continue to attempt to gain access to the market through our sales efforts and our innovative technology. We are focusing on methods of upgrading our manufacturing capability and efficiency in order to enable us to compete by offering our technology at a reduced price. We believe our current capitalization provides the resources necessary to implement these changes and greatly improve our manufacturing capacity and efficiency, thereby reducing our unit cost.

In addition to BD and Sherwood, there are companies that manufacture needlestick injury prevention products that our products will compete against for market share. Among those companies are: Bio-Plexus, Inc. (“Bio-Plexus”), Smiths Industries Medical Systems (“SIMS”), and Sterimatic, Ltd. Bio-Plexus utilizes a recessed internal hollow blunt safety technology where the internal blunt is advanced and locked into place beyond the sharp outer tip of the needle. SIMS utilizes a patented sheath whereupon completion of the procedure, the healthcare worker presses the sheath against a hard surface to lock the needle into the sheath. Sterimatic, Ltd. manufactures a syringe with a plastic sleeve that covers the needle after injection.

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

Principal Suppliers and Sources of Raw Materials

We purchase most of our product components from single suppliers, including needle adhesives, and packaging materials. There are multiple sources of these materials. We own the molds that are used to manufacture the plastic components of our products. Our suppliers include Magor Mold, Inc., APEC, Multivac, Inc., Exacto Spring Corporation, Ion Beam Applications, Inc. (“IBA,” formerly Sterigenics), and Nipro Corporation and ISPG. We have begun to receive shipment of product under our agreement with Double Dove, a Chinese manufacturer.

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

In exchange, we paid Mr. Shaw a $500,000 initial licensing fee which was fully paid in 1997. Furthermore, we agreed to pay a 5 percent royalty on gross sales after returns. The license terminates upon expiration of the last licensed patents unless sooner terminated under certain circumstances. The licensing fees have been paid in accordance with this agreement with the exception of $1,500,000 in fees which were waived by Mr. Shaw and his wife.

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

RWTUV-USA, a subsidiary of TUV Essen Germany, performs our quality management system certification. We were originally certified to ISO 9001:1994 in 1997 and received annual surveillance audits, maintaining that certification until March of 2004 with no major non-conformances. We received certification to ISO 13485:2003 in March of 2004. In addition, the VanishPoint product line was certified for a CE Mark by RWTUV. The CE Mark authorizes us to sell in the European Union. RWTUV performs annual surveillance audits to ensure our compliance with ISO 13485:2003 and the Medical Device Directive, 93/42/EEC.

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

Research and Development

We spent $337,930 and $561,135 in fiscal 2002 and 2003, respectively, on research and development. The $561,135 was spent primarily on consulting for research samples and experimental parts and increased compensation costs. Our ongoing research and development activities are performed by an internal research and development staff. This team of engineers developed automated line assembly for the syringe and blood collection tube holder and established processes to meet regulatory requirements. Products currently in development by our internal team include the winged butterfly IV, the catheter introducer, and the dental syringe. Our limited access to the market has slowed the introduction of these products into the market. Possible future products include all needle medical devices to which the automated retraction mechanism can be applied.

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

Employees

As of August 18, 2004, we had 160 full-time employees, two part-time employees, and one independently contracted consultant. Of the 160 full-time employees, five persons were engaged in research and development activities, 70 persons were engaged in manufacturing and engineering, 28 persons were engaged in quality assurance and regulatory affairs, 22 persons were engaged in sales and marketing, 34 persons were engaged in general and administrative functions, and one person in facilities. No employees are covered by collective bargaining agreements. We are dependent upon a number of key management and technical personnel, and the loss of services of one or more key employees could have a material adverse effect on us. Our President and Chief Executive Officer, Thomas J. Shaw, has an employment contract that ended on September 2002 with an automatic and continuous renewal for consecutive two-year periods.

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

A 45,000 square foot warehouse is under construction at an estimated cost of approximately $2.5 million which was funded by a loan from 1st International. Additional capital expenditures may include additional assembly lines, manufacturing space, warehousing and related infrastructure. The expansion could include those products that have been developed but not yet marketed, as well as expanding manufacturing capacity for existing products.

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

Item 3. Legal Proceedings

Antitrust Suit

On January 29, 2001, we filed a lawsuit in the United States District Court for the Eastern District of Texas, Texarkana Division styled Retractable Technologies, Inc. v. Becton Dickinson & Company (“BD”), Tyco International (U.S.), Inc., Tyco Healthcare Group, L.P., Novation, L.L.C., VHA, Inc., Premier, Inc., and Premier Purchasing Partners, L.P., Cause No. 501CV036. We alleged violations of state and federal antitrust acts, tortious interference with prospective business relationships, business disparagement, and common law conspiracy. These violations were based on our belief that the defendants combined or conspired to eliminate or lessen competition and to acquire and maintain monopoly power among hospitals and healthcare technology providers. We were seeking the following damages: an injunction enjoining the defendants from continuing the unlawful conduct alleged and from entering into any other combination, conspiracy, or agreement having similar purposes or effect and for actual damages, punitive damages, treble damages, costs of suit including reasonable attorneys’ fees, pre-judgment and post-judgment interest at the maximum possible rate, and such other relief as we were entitled.

In the second quarter of 2003 the Company reached settlement agreements with Premier Inc.; Premier Purchasing Partners, L.P.; VHA, Inc.; Novation, L.L.C.; Tyco International (US) Inc.; and Tyco Healthcare Group L.P. in the Antitrust Lawsuit. As part of the settlements, the litigation against Premier, VHA, Novation, and Tyco has been dismissed.

Although specific terms are confidential, the agreements include cash payments and other financial consideration as well as provisions that are intended to facilitate the sale of our VanishPoint® products to Premier and Novation member facilities. In exchange for the settlement provisions, we have agreed to give up our claims against these companies.

The initial cash payment of $29,125,000 was paid in 2003. The total cash payment in April 2004 was $14,125,000.

The Company received net cash payments of $13,879,511 and $8,051,250 from the cash payments above in 2003 and 2004, respectively. These proceeds were net of attorneys’ fees, court costs, legal expenses, and amounts paid to Mr. Shaw.

Pursuant to a Covenant Not to Sue agreement entered into on September 19, 2001, between the Company and Thomas J. Shaw, individually, Mr. Shaw received $728,609 of the initial cash payment in 2003 and $423,750 of the cash payment in 2004.

The total attorneys’ fees, court costs, and legal expenses were $14,516,880 paid in May 2003, $4,250,000 paid in December 2003 and $5,650,000 paid in April 2004.

As part of the settlement agreements, a discount reimbursement program of $8,000,000, which is net of legal fees, was established whereby the Company shall be provided quarterly reimbursements for certain discounts given to participating facilities. The Company will offer certain discounts to participating facilities and will be reimbursed for such discounts. The Company received $10,132 and $21,254 in the first quarter and second quarter of 2004, respectively, under this program. These payments are recognized upon delivery of products provided collection is reasonably assured.

The case against BD had been rescheduled for a July 6, 2004, trial date. Effective July 2, 2004, we entered into a Settlement Agreement and Release with BD (the “Settlement Agreement”). Pursuant to the Settlement Agreement, BD was obligated to deliver within two (2) business days, One Hundred Million Dollars ($100,000,000.00) into the registry of the Court. This amount was received on July 7, 2004. The Company received $65.1 million of the proceeds which is net of attorneys’ fees and expenses estimated not to exceed $31.5 million and $3.4 million to be paid to Thomas J. Shaw, President and Chief Executive Officer, under a Covenant not to Sue.

Patent Infringement Suit

On February 1, 2002, we filed a patent infringement lawsuit alleging willful and intentional infringement of two patents directed to syringes having retractable needles in the United States District Court for the Eastern District of Texas, Sherman Division, styled Retractable Technologies, Inc. and Thomas J. Shaw v. New Medical Technology, Inc.; New Medical Technology, Ltd.; , and NMT Group PLC, Cause No. 4:02-CV-34 (the “Infringement Lawsuit”). The defendants counterclaimed, alleging noninfringement and invalidity of the patents. On February 18, 2003, we and Thomas J. Shaw filed an additional complaint against the same defendants, alleging infringement of a third syringe patent. The two actions were consolidated and the trial was set for June of 2004.

Effective as of April 27, 2004, we and Thomas J. Shaw entered into a Settlement Agreement and Release (the “NMT Settlement Agreement”) with New Medical Technology, Inc.; New Medical Technology, LTD. and NMT Group PLC (collectively “NMT”). Pursuant to the NMT Settlement Agreement, the parties have agreed to and did file a Stipulation and Consent Judgment (the “Consent Judgment”) in full settlement of the claims raised in the infringement Lawsuit. The Consent Judgment asserts that NMT manufactured the NMT Safety Syringe and imported and sold it in the United States until it ceased the offer and sale of these products in 2003. The Consent Judgment includes admissions that the NMT Safety Syringe infringed the subject patents which were valid and enforceable. The Consent Judgment enjoins NMT and all parties acting in concert with them from importing the NMT Safety Syringe into the United States and from making, using, selling, or offering to sell the NMT Safety Syringe within the United States until the lapse or expiration of all the subject patents.

Within three days of the entry of the Consent Judgment, NMT was required to cause the delivery of One Million Dollars ($1,000,000.00) to the Company. This amount was received by the Company on April 30, 2004. This amount is an amount arrived at by compromise for purposes of settling the Infringement Lawsuit. NMT has agreed to release the Company and Mr. Shaw from all claims asserted in the Infringement Lawsuit and any other claims which existed as of April 27, 2004, but did not release any claim they may have in any action brought by the Company or Mr. Shaw in any jurisdiction outside the United States in relation to the sale of the NMT Safety Syringe made by NMT outside the United States.

In exchange, we and Mr. Shaw have released NMT from any causes of action which could have been brought in the infringement lawsuit and any other claims which existed as of April 27, 2004, except that this release in no way applies to: 1) BD or any subsidiary or affiliate, 2) Abbott Laboratories or any subsidiary or affiliate, 3) any claim that we or Mr. Shaw may have under any patents against the syringe technology advertised by NMT as “Second Generation”, 4) any claim under any patent against any medical product of NMT other than the NMT Safety Syringe or 5) any claim that we or Mr. Shaw may have against NMT in any jurisdiction outside the United States for infringement of any patent issued by any country or region other than the States.

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

Accordingly, Kenneth W. Biermacher, Timothy G. Greene, and John J. McDonald, Jr. were elected as Series II Directors to serve until the 2004 annual meeting. As of their election, the Board of Directors consisted of:

Thomas J. Shaw	Class 2 Director
Steven R. Wisner	Class 2 Director
Russell B. Kuhlman	Class 1 Director
Douglas W. Cowan	Class 2 Director
Clarence Zierhut	Class 2 Director
Marwan Saker	Class 2 Director
Kenneth W. Biermacher	Series II Director*
Timothy G. Greene	Series II Director*
John J. McDonald	Series II Director*

*	See Item 9 Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act for a discussion regarding the ending of the terms of the Series II Directors as of August 27, 2004.

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

SHAREHOLDERS

As of August 2, 2004, there were 22,580,679 shares of Common Stock held by 360 shareholders of record not including shareholders who beneficially own Common Stock held in nominee or “street name.”

DIVIDENDS

We have not ever declared or paid any dividends on the Common Stock. We have no current plans to pay any cash dividends on the Common Stock. We intend to retain all earnings, except those required to be paid to the holders of the Preferred Stock, to support operations and future growth. The Board of Directors declared a dividend on the Series I and II Class B Convertible Preferred Stock. The dividend arrearage through June 30, 2004, on the Series I and II Class B Convertible Preferred Stock of $7,118,583 was paid on August 27, 2004, to the holders of record as of August 17, 2004. As of June 30, 2004, $8,347,000 in dividends were in arrears on the Series III, IV and V Class B stock. Dividends may not be paid on the Common Stock until all dividends on the Preferred Stock have been paid.

EQUITY COMPENSATION PLAN INFORMATION

See Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for a chart describing compensation plans under which equity securities are authorized.

RECENT SALES OF UNREGISTERED SECURITIES

Sales of unregistered securities in the first three quarters of 2003 were reported in the Company’s Form 10-QSB quarterly reports filed with the United States Securities and Exchange Commission (the “Commission”) and available via Edgar.

Item 6. Management’s Discussion and Analysis or Plan of Operation

OVERVIEW

We have been manufacturing and marketing our products into the marketplace since 1997. In May 2000 we signed a national marketing and distribution agreement with Abbott Laboratories. We terminated this agreement in October 2003. Our products have been and continue to be distributed nationally through numerous distributors. However, we have been blocked from access to the market by exclusive marketing practices engaged in by BD who dominates the market. As a result of the anticompetitive practices of BD we entered into litigation as discussed in Item 3. Legal Proceedings and Notes 13 and 14 to the financial statements. This litigation resulted in settlements with all parties. We continue to attempt to gain access to the market through our sales efforts and innovative technology. We are focusing on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer our technology at a reduced price. We believe our current capitalization provides the resources necessary to implement these changes and greatly improve our manufacturing capacity and efficiency, thereby reducing our unit cost.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the impact of dramatic increases in demand, our ability to quickly increase capacity in the event of a dramatic increase in demand, our ability to access the market, our ability to decrease production costs, our ability to continue to finance research and development as well as operations and expansion of production, and the recently increased interest of larger market players, specifically BD, in providing safety needle devices. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

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

The Company reached settlement agreements with three of the defendants in its federal antitrust lawsuit, Retractable Technologies, Inc. v. BD et al. As part of the settlements, the litigation against Premier, Novation, and TYCO has been dismissed. The Company received $13,879,511 as the initial payment under the financial terms of these settlement agreements which is net of attorneys’ fees, court costs, legal expenses, and a payment to Mr. Thomas J. Shaw of $728,609 pursuant to the Covenant Not to Sue. See Item 3. Legal Proceedings and Notes 13 Litigation Settlements and 14 Subsequent Events of the Notes to Financial Statements for a discussion of settlements relating to the antitrust lawsuit.

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

Litigation Proceeds

Proceeds from litigation settlements with Premier Inc.; Premier Purchasing Partners, L.P.; VHA, Inc.; Novation, L.L.C.; Tyco International (US) Inc.; and Tyco Healthcare Group L.P. in the Company’s federal antitrust lawsuit, Retractable Technologies, Inc. v. Becton Dickinson & Co., et al. are recognized when realizable. Generally, realization is not reasonably assured and expected until proceeds are collected. Such amounts are net of attorneys’ fees, court costs, legal expenses, and amounts payable under the Covenant Not to Sue. Liability for attorneys’ fees is not incurred until proceeds are collected.

Payments under the discount reimbursement program will be recognized upon delivery of the product provided collection is reasonably assured. Such amounts will be presented in the Statements of Operations as a separate component of revenues.

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

We obtained $3,910,000 in 2000 from bank loans of which $3,435,000 has been repaid and $475,000 was refinanced with a new note with 1st International. Additionally, we received a Small Business Administration loan of $1,000,000 in 1996 to pay for portions of automated assembly equipment, multi-cavity molds, and other equipment. This loan has been repaid. Furthermore, we borrowed $5,000,000 in 2000 under our Credit Agreement with Abbott. In October 2002 we repaid the Abbott note with proceeds from a new note from Katie Petroleum for $3,000,000 and a portion of the proceeds from the Series V Class B offering.

The Company has executed a loan from 1st International for $2,500,000. See Note 7 to Financial Statements for a discussion of the terms of the note.

Internal Sources of Liquidity

We believe we can achieve our break even quarter utilizing our existing equipment. In early 2004 we began to receive shipment of product under our agreement with Double Dove, a Chinese manufacturer. We believe as we receive greater quantities our profit margins could increase. To achieve our break even quarter we would need minimal access to hospital markets which has been difficult to obtain due to the monopolistic marketplace which was the subject of our antitrust lawsuit against BD. We will continue to attempt to gain access to the market through our sales efforts and innovative technology. We are focusing on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer our technology at a reduced price. We believe our current capitalization provides the resources necessary to implement these changes and greatly improve our manufacturing capacity and efficiency, thereby reducing our unit cost.

Our primary sources of liquidity are sales of product, proceeds from litigation settlements, and, historically, sales of stock and loans. At the present time Management does not intend to raise additional equity capital in 2004. Due to the recent litigation settlements, we have sufficient cash reserves and intend to rely on operations as the primary ongoing source of cash.

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

Sales revenues decreased 3.2 percent from the six months ended June 30, 2003 to the six months ended June 30, 2004. Abbott purchases comprised 51.7 percent and zero percent of our net revenues for the six months ended June 30, 2003 and 2004, respectively. For the same six month periods, unit sales increased 8.0 percent. Unit sales to Abbott during the same periods decreased from 47.2 percent to zero percent. Unit sales to customers other than Abbott during the same periods were 52.8 percent and 100.0 percent of sales, respectively.

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

We had $385,921 in capital expenditures in 2003 and $552,341 in capital expenditures for the six months ended June 30, 2004. We anticipate capital expenditures of approximately $3,000,000 in 2004 primarily for the construction of a warehouse.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Retractable Technologies, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has limited access to the hospital market. The Company’s plans with respect to market access and liquidity are also set forth in Note 2.

/s/ CF & Co., L.L.P.

CF & CO., L.L.P.

Dallas, Texas

March 29, 2004 except for Note 14,

as to which the dates are April 6, 2004,

April 27, 2004, July 2, 2004 and July 20, 2004

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

STATEMENTS OF CHANGES OF STOCKHOLDERS’ EQUITY

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
Beneficial conversion feature of $3,000,000 note payable
Implied dividend for beneficial conversion feature of Preferred Series V, Class B shares
Forgiveness of royalties due to an officer
Net loss

Balance as of December 31, 2002	1,056,000	$1,056,000	259,400	$259,400	431,000	$431,000	150,745	$150,745	1,066,000	$1,066,000	2,416,221	$2,416,221	20,318,100	$—

Conversion of debt into Common Stock													35,714	—
Conversion of preferred Stock into Common Stock	(1,056,000)	(1,056,000)	(30,000)	(30,000)	(12,500)	(12,500)	(5,500)	(5,500)			(684,150)	(684,150)	1,788,150	—
Recognition of stock option compensation
Dividends declared and paid on Series A Preferred Stock
Net income

Balance as of December 31, 2003	—	$—	229,400	$229,400	418,500	$418,500	145,245	$145,245	1,066,000	$1,066,000	1,732,071	$1,732,071	22,141,964	$—

See accompanying notes to the financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total
Balance as of December 31, 2000	$36,774,763	$—	$(33,312,256)	$7,368,902

Conversion of Preferred Stock into Common Stock	887,750
Exercise of stock options	9,000			9,000

Net loss			(7,215,280)	(7,215,280)

Balance as of December 31, 2001	$37,671,513	$—	$(40,527,536)	$162,622

Issued Preferred Series V, Class B shares 2,022,012 shares, $1 par (net of stock issuance costs of $296,088)	8,663,051			10,685,063
Conversion of Preferred Stock into Common Stock	55,500
Recognition of stock option compensation	48,926			48,926
Stock options given in connection with issuance of $3,000,000 note payable	299,346			299,346
Stock options given in connection with Issuance of 525,000 Preferred Series V, Class B shares	209,572			209,572
Stock options given in connection with conversion of $3,679,284 of debt	440,000			440,000
Issued 394,209 additional shares of Preferred Series V, Class B shares in connection with conversion of $3,679,284 of debt	1,427,036			1,821,245
Beneficial conversion feature of $3,000,000 note payable	412,500			412,500
Implied dividend for beneficial conversion feature of Preferred Series V, Class B shares	(1,316,267)			(1,316,267)
Forgiveness of royalties due to an officer	1,500,000			1,500,000
Net loss			(6,825,928)	(6,825,928)

Balance as of December 31, 2002	$49,411,177	$—	$(47,353,464)	$7,437,079

Conversion of debt into Common Stock	249,998			249,998
Conversion of Preferred Stock into Common Stock	1,788,150
Recognition of stock option compensation	458,324			458,324
Dividends declared and paid on Series A Preferred Stock	(459,088)			(459,088)
Net income			7,448,497	7,448,497

Balance as of December 31, 2003	$51,448,561	$—	$(39,904,967)	$15,134,810

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

Litigation Proceeds

Proceeds from litigation settlements with Premier Inc.; Premier Purchasing Partners, L.P.; VHA, Inc.; Novation, L.L.C.; Tyco International (US) Inc.; and Tyco Healthcare Group L.P. in the Company’s federal antitrust lawsuit, Retractable Technologies, Inc. v. Becton Dickinson & Co., et al. are recognized when realizable. Generally, realization is not reasonably assured and expected until proceeds are collected. Such amounts are net of attorneys’ fees, court costs, legal expenses, and amounts payable under the Covenant Not to Sue. Liability for attorneys’ fees is not incurred until proceeds are collected.

Payments under the discount reimbursement program will be recognized upon delivery of the product, provided collection is reasonably assured. Such amounts will be presented in the Statements of Operations as a separate component of revenues.

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

The Company did not provide any current or deferred income tax provision or benefit for 2002 and 2001 because it had experienced net operating losses from its inception to December 31, 2002. The income tax benefit of net operating loss carryforwards utilized in 2003 aggregated $3.1 million for current federal income taxes and $200,000 for current state income taxes. At December 31, 2003 and 2002 the

Company had available federal and state net operating loss carry forwards of approximately $34.7 million and $43.3 million, respectively. The federal net operating loss carry forwards will begin to expire in 2012. The state net operating loss carry forwards began expiring in 2000.

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

Series II Class B

There were 1,000,000 shares of $1 par value Series II Class B Stock issued and there were 418,500 and 431,000 shares outstanding at December 31, 2003 and 2002. Holders of Series II Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the board of directors. Holders of Series II Class B Stock generally have no voting rights until dividends are in arrears and unpaid for twelve consecutive quarters. In such case, the holders of Series II Class B Stock have the right to elect one-third of the board of directors of the Company. Since December 31, 2000, dividends were in arrears for twelve consecutive quarters. Accordingly, the Series II shareholders have directors on the Board. At December 31, 2003 and 2002, approximately $4,487,000 and $4,063,000, respectively, of dividends which have not been declared were in arrears.

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

Series IV Class B

There were 1,133,800 shares issued and 1,066,000 shares outstanding at December 31, 2003 and 2002. Holders of Series IV Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly, if declared by the board of directors. Holders of Series IV Class B Stock generally have no voting rights. At December 31, 2003 and 2002, approximately $3,932,000 and $2,866,000 respectively of dividends which have not been declared were in arrears.

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

Series V Class B Stock is redeemable after two years from the date of issuance at the option of the Company at a price of $4.40 per share plus all accrued and unpaid dividends. Each share of Series V Class B Stock may, at the option of the stockholder any time subsequent to the date of issuance, be converted into Common Stock. Pursuant to the terms of the certificate of designation, 684,150 shares of Series V Class B Stock were converted into Common Stock in 2003. In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series V Class B Stock then outstanding are entitled to receive liquidating distributions of $4.40 per share, plus accrued and unpaid dividends after distribution obligations to Series I Class B Stock, Series II Class B Stock, Series III Class B Stock and Series IV Class B Stock have been satisfied and prior to any distribution to the holders of the Common Stock.

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

The Company has a license agreement with an officer of the Company. See Note 6. An officer of the Company has a Covenant Not to Sue Agreement with the Company. See Notes 13 and 14.

12.	STOCK OPTIONS

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003 and 2002: no dividend yield; expected volatility of 1.30% and 1.57%, respectively; risk free interest rates of 3.53% and 4.0%, respectively; and expected lives of 9.3 and 10.0 years, respectively.

The following table summarizes information about director, officer and employee options outstanding under the aforementioned plans at December 31, 2003:

Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Shares Exercisable
$ 1.00	60,280	2.32	60,280
$ 5.00	152,300	3.32	152,300
$ 10.00	924,000	5.91	924,000
$ 6.90	566,380	8.76	32,000
$ 8.65	886,200	8.78	125,000

Non-employee options

Options were granted to non-employees during the years ended December 31 as follows:

	Years Ended December 31,
	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	847,139	$6.17	378,200	$8.95	381,200	$8.80
Granted	—	—	468,939	3.93	3,500	10.00
Exercised	—	—	—	—	(6,500)	(1.00)
Forfeited	(3,500)	$(10.00)	—	—	—	—

Outstanding at end of period	843,639	$6.15	847,139	$6.17	378,200	$8.95

Exercisable at end of period	843,639	$6.15	799,137	$5.94	234,700	$8.31

Weighted average fair value of options granted during period		$-		$1.94		$0.89

Included in the outstanding options at December 31, 2001 are options for the purchase of 15,000 shares of Common Stock that were granted to a non-employee for prior services performed. This individual became an employee of the Company during 2001.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002: and 2001: no dividend yield; expected volatility of 1.64% and 30%, respectively; risk-free interest rates of 3.50%, and 4.40%, respectively; and expected lives of 8.5 and 2 years, respectively.

The following table summarizes information about non-employee options outstanding under the aforementioned plan at December 31, 2003:

Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Shares Exercisable
$ 1.00	263,939	1.70	263,939
$ 5.00	30,000	3.36	30,000
$ 10.00	317,200	6.11	317,200
$ 6.90	232,500	8.76	232,500

13.	LITIGATION SETTLEMENTS

In the second quarter of 2003 the Company reached settlement agreements with Premier Inc.; Premier Purchasing Partners, L.P.; VHA, Inc.; Novation, L.L.C.; Tyco International (US) Inc.; and Tyco Healthcare Group L.P. in its federal antitrust lawsuit, Retractable Technologies, Inc. v. Becton Dickinson & Co. et al. As part of the settlements, the litigation against Premier, VHA, Novation, and Tyco has been dismissed.

Although specific terms are confidential, the agreements include cash payments and other financial consideration as well as provisions that are intended to facilitate the sale of our VanishPoint® products to Premier and Novation member facilities. In exchange for the settlement provisions, we have agreed to give up our claims against these companies.

The initial cash payment of $29,125,000 was paid in 2003. The Company received net cash payments of $13,879,511 of the cash payment in 2003. These proceeds were net of attorneys’ fees, court costs, legal expenses, and amounts paid to Mr. Shaw.

Pursuant to a Covenant Not to Sue agreement entered into on September 19, 2001, between the Company and Thomas J. Shaw, individually, Mr. Shaw received $728,609 of the initial cash payment in 2003.

Total attorneys’ fees, court costs, and legal expenses were $14,516,880 paid in May 2003 and $4,250,000 paid in December 2003.

As part of the settlement agreements, a discount reimbursement program of $8,000,000, which is net of legal fees, was established whereby the Company shall be provided quarterly reimbursements for certain discounts given to participating facilities. The Company will offer certain discounts to participating facilities and will be reimbursed for such discounts. These payments will be recognized upon delivery of products provided collection is reasonably assured. No reimbursements were recorded as of December 31, 2003.

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

14.	SUBSEQUENT EVENTS

In April 2004 $14,125,000 was paid into the registry of the court under the terms of settlement agreements reached in the second quarter of 2003 with Premier Inc; Premier Purchasing Partners, L.P.; VHA, Inc.; Novation, L.L.C.; Tyco International (US) Inc; and Tyco Healthcare Group L.P. in its federal antitrust lawsuit, Retractable Technologies, Inc. v. Becton Dickinson & Co. (“BD”) et al. The Company received $8,051,250 in connection with this payment. The amount received by the Company is net of attorneys’ fees, court costs, legal expenses, and the amount paid to Mr. Shaw.

Pursuant to a Covenant Not to Sue agreement, Mr. Shaw received $423,750 as a result of this payment to the Company under the settlement agreements.

The Company’s litigation attorneys received $5,650,000 of the April payment.

The Company received $10,132 in the first quarter and $21,254 in the second quarter of 2004 under the discount reimbursement program.

Effective as of April 27, 2004, the Company and Thomas J. Shaw entered into a Settlement Agreement and Release (the “NMT Settlement Agreement”) with New Medical Technology, Inc.; New Medical Technology, LTD. and NMT Group PLC (collectively “NMT”). Pursuant to the NMT Settlement Agreement NMT and all parties acting in concert with them are enjoined from importing the NMT Safety Syringe into the United States and from making, using, selling, or offering to sell the NMT Safety Syringe within the United States until the lapse or expiration of the subject patents. In addition and within three days of the entry of a Stipulation and Consent Judgment, NMT shall cause the delivery of One Million Dollars ($1,000,000.00) to the Company.

Effective July 2, 2004, the Company entered into a Settlement Agreement and Release with BD (the “Settlement Agreement”). Pursuant to the Settlement Agreement, BD was obligated to deliver within two (2) business days, One Hundred Million Dollars ($100,000,000.00) into the registry of the Court. This amount was received on July 7, 2004. The Company received $65.1 million of the proceeds which is net of attorney fees and expenses estimated not to exceed $31.5 million and approximately $3.4 million to be paid to Thomas J. Shaw, President and CEO, under a Covenant Not to Sue.

On July 20, 2004 the Board of Directors declared a dividend payable August 27, 2004 to shareholders of record as of August 17, 2004. The dividend pays the arrearage of $2,550,338 on the Series I Class B stock and arrearage of $4,568,245 on the Series II Class B stock from date of original issue to conversion or June 30, 2004, whichever is appropriate.

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

PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information concerning our Directors, executive officers, and certain of our significant employees as of August 2, 2004. Our Board of Directors consists of a total of nine (9) members, four (4) members of which are generally Class 1 Directors and five (5) of which are generally Class 2 Directors which serve for two-year terms. Because of dividend default voting rights, Series II Class B Shareholders had the right to fill one-third (1/3) of the Board seats. Due to dividend default voting rights of the Series II Class B Shareholders, three (3) of the Class 1 Director seats were filled by Series II Directors. However, the Board of Directors has declared and paid a dividend, of all amounts in arrrears as of June 30, 2004, to the Series I and Series II Class B Shareholders. Accordingly, as of August 27, 2004, the dividend payment date, the terms of the Series II Directors terminated and the Board seats reverted to Class 1 Director seats. The three (3) vacancies will be filled by Directors appointed by the remaining Board members. Management intends to recommend that the vacancies be filled by independent Directors. Such appointed Directors will serve until the Class 1 Directors are up for election at the 2005 annual meeting of shareholders.

Name	Age	Position	Term as Director Expires
EXECUTIVES
Thomas J. Shaw	54	Chairman, President, Chief Executive Officer, and Class 2 Director	2004
Steven R. Wisner	46	Executive Vice President, Engineering & Production and Class 2 Director	2004
Lawrence G. Salerno	44	Director of Operations	N/A
James A. Hoover	56	Production Manager	N/A
Russell B. Kuhlman	50	Vice President, Sales, and Class 1 Director	2005
Kathryn M. Duesman	41	Director of Clinical Services	N/A
Douglas W. Cowan	61	Vice President, Chief Financial Officer, Treasurer, and Class 2 Director	2004
Michele M. Larios	38	Vice President, General Counsel, and Secretary	N/A

Name	Age	Position	Term as Director Expires
INDEPENDENT DIRECTORS
Clarence Zierhut	75	Class 2 Director	2004
Marwan Saker	48	Class 2 Director	2004

SIGNIFICANT EMPLOYEES
Phillip L. Zweig	57	Communications Director	N/A
Judy Ni Zhu	45	Research and Development Manager	N/A
Weldon G. Evans	62	Manager of Manufacturing Engineering	N/A
Roni Diaz	33	Director of Regulatory Affairs	N/A
Timothy E. Poquette	49	Quality Assurance Manager	N/A
John W. Fort III	36	Director of Accounting	N/A

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

INDEPENDENT DIRECTORS

Clarence Zierhut has served on our Board of Directors since April 1996. Since 1955, Mr. Zierhut has operated an industrial design firm, Zierhut Design, now Origin Design that develops new products from concept through final prototypes. During his professional career, Mr. Zierhut has created over 3,000 product designs for more than 350 companies worldwide, in virtually every field of manufacturing, and has won many international awards for design excellence. His clients have included Johnson & Johnson, Abbott Laboratories, Gould, and McDonnell Douglas. He received a Bachelor of Arts from Art Center College of Design in Los Angeles, California.

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

SIGNIFICANT EMPLOYEES

Phillip L. Zweig joined us in December 1999 as Communications Director. Mr. Zweig is a prize winning financial journalist who has worked as a staff reporter at The American Banker, The Wall Street Journal, Bloomberg Business News, and other media organizations. From 1993 to 1998, he served as Corporate Finance Editor at Business Week where he wrote a major article on the Company. Before joining us, he worked as a freelance financial writer and editorial consultant. His clients included Andersen Consulting and Boston Consulting Group. Mr. Zweig received a Bachelor of Arts in Behavioral Psychology from Hamilton College and a Master of Business Administration from the Baruch College Graduate School of Business.

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

Roni Diaz is our Director of Regulatory Affairs. She joined us in March 2001 as Manager of Regulatory Affairs. Her responsibilities include development and implementation of company regulatory and quality policies, communication with FDA, European and other medical regulatory authorities, implementation of ISO 9001 and other necessary quality system certifications, obtaining CE mark approvals, generating and maintaining technical files, routine regulatory reports, and regulatory licensures applications and renewals. Prior to joining us, Ms. Diaz served as a Regulatory/Clinical Project Manager for MedTrials, a medical device and pharmaceutical consulting firm. From 1996–1999, she worked for Arthrocare, a medical device manufacturer, as a regulatory/clinical affairs associate. She received a Bachelor of Science degree in Health Sciences from San Jose State University. Ms. Diaz is a member of the Regulatory Affairs Professional Society and holds a Regulatory Affairs Certification.

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

We have posted a copy of the code on our website at www.vanishpoint.com. Any amendment to this code or waiver of its application to the principal executive officer, principal financial officer, accounting officer, or controller or similar person shall be disclosed to investors by means of a Form 8-K filing with the Commission. We will provide to any person without charge, upon request, a copy of such code of ethics. Such requests should be submitted in writing to Mr. Douglas W. Cowan at 511 Lobo Lane, P.O. Box 9, Little Elm, Texas 75068-0009.

AUDIT COMMITTEE

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act consisting of Messrs. Clarence Zierhut and Marwan Saker. As of August 27, 2004, the Audit Committee has one vacancy.

Audit Committee Financial Expert

Mr. John J. McDonald served as the Company’s designated Audit Committee Financial Expert. Due to the payment of dividends to the Series II Class B stockholders on August 27, 2004, the terms of the three Series II Directors (including Mr. McDonald) terminated. The Board of Directors is currently considering independent candidates to fill the three vacancies. At such time as the vacancies are filled, the Company will announce its designated Audit Committee Financial Expert. Each of the members of the Audit Committee are independent as determined by The AMEX rules and Item 7(d)(30)(iv) of Schedule 14A under the Exchange Act.

COMPENSATION AND BENEFITS COMMITTEE

We have a separately designated standing Compensation and Benefits Committee consisting of Clarence Zierhut. As of August 27, 2004, the Compensation and Benefits Committee has two vacancies.

NOMINATING COMMITTEE

We have a separately designated standing Nominating Committee consisting of Marwan Saker. As of August 27, 2004, the Nominating Committee has two vacancies.

DISCLOSURE REPRESENTATIVE

Mr. Timothy G. Greene had been designated as our Disclosure Representative. Mr. Greene’s term as a Series II Director terminated on August 27, 2004. The Company will announce the new Disclosure Representative when appointed. Communications intended for the Board of Directors should be addressed to the “Disclosure Representative” and sent to 511 Lobo Lane, Little Elm, Texas 75068-0009.

Item 10. Executive Compensation

The following summary compensation table sets forth the total annual compensation paid or accrued by us to or for the account of the Chief Executive Officer and four additional executive officers whose total cash compensation exceeded $100,000 for any of the past three fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position			Bonus($)	Other Annual Compen- sation($)	Long-Term Compensation			All Other Compen- sation ($)
	Annual Compensation				Awards		Payout(s)
	Year	Salary($)			Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Thomas J. Shaw, President and CEO	2001 2002 2003	250,016 250,016 250,016

Steven R. Wisner, Executive Vice President, Engineering and Production	2001 2002 2003	150,010 150,010 191,544	0 0 40,200			0 20,000 12,500

Douglas W. Cowan, Vice President, Chief Financial Officer, and Treasurer	2001 2002 2003	142,501 142,501 187,501	5,000 0 37,400			0 25,000 125,000

Michele M. Larios, Vice President, General Counsel, and Secretary	2001 2002 2003	120,016 122,437 183,462	0 28,500 62,100			0 25,000 124,600

Russell B. Kuhlman, Vice President, Sales	2001 2002 2003	105,019 105,019 105,020	0 1,000 24,700			0 20,000 79,400

The following sets forth the total individual grants of stock options and freestanding stock appreciation rights (“SARs”) made by us to persons listed in the above Summary Compensation Table during the last completed fiscal year:

Option/SAR Grants in Last Fiscal Year*

Individual Grants

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Thomas J. Shaw	0	N/A	N/A	N/A
Steven R. Wisner	12,500	1.6%	$8.65	6/23/13
Douglas W. Cowan	125,000	16.2%	$8.65	6/23/13
Michele M. Larios	124,600	16.1%	$8.65	6/23/13
Russell B Kuhlman	79,400	10.3%	$8.65	6/23/13

*	The options were issued under the 1999 Stock Option Plan as amended which is incorporated herein by reference to Exhibit No. 3.12 of the Company’s registration Statement on Form 10-SB filed on June 23, 2000, and Exhibit No. 10.13 of the Company’s Form 10-KSB filed on March 31, 2003. These options are exercisable 3 years after the date of grant.

The following sets forth information regarding the exercise of options by the above executives and the year-end value of their unexercised options:

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised in-the- Money Options/SARs at FY- End ($) Exercisable/Unexercisable
Thomas J. Shaw	0	0	0	0
Steven R. Wisner	0	0	167,500/32,500	$7,000/0
Douglas W. Cowan	0	0	50,000/150,000	0
Michele M. Larios	0	0	50,400/149,600	0
Russell B. Kuhlman	0	0	50,600/99,400	0

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information relating to our equity compensation plans as of December 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,971,360	$8.43	2,028,640
Equity compensation plans not approved by security holders*	522,439	$3.88	N/A

Total	3,493,799	N/A	2,028,640

* In conjunction with a $3 million Loan Agreement and the purchase of 525,000 Series V shares by Katie Petroleum, we issued options for the purchase of 136,439 shares of Common Stock of the Company at an exercise price of $1 per share to Katie Petroleum and two affiliates. The options were exercisable immediately and expire on September 30, 2005.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of August 2, 2004, for: (a) each person known by us to own beneficially 5 percent or more of the voting capital stock, and (b) each Director and executive officer (earning in excess of $100,000 annually) who owns capital stock. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to his or her shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common Stock

As a Group	Officers and Directors 511 Lobo Lane, P.O. Box 9 Little Elm, TX 75068-0009	12,138,000	46.1%
As Individuals	Thomas J. Shaw(2)	11,280,000	42.8%
	Lillian E. Salerno(3)	2,794,500	10.6%
	Marwan Saker(4)	461,000	1.7%
	Russell B. Kuhlman(5)	50,600	Less than 1%
	Clarence Zierhut(6)	66,000	Less than 1%
	Douglas W. Cowan(7)	50,000	Less than 1%
	Steve R. Wisner(8)	170,000	1%
	Michele M. Larios(9)	60,400	Less than 1%

Series I-V Class B Stock

As a Group	Officers and Directors 511 Lobo Lane, P.O. Box 9 Little Elm, TX 75068-0009	447,500	14.1%
As Individuals	Thomas J. Shaw	80,000	2.5%
	Marwan Saker	355,000	11.2%
	Lillian E. Salerno	12,500	Less than 1%

(1)	The percentages of each class are based on 26,352,795 shares of Common Stock equivalents consisting of 22,580,679 shares of Common Stock outstanding, 3,181,616 shares of Preferred Stock convertible and options for the purchase of 590,500 shares of Common Stock obtainable within 60 days of this Report.
(2)	80,000 of the 11,280,000 shares identified as Common Stock are preferred shares which are eligible for conversion into Common Stock within 60 days of the Report.
(3)	Lillian Salerno is a holder of more than 5 percent of the Company’s voting stock. All other persons listed in the table are Officers or Directors of the Company. Furthermore, 12,500 of the shares identified as Common Stock are preferred shares which are eligible for conversion into Common Stock within 60 days of the Report.
(4)	355,000 shares identified as Common Stock are preferred shares which are eligible for conversion into Common Stock within 60 days of this Report. The shares are held as follows: Saker Investments holds 15,500 shares of Series IV Stock and 25,000 shares of Series V Stock, Sovana Cayman Islands, Inc. holds 300,000 shares of Series IV Stock, and My Investments holds 14,500 shares of Series IV Stock. Mr. Saker is an Officer or Director and shareholder for each of these companies. The remaining 106,000 shares identified as Common Stock are shares exercisable through the exercise of options held by Mr. Saker within 60 days of the Report.
(5)	These shares identified as Common Stock are shares acquirable by the exercise of stock options within 60 days of the Report.

(6)	These shares identified as Common Stock are shares acquirable by the exercise of stock options within 60 days of the Report.
(7)	These shares identified as Common Stock are shares acquirable by the exercise of stock options within 60 days of the Report.
(8)	167,500 of these shares identified as Common Stock are shares acquirable by the exercise of stock options within 60 days of the Report.
(9)	50,400 of the shares identified as Common Stock are shares acquirable by the exercise of stock options within 60 days of the Report.

There are no arrangements the operation of which would result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

We believe that all of the transactions set forth below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Thomas J. Shaw, our President and Chief Executive Officer who beneficially owned 49.6 percent of the outstanding Common Stock as of August 2, 2004, was paid a licensing fee of $500,000 (amortized over 17 years) by us for the exclusive worldwide licensing rights to manufacture, market, sell, and distribute retractable medical safety products. In addition, Mr. Shaw receives a 5 percent royalty on gross sales of all licensed products sold to customers over the life of the technology licensing agreement. Mr. Shaw was paid a royalty of $400,000 and $923,357 for 2002 and 2003, respectively. Mr. Shaw, in 2003, received a total of $728,609 from the proceeds of some of the settlements relating to an antitrust lawsuit styled Retractable Technologies, Inc. v. Becton Dickinson & Co., Tyco International (U.S.), Inc., Tyco Healthcare Group, L.P., Novation, L.L.C., VHA, Inc, Premier, Inc., and Premier Purchasing Partners, L.P. pursuant to the terms of the Covenant Not to Sue. Mr. Shaw and his wife waived royalties of $1.5 million in 2002.

Lillian E. Salerno, a consultant for the Company, a 10 percent shareholder, and former Director, d/b/a Mill Street Enterprises (“Mill Street”), a sole proprietorship, leases offices at 618, 620, 622, and 628 S. Mill Street, in Lewisville, Texas, to us for our marketing and sales department. This lease is for a five-year period beginning in July 2002 at a monthly rate of $2,900. Lease payments of $34,800 and $34,800 were paid in 2002 and 2003, respectively.

The Company has a consulting agreement with MediTrade International Corporation, a company controlled by Lillian E. Salerno. The contract was amended on August 23, 2000, and expired on May 31, 2001. The contract is now on a month-to-month basis. MediTrade has agreed to establish contacts with major European entities to develop marketing and distribution channels as well as licensing agreements. MediTrade is paid $16,667 per month and reimbursed for business expenses incurred on behalf of the Company, not to exceed $5,000 per month without prior approval for the term of the contract. During the years ended December 31, 2003 and 2002, the Company paid $253,952 and $201,120 respectively, under this agreement.

Item 13. Exhibits and Reports on Form 8-K

(a)	EXHIBITS

Exhibit No.	Description of Document
3(i)	Second Amended and Restated Articles of Incorporation of RTI filed August 14, 2000, as amended *

3(ii)	Amended and Restated Bylaws of RTI dated as of the 12th day of July, 2004 **** **** ***

10.1	Sample United States Distribution Agreement ***

10.2	Sample Foreign Distribution Agreement ***

10.3	Employment Agreement between RTI and Thomas J. Shaw dated as of September 28, 1999 ***

10.4	Technology License Agreement between Thomas J. Shaw and RTI dated the 23rd day of June 1995 ***

10.5	Loan Agreement Between RTI and Katie Petroleum, dated November 12, 2001, with the following exhibits: “Note,” “Security Agreement,” “Construction Loan Agreement,” “Real Estate Lien Note,” “Guaranty,” and “Deed of Trust” *** *** *

10.6	Consulting Agreement entered into on August 23, 2000, between RTI and Lillian Salerno dba Medi-Trade International **

10.7	First Amendment to Loan Agreement and Loan Documents and Note Modification Agreement entered into Between Katie Petroleum and RTI effective as of the 21st day of June 2002 ****

10.8	Loan Agreement Among RTI, Katie Petroleum and Thomas J. Shaw as of the 30th day of September, 2002 and Promissory Note *** ***

10.9	Royalty Waiver Agreement entered into among Retractable Technologies, Inc., Thomas J. Shaw, and Suzanne M. August effective as of June 21, 2002 *** **

10.10	RTI’s 1999 Stock Option Plan ***

10.11	First Amendment to 1999 Stock Option Plan *

10.12	1996 Incentive Stock Option Plan of RTI ***

10.13	1996 Stock Option Plan for Directors and Other Individuals ***

10.14	Settlement Agreement and Release by and among RTI, Thomas J. Shaw, New Medical Technology, Inc., New Medical Technology, LTD and NMT Group PLC dated effective as of April 27, 2004***** ****

10.15	Covenant Not to Sue between Thomas J. Shaw and Retractable Technologies, Inc. **** **** ***

10.16	Settlement Agreement and Release between Retractable Technologies, Inc. and Becton Dickinson and Company, Inc. dated effective July 2, 2004 **** **** **

Exhibit No.	Description of Document
14	Retractable Technologies, Inc. Code of Business Conduct and Ethics **** **** and **** **** ****

31.1	Certification of Principal Executive Officer **** **** ****

31.2	Certification of Principal Financial Officer **** **** ****

32	Section 1350 Certifications **** **** ****

*	Incorporated herein by reference to RTI’s Form 10-KSB filed on March 31, 2003

**	Incorporated herein by reference to RTI’s Registration Statement on Form 10SB-A filed on October 25, 2000

***	Incorporated herein by reference to RTI’s Registration Statement on Form 10-SB filed on June 23, 2000

****	Incorporated herein by reference to RTI’s Form 8-K filed on July 10, 2002

*** **	Incorporated herein by reference to RTI’s Form 10-QSB filed on August 14, 2002

*** ***	Incorporated herein by reference to RTI’s Form 8-K filed on October 10, 2002

*** *** *	Incorporated herein by reference to RTI’s Form 10-QSB filed on November 14, 2001

**** ****	Incorporated herein by reference to RTI’s Form 10-KSB filed on March 30, 2004

***** ****	Incorporated herein by reference to RTI’s Form 8-K filed on January 29, 2004

**** **** **	Incorporated herein by reference to RTI’s Form 8-K filed on July 6, 2004

**** **** ***	Incorporated herein by reference to RTI’s Form 10-QSB filed on August 16, 2004

**** **** ****	Filed herewith

(b)	REPORTS ON FORM 8-K

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

Date: September 10, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven R. Wisner
Steven R. Wisner
Executive Vice President, Engineering & Production and Director

09/10/04

/s/ Russell B. Kuhlman Russell B. Kuhlman
Vice President, Sales and Director

09/14/04

/s/ Douglas W. Cowan Douglas W. Cowan
Vice President, Chief Financial Officer, Treasurer, and Director

09/10/04

/s/ Clarence Zierhut Clarence Zierhut
Director

09/14/04

/s/ Marwan Saker Marwan Saker
Director

09/13/04