Form 10KSB/A
period 2003-12-31
RETRACTABLE TECHNOLOGIES INC
filed 2004-09-24
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10KSB-A2

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None except exhibits

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

EXPLANATORY NOTE

Amendment No. 1 to the Annual Report on Form 10-KSB of Retractable Technologies, Inc. (the “Company”) for the fiscal year ended December 31, 2003 was filed primarily for the purpose of amending and revising Items 3 (Legal Proceedings), 6 (Comparison of Year Ended December 31, 2003 and Year Ended December 31, 2002 and Significant Accounting Policies), and 7 (Summary of Significant Accounting Policies and Notes 13 and 14).

In connection with a Peer Review request of the Company’s independent accountant, the Company amended its Annual Report on Form 10-KSB to provide additional information concerning the aggregate payments to the Company and its attorneys resulting from the settlement agreements entered into with Premier Inc.; Premier Purchasing Partners, L.P.; VHA, Inc.; Novation, L.L.C.; Tyco International (US) Inc.; and Tyco Healthcare Group L.P. (the “GPO Settlements”) as well as certain additional consideration to be received under the GPO Settlements relating to the facilitation of the sale of the Company’s products to Premier and Novation member facilities.

Amendment No. 2 to the Annual Report on Form 10-KSB is being filed to add certain language to the audit reports issued by PricewaterhouseCoopers LLP and CF & Co., L.L.P. reflecting that the audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

This Form 10KSB-A2 has also been updated to reflect material events that have occurred subsequent to March 31, 2004, including, but not limited to, our annual meeting, the election of a Class 1 Director, and our settlements with Becton Dickinson and Company, Inc. and New Medical Technology, Inc. and affiliates.

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

On September 17, 2004, the Company held its annual meeting. The Class 2 Director nominees were elected and proposal number 2 was authorized. In addition the Board of Directors elected John J. McDonald, Jr. as a Class 1 Director. Accordingly, as of September 17, 2004, the Board of Directors consisted of:

Thomas J. Shaw	Class 2 Director
Steven R. Wisner	Class 2 Director
Russell B. Kuhlman	Class 1 Director
Douglas W. Cowan	Class 2 Director
Clarence Zierhut	Class 2 Director
Marwan Saker	Class 2 Director
John J. McDonald, Jr.	Class 1 Director

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

Item 7. Financial Statements

RETRACTABLE TECHNOLOGIES, INC.

FINANCIAL STATEMENTS AND

REPORTS OF INDEPENDENT ACCOUNTANTS

DECEMBER 31, 2003 AND 2002

RETRACTABLE TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

April 27, 2004, July 2, 2004 and July 20, 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

the Stockholders of Retractable Technologies, Inc.:

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in stockholders’ equity and of cash flows, present fairly, in all material respects, the financial position of Retractable Technologies, Inc. at December 31, 2001 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information concerning our Directors, executive officers, and certain of our significant employees as of the date of this filing. Our Board of Directors consists of a total of nine (9) members, four (4) members of which are generally Class 1 Directors and five (5) of which are generally Class 2 Directors which serve for two-year terms. Because of dividend default voting rights, Series II Class B Shareholders had the right to fill one-third (1/3) of the Board seats. Due to dividend default voting rights of the Series II Class B Shareholders, three (3) of the Class 1 Director seats were filled by Series II Directors. However, the Board of Directors has declared and paid a dividend, of all amounts in arrrears as of June 30, 2004, to the Series I and Series II Class B Shareholders. Accordingly, as of August 27, 2004, the dividend payment date, the terms of the Series II Directors terminated and the Board seats reverted to Class 1 Director seats. The two (2) vacancies will be filled by Directors appointed by the remaining Board members. Management intends to recommend that the vacancies be filled by independent Directors. Such appointed Directors will serve until the Class 1 Directors are up for election at the 2005 annual meeting of shareholders.

Name	Age	Position	Term as Director Expires
EXECUTIVES
Thomas J. Shaw	54	Chairman, President, Chief Executive Officer, and Class 2 Director	2006
Steven R. Wisner	46	Executive Vice President, Engineering & Production and Class 2 Director	2006
Lawrence G. Salerno	44	Director of Operations	N/A
James A. Hoover	56	Production Manager	N/A
Russell B. Kuhlman	50	Vice President, Sales, and Class 1 Director	2005
Kathryn M. Duesman	41	Director of Clinical Services	N/A
Douglas W. Cowan	61	Vice President, Chief Financial Officer, Treasurer, and Class 2 Director	2006
Michele M. Larios	38	Vice President, General Counsel, and Secretary	N/A

Name	Age	Position	Term as Director Expires
INDEPENDENT DIRECTORS
Clarence Zierhut	75	Class 2 Director	2006
Marwan Saker	48	Class 2 Director	2006
John J. McDonald, Jr.	54	Class 1 Director	2005

SIGNIFICANT EMPLOYEES
Phillip L. Zweig	57	Communications Director	N/A
Judy Ni Zhu	45	Research and Development Manager	N/A
Weldon G. Evans	62	Manager of Manufacturing Engineering	N/A
Roni Diaz	33	Director of Regulatory Affairs	N/A
Timothy E. Poquette	49	Quality Assurance Manager	N/A
John W. Fort III	36	Director of Accounting	N/A

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

Audit Committee Financial Expert

Mr. John J. McDonald serves as the Company’s designated Audit Committee Financial Expert.

COMPENSATION AND BENEFITS COMMITTEE

We have a separately designated standing Compensation and Benefits Committee consisting of Clarence Zierhut and John J. McDonald, Jr. As of August 27, 2004, the Compensation and Benefits Committee has one vacancy.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common Stock

As a Group	Officers and Directors 511 Lobo Lane, P.O. Box 9 Little Elm, TX 75068-0009	12,170,500	46.2%
As Individuals	Thomas J. Shaw(2)	11,280,000	42.8%
	Lillian E. Salerno(3)	2,794,500	10.6%
	Marwan Saker(4)	461,000	1.7%
	Russell B. Kuhlman(5)	50,600	Less than 1%
	Clarence Zierhut(6)	66,000	Less than 1%
	Douglas W. Cowan(7)	50,000	Less than 1%
	Steve R. Wisner(8)	170,000	1%
	Michele M. Larios(9)	60,400	Less than 1%
	John J. McDonald, Jr.(10)	32,500	Less than 1%

Series I-V Class B Stock

As a Group	Officers and Directors 511 Lobo Lane, P.O. Box 9 Little Elm, TX 75068-0009	437,500	13.8%
As Individuals	Thomas J. Shaw	80,000	2.5%
	Marwan Saker	355,000	11.2%
	Lillian E. Salerno	12,500	Less than 1%
	John J. McDonald	2,500	Less than 1%

(1)	The percentages of each class are based on 26,352,795 shares of Common Stock equivalents consisting of 22,580,679 shares of Common Stock outstanding, 3,181,616 shares of Preferred Stock convertible and options for the purchase of 590,500 shares of Common Stock obtainable within 60 days of this Report.
(2)	80,000 of the 11,280,000 shares identified as Common Stock are preferred shares which are eligible for conversion into Common Stock within 60 days of the Report.
(3)	Lillian Salerno is a holder of more than 5 percent of the Company’s voting stock. All other persons listed in the table are Officers or Directors of the Company. Furthermore, 12,500 of the shares identified as Common Stock are preferred shares which are eligible for conversion into Common Stock within 60 days of the Report.
(4)	355,000 shares identified as Common Stock are preferred shares which are eligible for conversion into Common Stock within 60 days of this Report. The shares are held as follows: Saker Investments holds 15,500 shares of Series IV Stock and 25,000 shares of Series V Stock, Sovana Cayman Islands, Inc. holds 300,000 shares of Series IV Stock, and My Investments holds 14,500 shares of Series IV Stock. Mr. Saker is an Officer or Director and shareholder for each of these companies. The remaining 106,000 shares identified as Common Stock are shares exercisable through the exercise of options held by Mr. Saker within 60 days of the Report.
(5)	These shares identified as Common Stock are shares acquirable by the exercise of stock options within 60 days of the Report.

(6)	These shares identified as Common Stock are shares acquirable by the exercise of stock options within 60 days of the Report.
(7)	These shares identified as Common Stock are shares acquirable by the exercise of stock options within 60 days of the Report.
(8)	167,500 of these shares identified as Common Stock are shares acquirable by the exercise of stock options within 60 days of the Report.
(9)	50,400 of the shares identified as Common Stock are shares acquirable by the exercise of stock options within 60 days of the Report.
(10)	2,500 of these shares identified as Common Stock are preferred shares which are eligible for conversion into Common Stock within 60 days of the Report. 30,000 are shares acquirable by the exercise of stock options within 60 days of the Report.

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

Item 13. Exhibits and Reports on Form 8-K

(a)	EXHIBITS

Exhibit No.	Description of Document
3(i)	Second Amended and Restated Articles of Incorporation of RTI filed August 14, 2000, as amended *

3(ii)	Amended and Restated Bylaws of RTI dated as of the 12th day of July, 2004 **** **** **

10.1	Sample United States Distribution Agreement ***

10.2	Sample Foreign Distribution Agreement ***

10.3	Employment Agreement between RTI and Thomas J. Shaw dated as of September 28, 1999 ***

10.4	Technology License Agreement between Thomas J. Shaw and RTI dated the 23rd day of June 1995 ***

10.5	Loan Agreement Between RTI and Katie Petroleum, dated November 12, 2001, with the following exhibits: “Note,” “Security Agreement,” “Construction Loan Agreement,” “Real Estate Lien Note,” “Guaranty,” and “Deed of Trust” *** *** *

10.6	Consulting Agreement entered into on August 23, 2000, between RTI and Lillian Salerno dba Medi-Trade International **

10.7	First Amendment to Loan Agreement and Loan Documents and Note Modification Agreement entered into Between Katie Petroleum and RTI effective as of the 21st day of June 2002 ****

10.8	Loan Agreement Among RTI, Katie Petroleum and Thomas J. Shaw as of the 30th day of September, 2002 and Promissory Note *** ***

10.9	Royalty Waiver Agreement entered into among Retractable Technologies, Inc., Thomas J. Shaw, and Suzanne M. August effective as of June 21, 2002 *** **

10.10	RTI’s 1999 Stock Option Plan ***

10.11	First Amendment to 1999 Stock Option Plan *

10.12	1996 Incentive Stock Option Plan of RTI ***

10.13	1996 Stock Option Plan for Directors and Other Individuals ***

10.14	Settlement Agreement and Release by and among RTI, Thomas J. Shaw, New Medical Technology, Inc., New Medical Technology, LTD and NMT Group PLC dated effective as of April 27, 2004**** ****

10.15	Covenant Not to Sue between Thomas J. Shaw and Retractable Technologies, Inc. **** **** **

10.16	Settlement Agreement and Release between Retractable Technologies, Inc. and Becton Dickinson and Company, Inc. dated effective July 2, 2004 **** **** *

Exhibit No.	Description of Document
14	Retractable Technologies, Inc. Code of Business Conduct and Ethics **** **** ***

31.1	Certification of Principal Executive Officer **** **** ***

31.2	Certification of Principal Financial Officer **** **** ***

32	Section 1350 Certifications **** **** ***

*	Incorporated herein by reference to RTI’s Form 10-KSB filed on March 31, 2003

**	Incorporated herein by reference to RTI’s Registration Statement on Form 10SB-A filed on October 25, 2000

***	Incorporated herein by reference to RTI’s Registration Statement on Form 10-SB filed on June 23, 2000

****	Incorporated herein by reference to RTI’s Form 8-K filed on July 10, 2002

*** **	Incorporated herein by reference to RTI’s Form 10-QSB filed on August 14, 2002

*** ***	Incorporated herein by reference to RTI’s Form 8-K filed on October 10, 2002

*** *** *	Incorporated herein by reference to RTI’s Form 10-QSB filed on November 14, 2001

**** ****	Incorporated herein by reference to RTI’s Form 8-K filed on April 29, 2004

**** **** *	Incorporated herein by reference to RTI’s Form 8-K filed on July 6, 2004

**** **** **	Incorporated herein by reference to RTI’s Form 10-QSB filed on August 16, 2004

**** **** ***	Filed herewith

(b)	REPORTS ON FORM 8-K

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

Date: September 24, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEVEN R. WISNER
Steven R. Wisner
Executive Vice President, Engineering & Production and Director

09/24/04

/s/ RUSSELL B. KUHLMAN
Russell B. Kuhlman
Vice President, Sales and Director

09/24/04

/s/ DOUGLAS W. COWAN Douglas W. Cowan
Vice President, Chief Financial Officer, Treasurer, and Director

09/24/04

/s/ CLARENCE ZIERHUT Clarence Zierhut
Director

09/24/04

/s/ JOHN J. MCDONALD, JR. John J. McDonald, Jr.
Director

09/24/04