Form 10QSB
period 2004-09-30
RETRACTABLE TECHNOLOGIES INC
filed 2004-11-15
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,201,998 shares of Common Stock, no par value, issued and outstanding on November 1, 2004.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,361,437	$8,155,621
Accounts receivable, net	2,367,475	1,170,231
Inventories, net	3,983,195	3,976,584
Other current assets	487,039	194,310

Total current assets	74,199,146	13,496,746

Property, plant, and equipment, net	10,031,855	9,678,826
Intangible assets, net	361,261	394,369
Other assets	45,112	60,565

Total assets	$84,637,374	$23,630,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,084,284	$2,335,389
Current portion of long-term debt	211,239	210,681
Accrued compensation	388,255	231,959
Marketing fees payable	1,419,760	1,419,760
Accrued royalties	604,344	1,156,633
Other accrued liabilities	309,895	152,800
Income taxes payable	13,135,908	265,473

Total current liabilities	18,153,685	5,772,695

Long-term debt, net of current maturities	2,587,338	2,723,001

Stockholders’ equity
Preferred stock $1 par value:
Series I, Class B	199,400	229,400
Series II, Class B	289,000	418,500
Series III, Class B	137,745	145,245
Series IV, Class B	556,000	1,066,000
Series V, Class B	1,389,971	1,732,071
Common Stock, no par value	—	—
Additional paid-in capital	46,115,511	51,448,561
Retained earnings (deficit)	15,208,724	(39,904,967)

Total stockholders’ equity:	63,896,351	15,134,810

Total liabilities and stockholders’ equity	$84,637,374	$23,630,506

See accompanying notes to condensed financial statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended September 30, 2004	Three Months ended September 30, 2003	Nine Months ended September 30, 2004	Nine Months ended September 30, 2003
Sales, net	$6,990,773	$4,143,807	$15,591,370	$13,059,115
Reimbursed discounts	186,032	—	217,418	—

Total sales	7,176,805	4,143,807	15,808,788	13,059,115
Cost of sales	5,557,957	3,487,691	11,464,118	9,838,884

Gross profit	1,618,848	656,116	4,344,670	3,220,231

Operating expenses:
Sales and marketing	1,013,206	827,461	2,700,972	2,980,850
Research and development	135,572	125,309	379,619	385,539
General and administrative	1,631,330	1,582,392	7,043,363	4,502,785

Total operating expenses	2,780,108	2,535,162	10,123,954	7,869,174

Loss from operations	(1,161,260)	(1,879,046)	(5,779,284)	(4,648,943)

Interest income	199,989	16,208	231,963	31,160
Interest expense, net	(64,539)	(68,073)	(202,127)	(235,067)
Litigation settlements, net	65,150,304	—	74,201,554	13,879,511

Net income (loss) before income taxes	64,124,494	(1,930,911)	68,452,106	9,026,661
Provision for income taxes	(13,275,982)	—	(13,338,415)	—

Net income (loss)	50,848,512	(1,930,911)	55,113,691	9,026,661
Preferred stock dividend requirements	(479,490)	(627,233)	(1,611,707)	(1,954,002)

Earnings (loss) applicable to common shareholders	$50,369,022	$(2,558,144)	$53,501,984	$7,072,659

Earnings (loss) per share – basic	$2.21	$(0.12)	$2.39	$0.34

Earnings (loss) per share - diluted	$1.91	$(0.12)	$2.10	$0.30

Weighted average common shares outstanding	22,803,452	21,504,353	22,399,555	20,781,379

See accompanying notes to condensed financial statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months ended September 30, 2004	Nine Months ended September 30, 2003
Cash flows from operating activities
Net Income	$55,113,691	$9,026,661
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation and amortization	975,599	981,317
Capitalized interest	(11,144)	(20,769)
Stock option compensation	602,693	286,931
Provision for doubtful accounts	51,378	62,807
Accreted interest	75,840	75,839
(Increase) decrease in inventories	(6,611)	(2,058,377)
(Increase) decrease in accounts and note receivable	(1,248,622)	1,395,518
(Increase) decrease in other current assets	(277,276)	3,013
Increase (decrease) in accounts payable	(251,105)	(1,729,677)
Increase (decrease) in marketing fees payable	—	(45,838)
Increase (decrease) in other accrued liabilities	(238,900)	58,060
Increase (decrease) in income taxes payable	12,870,435	—

Net cash provided by operating activities	67,655,978	8,035,485

Cash flows from investing activities
Purchase of property, plant, and equipment	(1,260,223)	(210,005)
Acquisition of patents, trademarks, licenses, and intangibles	—	(24,713)

Net cash used by investing activities	(1,260,223)	(234,718)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(71,357)	(348,477)
Payment of dividends on Series A Convertible Preferred Stock	—	(459,088)
Payment of dividends on Series I and II Class B Convertible Preferred Stock	(7,118,582)	—

Net cash used by financing activities	(7,189,939)	(807,565)

Net increase in cash	59,205,816	6,993,202
Cash and cash equivalents at:
Beginning of period	8,155,621	1,342,117

End of period	$67,361,437	$8,335,319

Supplemental disclosures of cash flow information:
Interest paid	$148,414	$224,107
Income taxes paid	$415,223	$—

Supplemental schedule of noncash financing activities:
Debt assumed to acquire assets	$—	$16,294
Closing costs rolled into long-term debt	$24,154	$—
Conversion of long-term debt into Common Stock	$163,740	$249,998

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

Property, plant, and equipment

Property, plant, and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity and interest cost associated with significant capital additions. For the nine months ended September 30, 2004 and 2003, the Company capitalized interest of approximately $11,144 and $20,769, respectively. Gains or losses from property disposals are included in income.

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

Litigation proceeds

Proceeds from litigation settlements with Becton Dickinson & Co., Premier Inc.; Premier Purchasing Partners, L.P.; VHA, Inc.; Novation, L.L.C.; Tyco International (US) Inc. and Tyco Healthcare Group L.P. in the Company’s federal antitrust lawsuit, Retractable Technologies, Inc. v. Becton Dickinson & Co. (“BD”) et al. are recognized when realizable. Generally, realization is not reasonably assured and expected until proceeds are collected. Such amounts are net of attorneys’ fees, court costs, legal expenses and amounts payable under the Covenant Not to Sue. Liability for attorneys’ fees is not incurred until proceeds are collected.

Payments under the discount reimbursement program are recognized upon delivery of the product, provided collection is reasonably assured. Such amounts are presented in the Condensed Statements of Operations as a separate component of revenues. Discount reimbursements under the settlement agreement were $186,032 and $217,418 for the three and nine months ended September 30, 2004, respectively.

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

Earnings per share

The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings per share are computed by dividing net earnings for the period (adjusted for any cumulative preferred dividends for the period) by the weighted average number of common shares outstanding during the period. The Company has potentially dilutive Common Stock equivalents consisting of convertible preferred stock, options, and convertible debt. The potential dilution, if any, is shown on the following schedule.

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net income	$50,848,512	$(1,930,911)	$55,113,691	$9,026,661
Preferred dividend requirements	(479,490)	(627,233)	(1,611,707)	(1,954,002)

Income available to common shareholders	50,369,022	(2,558,144)	53,501,984	7,072,659

Effect of dilutive securities:
Conversion of preferred stock	479,490		1,611,707
Convertible debt interest and loan fees	(499,725)		(429,402)	(441,334)

Income available to common shareholders after assumed conversions	$50,348,787	$(2,558,144)	$54,684,289	$6,631,325

Average common shares outstanding	22,803,452	21,504,353	22,399,555	20,781,379

Dilutive stock equivalents from stock options	287,438		313,271	288,548

Shares issuable upon conversion of preferred stock	2,572,116		2,572,116

Shares issuable upon conversion of convertible debt	703,235		703,235	750,000

Average common and common equivalent shares outstanding – assuming dilution	26,366,241	21,504,353	25,988,176	21,819,927

Basic earnings per share	$2.21	$(0.12)	$2.39	$0.34

Diluted earnings per share	$1.91	$(0.12)	$2.10	$0.30

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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2004	2003	2004	2003
Net income, as reported		$50,848,512	$(1,930,911)	$55,113,691	$9,026,661
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	209,907	171,393	602,693	286,931

Deduct:	Total stock-based employee compensation expense determined by fair value based method for all awards, net of related tax effects	(209,907)	(199,352)	(602,693)	(387,545)

Pro forma net income		$50,848,512	$(1,958,871)	$55,113,691	$8,926,047

Earnings (loss) per share (basic)-as reported		$2.21	$(0.12)	$2.39	$0.34

Earnings (loss) per share (diluted)-as reported		$1.91	$(0.12)	$2.10	$0.30

Earnings (loss) per share (basic)-pro forma		$2.21	$(0.12)	$2.39	$0.34

Earnings (loss) per share (diluted)-pro forma		$1.91	$(0.12)	$2.10	$0.30

On May 11, 2004, the Board of Directors approved issuance of stock options to employees and directors under the 1999 Stock Option Plan. Employees, except for Thomas J. Shaw, will be issued incentive stock options for 115,775 shares of Common Stock. Vesting will occur over a three-year period and the option exercise period will be ten years. The number of options or the exercise price, or a combination of both, will be adjusted if their fair value exceeds $232,000. Independent Directors were issued nonqualified options for the purchase of Common Stock aggregating 25,000 shares. These options vested immediately and be exercisable over a five-year period.

3.	INCOME TAX

The provision for income taxes for the three and nine month periods ended September 30, 2004 consists of Federal and state income taxes, net of the benefit of net operating losses carried forward. Income taxes for the three and nine month periods ended September 30, 2004 and 2003 were reduced by the benefit of applicable net operating losses carried forward.

4.	DIVIDENDS

On July 20, 2004 the Board of Directors declared a dividend payable August 27, 2004 to shareholders of record as of August 17, 2004. The dividend paid the arrearage of $2,550,338 on the Series I Class B stock and arrearage of $4,568,245 on the Series II Class B stock from date of original issue to conversion or June 30, 2004, whichever is appropriate.

5.	LITIGATION PROCEEDS

Effective July 2, 2004, the Company entered into a Settlement Agreement and Release with BD (the “Settlement Agreement”) in its Federal anti-trust lawsuit, Retractable Technologies, Inc. v. Becton Dickinson & Co. et al. Pursuant to the Settlement Agreement, BD paid One Hundred Million Dollars ($100,000,000.00) into the registry of the Court. This amount was received on July 7, 2004. The Company received $65.1 million of the proceeds which is net of attorney fees and expenses estimated not to exceed $31.5 million and approximately $3.4 million paid to Thomas J. Shaw, President and CEO, under a Covenant Not to Sue.

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

Effective as of April 27, 2004, the Company and Thomas J. Shaw entered into a Settlement Agreement and Release (the “NMT Settlement Agreement”) with New Medical Technology, Inc.; New Medical Technology, LTD. and NMT Group PLC (collectively “NMT”). Pursuant to the NMT Settlement Agreement NMT and all parties acting in concert with them are enjoined from importing the NMT Safety Syringe into the United States and from making, using, selling, or offering to sell the NMT Safety Syringe within the United States until the lapse or expiration of the subject patents. In addition NMT paid One Million Dollars ($1,000,000.00) to the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

OVERVIEW

We have been marketing our products into the market place since 1997. In May 2000 we signed a National Marketing and Distribution Agreement with Abbott. We terminated this agreement in October 2003. Our products have been and continue to be distributed nationally through numerous distributors. However, we have been blocked from access to the market by exclusive marketing practices engaged in by BD who dominates the market. As a result of the anticompetitive practices of BD and others we entered into litigation. This litigation resulted in settlements with all parties. We continue to attempt to gain access to the market through our sales efforts and innovative technology. We are focusing on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer our technology at a reduced price. We believe our current capitalization provides the resources necessary to implement these changes and greatly improve our manufacturing capacity and efficiency, thereby reducing our unit cost.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this Form 10-QSB containing the words “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the impact of dramatic increases in demand, our ability to quickly increase our capacity in the event of a dramatic increase in demand, our ability to access the market, our ability to decrease production costs, our ability to continue to finance research and development as well as operations and expansion of production, and the increased interest of larger market players, specifically BD, in providing safety needle devices. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. Variances have been rounded for ease of reading. All period references are to the periods ended September 30, 2004, or September 30, 2003.

Comparison of Three Months Ended

September 30, 2004, and September 30, 2003

Total sales were $7,176,805 and $4,143,807 for the three months ended September 30, 2004 and 2003, respectively. Unit sales increased 84.6 percent and net sales revenues increased $3,032,998, or 73.2 percent, due to significant increases in international and domestic sales. The average sales price decreased due principally to the increase in international sales which has a lower unit sales price. In 2004, two distributors each accounted for more than 10 percent of units sold.

Cost of sales increased from $3,487,691 in 2003 to $5,557,957 in 2004, an increase of $2,070,266, or 59.4 percent. The increase is principally due to additional product sales. Royalty expense increased $239,000. Decreases in expenses were reduction in repairs of $136,000, samples of $46,000, sterilization costs of $34,000 and other costs of $57,000.

Gross profit increased from $656,116 in 2003 to $1,618,948 in 2004, an increase of $962,732. Gross profit as a percentage of net sales was 15.8 percent and 22.6 percent for the three months ended September 30, 2003 and 2004, respectively.

Sales and marketing expense increased from $827,461 in 2003 to $1,013,206 in 2004, an increase of $185,745. The increase is principally due to increased labor costs of the sales force of $106,000, increases in expenses related to travel and entertainment expense of $76,000, consulting costs of $56,000, and marketing fees of

$25,000. Decreases in expenses include marketing fees to Abbott of $93,000 and meetings and trade show expense of $22,000

Research and development costs were relatively flat with an increase in labor of $25,000 offset by a decrease in samples for testing of $16,000.

General and administrative costs decreased slightly with increases in property and franchise taxes of $86,000 offset by a decrease in legal fees of $106,000.

Interest income increased $183,781 due to higher invested cash balances.

The Company received $65,150,304 in litigation settlements. See note 5 to the condensed financial statements.

Income tax expense reflects the federal and state current tax expense after taking into effect the Company’s net operation loss carry forwards.

Preferred stock dividend requirements were $479,490 for 2004 compared to $627,233 in 2003, a decrease of $147,743. The decrease is due to a reduction in the outstanding Preferred Stock, principally the Series IV and V Class B Stock.

Basic earnings (loss) per share were $(0.12) and $2.21, in 2003 and 2004, respectively. Diluted earnings (loss) per share were $(0.12) and $1.91, in 2003 and 2004, respectively.

Comparison of Nine Months Ended

September 30, 2004, and September 30, 2003

Total sales were $15,808,788 and $13,059,115 for the nine months ended September 30, 2004 and 2003, respectively. Unit sales increased 35.0 percent. Total sales revenues increased $2,749,673, or 21.1 percent, due to increases in international and domestic sales, mitigated by lower average sales prices in the international market and the decrease of sales to Abbott, which had a higher unit sales price. The decrease related to the higher unit sales price to Abbott in revenues was $980,000 and was offset by a similar decrease in Abbott marketing fees. In 2004, two distributors each accounted for more than 10 percent of units sold.

Cost of sales increased from $9,838,884 in 2003 to $11,464,118 in 2004, an increase of $1,625,234, or 16.5 percent. The increase is principally due to additional product sales. Royalty expense increased $380,000. Decreases in expenses were reduction in repairs of $219,000, insurance costs of $54,000, samples of $30,000, sterilization costs of $40,000, testing costs of $24,000 and other costs of $57,000.

Gross profit increased from $3,220,231 in 2003 to $4,344,670 in 2004, an increase of $1,124,439. Gross profit margins were 24.7 and 27.5 percent for 2003 and 2004, respectively.

Sales and marketing expense decreased from $2,980,850 in 2003 to $2,700,972 in 2004, a decrease of $279,878. The decrease is principally due to reduced marketing fees to Abbott of $980,000. Increases in expenses related to labor costs were $354,000 reduced by 2003 bonuses of 108,000, and administrative fees of $58,000 which reduced the favorable variance. Other increased expenses related to the marketing and sales efforts were meetings and trade show expense of $46,000, travel and entertainment expense of $123,000, samples and promotional materials of $78,000, and advertising expense of $55,000.

Research and development costs were relatively flat with an increase in labor of $78,000 offset by decreases in bonus expense of $25,000, experimental parts of $27,000, and consulting of $24,000.

General and administrative costs increased from $4,502,785 in 2003 to $7,043,363 in 2004, an increase of $2,540,578. Legal expenses increased $2,200,000, due principally to litigation costs involving the antitrust suit, the patent infringement suit and patent cost. There will be no further material expense regarding these two matters. Franchise and property tax increased $251,000. Compensation expense increased $290,000, bonus expense decreased from $240,000 in 2003 to zero in 2004, stock option expense increased 118,000, and accounting fees increased $48,000.

Consulting expense decreased $32,000, insurance costs decreased $51,000, and bad debt expense decreased $61,000.

Interest income increased $200,803 due to higher invested cash balances.

The Company received $74,201,554 and $13,879,511 in litigation settlements for the nine months ended September 30, 2004 and 2003, respectively. See note 5 to the condensed financial statements.

Income tax expense reflects federal and state current tax expense after taking into effect the Company’s net operating loss carry forwards.

Preferred stock dividend requirements were $1,611,707 for 2004 compared to $1,954,002 in 2003, a decrease of $342,295. The decrease is due to a reduction in the outstanding Preferred Stock, principally the Series IV and Series V Class B Stock.

Basic earnings per share were $0.34 and $2.39 in 2003 and 2004 respectively. Diluted earnings per share were $0.30 and $2.10 in 2003 and 2004 respectively.

Cash flow increased from $8,035,485 for the nine months ended September 30, 2003, to $67,655,978 for the nine months ended September 30, 2004 an increase of $59,620,493. The increase in cash flow was due to settlement proceeds reached in litigation, reduced by losses from operations, and increases in accounts receivable. The Company paid dividends of $459,088 and $7,118,582 in 2003 and 2004, respectively.

Cash used in investing activities was $1,260,223 in 2004 due principally to capital expenditures incurred in constructing the warehouse.

Over 1,000,000 Shares of Class B Convertible Preferred Stock have been converted into Common Stock of the Company in 2004.

LIQUIDITY AND FUTURE CAPITAL REQUIREMENTS

Historical Sources of Liquidity

We have historically funded operations primarily from proceeds from private placements and loans. We were capitalized with approximately $52,600,000 raised from six separate private placement offerings. We obtained $3,910,000 in 2000 from bank loans of which $3,435,000 has been repaid and $475,000 was refinanced with the new note with 1st International as discussed below. Additionally, we received a Small Business Administration loan of $1,000,000 in 1996 to pay for portions of automated assembly equipment, multi-cavity molds, and other equipment. This loan has been repaid. Furthermore, we borrowed $5,000,000 in 2000 under our Credit Agreement with Abbott. In October 2002 we repaid the Abbott note with proceeds from a new note from Katie Petroleum for $3,000,000 and a portion of the proceeds from a Series V Class B offering.

Internal Sources of Liquidity

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

Sales revenues increased 73.2 percent from 2003 to 2004 due to increases in domestic and international sales.

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

External Sources of Liquidity

We have obtained several loans over the past six years, which have, together with the proceeds from sales of equities, enabled us to pursue development and production of our products. Currently we believe we could obtain additional funds through loans if needed. Furthermore, the shareholders have authorized an additional 5,000,000 shares of a Class C stock that could, if necessary, be used to raise funds through the sale of equity.

Contractual Obligations and Commercial Commitments

The following chart summarizes all of our material obligations and commitments to make future payments under contracts such as debt and lease agreements as of September 30, 2004:

	Payments Due by Period
Contractual Obligations	Total	2004	2005-2006	2007-2008	Thereafter
Long-Term Debt	$3,312,090	$72,457	$642,243	$709,099	$1,888,291
Capital Lease Obligations	21,373	4,245	17,128	—	—
Operating Lease Obligations	95,700	8,700	69,600	17,400	—
Total Contractual Cash Obligations	$3,429,163	$85,402	$728,971	$726,499	$1,888,291

Material Commitments for Expenditures

Assuming we are able to access the market, we may obtain additional capital to fund capital expenditures and working capital needs. Management may fund these expenditures through debt and equity offerings. Capital expenditures could include additional assembly lines, manufacturing space, warehousing, and related infrastructure. The expansion could include those products that have been developed but not yet marketed, as well as expanding manufacturing capacity for existing products.

We had $1,260,223 in capital expenditures for the nine months ended September 30, 2004. We anticipate capital expenditures of approximately $3,000,000 in 2004 primarily for the construction of a warehouse.

Off Balance Sheet Transactions

We have no off-balance sheet transactions.

Item 3. Controls and Procedures.

Pursuant to paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) and on November 12, 2004, our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) and determined that, as of September 30, 2004, and based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 there were no significant deficiencies in these procedures. The CEO and CFO determined that our disclosure controls and procedures are effective.

There have been no material changes during the third quarter of 2004 in our internal controls over financial reporting or in any other factor that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On August 16, 2004, we filed a Form 10-QSB for the period ended June 30, 2004, where we reported our settlements with BD and NMT and affiliates. We also announced an additional payment of funds under the GPO settlement agreements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following discussion outlines all securities sold by us for cash or services rendered during the third quarter of 2004. All of the shares sold or granted were issued pursuant to the authority granted by the private offering exemption outlined in Section 4(2) and/or Rule 506 of Regulation D under the Securities Act to a limited number of persons and without a view toward distribution.

On July 1, 2004, Katie Petroleum, Inc. exchanged $23,492 of debt principal owed by the Company pursuant to the $3,000,000 Note payable for 5,873 shares of Common Stock at an exchange rate of $4 of indebtedness per share.

On August 1, 2004, Katie Petroleum exchanged $23,588 of debt principal by the Company pursuant to the $3,000,000 Note payable for 5,897 shares of Common Stock at an exchange rate of $4 of indebtedness per share.

On September 1, 2004, Katie Petroleum exchanged $23,688 of debt principal by the Company pursuant to the $3,000,000 Note payable for 5,922 shares of Common Stock at an exchange rate of $4 of indebtedness per share.

Working Capital Restrictions

The Company maintains cash for use as collateral for letters of credit the Company provides from time to time to enable, among other things, the purchase of product from China. As of September 30, 2004, the Company had no funds held as restricted cash for such purposes. The Board of Directors has authorized Management to borrow and incur indebtedness in the form of letters of credit in an aggregate amount, at any one time, of $3,000,000.00.

Item 3. Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

For the nine months ended September 30, 2004, $25,288 in dividends is in arrears. The total arrearage is $25,288.

Series II Class B Convertible Preferred Stock

For the nine months ended September 30, 2004, $94,732 in dividends is in arrears. The total arrearage is $94,732.

Series III Class B Convertible Preferred Stock

For the nine months ended September 30, 2004, $107,557 in dividends is in arrears. The total arrearage is $2,547,218.

Series IV Class B Convertible Preferred Stock

For the nine months ended September 30, 2004, $740,972 in dividends is in arrears. The total arrearage is $4,673,471.

Series V Class B Convertible Preferred Stock

For the nine months ended September 30, 2004, $388,016 is in arrears. The total arrearage is $1,486,168.

Item 4. Submission of Matters to a Vote of Security Holders.

The 2004 Annual Meeting of Stockholders (the “Annual Meeting”) of the Company was held on September 17, 2004, at 10:00 a.m., CST. The purposes of the meeting were to: (1) elect five Class 2 Directors and (2) to authorize the deletion of Section (b) of Article X of the Company’s Second Amended and Restated Articles of Incorporation.

Of the 22,578,179 shares of Common Stock of the Company entitled to vote, 21,165,952 shares were represented in person or by proxy at the Annual Meeting, which is more than the 11,289,090 required to constitute a quorum. Accordingly, the following matters were submitted to a vote.

1. The election of five Class 2 Directors was put to a vote and the results were as follows:

NOMINEES	FOR	WITHHELD
Thomas J. Shaw	20,940,940	225,012
Steven R. Wisner	20,958,540	207,412
Douglas W. Cowan	20,958,540	207,412
Marwan Saker	21,061,225	104,727
Clarence Zierhut	21,061,225	104,727

Accordingly, Thomas J. Shaw, Steven R. Wisner, Douglas W. Cowan, Marwan Saker, and Clarence Zierhut were elected as Class 2 Directors to serve until the Company’s 2006 Annual Meeting.

2. The proposal to authorize the deletion of Section (b) of Article X of the Company’s Second Amended and Restated Articles of Incorporation was put to a vote and the result was as follows:

FOR	AGAINST	ASBTENTIONS	BROKER NON-VOTES
17,365,519	29,007	103,100	3,668,326

Accordingly, the common stockholders authorized the deletion of Section (b) of Article X of the Company’s Second Amended and Restated Articles of Incorporation.

As of the adjournment of the September 17, 2004, Annual Meeting of Stockholders, the Board of Directors consisted of the following members:

Thomas J. Shaw	Class 2 Director
Steven R. Wisner	Class 2 Director
Russell B. Kuhlman	Class 1 Director
Douglas W. Cowan	Class 2 Director
Clarence Zierhut	Class 2 Director
Marwan Saker	Class 2 Director

At a Board meeting held on September 17, 2004, after the shareholders’ meeting the remaining Directors elected John J. McDonald, Jr. as a Class 1 Director to serve until the 2005 annual meeting.

Item 6. Exhibits.

Exhibit No.	Description of Document
3	Third Amended and Restated Articles of Incorporation

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: November 15, 2004	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN
VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER