Form 10-Q
period 2005-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2005-05-13
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-30885

Retractable Technologies, Inc.

(Exact name of registrant as specified in its charter)

Texas	75-2599762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

511 Lobo Lane
Little Elm, Texas	75068-0009
(Address of principal executive offices)	(zip code)

(972) 294-1010

(Registrant’s telephone number, including area code)

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,209,498 shares of Common Stock, no par value, issued and outstanding on May 2, 2005.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2005 (unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$54,138,991	$55,868,526
Accounts receivable, net	1,958,599	1,864,514
Inventories, net	4,154,348	3,778,949
Income taxes receivable	1,525,902	1,349,144
Current deferred tax asset	1,958,142	1,887,347
Other current assets	323,628	296,683

Total current assets	64,059,610	65,045,163

Property, plant, and equipment, net	11,860,790	11,056,865
Intangible assets, net	348,217	358,659
Other assets	31,364	34,005

Total assets	$76,299,981	$76,494,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,860,774	$3,402,037
Current portion of long-term debt	306,996	271,842
Accrued compensation	436,469	322,861
Marketing fees payable	1,419,760	1,419,760
Accrued royalties	314,619	504,016
Other accrued liabilities	184,760	118,832
Income taxes payable	1,568,275	1,813,084

Total current liabilities	7,091,653	7,852,432

Long-term debt, net of current maturities	4,538,534	3,535,410
Long-term deferred tax liability	1,400,821	1,442,145

Total liabilities	13,031,008	12,829,987

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	199,400	199,400
Series II, Class B	286,500	289,000
Series III, Class B	137,745	137,745
Series IV, Class B	556,000	556,000
Series V, Class B	1,387,471	1,389,971
Common Stock, no par value	—	—
Additional paid-in capital	53,556,947	53,424,744
Retained earnings	7,144,910	7,667,845

Total stockholders’ equity	63,268,973	63,664,705

Total liabilities and stockholders’ equity	$76,299,981	$76,494,692

See accompanying notes to condensed financial statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended March 31, 2005	Three Months ended March 31, 2004
Sales, net	$4,063,874	$4,328,314
Reimbursed discounts	180,300	10,132

Total sales	4,244,174	4,338,446
Cost of sales	2,731,635	3,208,705

Gross profit	1,512,539	1,129,741

Operating expenses:
Sales and marketing	940,383	739,242
Research and development	119,094	123,087
General and administrative	1,455,782	2,312,343

Total operating expenses	2,515,259	3,174,672

Loss from operations	(1,002,720)	(2,044,931)

Interest income	252,139	9,099
Interest expense, net	(62,413)	(71,059)

Net loss before income taxes	(812,994)	(2,106,891)
Provision (benefit) for income taxes	(290,059)	—

Net loss	(522,935)	(2,106,891)
Preferred stock dividend requirements	(381,345)	(569,643)

Loss applicable to common shareholders	$(904,280)	$(2,676,534)

Loss per share – basic and diluted	$(0.04)	$(0.12)

Weighted average common shares outstanding	23,203,665	22,167,797

See accompanying notes to condensed financial statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months ended March 31, 2005	Three Months ended March 31, 2004
Cash flows from operating activities
Net loss	$(522,935)	$(2,106,891)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	330,545	324,120
Capitalized interest	(35,350)	(3,006)
Stock option compensation	127,203	171,393
Provision for inventory valuation	2,681	—
Provision for doubtful accounts	80	—
Accreted interest	25,280	25,280
Deferred income taxes	(112,119)	—
Loss on disposal of assets	6,674	—
Change in assets and liabilities:
(Increase) decrease in restricted cash	—	(182,450)
(Increase) decrease in inventories	(378,080)	(580,934)
(Increase) decrease in accounts and note receivable	(94,165)	349,387
(Increase) decrease in income taxes receivable	(176,758)	—
(Increase) decrease in other current assets	(24,564)	(113,416)
Increase (decrease) in accounts payable	(541,263)	922,972
Increase (decrease) in other accrued liabilities	(9,861)	(691,813)
Increase (decrease) in income taxes payable	(244,809)	(80,387)

Net cash used by operating activities	(1,647,441)	(1,965,745)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,043,436)	(249,109)
Proceeds from sale of assets	1,200	—

Net cash used by investing activities	(1,042,236)	(249,109)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(90,704)	(27,270)
Proceeds from long-term debt	1,050,846	—

Net cash provided (used) by financing activities	960,142	(27,270)

Net decrease in cash	(1,729,535)	(2,242,124)

Cash and cash equivalents at:
Beginning of period	55,868,526	8,155,621

End of period	$54,138,991	$5,913,497

Supplemental disclosures of cash flow information:
Interest paid	$79,652	$46,292
Income taxes paid	$244,809	$80,387
Supplemental schedule of noncash investing and financing activities:
Debt assumed to acquire assets	$52,856	$—
Closing costs rolled into long-term debt	$—	$24,154
Conversion of long-term debt into Common Stock	$—	$23,080

See accompanying notes to condensed financial statements.

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

Business of the Company

Retractable Technologies, Inc. (the “Company”) was incorporated in Texas on May 9, 1994, to design, develop, manufacture, and market safety syringes and other safety medical products for the healthcare profession. The Company began to develop its manufacturing operations in 1995. The Company’s manufacturing and administrative facilities are located in Little Elm, Texas. The Company’s primary products are the VanishPoint® syringe in the 1cc, 3cc, 5cc, and 10cc sizes and blood collection tube holders. The Company has conducted preliminary clinical evaluations and worked with national distributors to encourage healthcare facilities to transition from the use of standard needle products to the VanishPoint® products.

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All of such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements for the year ended December 31, 2004.

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

Property, plant, and equipment

Property, plant, and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity and interest cost associated with significant capital additions. For the three months ended March 31, 2005 and 2004, the Company capitalized interest of approximately $35,350 and $3,006, respectively. Gains or losses from property disposals are included in income.

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

Concentrations of credit risk

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash balances, some of which exceed the federally insured limits, are maintained in financial institutions; however, management believes the institutions are of high credit quality. The majority of accounts receivable are due from companies which are well-established entities. As a consequence, management considers any exposure from concentrations of credit risks to be limited. The Company had a high concentration of sales with two significant customers. Sales to these customers comprise 28.5 percent of revenues for the three months ended March 31, 2005. The aggregate receivable balance from these two customers was $688,182 at March 31, 2005.

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

Marketing fees payable

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

Reimbursed discounts

The Company receives reimbursed discounts from one of the settlement agreements reached in its federal antitrust lawsuit, Retractable Technologies, Inc. v. Becton Dickinson & Co. et al. Payments under the discount reimbursement program are recognized upon delivery of the product, provided collection is reasonably assured. Such amounts are presented in the Condensed Statements of Operations as a separate component of revenues.

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

Earnings per share

The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings per share are computed by dividing net earnings for the period (adjusted for any cumulative preferred dividends for the period) by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive Common Stock equivalents, options, convertible debt, and convertible Preferred Stock, are all antidilutive for the three months ended March 31, 2005 and 2004. Accordingly, basic loss per share is equal to diluted loss per share.

Research and development costs

Research and development costs are expensed as incurred.

Stock-based compensation

The Company has three stock-based director, officer, and employee compensation plans. The Company uses the fair value recognition provisions of SFAS No. 123 “Accounting for Stock Issued to Employees,” and related Interpretations. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all director, officer, and employee awards granted, modified, or settled after December 31, 2001.

3. RECENT PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”), SFAS No. 123(R) supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) must be adopted by our Company by the first quarter of 2006. Currently, our Company uses the Black-Scholes model to estimate the value of stock options granted to employees and is evaluating option valuation models, including the Black-Scholes model, to determine which model the Company will utilize upon adoption of SFAS No. 123(R). Our Company plans to adopt SFAS No. 123(R) using the modified-prospective method. We do not anticipate that adoption of SFAS No. 123(R) will have a material impact on our Company’s stock-based compensation expense.

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

In December 2004, the FASB issued Staff Position No. FAS 109-1, Application FASB Statement No. 109, Accounting for Income Taxes, to the tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Act”) that provides a tax deduction on qualified production activities. Accordingly FASB indicated that this deduction should be accounted for as a special deduction in accordance with FASB Statement No. 109. The Company will comply with the provisions of FSP 109-1 effective January 1, 2005, and does not believe that the adoption of this FASB Staff Position will have a material impact on the Company’s financial statements.

4. INVENTORIES

Inventories consist of the following:

	March 31, 2005	December 31, 2004
Raw materials	$832,322	$763,664
Finished goods	3,422,026	3,112,604

	4,254,348	3,876,268
Inventory reserve	(100,000)	(97,319)

	$4,154,348	$3,778,949

5. INCOME TAX

The income tax benefit for the three month period ended March 31, 2005, consists of federal and state income tax. The portion of the deferred tax asset related to nonqualified stock options had a valuation allowance of $217,000, or 35 percent. There was no income tax benefit included in the three months ended March 31, 2004, as the deferred tax asset and deferred tax liability had a valuation allowance of 100 percent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the impact of dramatic increases in demand, our ability to quickly increase capacity in the event of a dramatic increase in demand, our ability to access the market, our ability to decrease production costs, our ability to continue to finance research and development as well as operations and expansion of production, and the recently increased interest of larger market players, specifically Becton Dickinson & Co. (“BD”), in providing safety needle devices. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. Variances have been rounded for ease of reading. All period references are to the periods ended March 31, 2005 or 2004.

OVERVIEW

We have been manufacturing and marketing our retractable syringe products into the marketplace since 1997. Our products have been and continue to be distributed nationally through numerous distributors. However, we have been blocked from access to the market by exclusive marketing practices engaged in by BD who dominates the market. We continue to attempt to gain access to the market through our sales efforts and innovative technology.

We are focusing on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer our technology at a reduced price. Our agreement with Double Dove, a Chinese manufacturer, has enabled us to increase manufacturing capacity with little or no capital outlay and provided a competitive manufactured cost. We believe our current capitalization provides the resources necessary to implement these changes and greatly improve our manufacturing capacity and efficiency, thereby reducing our unit cost. We are also marketing more product internationally.

Historically, unit sales have increased in the latter part of the year due, in part, to the demands for syringes during the flu season. As a result of the severe flu vaccine shortage in 2004, management believes that not all product that was ordered in the latter part of 2004 was used as a result of the vaccine shortage. Management believes that most of the impact of the vaccine shortage occurred by the end of the first quarter and any remaining effect will not be material.

Comparison of Three Months Ended

March 31, 2005, and March 31, 2004

Revenues were down slightly due to the mix between domestic and foreign sales. However, gross profit improved from 26.0 percent to 35.6 percent. Unit sales increased 23.1 percent primarily due to sales in the international market. International sales typically have a lower average sales price than domestic sales. In 2005, domestic and international unit sales were 76.6 percent and 23.4 percent of revenues, respectively. International unit sales for the first quarter of 2004 were 3.6 percent of revenues. The improvement in gross profit is due to the improved cost per unit of product principally related to the increased number of units produced by the Company or manufactured in China during the fourth quarter of 2004 and in the year-end inventory. There was a decline in other expenses of $100,000 in the first quarter of 2005.

Sales and marketing costs increased as we added to the sales force accompanied by an increase in travel and entertainment costs.

General and administrative costs declined significantly due principally to the decrease in legal costs related to the antitrust litigation and patent infringement litigation.

Loss from operations declined by 51.0 percent due principally to the improved profit margins (see discussion of revenues) and the decline in legal expense.

Interest income increased significantly due to higher invested cash balances.

Net loss before income taxes declined 61.4 percent. There was an income tax benefit in 2005. Due to the application of a valuation of 100 percent, no income tax benefit nor asset was recognized in 2004. Preferred dividend requirements declined 33.1 percent due to conversions of Preferred Stock into Common Stock. The loss applicable to common shareholders was one-third the loss in the same period last year.

Weighted average common shares outstanding increased 4.7 percent due to the conversions.

The Company’s balance sheet remains strong with cash making up 71.0 percent of total assets. Working capital was $57,000,000 at March 31, 2005, a decrease of 0.4 percent from December 31, 2004. The current ratio improved from 8.3 to 9.0 for the first quarter. The quick ratio also improved from 7.4 to 7.9. These all indicate a strong financial position.

Cash flows used by operating activities were $1,647,000, of which $1,470,000 was used for working capital items. Investing activities were primarily for the completion of the new building. Financing activities consisted of the final draw down of the construction loan from 1st International Bank (“1st International”). The Company began principal and interest payments on this loan in the first quarter.

LIQUIDITY AND FUTURE CAPITAL REQUIREMENTS

Historical Sources of Liquidity

We have historically funded operations primarily from proceeds from private placements, loans, and litigation efforts. We were capitalized with approximately $52,600,000 raised from six separate private placement offerings. We raised $47,375,600 in cash from the private sales of an aggregate of 11,710,221 shares of Convertible Preferred Stock. In addition, we obtained a cancellation of $3,679,284 in debt and $1,550,000 in accounts payable in exchange for Series V Class B Convertible Preferred Stock.

We obtained $3,910,000 in 2000 from bank loans of which $3,435,000 has been repaid and $475,000 was refinanced with the new note with 1st International. Additionally, we received a Small Business Administration loan of $1,000,000 in 1996 to pay for portions of automated assembly equipment, multi-cavity molds, and other equipment. This loan has been repaid. Furthermore, we borrowed $5,000,000 in 2000 under a Credit Agreement with Abbott Laboratories (“Abbott”). In October 2002 we repaid the Abbott note with proceeds from a new note from Katie Petroleum for $3,000,000 and a portion of the proceeds from a private placement.

Internal Sources of Liquidity

In early 2004 we began to receive shipment of product under our agreement with Double Dove. We believe as we receive greater quantities our profit margins could increase. To achieve our break even quarter we would need minimal access to hospital markets which has been difficult to obtain due to the monopolistic marketplace which was the subject of our lawsuit against BD. We will continue to attempt to gain access to the market through our sales efforts and innovative technology. We are focusing on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer our technology at a reduced price. We believe our current capitalization provides the resources necessary to implement these changes and greatly improve our manufacturing capacity and efficiency, thereby reducing our unit cost.

The mix of domestic and international sales affects the average sales price of our products. The higher the ratio of domestic sales to international sales, the higher the average sales price will be.

Purchases of product manufactured in China will usually decrease the average cost of manufacture for all units as domestic costs, such as indirect labor and overhead, remain relatively constant. The number of units produced by the Company and manufactured in China can have a significant effect on the carrying costs of inventory as well as cost of sales. The average unit cost in the first quarter of 2005 is higher than the average unit cost in inventory at December 31, 2004. This is due to fewer units, in the aggregate, purchased and produced in the first quarter of 2005. Inventory was higher at March 31, 2005 compared to December 31, 2004 due to higher average costs mitigated by fewer units on hand. The Company will continue to evaluate the appropriate mix of products manufactured domestically and those manufactured in China to achieve economic benefits as well as maintaining our domestic manufacturing capability.

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season. As a result of the severe flu vaccine shortage in 2004, management believes that our domestic sales in the first quarter of 2005 may have been negatively affected by customers that would have ordered product but for the shortage. Management further believes that not all product that was ordered in the latter part of 2004 was used as a result of the vaccine shortage. However, management believes that most of the impact of the vaccine shortage occurred by the end of the first quarter and any remaining effect will not be material.

At the present time Management does not intend to raise equity capital in 2005. Due to the recent litigation settlements, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing as the primary ongoing sources of cash.

In the event we continue to have only limited market access and cash generated from operations becomes insufficient to support operations, we would take cost cutting measures to reduce cash requirements. Such measures could result in reduction of units being produced, reduction of workforce, reduction of salaries of officers and other nonhourly employees, and deferral of royalty payments to Thomas Shaw.

External Sources of Liquidity

We have executed a loan from 1st International for $2,500,000 for interim and long-term financing of the warehouse. Principal and interest payments began in the first part of 2005.

We have obtained several loans over the past six years, which have, together with the proceeds from sales of equities, enabled us to pursue development and production of our products. Currently we believe we could obtain additional funds through loans if needed. Furthermore, the shareholders have authorized an additional 5,000,000 shares of a Class C Preferred Stock that could, if necessary, be authorized and used to raise funds through the sale of equity.

Contractual Obligations and Commercial Commitments

There were no material changes outside the ordinary course of business in our contractual obligations during the quarter ended March 31, 2005.

Material Commitments for Expenditures

Assuming we are able to access the market, we may obtain additional capital to fund capital expenditures and working capital needs. Management may fund these expenditures through debt and equity offerings. Capital expenditures could include additional assembly lines, manufacturing space, and related infrastructure. The expansion could include those products that have been developed but not yet marketed, as well as expanding manufacturing capacity for existing products.

We had $1,043,436 in capital expenditures for the three months ended March 31, 2005, which were funded by a loan from 1st International. We have an aggregate of $1,500,000 in material commitments for capital expenditures in 2005 primarily for completion of the warehouse construction and the purchase of other capital assets. These commitments have been and will be funded by a loan and cash reserves.

Capital Resources

Management does not anticipate any material changes in the mix and cost of our capital resources.

Off-Balance Sheet Transactions

We have no off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We previously filed our periodic reports as a small business issuer through the period ended December 31, 2004. The information required by Item 305 of Regulation S-K was not required under the disclosure requirements for small business issuers. Pursuant to Item 305 of Regulation S-K, disclosure of quantitative and qualitative information about market risk is required in the first annual report. Information relating to interim financial statements is not required until after the first fiscal year end in which Item 305 is applicable. Accordingly, we will provide a quantitative and qualitative analysis regarding market risk in our Form 10-K for the year ending December 31, 2005.

Item 4. Controls and Procedures.

Pursuant to paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) and on May 11, 2005, our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, and determined that, as of March 31, 2005, and based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, there were no significant deficiencies in these procedures. The CEO and CFO determined that our disclosure controls and procedures are effective.

There have been no material changes during the first quarter of 2005 in our internal controls over financial reporting or in any other factor that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Equity Securities and Use of Proceeds

Not applicable

Working Capital Restrictions and Limitations on the Payment of Dividends

We maintain cash for use as collateral for letters of credit we provide from time to time to enable, among other things, the purchase of product from China. As of March 31, 2005, we had no funds held as restricted cash for such purposes. The Board of Directors has authorized management to borrow and incur indebtedness in the form of letters of credit in an aggregate amount, at any one time, of $3,000,000.

The certificates of designation for each of the outstanding series of Class B Convertible Preferred Stock each provide that, if a dividend upon any shares of Preferred Stock is in arrears, no dividends may be paid or declared or any other distribution made upon any stock ranking junior to such stock and generally no such junior stock may be redeemed.

Item 3. Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

As of the filing date, the total arrearage is $75,138.

Series II Class B Convertible Preferred Stock

As of the filing date, the total arrearage is $238,820.

Series III Class B Convertible Preferred Stock

As of the filing date, the total arrearage is $2,616,091.

Series IV Class B Convertible Preferred Stock

As of the filing date, the total arrearage is $4,951,470.

Series V Class B Convertible Preferred Stock

As of the filing date, the total arrearage is $1,708,512.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

We will hold our annual meeting on September 16, 2005, at the Community Center of Little Elm located at 107 Hardwicke Lane, Little Elm, Texas 75068.

Item 6. Exhibits.

Exhibit No.	Description of Document
31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 13, 2005	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN
VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER