Form 10-Q
period 2005-06-30
RETRACTABLE TECHNOLOGIES INC
filed 2005-08-15
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,342,198 shares of Common Stock, no par value, issued and outstanding on August 1, 2005.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,911,786	$55,868,526
Accounts receivable, net	1,482,615	1,864,514
Inventories, net	4,500,081	3,778,949
Income taxes receivable	2,025,971	1,349,144
Current deferred tax asset	1,872,860	1,887,347
Other current assets	312,371	296,683

Total current assets	62,105,684	65,045,163

Property, plant, and equipment, net	11,969,381	11,056,865
Intangible assets, net	337,516	358,659
Other assets	30,233	34,005

Total assets	$74,442,814	$76,494,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,903,670	$3,402,037
Current portion of long-term debt	322,629	271,842
Accrued compensation	337,477	322,861
Marketing fees payable	1,419,760	1,419,760
Accrued royalties	356,958	504,016
Other accrued liabilities	272,509	118,832
Income taxes payable	1,525,947	1,813,084

Total current liabilities	6,138,950	7,852,432

Long-term debt, net of current maturities	4,448,964	3,535,410
Long-term deferred tax liability	1,377,302	1,442,145

Total liabilities	11,965,216	12,829,987

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	178,000	199,400
Series II, Class B	275,200	289,000
Series III, Class B	135,245	137,745
Series IV, Class B	556,000	556,000
Series V, Class B	1,387,471	1,389,971
Common Stock, no par value	—	—
Additional paid-in capital	53,861,268	53,424,744
Retained earnings	6,084,414	7,667,845

Total stockholders’ equity	62,477,598	63,664,705

Total liabilities and stockholders’ equity	$74,442,814	$76,494,692

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended June 30, 2005	Three Months ended June 30, 2004	Six Months ended June 30, 2005	Six Months ended June 30, 2004
Sales, net	$4,517,335	$4,272,283	$8,581,209	$8,600,597
Reimbursed discounts	498,483	21,254	678,783	31,386

Total sales	5,015,818	4,293,537	9,259,992	8,631,983
Cost of sales	4,003,978	2,697,456	6,735,613	5,906,161

Gross profit	1,011,840	1,596,081	2,524,379	2,725,822

Operating expenses:
Sales and marketing	989,119	948,524	1,929,502	1,687,766
Research and development	204,849	120,960	323,943	244,047
General and administrative	1,632,359	3,099,690	3,088,141	5,412,033

Total operating expenses	2,826,327	4,169,174	5,341,586	7,343,846

Loss from operations	(1,814,487)	(2,573,093)	(2,817,207)	(4,618,024)

Interest income	334,045	22,875	586,184	31,974
Interest expense, net	(60,689)	(66,529)	(123,102)	(137,588)
Litigation settlements, net	—	9,051,250	—	9,051,250

Net income (loss) before income taxes	(1,541,131)	6,434,503	(2,354,125)	4,327,612
Provision (benefit) for income taxes	(480,634)	62,433	(770,693)	62,433

Net income (loss)	(1,060,497)	6,372,070	(1,583,432)	4,265,179
Preferred stock dividend requirements	(376,770)	(562,574)	(758,115)	(1,132,217)

Earnings (loss) applicable to common shareholders	$(1,437,267)	$5,809,496	$(2,341,547)	$3,132,962

Earnings (loss) per share – basic	$(0.06)	$0.26	$(0.10)	$0.14

Earnings (loss) per share – diluted	$(0.06)	$0.22	$(0.10)	$0.11

Weighted average common shares outstanding	23,251,998	22,226,454	23,227,831	22,197,607

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months ended June 30, 2005	Six Months ended June 30, 2004
Cash flows from operating activities
Net income (loss)	$(1,583,432)	$4,265,179
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation and amortization	663,569	649,551
Capitalized interest	(83,581)	(5,780)
Stock option compensation	296,324	392,786
Provision for inventory valuation	13,977	—
Provision for doubtful accounts	17,551	—
Accreted interest	50,560	50,560
Deferred income taxes	(50,356)	—
Loss on disposal of assets	4,474	—
Change in assets and liabilities:
(Increase) decrease in restricted cash	—	(248,814)
(Increase) decrease in inventories	(735,109)	(1,687,535)
(Increase) decrease in accounts and note receivable	364,348	200,839
(Increase) decrease in income taxes receivable	(676,823)	—
(Increase) decrease in other current assets	(11,664)	(224,193)
Increase (decrease) in accounts payable	(1,498,367)	1,093,229
Increase (decrease) in other accrued liabilities	21,235	(520,449)
Increase (decrease) in income taxes payable	(287,134)	(17,954)

Net cash provided (used) by operating activities	(3,494,428)	3,947,419

Cash flows from investing activities
Purchase of property, plant, and equipment	(1,426,638)	(552,341)
Proceeds from the sale of assets	3,400	—

Net cash used by investing activities	(1,423,238)	(552,341)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(189,920)	(38,880)
Proceeds from long-term debt	1,050,846	—
Proceeds from the exercise of stock options	100,000	—

Net cash provided (used) by financing activities	960,926	(38,880)

Net increase (decrease) in cash	(3,956,740)	3,356,198

Cash and cash equivalents at:
Beginning of period	55,868,526	8,155,621

End of period	$51,911,786	$11,511,819

Supplemental disclosures of cash flow information:
Interest paid	$163,292	$103,822
Income taxes paid	$244,809	$80,387

Supplemental schedule of noncash investing and financing activities:
Debt assumed to acquire assets	$52,856	$—
Closing costs rolled into long-term debt	$—	$24,154
Conversion of long-term debt into Common Stock	$—	$92,968

See accompanying notes to condensed financial statements

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

Revenue recognition

Revenue is recognized for sales to distributors when title and risk of ownership passes to the distributor, generally upon shipment. Revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances. Contractual pricing allowances consist of (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products that the Company has not received tracking reports. Rebates are recorded when issued and are applied against the customer’s receivable balance. The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report. Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted. The estimated contractual allowance is netted against individual distributors’ accounts receivable balances for financial reporting purposes. The resulting net balance is reflected in accounts receivable or accrued liabilities, as appropriate. The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors. Revenue for shipments directly to end-users is recognized when title and risk of ownership passes from the Company. Any product shipped or distributed for evaluation purposes is expensed.

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

Earnings per share

The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings per share are computed by dividing net earnings for the period (adjusted for any cumulative preferred dividends for the period) by the weighted average number of common shares outstanding during the period. The Company has potentially dilutive Common Stock equivalents consisting of convertible preferred stock, stock options, and convertible debt. The potential dilution, if any, is shown on the following schedule.

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net income (loss)	$(1,060,497)	$6,372,070	$(1,583,432)	$4,265,179
Preferred dividend requirements	(376,770)	(562,574)	(758,115)	(1,132,217)

Earnings (loss) available to common shareholders	(1,437,267)	5,809,496	(2,341,547)	3,132,962

Effect of dilutive securities:
Preferred stock dividend requirements	—	562,574	—
Convertible debt interest and loan fees	—	(523,830)	—	(487,492)

Earnings (loss) available to common shareholders after assumed conversions	$(1,437,267)	$5,848,240	$(2,341,547)	$2,645,470

Average common shares outstanding	23,251,998	22,226,454	23,227,831	22,197,607

Dilutive stock equivalents from stock options	—	327,295	—	324,357
Shares issuable upon conversion of preferred stock	—	3,486,216	—	—
Shares issuable upon conversion of convertible debt	—	726,749	—	726,749

Average common and common equivalent shares outstanding—assuming dilution	23,251,998	26,766,714	23,227,831	23,248,713

Basic earnings per share	$(0.06)	$0.26	$(0.10)	$0.14

Diluted earnings per share	$(0.06)	$0.22	$(0.10)	$0.11

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

3. RECENT PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) must be adopted by the Company by the first quarter of 2006. Currently, the Company uses the Black-Scholes model to estimate the value of stock options granted to employees and is evaluating option valuation models, including the Black-Scholes model, to determine which model the Company will utilize upon adoption of SFAS No. 123(R). The Company plans to adopt SFAS No. 123(R) using the modified-prospective method. Management does not anticipate that adoption of SFAS No. 123(R) will have a material impact on the Company’s stock-based compensation expense.

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

4. INVENTORIES

Inventories consist of the following:

	June 30, 2005	December 31, 2004
Raw materials	$866,237	$763,664
Finished goods	3,745,140	3,112,604

	4,611,377	3,876,268
Inventory reserve	(111,296)	(97,319)

	$4,500,081	$3,778,949

5. INCOME TAX

The income tax benefit for the three and six month periods ended June 30, 2005, is primarily due to the carry back of net operating losses. The provision for income taxes for the three and six month periods ended June 30, 2004 consists of state income taxes, net of the benefit of net operating losses carried forward. Federal income taxes for the three and six month periods ended June 30, 2004 were fully offset by the benefit of net operating losses carried forward.

6. SUBSEQUENT EVENTS

Effective August 1, 2005 the Company entered into a License Agreement with Baiyin Tonsun Medical Device Co., Ltd. (“BTMD”). The Company has granted to BTMD a limited exclusive license to manufacture and a limited exclusive right to sell syringes in the People’s Republic of China (“PRC”) having retractable needles that incorporate the Company’s technology for a term of three years. This License Agreement is subject to the Technology License Agreement dated June 23, 1995 between Mr. Thomas J. Shaw, the Company’s founder and CEO, as licensor and the Company, as licensee. Mr. Shaw will receive 5% of the licensing proceeds received by the Company.

BTMD has agreed to manufacture and sell these products in the PRC and to pay the Company a quarterly royalty of two and one-half cents per unit on 1/2 cc, 3 cc, and 5 cc syringes and a royalty of three and one-half cents per unit on 1 cc and 10 cc syringes. The Company anticipates the receipt of royalties beginning no later than the first contract year. The obligation to pay the royalties continues even if any and all of the patent rights in the PRC are found to be invalid or unenforceable for any reason.

The Company has the right, but not the obligation, to terminate the agreement if it has not received royalty payments for at least 25,000,000 units during 2006, 50,000,000 units in 2007 and 100,000,000 units per year for each year thereafter.

The Company had a reduction in staff of 18 employees effective August 11, 2005. In connection with the reduction in staff, terminated employees are eligible to receive severance benefits in the form of a one-time lump sum payment. The total amount of the severance benefits will not exceed $65,000.

On August 12, 2005, the Company filed a lawsuit styled, Retractable Technologies, Inc. v. Abbott Laboratories Inc. in the United States District Court in the Eastern District of Texas, Texarkana Division. The Company is alleging fraud and breach of contract in connection with the National Marketing and Distribution Agreement dated as of May 4, 2000 which was terminated on October 15, 2003. The Company is seeking damages which the Company estimates to be in millions of dollars in lost profits, out of pocket expenses and other damages. In addition, the Company is seeking punitive damages, pre-judgment and post-judgment interest and attorney’s fees. As of the date of the filing, the Company has accrued $1,419,760 in marketing fees payable to Abbott in connection with the above-mentioned National Marketing and Distribution Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the impact of dramatic increases in demand, our ability to quickly increase capacity in the event of a dramatic increase in demand, our ability to access the market, our ability to decrease production costs, our ability to continue to finance research and development as well as operations and expansion of production, and the increased interest of larger market players, specifically Becton Dickinson & Co. (“BD”), in providing safety needle devices. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. Variances have been rounded for ease of reading. All period references are to the periods ended June 30, 2005 or 2004.

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

We are focusing on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer our technology at a reduced price. Our agreement with Double Dove, a Chinese manufacturer, has enabled us to increase manufacturing capacity with little or no capital outlay and provided a competitive manufactured cost. We believe our current capitalization provides the resources necessary to implement these changes and greatly improve our manufacturing capacity and efficiency, thereby reducing our unit cost. We are also marketing more products internationally.

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.

Comparison of Three Months Ended

June 30, 2005, and June 30, 2004

Total sales were $5,015,818 for the three months ended June 30, 2005 compared to $4,293,537 for the same period last year, an increase of $722,281 or 16.8 percent. Domestic sales accounted for 96.9 percent and 96.1 percent of the revenues for the three months ended June 30, 2005 and 2004, respectively. International sales accounted for the remaining revenues. Domestic revenues increased 17.8 percent and international revenues decreased 7.0 percent. Unit sales increased 17.2 percent. Domestic unit sales increased 19.7 percent and international sales decreased 16.6 percent. Domestic unit sales were 95.0 percent of total unit sales.

Gross profit declined $584,241 due primarily to higher cost product coming out of inventory and being replaced by lower cost product. Profit margins can fluctuate depending upon, among other things, the cost of product manufactured and the capitalized cost of product recorded in inventory. The lower unit cost in ending inventory at June 30, 2005 should have a positive effect on profit margins for the third quarter.

Operating expenses declined by $1,342,847 due principally to the reduction in legal fees attributable to the Company’s litigation with BD and NMT. Legal costs declined $1,638,630. Sales and marketing costs increased $114,000 due to hiring additional personnel in sales. The increase was mitigated by a reduction in consulting fees of $79,000. Research and development costs increased $84,000 principally due to development work on a new product. General and administrative costs were also affected by additional travel expense of $67,000.

Loss from operations decreased $758,606 or 29.5 percent due principally to the decreased litigation costs mitigated by lower profit margins.

Interest income increased $311,170 due to higher invested cash balances.

The tax benefit for the three months ended June 30, 2005 was attributable to the loss carry backs. The tax provision for the three months ended June 30, 2004, was attributable to the state income taxes, net of the benefit of operating loss carry forwards.

Preferred dividend requirements decreased $185,804, or 33.0 percent due to conversions of Preferred Stock into Common Stock.

Weighted average common shares outstanding increased 4.6 percent due to the conversions.

The Company’s balance sheet remains strong with cash making up 69.7 percent of total assets. Working capital was $55,966,734 at June 30, 2005, a decrease of $1,225,997 from December 31, 2004. The current ratio improved from 8.3 at December 31, 2004 to 10.1 at June 30, 2005. The quick ratio also improved from 7.4 to 8.7 from December 31, 2004 to June 30, 2005. These all indicate a strong financial position.

Cash flows used by operating activities were $3,494,428, of which $2,089,000 was used for working capital items. Investing activities were primarily for the completion of the new building. Financing activities consisted of the final draw down of the construction loan from 1st International Bank (“1st International”). The Company began principal and interest payments on this loan in the first quarter.

Comparison of Six Months Ended

June 30, 2005, and June 30, 2004

Total sales were $9,259,992 for the six months ended June 30, 2005 compared to $8,631,983 for the same period last year, an increase of $628,009 or 7.3 percent. Domestic sales accounted for 92.0 percent and 96.8 percent of the revenues for the six months ended June 30, 2005 and 2004, respectively. International sales accounted for the remaining revenues. Unit sales increased 20.4 percent. Domestic unit sales were 85.9 percent of total unit sales six months ended June 30, 2005.

Gross profit declined $201,443 due primarily to higher cost product coming out of inventory and being replaced by lower cost product. Profit margins can fluctuate depending upon, among other things, the cost of product manufactured and the capitalized cost of product recorded in inventory. The lower unit cost in ending inventory at June 30, 2005 should have a positive effect on profit margins for the third quarter.

Operating expenses declined by $2,002,260 due principally to the reduction in legal fees attributable to the Company’s litigation with BD and NMT. Legal costs declined $2,469,000. Sales and marketing costs increased $192,000 due to hiring additional personnel in sales and additional travel and entertainment costs of $100,000. The increase was mitigated by a reduction in consulting fees of $108,000. Research and development costs increased $80,000 principally due to development work on a new product. General and administrative costs were also affected by additional accounting fees of $67,000 and lower stock option expense of $55,000.

Loss from operations decreased $1,800,817, or 39.0 percent due principally to the decreased litigation costs mitigated by lower profit margins.

Interest income increased $544,210 due to higher invested cash balances.

The tax benefit for the six months ended June 30, 2005 was attributable to the loss carry backs. The tax provision for the six months ended June 30, 2004, was attributable to the state income taxes, net of the benefit of operating loss carry forwards.

Preferred dividend requirements decreased $374,102, or 33.0 percent due to conversions of Preferred Stock into Common Stock.

Weighted average common shares outstanding increased 4.6 percent due to the conversions.

LIQUIDITY AND FUTURE CAPITAL REQUIREMENTS

Historical Sources of Liquidity

We have historically funded operations primarily from proceeds from private placements, loans, and litigation efforts. We were capitalized with approximately $52,600,000 raised from six separate private placement offerings. We also funded operations through bank loans aggregating $12,910,000. We have received cash payments of $88,514,873 from litigation settlements through June 30, 2005. Additionally, through June 30, 2005, we have received $579,812 in discount reimbursements in cash from a litigation settlement.

Internal Sources of Liquidity

Margins and Market Access

In early 2004 we began to receive shipment of product under our agreement with Double Dove. We believe as we receive greater quantities our profit margins could increase provided we have market access. Margins tend to improve with additional sales and higher production levels. To achieve our break even quarter we would need minimal access to hospital markets which has been difficult to obtain due to the monopolistic marketplace which was the subject of our lawsuit against BD. We will continue to attempt to gain access to the market through our sales efforts and innovative technology. We are focusing on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer our technology at a reduced price. We believe our current capitalization provides the resources necessary to implement these changes and greatly improve our manufacturing capacity and efficiency, thereby reducing our unit cost.

The mix of domestic and international sales affects the average sales price of our products. The higher the ratio of domestic sales to international sales, the higher the average sales price will be. Typically international sales are shipped directly from China. Purchases of product manufactured in China will usually decrease the average cost of manufacture for all units as domestic costs, such as indirect labor and overhead, remain relatively constant. The number of units produced by the Company and manufactured in China can have a significant effect on the carrying costs of inventory as well as cost of sales. The average unit cost in the second quarter of 2005 is lower than the average unit cost in inventory at March 31, 2005. This is due to more units, in the aggregate, purchased and produced in the second quarter of 2005. Inventory was higher at June 30, 2005, compared to December 31, 2004, due to higher average costs mitigated by fewer units on hand. The Company will continue to evaluate the appropriate mix of products manufactured domestically and those manufactured in China to achieve economic benefits as well as maintaining our domestic manufacturing capability.

We had a reduction in staff of 18 employees effective August 11, 2005. In connection with the reduction in staff, terminated employees are eligible to receive severance benefits in the form of a one-time lump sum payment. The total amount of the severance benefits will not exceed $65,000. Annual savings attributable to this staff reduction will be approximately $380,000.

Seasonality

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.

New Licensing Agreement

We entered into a License Agreement with Baiyin Tonsun Medical Device Co., Ltd. (“BTMD”) as of May 13, 2005, which was approved by the People’s Republic of China (the “PRC”) on August 1, 2005. We have granted to BTMD a limited exclusive license to manufacture and a limited exclusive right to sell syringes in the PRC having retractable needles that incorporate our technology for a term of three years. This License Agreement is subject to the Technology License Agreement dated June 23, 1995 between Mr. Thomas J. Shaw, our founder and CEO, as licensor and the Company, as licensee. Accordingly, Mr. Shaw will receive 5% of the licensing proceeds we receive. BTMD has agreed to manufacture and sell these products in the PRC and to pay us a quarterly royalty of two and one-half cents per unit on 1/2 cc, 3 cc, and 5 cc syringes and a royalty of three and one-half cents per unit on 1 cc and 10 cc syringes. We anticipate the receipt of royalties beginning no later than the first contract year. The obligation to pay the royalties continues even if any and all of our patent rights in the PRC are found to be invalid or unenforceable for any reason. We have the right, but not the obligation, to terminate the agreement if we have not received royalty payments for at least 25,000,000 units during 2006, 50,000,000 units in 2007 and 100,000,000 units per year for each year thereafter.

Cash Requirements

Due to prior litigation settlements, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing as the primary ongoing sources of cash. In the event we continue to have only limited market access and cash generated from operations becomes insufficient to support operations, we would take cost cutting measures to reduce cash requirements. Such measures could result in reduction of units being produced, reduction of workforce, reduction of salaries of officers and other nonhourly employees, and deferral of royalty payments to Thomas Shaw.

External Sources of Liquidity

We executed a loan from 1st International for $2,500,000 for financing of the warehouse. Principal and interest payments began in the first part of 2005. We have obtained several loans over the past six years, which have, together with the proceeds from sales of equities, enabled us to pursue development and production of our products. Currently we believe we could obtain additional funds through loans if needed. Furthermore, the shareholders previously authorized an additional 5,000,000 shares of a Class C Preferred Stock that could, if necessary, be authorized and used to raise funds through the sale of equity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We previously filed our periodic reports as a small business issuer through the period ended December 31, 2004. The information required by Item 305 of Regulation S-K was not required under the disclosure requirements for small business issuers. Pursuant to Item 305 of Regulation S-K, disclosure of quantitative and qualitative information about market risk is required in the first annual report. Information relating to interim financial statements is not required until after the first fiscal year end in which Item 305 is applicable. Accordingly, we anticipate providing a quantitative and qualitative analysis regarding market risk in our Form 10-K for the year ending December 31, 2005.

Item 4. Controls and Procedures.

Pursuant to paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) and on August 11, 2005, our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, and concluded that, as of June 30, 2005, and based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, there were no significant deficiencies in these procedures. The CEO and CFO concluded that our disclosure controls and procedures are effective.

There have been no material changes during the second quarter of 2005 in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the last fiscal quarter or in any other factor that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

On August 12, 2005, we filed a lawsuit cause no. 5:05 CV 157 styled, Retractable Technologies, Inc. v. Abbott Laboratories Inc. in the United States District Court in the Eastern District of Texas, Texarkana Division. We are alleging fraud and breach of contract in connection with the National Marketing and Distribution Agreement dated as of May 4, 2000 which was terminated on October 15, 2003. We are seeking damages which we estimate to be in millions of dollars of lost profits, out of pocket expenses and other damages. In addition, we are seeking punitive damages, pre-judgment and post-judgment interest and attorney’s fees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Equity Securities and Use of Proceeds

Katie Petroleum, Inc. purchased 100,000 shares of Common Stock through the exercise of options at a price of $1 per share for total consideration of $100,000.

Working Capital Restrictions and Limitations on the Payment of Dividends

We maintain cash for use as collateral for letters of credit we provide from time to time to enable, among other things, the purchase of product from China. As of June 30, 2005, we had no funds held as restricted cash for such purposes. The Board of Directors has authorized management to borrow and incur indebtedness in the form of letters of credit in an aggregate amount, at any one time, of $3,000,000.

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

Item 3. Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

As of the six months ended June 30, 2005, the amount in arrears is $47,996 and the total arrearage is $98,209.

Series II Class B Convertible Preferred Stock

As of the six months ended June 30, 2005, the amount in arrears is $141,597 and the total arrearage is $308,579.

Series III Class B Convertible Preferred Stock

As of the six months ended June 30, 2005, the amount in arrears is $68,378 and the total arrearage is $2,650,032.

Series IV Class B Convertible Preferred Stock

As of the six months ended June 30, 2005, the amount in arrears is $278,000 and the total arrearage is $5,090,471.

Series V Class B Convertible Preferred Stock

As of the six months ended June 30, 2005, the amount in arrears is $222,145 and the total arrearage is $1,819,510.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

We will hold our annual meeting at 10:00 a.m. CST on September 16, 2005, at the Community Center of Little Elm located at 107 Hardwicke Lane, Little Elm, Texas 75068.

Item 6. Exhibits.

Exhibit No.	Description of Document
10	License Agreement Between the Company and Baiyin Tonsun Medical Device Co., Ltd. dated as of May 13, 2005.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 15, 2005	RETRACTABLE TECHNOLOGIES, INC. (Registrant)

	BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN
VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER