Form 10-Q
period 2005-09-30
RETRACTABLE TECHNOLOGIES INC
filed 2005-11-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,491,884 shares of Common Stock, no par value, issued and outstanding on November 9, 2005.

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2005 (unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$51,140,274	$55,868,526
Accounts receivable, net	3,300,748	1,864,514
Inventories, net	4,280,162	3,778,949
Income taxes receivable	2,208,127	1,349,144
Current deferred tax asset	1,728,673	1,887,347
Other current assets	463,155	296,683

Total current assets	63,121,139	65,045,163
Property, plant, and equipment, net	12,001,235	11,056,865
Intangible assets, net	326,833	358,659
Other assets	29,102	34,005

Total assets	$75,478,309	$76,494,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,306,925	$3,402,037
Current portion of long-term debt	312,684	271,842
Accrued compensation	469,579	322,861
Marketing fees payable	1,419,760	1,419,760
Accrued royalties	502,559	504,016
Other accrued liabilities	500,784	118,832
Income taxes payable	1,475,318	1,813,084

Total current liabilities	6,987,609	7,852,432
Long-term debt, net of current maturities	4,411,657	3,535,410
Long-term deferred tax liability	1,330,573	1,442,145

Total liabilities	12,729,839	12,829,987

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	171,000	199,400
Series II, Class B	275,200	289,000
Series III, Class B	135,245	137,745
Series IV, Class B	556,000	556,000
Series V, Class B	1,381,221	1,389,971
Common Stock, no par value	—	—
Additional paid-in capital	54,117,767	53,424,744
Retained earnings	6,112,037	7,667,845

Total stockholders’ equity	62,748,470	63,664,705

Total liabilities and stockholders’ equity	$75,478,309	$76,494,692

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended September 30, 2005	Three Months ended September 30, 2004	Nine Months ended September 30, 2005	Nine Months ended September 30, 2004
Sales, net	$6,138,926	$6,990,773	$14,720,136	$15,591,370
Reimbursed discounts	900,091	186,032	1,578,873	217,418

Total sales	7,039,017	7,176,805	16,299,009	15,808,788
Cost of sales	4,106,425	5,557,957	10,842,037	11,464,118

Gross profit	2,932,592	1,618,848	5,456,972	4,344,670

Operating expenses:
Sales and marketing	1,058,514	1,013,206	2,988,015	2,700,972
Research and development	182,867	135,572	506,810	379,619
General and administrative	1,862,541	1,631,330	4,950,682	7,043,363

Total operating expenses	3,103,922	2,780,108	8,445,507	10,123,954

Loss from operations	(171,330)	(1,161,260)	(2,988,535)	(5,779,284)
Interest income	369,833	199,989	956,018	231,963
Interest expense, net	(115,247)	(64,539)	(238,349)	(202,127)
Litigation settlements, net	—	65,150,304	—	74,201,554

Net income (loss) before income taxes	83,256	64,124,494	(2,270,866)	68,452,106
Provision (benefit) for income taxes	55,635	13,275,982	(715,058)	13,338,415

Net income (loss)	27,621	50,848,512	(1,555,808)	55,113,691
Preferred stock dividend requirements	(374,206)	(479,490)	(1,132,321)	(1,611,707)

Earnings (loss) applicable to common shareholders	$(346,585)	$50,369,022	$(2,688,129)	$53,501,984

Earnings (loss) per share – basic	$(0.01)	$2.21	$(0.12)	$2.39

Earnings (loss) per share – diluted	$(0.01)	$1.91	$(0.12)	$2.10

Weighted average common shares outstanding	23,371,562	22,803,452	23,275,742	22,399,555

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months ended September 30, 2005	Nine Months ended September 30, 2004
Cash flows from operating activities
Net income (loss)	$(1,555,808)	$55,113,691
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	1,018,314	975,599
Capitalized interest	(86,958)	(11,144)
Stock option compensation	403,137	602,693
Provision for inventory valuation	13,977	—
Provision for doubtful accounts	46,231	51,378
Accreted interest	75,840	75,840
Deferred income taxes	47,102	—
Loss on disposal of assets	4,474	—
Change in assets and liabilities:
(Increase) decrease in inventories	(515,190)	(6,611)
(Increase) decrease in accounts and note receivable	(1,482,465)	(1,248,622)
(Increase) decrease in income taxes receivable	(858,983)	—
(Increase) decrease in other current assets	(161,569)	(277,276)
Increase (decrease) in accounts payable	(1,095,112)	(251,105)
Increase (decrease) in other accrued liabilities	527,213	(238,900)
Increase (decrease) in income taxes payable	(337,766)	12,870,435

Net cash (used) provided by operating activities	(3,957,563)	67,655,978

Cash flows from investing activities
Purchase of property, plant, and equipment	(1,773,320)	(1,260,223)
Proceeds from the sale of assets	3,400	—

Net cash used by investing activities	(1,769,920)	(1,260,223)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(288,051)	(71,357)
Proceeds from long-term debt	1,050,846	—
Proceeds from the exercise of stock options	236,436	—
Payment of Preferred Stock dividends	—	(7,118,582)

Net cash provided (used) by financing activities	999,231	(7,189,939)

Net increase (decrease) in cash	(4,728,252)	59,205,816
Cash and cash equivalents at:
Beginning of period	55,868,526	8,155,621

End of period	$51,140,274	$67,361,437

Supplemental disclosures of cash flow information:
Interest paid	$256,636	$148,414
Income taxes paid	$417,336	$415,223
Supplemental schedule of non-cash financing activities:
Debt assumed to acquire assets	$78,453	$—
Closing costs rolled into long-term debt	$—	$24,154
Conversion of long-term debt into Common Stock	$—	$163,740

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

Depreciation and amortization are calculated using the straight-line method over the following useful lives:

Production equipment	3 to 13 years
Office furniture and equipment	3 to 10 years
Buildings	39 years
Building improvements	15 years
Automobiles	7 years

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

Revenue recognition

Revenue is recognized for sales to distributors when title and risk of ownership passes to the distributor, generally upon shipment. Revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances. Contractual pricing allowances consist of (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products that the Company has not received tracking reports. Rebates are recorded when issued and are applied against the customer’s receivable balance. The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report. Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted. The estimated contractual allowance is netted against individual distributors’ accounts receivable balances for financial reporting purposes. The resulting net balance is reflected in accounts receivable or accounts payable, as appropriate. The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors. Revenue for shipments directly to end-users is recognized when title and risk of ownership passes from the Company. Any product shipped or distributed for evaluation purposes is expensed.

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

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net income (loss)	$27,621	$50,848,512	$(1,555,808)	$55,113,691
Preferred dividend requirements	(374,206)	(479,490)	(1,132,321)	(1,611,707)

Earnings (loss) available to common shareholders	(346,585)	50,369,022	(2,688,129)	53,501,984
Effect of dilutive securities:
Conversion of preferred stock	—	479,490	—	1,611,707
Convertible debt interest and loan fees	—	(499,725)	—	(429,402)

Earnings (loss) available to common shareholders after assumed conversions	$(346,585)	$50,348,787	$(2,688,129)	$54,684,289

Average common shares outstanding	23,371,562	22,803,452	23,275,742	22,399,555
Dilutive stock equivalents from stock options	—	287,438	—	313,271
Shares issuable upon conversion of Preferred stock	—	2,572,116	—	2,572,116
Shares issuable upon conversion of convertible debt	—	703,235	—	703,235

Average common and common equivalent shares outstanding-assuming dilution	23,371,562	26,366,241	23,275,742	25,988,177

Basic earnings per share	($0.01)	$2.21	$(0.12)	$2.39

Diluted earnings per share	($0.01)	$1.91	$(0.12)	$2.10

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

4.	INVENTORIES

Inventories consist of the following:

	September 30, 2005	December 31, 2004
Raw materials	$1,095,829	$763,664
Finished goods	3,295,629	3,112,604

	4,391,458	3,876,268
Inventory reserve	(111,296)	(97,319)

	$4,280,162	$3,778,949

5.	INCOME TAX

The provision (benefit) for income taxes for the three and nine month periods ended September 30, 2005 differs from the expected amounts using statutory rates primarily due to stock option activity, 2004 income tax estimate changes, and changes in the valuation allowance on certain deferred tax assets. The provision for income taxes for the three and nine month periods ended September 30, 2004 consists of state income taxes, net of the benefit of net operating losses carried forward. Federal income taxes for the three and nine month periods ended September 30, 2004 were partially offset by net operating losses carried forward from prior periods. The primary reconciling item between income taxes based on amounts using statutory rates and the provision for income taxes for the three and nine month periods ended September 30, 2004 was the decrease in the valuation allowance of the net operating losses carried forward.

6.	DEFINED CONTRIBUTION PLAN

On September 30, 2005 the Company established the Retractable Technologies, Inc. 401(k) Plan (the “Plan”), which qualifies under Section 401(k) of the Internal Revenue Code. The Plan will begin operations in November 2005, and will be available to all U.S. employees who have completed 3 months of employment. Under the Plan, employees will be able to contribute a portion of their pre-tax compensation. The Company will be able to make discretionary matching contributions to the Plan.

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

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. Variances have been rounded for ease of reading. All period references are to the periods ended September 30, 2005 or 2004.

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

The Company was the sole U.S. syringe manufacturer to receive a contract under the President’s Emergency Plan. We will ship 11.7 million syringes to seven African countries. The countries are Botswana, Coite d’Ivoire, Ethiopia, Kenya, Nigeria, Tanzania, and Uganda.

The Company received 501k approval to market the VanishPoint® automated retraction intravenous (IV) catheter. The device is expected to be available in a variety of sizes in the first quarter of 2006.

Comparison of Three Months Ended

September 30, 2005, and September 30, 2004

Domestic sales accounted for 96.5 percent and 89.3 percent of the revenues for the three months ended September 30, 2005 and 2004, respectively. International sales accounted for the remaining revenues. Domestic revenues increased 6.0 percent and international revenues decreased 68.0 percent. Unit sales decreased 4.9 percent. Domestic unit sales increased 9.5 percent and international sales decreased 65.9 percent. Domestic unit sales were 93.2 percent of total unit sales. The international sales declined due to the existence of a large order in the third quarter of 2004 pursuant to the President’s Emergency Plan.

Gross profit increased primarily due to lower cost product coming out of inventory and a more profitable mix of products between domestic and international sales. Units in inventory at September 30, 2005 are recorded at a lower cost than units in inventory at June 30, 2005. Profit margins can fluctuate depending upon, among other things, the cost of product manufactured and the capitalized cost of product recorded in inventory, as well as product mix. The lower unit cost in ending inventory at September 30, 2005 should have a positive effect on profit margins for the fourth quarter.

Operating expenses consisted of increases in compensation expense of $132,000 in Sales and marketing mitigated by a decrease of consulting expense of $90,000. The increase in Research and development costs were due principally to the development of the catheter. General and administrative costs increased due to increases in compensation, shareholder expense, education expense, travel and entertainment, and legal expenses.

Loss from operations decreased due principally to improved profit margins.

Interest income increased due to higher invested cash balances.

The lower loss from operations and the net interest income resulted in net income.

The provision (benefit) for income taxes for the three month period ended September 30, 2005 differs from the expected amounts using statutory rates primarily due to stock option activity, 2004 income tax estimate changes, and changes in the valuation allowance on certain deferred tax assets. The provision for income taxes for the three month period ended September 30, 2004 consists of state income taxes, net of the benefit of net operating losses carried forward. Federal income taxes for the three month period ended September 30, 2004 were partially offset by net operating losses carried forward from prior periods. The primary reconciling item between income taxes based on amounts using statutory rates and the provision for income taxes for the three month period ended September 30, 2004 was the decrease in the valuation allowance of the net operating losses carried forward.

Preferred dividend requirements decreased 22.0 percent due to conversions of Preferred Stock into Common Stock.

Weighted average common shares outstanding increased due to the conversions and exercise of options.

The Company’s balance sheet remains strong with cash making up 67.8 percent of total assets. Working capital was $56,133,530 at September 30, 2005, a decrease of $1,059,201 from December 31, 2004. The current ratio improved from 8.3 at December 31, 2004 to 9.0 at September 30, 2005. The quick ratio also improved from 7.4 to 7.8 from December 31, 2004 to September 30, 2005. These all indicate a strong financial position.

Approximately $2.0 million in cash flows used by operating activities were used for working capital items. Investing activities were primarily for the completion of the new building. Financing activities consisted of the final draw down of the construction loan from 1st International Bank (“1st International”). The Company began principal and interest payments on this loan in the first quarter of 2005.

Comparison of Nine Months Ended

September 30, 2005, and September 30, 2004

Domestic sales accounted for 94.0 percent and 93.4 percent of the revenues for the nine months ended September 30, 2005 and 2004, respectively. International sales accounted for the remaining revenues. Unit sales increased 8.2 percent. Domestic unit sales were 89.0 percent of total unit sales for the nine months ended September 30, 2005.

Gross profit increased due primarily to improved sales and lower unit cost of product being sold. Profit margins can fluctuate depending upon, among other things, the cost of product manufactured and the capitalized cost of product recorded in inventory, as well as product mix. The lower unit cost in ending inventory at September 30, 2005 should have a positive effect on profit margins for the fourth quarter.

Operating expenses declined due principally to the reduction in legal fees attributable to the Company’s litigation with BD and NMT in 2004. Legal costs declined $2,420,000. Sales and marketing costs increased due to hiring additional personnel in sales resulting in an increase in wages of $333,000 and additional travel and entertainment costs of $109,000. These increases in Sales and marketing expense were mitigated by a reduction in consulting fees of $198,000. Research and development costs increased principally due to development work on the catheter. General and administrative costs were affected by additional accounting fees, increased travel and entertainment, education costs, dues expense and lower stock option expense, as well as legal expense noted previously.

Loss from operations decreased $2,790,749, or 48.3 percent due principally to the decreased litigation costs and improved profit margins.

Interest income increased due to higher invested cash balances.

The provision (benefit) for income taxes for the nine month period ended September 30, 2005 differs from the expected amounts using statutory rates primarily due to stock option activity, 2004 income tax estimate changes, and changes in the valuation allowance on certain deferred tax assets. The provision for income taxes for the nine month period ended September 30, 2004 consists of state income taxes, net of the benefit of net operating losses carried forward. Federal income taxes for the nine month period ended September 30, 2004 were partially offset by net operating losses carried forward from prior periods. The primary reconciling item between income taxes based on amounts using statutory rates and the provision for income taxes for the nine month period ended September 30, 2004 was the decrease in the valuation allowance of the net operating losses carried forward.

Preferred dividend requirements decreased 29.7 percent due to conversions of Preferred Stock into Common Stock.

Weighted average common shares outstanding increased due to conversions and exercise of options.

LIQUIDITY AND FUTURE CAPITAL REQUIREMENTS

Historical Sources of Liquidity

We have historically funded operations primarily from proceeds from private placements, loans, and litigation efforts. We were capitalized with approximately $52,600,000 raised from six separate private placement offerings. We also funded operations through bank loans aggregating $12,910,000. We have received cash payments of $88,514,873 from litigation settlements through September 30, 2005. Additionally, through September 30, 2005, we have received $1,031,266 in discount reimbursements in cash from a litigation settlement.

Internal Sources of Liquidity

Margins and Market Access

In early 2004 we began to receive shipment of product under our agreement with Double Dove. We believe as we receive greater quantities our profit margins could increase provided we have market access. Margins tend to improve with additional sales and higher production levels. To achieve profits from operations we would need minimal access to hospital markets which has been difficult to obtain due to the monopolistic marketplace which was the subject of our lawsuit against BD. We will continue to attempt to gain access to the market through our sales efforts and innovative technology. We are focusing on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer our technology at a reduced price. We believe our current capitalization provides the resources necessary to implement these changes and greatly improve our manufacturing capacity and efficiency, thereby reducing our unit cost.

The mix of domestic and international sales affects the average sales price of our products. The higher the ratio of domestic sales to international sales, the higher the average sales price will be. Typically international sales are shipped directly from China. Purchases of product manufactured in China will usually decrease the average cost of manufacture for all units as domestic costs, such as indirect labor and overhead, remain relatively constant. The number of units produced by the Company and manufactured in China can have a significant effect on the carrying costs of inventory as well as cost of sales. The average unit cost in the third quarter of 2005 is lower than the average unit cost in inventory at June 30, 2005. This is due to more units, in the aggregate, purchased and produced in the third quarter of 2005. Inventory was higher at September 30, 2005, compared to December 31, 2004, due to more units on hand mitigated by lower average cost per unit. The Company will continue to evaluate the appropriate mix of products manufactured domestically and those manufactured in China to achieve economic benefits as well as maintaining our domestic manufacturing capability.

We had a reduction in staff of 18 employees effective August 11, 2005. In connection with the reduction in staff, terminated employees were eligible to receive severance benefits in the form of a one-time lump sum payment. The total amount of the severance benefits was $63,000. Annual savings attributable to this staff reduction will be approximately $380,000.

Seasonality

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.

Licensing Agreement

We entered into a License Agreement with Baiyin Tonsun Medical Device Co., Ltd. (“BTMD”) as of May 13, 2005, which was approved by the People’s Republic of China (the “PRC”) on August 1, 2005. We have granted to BTMD a limited exclusive license to manufacture and a limited exclusive right to sell syringes in the PRC having retractable needles that incorporate our technology for a term of three years. This License Agreement is subject to the Technology License Agreement dated June 23, 1995 between Mr. Thomas J. Shaw, our founder and CEO, as licensor and the Company, as licensee. Accordingly, Mr. Shaw will receive 5% of the licensing proceeds we receive. BTMD has agreed to manufacture and sell these products in the PRC and to pay us a quarterly royalty of two and one-half cents per unit on 1/2 cc, 3 cc, and 5 cc syringes and a royalty of three and one-half cents per unit on 1 cc and 10 cc syringes. We anticipate the receipt of royalties beginning no later than the first contract year. The obligation to pay the royalties continues even if any and all of our patent rights in the PRC are found to be invalid or unenforceable for any reason. We have the right, but not the obligation, to terminate the agreement if we have not received royalty payments for at least 25,000,000 units during 2006, 50,000,000 units in 2007, and 100,000,000 units per year for each year thereafter.

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

External Sources of Liquidity

We obtained a loan from 1st International for $2,500,000 for financing of the warehouse. Principal and interest payments began in the first part of 2005. We have obtained several loans over the past six years, which have, together with the proceeds from sales of equities, enabled us to pursue development and production of our products. Currently we believe we could obtain additional funds through loans if needed. Furthermore, the shareholders previously authorized an additional 5,000,000 shares of a Class C Preferred Stock that could, if necessary, be designated and used to raise funds through the sale of equity.

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

Pursuant to paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) and on November 10, 2005, our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, and concluded that, as of September 30, 2005, and based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, there were no significant deficiencies in these procedures. The CEO and CFO concluded that our disclosure controls and procedures are effective.

There have been no material changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the last fiscal quarter or in any other factor that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

We disclosed our recent filing of a lawsuit against Abbott Laboratories Inc. in our Form 10-Q filed on August 15, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Equity Securities and Use of Proceeds

Katie Petroleum, Inc. purchased 136,436 shares of Common Stock through the exercise of options at a price of $1 per share for total consideration of $136,436.

Working Capital Restrictions and Limitations on the Payment of Dividends

We maintain cash for use as collateral for letters of credit we provide from time to time to enable, among other things, the purchase of product from China. As of September 30, 2005, we had no funds held as restricted cash for such purposes. The Board of Directors has authorized management to borrow and incur indebtedness in the form of letters of credit in an aggregate amount, at any one time, of $3,000,000.

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

Series I Class B Convertible Preferred Stock

For the nine months ended September 30, 2005, the amount in arrears is $69,802 and the total arrearage as of September 30, 2005 is $120,015.

Series II Class B Convertible Preferred Stock

For the nine months ended September 30, 2005, the amount in arrears is $210,397 and the total arrearage as of September 30, 2005 is $377,380.

Series III Class B Convertible Preferred Stock

For the nine months ended September 30, 2005, the amount in arrears is $102,189 and the total arrearage as of September 30, 2005 is $2,683,843.

Series IV Class B Convertible Preferred Stock

For the nine months ended September 30, 2005, the amount in arrears is $417,000 and the total arrearage as of September 30, 2005 is $5,229,471.

Series V Class B Convertible Preferred Stock

For the nine months ended September 30, 2005, the amount in arrears is $332,932 and the total arrearage as of September 30, 2005 is $1,930,298.

Item 4.	Submission of Matters to a Vote of Security Holders.

The 2005 Annual Meeting of Stockholders (the “Annual Meeting”) of the Company was held on September 16, 2005, at 10:00 a.m., CST. The purpose of the meeting was to elect four Class 1 Directors.

Of the 23,342,198 shares of Common Stock of the Company entitled to vote, 18,560,305 shares were represented in person or by proxy at the Annual Meeting, which is more than the 11,671,099 required to constitute a quorum. Accordingly, the election of four Class 1 Directors was put to a vote and the results were as follows:

NOMINEES	FOR	WITHHELD
Russell Kuhlman	18,473,255	87,050

Patti King	18,468,755	91,550

Marco Laterza	18,473,160	87,145

Jimmie Shiu	18,450,955	109,350

Accordingly, Russell Kuhlman, Patti King, Marco Laterza, and Jimmie Shiu were elected as Class 1 Directors to serve until the Company’s 2007 Annual Meeting. As of the adjournment of the Annual Meeting, the Board of Directors consisted of the following members:

Thomas J. Shaw	Class 2 Director

Steven R. Wisner	Class 2 Director

Russell B. Kuhlman	Class 1 Director

Douglas W. Cowan	Class 2 Director

Clarence Zierhut	Class 2 Director

Marwan Saker	Class 2 Director

Patti King	Class 1 Director

Marco Laterza	Class 1 Director

Jimmie Shiu	Class 1 Director

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit No.	Description of Document

3	Third Amended and Restated Articles of Incorporation of the Corporation file stamped November 1, 2004

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2005	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	BY:	/S/ DOUGLAS W. COWAN
DOUGLAS W. COWAN
VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER