Form 10-K
period 2005-12-31
RETRACTABLE TECHNOLOGIES INC
filed 2006-03-31
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-30885

Retractable Technologies, Inc.

(Name of registrant as specified in its charter )

Texas	75-2599762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

511 Lobo Lane Little Elm, Texas	75068-0009
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (972) 294-1010

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common	The American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Preferred Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common equity held by non-affiliates is $26,385,436.80 which was computed with reference to the closing price as of June 30, 2005.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date. As of March 1, 2006, there were 23,524,384 shares of our Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None except exhibits

PART I

Item 1. Business.

DESCRIPTION OF BUSINESS

General Description

We design, develop, manufacture, and market innovative patented safety needle devices for the healthcare industry. Our VanishPoint® products utilize a unique friction ring mechanism patented by Thomas J. Shaw, our Founder, President, and Chief Executive Officer. VanishPoint® products are designed specifically to prevent needlestick injuries and to prevent reuse. The friction ring mechanism permits the automated retraction of the syringe needle into the barrel of the syringe, directly from the patient, after delivery of the medication is completed. The VanishPoint® blood collection tube holder utilizes the same mechanism to retract the needle after blood has been drawn from the patient. Closure of an attached end cap of the blood collection tube holder causes the needle to retract directly from the patient into the closed tube holder. We introduced a IV safety catheter in the first quarter of 2006. Advantages of our products include protection from needlestick injuries, prevention of cross contamination through reuse, and reduction of disposal and other associated costs. Federal regulation now requires the use of safe needle devices. We have an exclusive license from Thomas J. Shaw, our President and Chief Executive Officer, for the patent rights for our safety needle products.

We and Thomas J. Shaw entered into a Technology License Agreement dated effective as of the 23rd day of June 1995, whereby Mr. Shaw granted us a worldwide exclusive license to manufacture, market, sell, and distribute ‘Licensed Products’ and ‘Improvements’ until the expiration of the last to expire of the last ‘Licensed Patents’ unless sooner terminated under certain conditions without right to sublicense. ‘Licensed Products’, ‘Improvements’, and ‘Licensed Patents’ are all terms that are extensively defined in the Technology License Agreement. In exchange, we paid Mr. Shaw a $500,000 initial licensing fee and a 5 percent royalty on gross sales after returns of ‘Licensed Products’. See “Patents, Licenses and Proprietary Rights” for a more detailed discussion. Our goal is to become a leading provider of automated retraction safety devices.

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

We have been manufacturing and marketing our products into the market place since 1997. In May 2000 we signed a National Marketing and Distribution Agreement with Abbott Laboratories, Inc. (“Abbott Laboratories” or “Abbott”). We terminated this agreement in October 2003. Our products have been and continue to be distributed nationally through numerous distributors. However, we have been blocked from access to the market by exclusive marketing practices engaged in by Becton Dickinson and Company, Inc. (“BD”) who dominates our market.

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

Principal Products

Our products with Notice of Substantial Equivalence to the FDA include 1cc tuberculin, insulin, and allergy antigen VanishPoint® syringes; 3cc, 5cc, and 10cc VanishPoint® syringes; and the VanishPoint® blood collection tube holder and small tube adapter. Syringe sales comprised 98.0%, 97.5%, and 98.6% of revenues in 2003, 2004, and 2005.

We also have begun selling allergy trays with 25 syringes per tray. The trays accounted for approximately 1% of US sales in 2005. The tray design eliminates the need to individually unwrap each syringe.

We introduced the IV safety catheter into the market in the first quarter of 2006.

Our products (without Notice of Substantial Equivalence to the FDA) also include a dental syringe, a butterfly IV, and an autodisable syringe. From 1999 to 2001 and in 2003 ECRI (formerly known as the Emergency Care Research Institute), a recognized authority in evaluating medical devices, awarded the VanishPoint® syringe and blood collection tube holder its highest possible rating. The VanishPoint® blood collection tube holder received Risk and Insurance magazine’s 1997 “Top of the Line” Award for excellence.

Principal Markets

The VanishPoint® syringe and needle device products are sold to and used by healthcare providers primarily in the United States (with 7.9% of revenues in 2005 generated from sales outside the United States) which include, but are not limited to, acute care hospitals, alternate care facilities, doctors’ offices, clinics, emergency centers, surgical centers, convalescent hospitals, Veterans Administration facilities, military organizations, public health facilities, and prisons.

The syringe and needle device market continues to be a market in transition. The nature of the products comprising the market is slowly changing from standard to safety devices. The impetus for the change to safety devices is the risk that is carried with each needlestick injury which includes the transmission of over 20 bloodborne pathogens, including the human immunodeficiency virus (“HIV,” which causes AIDS), hepatitis B, and hepatitis C. Because of the occupational and public health hazards posed by conventional disposable syringes, public health policy makers, domestic organizations and government agencies have been involved in the effort to get more effective safety needle products to healthcare workers. Federal legislation was signed into law on November 6, 2000, by former President Clinton. This legislation, which became effective for most states on April 12, 2001, now requires safety needle products be used for the vast majority of procedures. However, even with this requirement, many hospitals are neglecting to follow the law intended to protect healthcare workers.

According to Greystone Associates, the worldwide market for safety syringes was a little over $1 billion in 2003 and is projected to be approximately $1.6 billion by 2007. The safety syringe market made up approximately 43% of the total 2003 syringe market and is expected to make up 57% of the market in 2007.

Methods of Marketing and Distribution

Under the current supply chain system in the U.S. acute care market, the vast majority of decisions relating to the contracting for and purchasing of medical supplies are made by the representatives of group purchasing organizations (“GPOs”) rather than the end-users of the product (nurses, doctors, and testing personnel). The GPOs and manufacturers often enter into long-term exclusive contracts which can prohibit entry in the marketplace by competitors.

We distribute our products throughout the United States and its territories through general line and specialty distributors. We also utilize international distributors. We have developed a national direct marketing network in order to market our products to health care customers and their purchaser representatives. Our marketers make calls on target markets that are users of syringes, blood collection tube holders and IV safety catheters. Our marketers make contact with all of the departments that affect the decision-making process for safety products, including the purchasing agents. They call on acute care and alternate care sites and speak directly with the decision-makers of these facilities. We employ trained clinicians, including registered nurses and/or medical technologists, that educate healthcare providers and healthcare workers on the use of safety devices through exhibits at related tradeshows and publications of relevant articles in trade journals and magazines. These nurses provide clinical support to customers. In addition to marketing our products, the network demonstrates the safety and cost effectiveness of the VanishPoint® automated retraction products to customers.

In the needle and syringe market, the market share leader, BD, has utilized, among other things, long-term exclusive contracts which have restricted our entry into the market.

We have numerous agreements with organizations for the distribution of our products in foreign markets. Sales to these markets increased to 7.9% of revenues in 2005. The total population of Western Europe exceeds 310 million, and the recognition for the urgency of safe needle devices in parts of Europe has followed the United States model. In France, England, Germany, and Italy, organized healthcare worker unions have taken action to force hospitals and government agencies to place safety as a priority. Regions within Asia and Africa are also recognizing the need for our products. In 2004 and 2005, we were awarded a federal contract to supply syringes to various African countries. The first award from PATH was for 1,530,000 units. The 2005 award was for 11,700,000 units. Both awards were filled over multiple quarters due principally to logistical requirements for the orders. We are hopeful that these awards will continue to increase under this program.

Key components of our strategy to increase our market share are to: (a) focus on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer products at a reduced price; (b) continue marketing emphasis in the U.S. which has implemented the requirements outlined by safe needle legislation; (c) continue to add Veterans Administration facilities, health departments, emergency medical services, federal prisons, long-term care and home healthcare facilities as customers; (d) educate healthcare providers, insurers, healthcare workers, government agencies, government officials, and the general public on the reduction of risk and the cost effectiveness afforded by our VanishPoint® products; (e) supply product through GPOs and Integrated Delivery Networks where possible; (f) consider possibilities for future licensing agreements and joint venture agreements for the manufacture and distribution of safety products in the United States and abroad; (g) introduce new products where market access is possible; and (h) continue to increase international sales.

Status of New Products

We have patented and are in the process of developing additional safety needle products. Such products include a dental syringe and a winged butterfly IV for which we have developed early stage prototypes. We have preproduction prototypes for our autodisable syringe. Our limited access to the market has slowed the introduction of these products into the market. We launched an IV safety catheter in the first quarter of 2006.

Competitive Conditions

We believe VanishPoint® products continue to be the most effective safety devices in today’s market. Our products include passive safety activation, require less disposal space, and are activated while in the patient.

Founded in 1897, BD is headquartered in New Jersey. BD’s safety-engineered syringe and needle products sales accounted for approximately 15 percent of BD’s total 2003 sales. BD currently manufactures the SafetyLok™, a syringe that utilizes a tubular plastic sheath that must be manually slid over the needle after an injection, and the SafetyGlide™, a syringe which utilizes a hinged lever to cover the needle tip. BD also manufactures a safety blood collection needle that utilizes the Eclipse™ needle cover. BD also manufactures a 3cc and 1cc retracting needle product based on a license agreement with Med-Design. The Integra, a retractable syringe offered by BD, does not offer a full product line and cannot be used with highly viscous medication due to leakage (as described on their labels). The introduction of this syringe has had little impact on our sales due to BD’s historic market dominance. BD’s “Vacutainer®” blood collection products are commonly used as industry jargon to refer to blood collection products in general.

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

Our competitive strengths include that the VanishPoint® syringe is one of four syringes given the highest possible rating by ECRI. Our blood collection tube holder is one of only two safety products given the highest possible rating. Our products also have an advantage over non-retracting safety needles because minimal training and changes to practitioners’ normal routines are required. Use of our products also prohibits unfortunate and improper reuse. Several factors could materially and beneficially affect the marketability of our products. Demand could be increased by existing legislation and other legislative and investigative efforts. Outsourcing arrangements such as our purchases from Double Dove have increased our manufacturing capacity with little or no capital outlay and provide a competitive cost. Licensing agreements such as the one with Baiyin Tonsun Medical Device Co., Ltd. (“BTMD”) could provide entry into new markets and generate additional revenue.

Our competitive weaknesses include our current lack of market share because two well-established companies control most of the market. Our competitive position is also weakened by the method that providers use for making purchasing decisions and the fact that our initial price per unit may be higher. However, our price per unit is competitive or even lower than the competition once all the costs incurred during the life cycle of a syringe are considered. Such life cycle costs include disposal costs, testing and treatment costs for needlestick injuries, and treatment for contracted illnesses through needlestick injuries. Demand for our products could decrease due to the introduction of the Integra, a retractable syringe manufactured by BD, which dominates the market. Although, to date, the introduction of the Integra has not noticeably impacted our sales, BD has a wider range of product offerings and more capital resources.

Principal Suppliers and Sources of Raw Materials

We purchase most of our product components from single suppliers, including needle adhesives and packaging materials. There are multiple sources of these materials. We own the molds that are used to manufacture the plastic components of our products. Our suppliers include Magor Mold, Inc., APEC, Multivac, Inc., Exacto Spring Corporation, Sterigenics, Nipro Corporation, and ISPG. We have received shipment of product from Double Dove since early 2004.

Dependence on Major Customers

Two distributors accounted for an aggregate of 34.8% of our revenue in 2005. We have numerous other distributors that sell our products in the U.S. and internationally.

Backlog Orders

Order backlog is not material to our business inasmuch as orders for our products generally are received and filled on a current basis, except for items temporarily out of stock.

Patents, Licenses, and Proprietary Rights

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

We hold numerous United States patents related to our automated retraction technology, including patents for dental syringes, IV safety catheters, winged IV sets, syringes, and blood collection tube holders. In addition, we have multiple applications for patents currently pending. The principal syringe patents in the U.S., as well as their foreign counterparts, will expire in May 2015.

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

We currently obtain roughly 50% of our finished products through Double Dove, a Chinese manufacturer. We believe we could make up any long-term disruption in these supplies by utilizing more of the capacity at the Little Elm facility, except for 5cc and 10cc syringes which comprised about 4.4% of our 2005 revenues.

We anticipate receiving royalties from the licensing agreement with BTMD before the end of the first contract year ending August 2006. During the first contract year, BTMD is required to sell at least 25,000,000 units which, based on the lowest possible royalty rate, would result in a payment of $625,000.

Seasonal Effect on Business

We have generally experienced higher syringe sales during the last half of the year which we believe is due to flu season.

Working Capital Practices

Cash and cash equivalents include unrestricted cash and investments with maturities of three months or less.

Our credit policy has provided for negligible reserve requirements on our Accounts Receivable. Outstanding accounts are reviewed regularly and reserves provided for potential write off, if applicable.

Inventories are valued at lower of cost or market. We maintain a reserve for potential write-downs or write offs, and obsolete inventory is writen off.

Receivables are established for federal and state taxes where we have determined we are entitled to a refund for overpayments of estimated taxes or loss carry backs.

Accounts payable and other short-term liabilities include amounts that we believe we have an obligation for at the end of year. This included charges for goods or services received in 2005 but not billed to us at the end of the year. It also included estimates of potential liabilities such as rebates and other fees.

Our domestic return policy is set forth in our standard Distribution Agreement, a copy of which is incorporated by reference in Exhibit number 10.1. This policy provides that a customer may return incorrect shipments within 10 days following arrival at the distributor’s facility. In all such cases the distributor must obtain an authorization code from us and affix the code to the Returned Product. We will not accept returned goods without a Returned Goods Authorization number. We may refund the customer’s money or replace the product.

Our international contracts do not provide for any returns.

Our return policy also provides that a customer may return product that is overstocked. Overstocking returns are limited to two times in each twelve month period up to 1% of Distributor’s total purchase of Products for the prior twelve month period upon the following terms: i) an “Overstocked” Product is that portion of Distributor’s inventory of the Product (individual catalog number) which exceeds Distributor’s sales volume for the Product during the preceding four months; ii) Distributor must not have taken Delivery of the Product which is Overstocked (individual catalog number) during the preceding four months, iii) Overstocked Product held by Distributor in excess of twelve (12) months from the date of original invoice will not be eligible for return; iv) the Overstocked Product must be returned to us in our saleable case cartons which are unopened and untampered with no broken or re-taped seals; v) Distributor will be granted a credit which may be used only to purchase other Products from us, the credit to be in the amount of the invoice price of the returned Products less a 10% restocking fee which will be assessed against Distributor’s subsequent purchase of Product; vi) Distributor must obtain an authorization code from our distribution department and affix the code to the returned Product; and vii) Distributor shall bear the cost of shipping the returned Products to us. All Product overstocks and returns are subject to inspection and acceptance by Manufacturer.

Regulatory Status and Effect of Regulation

We and our products are regulated by the FDA. The syringe and the IV safety catheter are Class II medical devices which require assurance by the manufacturer that the device is safe and effective and that they meet certain performance standards. The FDA issued its Notice of Substantial Equivalence declaring the VanishPoint® syringe products to be substantially equivalent to a legally marketed predicate device (i.e., granted us permission to market our safety syringes in interstate commerce) for the 3cc VanishPoint® syringe in December 1995; for the 5cc and 10cc VanishPoint® syringes in May 1997; for the 1cc allergy and insulin syringes in November 1997; for the 1cc VanishPoint® tuberculin syringe in February 1998; and for the VanishPoint® blood collection tube holder and small tube adapter in August 1997. In September 2005, the FDA granted permission to market our IV safety catheter in interstate commerce.

In addition to the Notice of Substantial Equivalence, we must register with the FDA on an annual basis and provide the FDA with a list of commercially distributed products. Texas has similar registration requirements. The FDA tries to inspect all medical device manufacturing facilities at least once every two years to determine the extent to which they are complying with Quality System Regulation. The most recent inspection occurred in July 2005 after which the auditor determined “No Action Indicated.”

RWTUV-USA, a member of the TUV Nord Group, performs our quality management system certification. We were originally certified to ISO 9001:1994 in 1997 and received annual surveillance audits, maintaining that certification until March of 2004 with no major non-conformances. We received certification to ISO 13485:2000, CAN/CSA:13485:1996 and EN 13485.2000 in August 2004. We have since received certification to the most current version of these standards. In addition, the VanishPoint product line was certified for a CE Mark by RWTUV. The CE Mark authorizes us to sell in the European Union. RWTUV performs annual surveillance audits to ensure our compliance with ISO 13485:2003, CAN/CSA:13485:2003 and EN 13485.2003 and the Medical Device Directive, 93/42/EEC.

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

Research and Development

We spent $561,135; $626,941; and $934,209 in fiscal 2003, 2004, and 2005, respectively, on research and development. Costs in 2005 were primarily for compensation and experimental parts. Our ongoing research and development activities are performed by an internal research and development staff. This team of engineers is developing process improvements for current and future automated machines. Products currently in development by our internal team include the winged butterfly IV, the dental syringe, a  1/2 cc insulin syringe and an autodisable syringe. Our limited access to the market has slowed the introduction of these products into the market. Possible future products include all needle medical devices to which the automated retraction mechanism can be applied.

Environmental Compliance

We believe that we do not incur material costs in connection with compliance with environmental laws. We are considered a Conditionally Exempt Small Quantity Generator because we generate less than 100 kilograms (220 lbs.) of hazardous waste per month. Therefore, we are exempt from the reporting requirements set forth by the Texas Commission on Environmental Quality. The waste that is generated at our facility is primarily made up of flammable liquids and paint-related waste and is sent for fuel blending by Safety Kleen. This fuel blending process completely destroys our waste and satisfies our “cradle-to-grave” responsibility.

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

Employees

As of March 20, 2006, we had 137 full-time employees, three part-time employees, and four independently contracted consultants. Of the 137 full-time employees, five persons were engaged in research and development activities, 56 persons were engaged in manufacturing and engineering, 18 persons were engaged in quality assurance and regulatory affairs, 35 persons were engaged in sales and marketing, 22 persons were engaged in general and administrative functions, and one person in facilities. No employees are covered by collective bargaining agreements. We are dependent upon a number of key management and technical personnel, and the loss of services of one or more key employees could have a material adverse effect on us. Our President and Chief Executive Officer, Thomas J. Shaw, has an employment contract with an initial term that ended on September 2002 that contains an automatic and continuous renewal provision for consecutive two-year periods.

FINANCIAL INFORMATION

We have no long-lived assets in foreign countries. Shipments to international customers generally require a prepayment either by wire transfer or an irrevocable confirmed letter of credit. We do extend credit to international customers on some occasions depending upon certain criteria, including, but not limited to, the credit worthiness of the customer, the stability of the country, banking restrictions, and the size of the order. All transactions are in United States currency.

	2005	2004	2003
Domestic sales	$22,310,150	$20,193,999	$18,956,102
International sales	1,924,866	1,327,701	122,230

Total sales	$24,235,016	$21,521,700	$19,078,332

Long-lived assets
Domestic	$11,925,976	$11,056,865	$9,678,826
Foreign	$—	$—	$—

Item 1A. Risk Factors.

You should carefully consider the following material risks facing the Company. If any of these risks occur, our business, results of operations or financial condition could be materially adversely affected.

We Compete in a Monopolistic Marketplace

We operate in an environment that is dominated by the major syringe manufacturer in the United States, BD. We believe that its monopolistic business practices continue despite its paying the Company $100 million to settle a lawsuit for anticompetitive practices, business disparagement, and tortious interference. Although we made limited progress in some areas, such as the alternate care and international markets, our volumes are not as high as they should be given the nature and quality of our product, the federal and state legislation requiring use of safe needle devices, and the Senate Subcommittee hearings on GPOs.

We Have Generally Been Unable to Gain Sufficient Market Access to Achieve Profitable Operations

Since our formation, we have incurred net operating losses in all fiscal quarters except the fourth quarter of 2005 and may experience operating losses in the future. If we are unable to gain sufficient market access and market share, we will be unable to continue to finance research and development as well as support operations and expansion of production.

Our Patent Protection Is Aging

Our main competitive strength is our technology. As it ages (and the associated patent life expires), our competitive position in the marketplace will weaken. The initial patents protecting our revolutionary spring action syringe will expire beginning in May 2015. Patent life may be extended, not through the original patents, but related improvements. Eventually, however, our patent protection may decrease and we will be vulnerable to other competitors utilizing our technology.

We Are Vulnerable to New Technologies

Because we have a narrow focus on a particular product line and technology (retractable needles), we are vulnerable to the development of superior competing products and to changes in technology which could eliminate or reduce the need for our products. If a superior technology is created, the demand for our product could greatly diminish.

We May Lack Future Financial Resources to Capture Increased Market Share

The three leading manufacturers of hypodermic syringes and blood collection products are BD with a worldwide market share in the safety syringe market of approximately 68 percent, Sherwood with approximately 18 percent, and Terumo with a market share of approximately 4 percent. All three companies offer both standard syringes and at least one safety syringe alternative. BD also offers a retractable syringe. BD and Sherwood have greater financial resources, larger and more established sales and marketing and distribution organizations, and greater market influence, including long-term contracts with GPOs. These competitors may be able to use these resources to improve their products through research and acquisitions or develop new products, which may compete more effectively with our products. If our competitors choose to use their resources to create products superior to ours, we may be unable to sell our products and the ability of our company to continue would be weakened.

Fluctuations in Supplies of Inventory Could Temporarily Increase Costs

Fluctuations in the cost and availability of raw materials and inventory and the ability to maintain favorable supplier arrangements and relationships could result in the need to manufacture all (as opposed to one-half) of the products in the United States. This could temporarily increase unit costs as we ramp up domestic production.

We Face Inherent Product Liability Risks

As a manufacturer and provider of safety needle products, we face an inherent business risk of exposure to product liability claims in the event of product failure or claim of harm caused by product operation. Product failure could result in injury to the patient or loss of blood and could expose healthcare workers to the risk of blood borne pathogens. If any of our products prove to be defective, we may be required to recall those products. If a product liability claim is made and damages are in excess of our product liability coverage, our competitive position could be weakened by the amount of money we could be required to pay to compensate those injured by our products. We have products liability coverage with St. Paul Insurance Company covering up to $1,000,000 per occurrence, with coverage up to $2,000,000 in the aggregate. Each claim is subject to a $10,000 deductible. Additionally, we have additional products liability protection under an Umbrella Liability Policy. This policy provides an additional $10,000,000 per occurrence and aggregate limits in the event claims exceed the primary commercial general liability policy limit. We have not had any product liability claims.

We Have Limited Access to the Capital Markets

The volume of trading in our Common Stock on the American Stock Exchange (the “AMEX”) is low. Accordingly, it is unclear if there is any significant market for our shares. This may reduce our ability to raise cash through public or private offerings in the future.

Our Company Is Controlled by Two Shareholders

Thomas J. Shaw, our President and a Director, and Lillian E. Salerno, a consultant to the Company, own 47.6% and 10.8%, respectively, of the Common Stock as of March 1, 2006. These two shareholders will, therefore, have the ability to direct our operations and financial affairs and to substantially influence the election of members of our Board of Directors. The interests of these persons may not always coincide with the Company’s interests or the interests of other stockholders. This concentration of ownership, for example, may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially adversely affect the market price of the Common Stock. Of the remaining 9,782,384 shares of Common Stock outstanding as of March 1, 2006, Officers and Directors own 32,500 of the shares.

Current Investigations Could Result in Beneficial Legislation Increasing Our Access to the Hospital Market

On March 15, 2006, the Senate Judiciary Subcommittee on Antitrust, Competition Policy and Consumer Rights held its fourth hearing on the anti-competitive practices of GPOs. As the Senate’s four-year inquiry has revealed, these purchasing cartels, in collusion with the dominant medical supply manufacturers, have harmed competition, stifled innovation, and increased the cost of healthcare. Senate testimony, government studies, and media reports have exposed a long list of abuses, including conflicts of interest, kickbacks, sole-source and long-term contracts, and other exclusionary practices that have kept patients and healthcare workers in GPO-member hospitals from gaining access to better, safer, and more cost-effective medical products. The U. S. Department of Justice and the Connecticut Attorney General are also conducting wide-ranging criminal investigations of GPO practices and have issued subpoenas to many of the nation’s largest medical suppliers, GPOs, and hospital systems.

Item 1B. Unresolved Staff Comments.

Not applicable and none.

Item 2. Properties.

Our 22,500 square foot headquarters is located at 511 Lobo Lane, on 35 acres, which we own, overlooking Lake Lewisville in Little Elm, Texas. The building is a modular portion of a larger planned building for which the engineering design has been finalized which could be expanded with minimal disruption of production. The headquarters are in good condition and house our administrative offices and manufacturing facility. We put a 45,000 square foot warehouse in service in March 2005. Our facility produced approximately one-half of the units that were sold in 2005. In the event of a disruption in service of our outside supplier, we believe we could produce quantities sufficient to meet demand under current circumstances except for demand for 5cc and 10cc syringes which are sold principally in the international market. In that event, we would attempt to engage another manufacturer.

The Company obtained a loan from 1st International Bank (“1st International”) for $2,500,000, secured by the land and existing buildings, which provided interim funding for the construction of the 45,000 square foot warehouse. The proceeds from the loan were used to pay off the remaining $475,000 of the revolving credit agreement with 1st International in addition to funding the new warehouse and related infrastructure. Payments on the note were interest only during the first twelve months. The payments for the permanent funding are based on a twenty-year amortization with a five-year maturity. Interest rates are based on the amount of funds kept on deposit with the bank. Accordingly, interest will vary from the Wall Street Journal Prime Rate (the “WSJPR”) to the WSJPR plus 1 percent, with floors that may range from 4.25 percent to 6.50 percent. Compensating balances at 1st International affecting the interest rate will range from $0 to $500,000.

Additional capital expenditures may include additional assembly lines, molding equipment, manufacturing space, warehousing, and related infrastructure. The expansion could include those products that have been developed but not yet marketed, as well as expanding manufacturing capacity for existing products.

We also lease Suites 618, 620, 622, and 628 S. Mill Street, Lewisville, Texas, as well as storage stalls located at 102 E. Purnell, Lewisville, Texas, from LES Development, the successor to Mill Street Enterprises, a sole proprietorship owned by Lillian E. Salerno, a shareholder holding more than 10% of the Common Stock. This lease is for over 4,000 square feet of office space in good condition. The lease is for a five-year period beginning in July 2002 at a monthly rate of $2,900. This space is used to store office documents and for general office and marketing purposes. This lease is expected to terminate in the second quarter of 2007.

In the opinion of Management, all the properties and equipment are suitable for their intended use and are adequately covered by an insurance policy.

Item 3. Legal Proceedings.

We are not a party to any material legal proceeding other than a lawsuit against Abbott Laboratories which was announced in a Form 10-Q filed on August 15, 2005.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our Common Stock has been listed on the AMEX since May 4, 2001. Shown below is the high and low sales price of our Common Stock as reported by the AMEX for each quarter of the last two fiscal years:

	Common Stock
	High	Low
2005
Fourth Quarter	$4.83	$3.51
Third Quarter	$6.49	$2.65
Second Quarter	$4.04	$2.60
First Quarter	$4.80	$3.70
2004
Fourth Quarter	$5.24	$3.55
Third Quarter	$9.16	$4.50
Second Quarter	$7.75	$5.20
First Quarter	$8.89	$5.82

SHAREHOLDERS

As of March 1, 2006, there were 23,524,384 shares of Common Stock held by 327 shareholders of record not including shareholders who beneficially own Common Stock held in nominee or “street name.”

DIVIDENDS

We have not ever declared or paid any dividends on the Common Stock. We have no current plans to pay any cash dividends on the Common Stock. We intend to retain all earnings, except those required to be paid to the holders of the Preferred Stock, to support operations and future growth.

The Board of Directors declared a dividend on the Series I and II Class B Convertible Preferred Stock in 2004. The cumulative dividend arrearage through June 30, 2004, on the Series I and II Class B Convertible Preferred Stock of $7,118,583 was paid on August 27, 2004, to the holders of record as of August 17, 2004. As of December 31, 2005, $10,712,000 in dividends were in arrears on the Class B stock. Dividends may not be paid on the Common Stock until all dividends on the Preferred Stock have been paid.

EQUITY COMPENSATION PLAN INFORMATION

See Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for a chart describing compensation plans under which equity securities are authorized.

RECENT SALES OF UNREGISTERED SECURITIES

No options were exercised in the fourth quarter of 2005. In the first quarter of 2006, an employee purchased 5,000 shares of Common Stock through the exercise of nonqualified stock options issued under the 1996 Incentive Stock Option Plan.

Sales of unregistered securities in the first three quarters of 2005 were reported in the Company’s Form 10-Q quarterly reports filed with the United States Securities and Exchange Commission (the “Commission”) which are available via Edgar.

Item 6. Selected Financial Data.

The following selected financial data are qualified by reference to, and should be read in conjunction with, our audited financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2002 and 2001, and the balance sheet data as of December 31, 2003, 2002, and 2001, have been derived from our audited financial statements, which are not included herein.

(In thousands except for earnings per share, shares outstanding and percentages)

	As of and for the Years Ended December 31,
	2005	2004	2003	2002	2001
Sales, net	$21,157	$21,136	$19,078	$20,316	$16,146
Reimbursed discounts	3,078	386	—	—	—

Total sales	24,235	21,522	19,078	20,316	16,146
Cost of sales	15,429	16,411	14,654	15,472	13,323

Gross profit	8,806	5,111	4,424	4,844	2,823
Total operating expenses	11,683	13,110	10,327	11,234	9,537

Loss from operations	(2,877)	(7,999)	(5,903)	(6,390)	(6,714)
Interest income	1,373	475	45	10	52
Interest expense, net	(340)	(243)	(308)	(446)	(553)
Litigation settlements, net	—	74,635	13,880	—	—

Net income (loss) before income taxes	(1,844)	66,868	7,714	(6,826)	(7,215)
Provision (benefit) for income taxes	(605)	12,177	266	—	—

Net income (loss)	(1,239)	54,691	7,448	(6,826)	(7,215)
Preferred Stock dividend requirements	(1,503)	(1,993)	(2,560)	(2,266)	(2,024)

Earnings (loss) applicable to common shareholders	$(2,742)	$52,698	$4,888	$(9,092)	$(9,239)

Earnings (loss) per share – basic	$(0.12)	$2.33	$0.23	$(0.45)	$(0.47)

Earnings (loss) per share – diluted	$(0.12)	$2.08	$0.20	$(0.45)	$(0.47)

Weighted average shares outstanding	23,332,277	22,600,166	21,001,004	20,300,454	19,774,006

Current assets	$61,485	$64,674	$13,497	$7,065	$6,270
Current liabilities	$5,458	$7,852	$5,773	$8,021	$8,799
Property, plant, and equipment, net	$11,926	$11,057	$9,679	$10,515	$11,740
Total assets	$73,756	$76,123	$23,631	$18,059	$18,540
Long-term debt	$4,646	$3,807	$2,934	$3,441	$10,265
Stockholders’ equity	$63,625	$63,665	$15,135	$7,437	$163

Redeemable Preferred Stock (in shares)	2,498,666	2,572,116	3,591,216	5,379,366	3,018,645
Cash dividends per common share	$0	$0	$0	$0	$0
Gross profit margin	36.3%	23.7%	23.2%	23.8%	17.5%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the impact of dramatic increases in demand, our ability to quickly increase capacity in the event of a dramatic increase in demand, our ability to access the market, our ability to decrease production costs, our ability to continue to finance research and development as well as operations and expansion of production, the recently increased interest of larger market players, specifically BD, in providing safety needle devices and other factors listed in Item 1A Risk Factors. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

OVERVIEW

We have been manufacturing and marketing our products into the marketplace since 1997. Our products have been and continue to be distributed nationally through numerous distributors. However, we have been blocked from access to the market by exclusive marketing practices engaged in by BD who dominates the market. We believe that their monopolistic business practices continue despite their paying $100 million to settle a lawsuit with the Company for anticompetitive practices, business disparagement, and tortious interference. Although we made limited progress in some areas, such as the alternate care and international markets, our volumes are not as high as they should be given the nature and quality of our product, the federal and state legislation requiring use of safe needle devices, and the Senate Subcommittee hearings on GPOs. We continue to pursue various strategies to have better access to the hospital market, as well as other markets including attempting to gain access to the market through our sales efforts and innovative technology.

We are focusing on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer our technology at a reduced price. We believe our current capitalization provides the resources necessary to implement these changes and greatly improve our manufacturing capacity and efficiency, thereby reducing our unit cost. We are also marketing more product internationally. In 2004 and 2005, we were awarded a federal contract to supply syringes to various African countries. The first award from PATH was for 1,530,000 units. The 2005 award was for 11,700,000 units. Both awards were filled over multiple quarters due principally to logistical requirements for the orders. We are hopeful that these awards will continue to increase under this program. We continue to produce syringes and blood collection tube holders in Little Elm, Texas.

Product purchases from Double Dove have enabled us to increase manufacturing capacity with little capital outlay and provided a competitive manufactured cost. These purchases have enabled improved profit margins in spite of limited revenues. The cost of production per unit has generally declined as volumes increased.

We also have a license agreement with BTMD, a Chinese company. We anticipate receiving royalties from the licensing agreement with BTMD before the end of the first contract year ending August 2006. During the first contract year, BTMD is required to sell at least 25,000,000 units which, based on the lowest possible royalty rate, would result in a payment of $625,000.

Historically, unit sales have increased in the latter part of the year due, in part, to the demands for syringes during the flu season.

We reported net income of $316,000 for the three months ending December 31, 2005 on record sales for the quarter of $7.9 million, compared with a loss of $423,000 in the same 2004 period. These results were due largely to a 48.5% increase in unit sales over the fourth quarter of 2004, a dramatic improvement in gross profit margins, and higher interest income. For the full-year 2005, we posted record sales of $24.2 million, an increase of 12.6% over the year before. Unit sales increased 19.1% in 2005.

International sales rose sharply in the three-month period ended December 31, 2005 principally due to the shipment of a large order received through our second contract under the Bush Administration’s global HIV/AIDS initiative. Sales for the quarter and full-year also include $1.5 million and $3.1 million, respectively, in reimbursed discounts arising from the Company’s 2003 legal settlement with a hospital GPO.

The diluted loss per share was $0.00 for the fourth quarter, compared with a diluted loss per share of $0.03 for the same 2004 period. For the twelve-month period ended December 31, the diluted loss per share was $0.12, compared with $2.08 in diluted earnings per share in 2004. The results for 2004 reflect $74.6 million in litigation proceeds, including $65.5 million from the settlement of Retractable’s federal antitrust lawsuit against BD.

Operating results, notably gross profit margins, improved dramatically in the fourth quarter and full-year mainly because of higher revenues and lower unit costs. Gross profit margins rose to 42.2% in the fourth quarter from 13.4% in the same 2004 quarter. For the full-year, the gross profit margin was 36.3%, compared with 23.7% in 2004. The $3.7 million improvement in gross profit and the $1.4 million decrease in operating expenses in 2005 resulted in a reduction of the operating loss to $2.9 million from $8.0 million in 2004.

Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are to our fiscal year ended December 2005 or 2004. Dollar amounts have been rounded for ease of reading.

Comparison of Year Ended

December 31, 2005, and Year Ended December 31, 2004

Revenues increased, due principally to increased sales in the alternate care and international market. Domestic sales were 92.1% of revenues with international sales comprising the remainder. Unit sales of the 1cc syringe increased 20.9% and 3cc unit sales increased 12.7%. Unit sales of all products increased 19.1%. The hospital market continues to lag despite very favorable promotional pricing under the discount reimbursement program. The increase in discount reimbursements in 2005 is due principally to the reduction of the promotional prices in April 2005. The discount reimbursement program is likely to expire before the end of 2006, since the GPO settlement agreement under which it was established only provided for a total of $8,000,000 in reimbursements. We have recognized $3.5 million in discount reimbursements through December 31, 2005. Sales to two distributors accounted for 34.8% of our revenues.

Cost of sales as a percentage of revenues improved as higher volumes of product are produced and sold. The increased volume results in a lower unit cost of production. The effect of the reduction in staff in August 2005 also contributed to the lower unit cost. Royalty expenses declined due to a reduction in gross revenues.

Operating expenses decreased from the prior year due to decreases in general and administrative costs, mitigated by increases in sales and marketing costs as well as an increase in research and development costs.

Sales and marketing expenses increased as we continued to grow our sales force, resulting in higher compensation and travel expense. This increase in sales and marketing costs was mitigated by a reduction in consulting expenses. We expect sales and marketing costs will continue to increase as we work to get our products into U.S. hospitals.

Research and development costs increased due principally to validation testing and the development work on the IV safety catheter. We began marketing the IV safety catheter in the first quarter of 2006. We also anticipate that until we reach economies of scale in manufacturing this product, we will incur losses on its sale.

General and administration costs decreased significantly due principally to lower legal costs incurred in 2005. The legal costs incurred in 2005 in regard to the Abbott Laboratories litigation were substantially less than the legal costs we incurred for the BD and NMT litigation in 2004. However, we expect such costs to increase as our litigation against Abbott continues.

Preferred Stock dividend requirements declined due to conversion of Preferred Stock into Common Stock. The dividend arrearage at December 31, 2005, on all classes of Preferred Stock was approximately $10,700,000.

Interest income increased due to a higher average outstanding cash balance and higher interest rates. Interest expense increased due to higher debt balances incurred for the warehouse financing and higher interest rates.

Provision for income tax benefits consists primarily of federal tax subject to the carry back provisions. State income taxes are also subject to the various states’ carry back rules.

Cash flow from operations was negative for 2005 due principally to the loss for the year and changes in working capital.

Comparison of Year Ended

December 31, 2004, and Year Ended December 31, 2003

Revenues increased due principally to increased sales in the alternate care and international market. Domestic sales comprised 94.0 percent of our revenues with international sales making up the remainder. Unit sales of the 1cc syringe increased 21.1 percent and 3cc unit sales increased 13.0 percent. Sales to one distributor accounted for 16.6 percent of our revenues.

Cost of sales increased due to the higher volume of product being sold in 2004. Unit costs declined due to higher volumes of products being produced. The remaining increase is due to increased royalty expense mitigated by decreases in insurance costs, supplies, and testing costs.

Operating expenses increased from the prior year due principally to increases in general and administrative costs and sales and marketing costs.

Sales and marketing expenses increased as we added to our sales force, resulting in higher compensation and travel expense. Other increases in this expense include administrative fees paid under our GPO contracts, stock option expense, consulting costs, advertising expense, and trade shows. This increase in sales and marketing costs was mitigated by a reduction in marketing fees due to the termination of the Abbott Laboratories Agreement.

Research and development costs increased due principally to labor costs and experimental parts, mitigated by lower consulting costs.

General and administration costs increased significantly due principally to increased legal costs incurred in the BD litigation. The legal costs also increased for patents. Other cost increases include labor costs, stock option expense, and taxes other than income taxes.

Effective July 2, 2004, the Company entered into a Settlement Agreement and Release with BD. The Company received $65.1 million of the proceeds which is net of attorneys’ fees and expenses. Approximately $3.4 million was paid to Thomas J. Shaw, President and CEO, under a Covenant Not to Sue (BD and other defendants in Cause No. 5:01CV036).

Effective as of April 27, 2004, the Company and Thomas J. Shaw entered into a Settlement Agreement and Release with New Medical Technology, Inc. et. al. (“NMT”). NMT is enjoined from importing the NMT Safety Syringe into the United States and from making, using, selling, or offering to sell the NMT Safety Syringe within the United States until the lapse or expiration of the subject patents. Additionally, NMT paid $1 million to the Company.

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

Provision for income tax consists primarily of federal income tax. The Company utilized all of its net operating loss carry forward for federal and state tax purposes.

Preferred Stock dividend requirements were lower for 2004 compared to 2003. The decrease is due to the conversion of Preferred Stock, principally Series IV Class B Stock and Series V Class B Stock, resulting in fewer preferred shares outstanding.

On July 20, 2004, the Board of Directors declared a dividend payable August 27, 2004, to shareholders of record as of August 17, 2004. The dividend paid the arrearage of $2,550,338 on the Series I Class B stock and arrearage of $4,568,245 on the Series II Class B stock from the date of original issue to date of conversion or June 30, 2004, whichever was appropriate.

As a result of the litigation proceeds, we were in a profitable position for 2004.

Cash flow from operating activities improved from 2003 to 2004. The principal factor in the improvement was the proceeds from the litigation settlements. Property, plant, and equipment increased principally due to construction of the warehouse. Accounts payable and income taxes payable increased and accrued royalties declined. The Company paid $7,118,583 in dividends on the Series I and Series II Class B Preferred Stock.

SIGNIFICANT ACCOUNTING POLICIES

We consider the following to be our most significant accounting policies. Careful consideration and Company review is given to these and all accounting policies on a routine basis to ensure that they are accurately and consistently applied.

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

Marketing Fees

Under a sales and marketing agreement with Abbott, the Company paid marketing fees until the Company terminated the contract for breach. The contracted services were to include participation in promotional activities, development of educational and promotional materials, representation at trade shows, clinical demonstrations, inservicing and training, and tracking reports detailing the placement of our products to end-users. Marketing fees were accrued at the time of the sale of product to Abbott. These fees were paid after Abbott provided us a tracking report of product sales to end-users. These costs were included in Sales and marketing expense in the Statements of Operations. No marketing fees have been accrued since October 15, 2003, the date the National Marketing and Distribution Agreement with Abbott was terminated.

Litigation Proceeds

Proceeds from litigation settlements in our federal antitrust lawsuit, Retractable Technologies, Inc. v. Becton Dickinson & Co., et al. were recognized when realized. Generally, realization was not reasonably assured and expected until proceeds were collected. Such amounts were net of attorneys’ fees, court costs, legal expenses, and amounts payable under the Covenant Not to Sue. Liability for attorneys’ fees was not incurred until proceeds were collected.

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

Stock-Based Compensation

Prior to 2002, the Company accounted for stock-based compensation under the recognition and measurement provisions (intrinsic value method) of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all director, officer, and employee awards granted, modified, or settled after December 31, 2001. The prospective method is one of the alternative transition methods provided in FAS 148. Awards vest over periods up to three years. Therefore, the cost related to stock-based compensation included in the determination of net income for 2003 is less than would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. SFAS No. 123 indicates that the fair value method is the preferable method of accounting.

LIQUIDITY AND FUTURE CAPITAL REQUIREMENTS

Historical Sources of Liquidity

We have historically funded operations primarily from proceeds from private placements, loans and litigation settlements. We were capitalized with approximately $52,600,000 raised from six separate private placement offerings. We raised $47,375,600 in cash from the private sales of an aggregate of 11,710,221 shares of Convertible Preferred Stock. In addition, we obtained a cancellation of $3,679,284 in debt and $1,550,000 in Accounts Payable in exchange for Series V Class B Convertible Preferred Stock.

We obtained $3,910,000 in 2000 from bank loans of which $3,435,000 has been repaid and $475,000 was refinanced with a new note with 1st International. Additionally, we received a Small Business Administration loan of $1,000,000 in 1996 to pay for portions of automated assembly equipment, multi-cavity molds, and other equipment. This loan has been repaid. Furthermore, we borrowed $5,000,000 in 2000 under our Credit Agreement with Abbott Laboratories. In October 2002 we repaid the Abbott Laboratories note with proceeds from a new note from Katie Petroleum, Inc. (“Katie Petroleum”) for $3,000,000 and a portion of the proceeds from a private placement.

We obtained a loan from 1st International for $2,500,000 for interim and long-term financing of the warehouse. Principal and interest payments began in the first part of 2005. See Note 6 to Financial Statements for a discussion of the terms of the note.

Internal Sources of Liquidity

In early 2004 we began to receive shipment of product from Double Dove, a Chinese manufacturer. Fluctuations in the cost and availability of raw materials and inventory and the ability to maintain favorable supplier arrangements and relationships could result in the need to manufacture all (as opposed to one-half) of the products in the United States. This could temporarily increase unit costs as we ramp up domestic production. To achieve break even quarters we need minimal access to hospital markets which has been difficult to obtain due to the monopolistic marketplace which was the subject of our antitrust lawsuit against BD. We will continue to attempt to gain access to the market through our sales efforts and innovative technology. We are focusing on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer our technology at a reduced price. We believe our current capitalization provides the resources necessary to implement these changes and greatly improve our manufacturing capacity and efficiency, thereby reducing our unit cost.

We anticipate receiving royalties from the licensing agreement with BTMD before the end of the first contract year ending August 2006. During the first contract year, BTMD is required to sell at least 25,000,000 units which, based on the lowest possible royalty rate, would result in a payment of $625,000.

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season. We believe the sales for flu vaccine were much greater than last year due to there being no shortage in 2005 and our product gaining in popularity.

At the present time Management does not intend to raise equity capital in 2006. Due to the litigation settlements, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing as the primary ongoing sources of cash.

In the event we continue to have only limited market access and cash generated from operations and cash reserves become insufficient to support operations, the Company would take cost cutting measures to reduce cash requirements. Such measures could result in reduction of units being produced, reduction of workforce, reduction of salaries of officers and other nonhourly employees, and deferral of royalty payments to Thomas Shaw. Since we have not seen a reasonable increase in our market share, the Company had a reduction in force in August 2005.

External Sources of Liquidity

We have obtained several loans over the past six years, which have, together with proceeds from the sales of equities and litigation settlements, enabled us to pursue development and production of our products. Currently we believe we could obtain additional funds through loans if needed. Furthermore, the shareholders have previously authorized an additional 5,000,000 shares of a Class C stock that could, if necessary, be authorized and used to raise funds through the sale of equity.

Contractual Obligations and Commercial Commitments

The following chart summarizes all of our material obligations and commitments to make future payments under contracts such as debt and lease agreements as of December 31, 2005:

Contractual Obligations	Payments Due by Period
	Total	2006	2007-2008	2009-2010	Thereafter
Long-Term Debt Obligations	$5,048,393	$390,400	$763,935	$3,113,356	$780,702
Capital Lease Obligations	6,136	6,136	—	—	—
Operating Lease Obligations	52,200	34,800	17,400	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on Balance Sheet	—	—	—	—	—

Total Contractual Cash Obligations	$5,106,729	$431,336	$781,335	$3,113,356	$780,702

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

We had $2,015,345 in capital expenditures in 2005 and $2,437,847 in 2004. Capital expenditures in 2006 are dependent upon several factors, including, but not limited to, acceptance of the IV safety catheter into the market and the access to the market for the IV safety catheter as well as our other products.

OFF BALANCE SHEET TRANSACTIONS

We have no off-balance sheet transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We believe that our market risk exposures are immaterial as we do not have instruments for trading purposes and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings.

Item 8. Financial Statements and Supplementary Data.

RETRACTABLE TECHNOLOGIES, INC.

FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2005 AND 2004

RETRACTABLE TECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Retractable Technologies, Inc.

We have audited the accompanying balance sheets of Retractable Technologies, Inc. as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule of Retractable Technologies, Inc., listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Retractable Technologies, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ CF & Co., L.L.P.
CF & Co., L.L.P.

Dallas, Texas

March 31, 2006

RETRACTABLE TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$52,513,935	$55,868,526
Accounts receivable, net of allowance for doubtful accounts of $267,174 and $196,320, respectively	3,404,908	1,864,514
Inventories, net	3,297,726	3,778,949
Income taxes receivable	561,062	1,349,144
Current deferred tax asset	1,245,508	1,516,012
Other current assets	462,150	296,683

Total current assets	61,485,289	64,673,828

Property, plant, and equipment, net	11,925,976	11,056,865
Intangible assets, net	316,926	358,659
Other assets	27,334	34,005

Total assets	$73,755,525	$76,123,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,345,613	$3,402,037
Current portion of long-term debt	295,417	271,842
Accrued compensation	388,726	322,861
Marketing fees payable	1,419,760	1,419,760
Accrued royalties to shareholder	540,888	504,016
Other accrued liabilities	467,812	118,832
Income taxes payable	—	1,813,084

Total current liabilities	5,458,216	7,852,432

Long-term debt, net of current maturities	4,350,625	3,535,410
Long-term deferred tax liability	711,443	1,070,810

Total liabilities	10,520,284	12,458,652

Stockholders’ equity:
Preferred Stock $1 par value:
Class B; authorized: 5,000,000 shares
Series I, Class B; issued: 1,000,000 shares; outstanding: 171,000 and 199,400 shares, respectively (liquidation preference of $1,068,750 and $1,246,250, respectively)	171,000	199,400
Series II, Class B; issued: 1,000,000 shares; outstanding 255,200 and 289,000 shares, respectively (liquidation preference of $3,190,000 and $3,612,500, respectively)	255,200	289,000
Series III, Class B; issued: 1,160,445 shares; outstanding: 135,245 and 137,745 shares, respectively (liquidation preference of $1,690,563 and $1,721,813, respectively)	135,245	137,745
Series IV, Class B; issued: 1,133,800 shares; outstanding 556,000 and 556,000 shares, respectively (liquidation preference of $6,116,000 and $6,116,000, respectively)	556,000	556,000
Series V, Class B; issued 2,416,221 shares; outstanding: 1,381,221 and 1,389,971 shares, respectively (liquidation preference of $6,077,372 and $6,115,872, respectively)	1,381,221	1,389,971
Common Stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 23,511,884 and 23,201,998, respectively	—	—
Additional paid-in capital	54,307,053	53,424,744
Retained earnings	6,429,522	7,667,845

Total stockholders’ equity	63,235,241	63,664,705

Total liabilities and stockholders’ equity	$73,755,525	$76,123,357

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
Sales, net	$21,156,666	$21,135,943	$19,078,332
Reimbursed discounts	3,078,350	385,757	—

Total sales	24,235,016	21,521,700	19,078,332
Cost of Sales
Costs of manufactured product	13,713,675	14,564,404	13,176,793
Royalty expense to shareholder	1,715,024	1,846,195	1,477,213

Total cost of sales	15,428,699	16,410,599	14,654,006

Gross profit	8,806,317	5,111,101	4,424,326

Operating expenses:
Sales and marketing	4,148,688	3,648,454	3,374,212
Research and development	934,209	626,941	561,135
General and administrative	6,600,133	8,834,527	6,391,931

Total operating expenses	11,683,030	13,109,922	10,327,278

Loss from operations	(2,876,713)	(7,998,821)	(5,902,952)

Interest income	1,372,715	475,121	44,553
Interest expense, net	(339,688)	(243,922)	(307,142)
Litigation settlements, net	—	74,635,362	13,879,511

Net income (loss) before income taxes	(1,843,686)	66,867,740	7,713,970
Provision (benefit) for income taxes	(605,363)	12,176,345	265,473

Net income (loss)	(1,238,323)	54,691,395	7,448,497
Preferred Stock dividend requirements	(1,502,887)	(1,993,516)	(2,560,723)

Earnings (loss) applicable to common shareholders	$(2,741,210)	$52,697,879	$4,887,774

Earnings (loss) per share -basic	$(0.12)	$2.33	$0.23

Earnings (loss) per share -diluted	$(0.12)	$2.08	$0.20

Weighted average common shares outstanding	23,332,277	22,600,166	21,001.004

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A		Series I Class B		Series II Class B		Series III Class B		Series IV Class B		Series V Class B		Common
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2002	1,056,000	$1,056,000	259,400	$259,400	431,000	$431,000	150,745	$150,745	1,066,000	$1,066,000	2,416,221	$2,416,221	20,318,100	$—

Conversion of debt into Common Stock													35,714	—
Conversion of Preferred Stock into Common Stock	(1,056,000)	(1,056,000)	(30,000)	(30,000)	(12,500)	(12,500)	(5,500)	(5,500)			(684,150)	(684,150)	1,788,150	—
Recognition of stock option compensation
Dividends declared and paid on Class A Preferred Stock
Net income

Balance as of December 31, 2003	—	—	229,400	229,400	418,500	418,500	145,245	145,245	1,066,000	1,066,000	1,732,071	1,732,071	22,141,964	—

Conversion of debt into Common Stock													40,934
Conversion of Preferred Stock into Common Stock			(30,000)	(30,000)	(129,500)	(129,500)	(7,500)	(7,500)	(510,000)	(510,000)	(342,100)	(342,100)	1,019,100
Recognition of stock option compensation
Dividends declared and paid on Series I Class B Stock
Dividends declared and paid on Series II Class B Stock
Net income

Balance as of December 31, 2004	—	—	199,400	199,400	289,000	289,000	137,745	137,745	556,000	556,000	1,389,971	1,389,971	23,201,998	—

Conversion of Preferred Stock into Common Stock			(28,400)	(28,400)	(33,800)	(33,800)	(2,500)	(2,500)			(8,750)	(8,750)	73,450
Recognition of stock option exercise													236,436
Recognition of stock option compensation
Net (loss)

Balance as of December 31, 2005	—	$—	171,000	$171,000	255,200	$255,200	135,245	$135,245	556,000	$556,000	1,381,221	$1,381,221	23,511,884	$—

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Additional Paid-in Capital	Retained Earnings	Total
Balance as of December 31, 2002	$49,411,177	$(47,353,464)	$7,437,079

Conversion of debt into Common Stock	249,998		249,998
Conversion of Preferred Stock into Common Stock	1,788,150		—
Recognition of stock option compensation	458,324		458,324
Dividends declared and paid on Class A Preferred Stock	(459,088)		(459,088)
Net income		7,448,497	7,448,497

Balance as of December 31, 2003	51,448,561	(39,904,967)	15,134,810

Conversion of debt into Common Stock	163,736		163,736
Conversion of Preferred Stock into Common Stock	1,019,100		—
Recognition of stock option compensation	793,347		793,347
Dividends declared and paid on Series I Class B Stock		(2,550,338)	(2,550,338)
Dividends declared and paid on Series II Class B Stock		(4,568,245)	(4,568,245)
Net income		54,691,395	54,691,395

Balance as of December 31, 2004	53,424,744	7,667,845	63,664,705

Conversion of Preferred Stock into Common Stock	73,450		—
Recognition of stock option exercise	236,436		236,436
Recognition of stock option compensation	572,423		572,423
Net (loss)		(1,238,323)	(1,238,323)

Balance as of December 31, 2005	$54,307,053	$6,429,522	$63,235,241

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(1,238,323)	$54,691,395	$7,448,497
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,366,907	1,294,297	1,308,624
Capitalized interest	(104,961)	(52,788)	(26,924)
Stock option compensation	572,423	793,347	458,324
Provision for inventory valuation	13,977	—	—
Provision for doubtful accounts	64,299	146,049	100,352
Accreted interest	101,120	101,120	101,119
Deferred income taxes	(88,863)	(445,202)	—
Loss on disposal of assets	4,474	—	—
Change in assets and liabilities:
(Increase) decrease in inventories	467,246	197,635	(1,197,029)
(Increase) decrease in accounts receivable	(1,604,693)	(840,332)	1,396,282
(Increase) decrease in prepaid income taxes	788,082	(1,349,144)	—
(Increase) decrease in other current assets	(163,701)	(75,817)	87,443
Increase (decrease) in accounts payable	(1,056,423)	1,066,648	(1,894,008)
Increase (decrease) in marketing fees payable	—	—	(454,811)
Increase (decrease) in other accrued liabilities	456,621	(595,683)	464,783
Increase (decrease) in income taxes payable	(1,813,084)	1,547,611	265,473

Net cash provided (used) by operating activities	(2,234,899)	56,479,136	8,058,125

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,015,345)	(2,437,847)	(385,921)
Acquisition of patents, trademarks, licenses and intangibles	—	—	(24,713)

Net cash used by investing activities	(2,015,345)	(2,437,847)	(410,634)

Cash flows from financing activities:
Repayments of long-term debt and notes payable	(391,629)	(159,802)	(374,899)
Proceeds from long-term debt	1,050,846	950,000	—
Proceeds from the exercise of stock options	236,436	—	—
Payment of Preferred Stock dividends	—	(7,118,582)	(459,088)

Net cash provided (used) by financing activities	895,653	(6,328,384)	(833,987)

Net increase (decrease) in cash and cash equivalents	(3,354,591)	47,712,905	6,813,504
Cash and cash equivalents at:
Beginning of period	55,868,526	8,155,621	1,342,117

End of period	$52,513,935	$55,868,526	$8,155,621

Supplemental schedule of cash flow information:
Interest paid	$334,127	$202,572	$257,986
Income taxes paid	$2,062,493	$12,439,212	$—
Supplemental schedule of noncash investing and financing activities:
Debt assumed to acquire assets	$78,453	$121,837	$16,264
Closing costs rolled into long-term debt	$—	$24,154	$—
Conversion of long-term debt into Common Stock	$—	$163,740	$249,998

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1.	BUSINESS OF THE COMPANY

Retractable Technologies, Inc. (the “Company”) was incorporated in Texas on May 9, 1994, to design, develop, manufacture and market safety syringes and other safety medical products for the healthcare profession. The Company began to develop its manufacturing operations in 1995. The Company’s manufacturing and administrative facilities are located in Little Elm, Texas. The Company’s primary products are the VanishPoint® syringe in the 1cc, 3cc, 5cc and 10cc sizes and blood collection tube holders. The Company includes the 1cc syringe in an allergy tray. The Company has conducted preliminary clinical evaluations and worked with national distributors to encourage healthcare facilities to transition from the use of standard syringes to the VanishPoint® syringe.

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

Inventories

Inventories are valued at the lower of cost or market, with cost being determined using a standard cost method, which approximates average cost. A reserve is established for any excess or obsolete inventories.

Property, plant and equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity and interest cost associated with significant capital additions. For the years ended December 31, 2005, 2004, and 2003, the Company capitalized interest of approximately $105,000; $53,000; and $27,000, respectively. Gains or losses from property disposals are included in income.

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

Concentrations of credit risk

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Cash balances, some of which exceed the federally insured limits, are maintained in financial institutions; however, management believes the institutions are of high credit quality. The majority of accounts receivable are due from companies which are well-established entities. As a consequence, management considers any exposure from concentrations of credit risks to be limited. The Company had a high concentration of sales with two significant customers. For the year ended December 31, 2005, the aforementioned customers accounted for $8,422,754, or 34.8%, of net sales, and their aggregated accounts receivable balance at December 31, 2005, was $365,888.

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

Litigation Proceeds

Proceeds from litigation settlements in the Company’s federal antitrust lawsuit, Retractable Technologies, Inc. v. Becton Dickinson & Co., et al. were recognized when realizable. Generally, realization was not reasonably assured and expected until proceeds were collected. Such amounts were net of attorneys’ fees, court costs, legal expenses, and amounts payable under the Covenant Not to Sue. Liability for attorneys’ fees was not incurred until proceeds are collected.

Reimbursed Discounts

The Company receives reimbursed discounts from one of the settlement agreements reached in its federal antitrust lawsuit, Retractable Technologies, Inc. v. Becton Dickinson & Co. et al. Payments under the discount reimbursement program are recognized upon invoicing of amounts due under the agreement provided collection is reasonably assured. Such amounts are presented in the Statements of Operations as a separate component of revenues.

Income taxes

The Company provides for deferred income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such basis differences reverse in future periods. Deferred tax assets are periodically reviewed for realizability. The company has sufficient taxable income from prior carryback years to realize all of its current deductible temporary differences that are reasonably expected to reverse in the upcoming year. The Company has established a valuation allowance for the remaining net asset as future taxable income cannot be reasonably assured at this time.

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

	Years Ended December 31,
	2005	2004	2003
Net Income (loss)	$(1,238,323)	$54,691,395	$7,448,497
Preferred Stock dividend requirements	(1,502,887)	(1,993,516)	(2,560,723)

Earnings (loss) available to common shareholders	(2,741,210)	52,697,879	4,887,774
Effect of dilutive securities:
Preferred Stock dividend requirements	—	1,993,516	—
Convertible debt interest and loan fees	—	(351,860)	(454,379)

Earnings (loss) available to common shareholders after assumed conversions	$(2,741,210)	$54,339,535	$4,433,395

Average common shares outstanding	23,332,277	22,600,166	21,001,004

Dilutive stock equivalents from stock options	—	269,016	292,528
Shares issuable upon conversion of Preferred Stock	—	2,572,116	—
Shares issuable upon conversion of convertible debt	—	685,855	750,000

Average common and common equivalent shares outstanding – assuming dilution	23,332,277	26,127,153	22,043,532

Basic earnings (loss) per share	$(0.12)	$2.33	$0.23

Diluted earnings (loss) per share	$(0.12)	$2.08	$0.20

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

	Year Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$(1,238,323)	$54,691,395	$7,448,497
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	441,085	759,203	458,324
Deduct: Total stock-based employee compensation expense determined by fair value based method for all awards, net of related tax effects	(441,085)	(759,203)	(566,779)

Pro forma net income (loss)	$(1,238,323)	$54,691,395	$7,340,042

Earnings (loss) per share (basic)-as reported	$(0.12)	$2.33	$0.23
Earnings (loss) per share (diluted)-as reported	$(0.12)	$2.08	$0.20
Earnings (loss) per share (basic)-pro forma	$(0.12)	$2.33	$0.23
Earnings (loss) per share (diluted)-pro forma	$(0.12)	$2.08	$0.20

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), should be expensed as incurred and not included in overhead. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during the Company’s fiscal year beginning January 1, 2006. The Company is currently assessing the impact of SFAS No. 151 on its financial statements.

In September 2005, the Emerging Issues Task Force (“EITF”) ratified EITF Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues. This consensus concludes that an entity should include, upon the modification of a convertible debt instrument, the change in fair value of the related embedded conversion option in the analysis to determine whether a debt instrument has been extinguished. The consensus should be applied to future modifications of debt instruments beginning in the interim reporting period beginning January 1, 2006. The application of this consensus is not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

EITF Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature was ratified in September 2005. This consensus concludes that the issuance of convertible debt with a beneficial conversion feature results in a temporary basis difference for purposes of applying SFAS No. 109, Accounting for Income Taxes. The consensus should be applied to financial statements beginning in the interim reporting period beginning January 1, 2006. The application of this consensus is not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

3.	INVENTORIES

Inventories consist of the following:

	December 31,
	2005	2004
Raw materials	$865,285	$763,664
Finished goods	2,543,737	3,112,604

	3,409,022	3,876,268
Inventory reserve	(111,296)	(97,319)

	$3,297,726	$3,778,949

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2005	2004
Land	$261,893	$261,893
Buildings and building improvements	5,162,512	1,896,188
Production equipment	13,928,344	13,491,629
Office furniture and equipment	1,258,692	997,943
Construction in progress	739,542	2,617,991
Automobiles	105,311	21,858

	21,456,294	19,287,502
Accumulated depreciation and amortization	(9,530,318)	(8,230,637)

	$11,925,976	$11,056,865

Acquisition costs of production equipment financed through capital leases were $45,000 and $45,000 at December 31, 2005 and 2004, respectively. Accumulated amortization on these leases was $15,865 and $12,404 at December 31, 2005 and 2004, respectively.

Depreciation expense and capital lease amortization expense for the years ended December 31, 2005, 2004 and 2003 was $1,325,174; $1,258,587; and $1,265,762, respectively.

5.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2005	2004
License agreement	$500,000	$500,000
Trademarks and patents	226,847	226,847

	726,847	726,847
Accumulated amortization	(409,921)	(368,188)

	$316,926	$358,659

In 1995, the Company entered into the license agreement with the Chief Executive Officer of the Company for the exclusive right to manufacture, market and distribute products utilizing automated retraction technology. This technology is the subject of various patents and patent applications owned by an officer of the Company. The initial licensing fee of $500,000 is being amortized over 17 years. The license agreement also provides for quarterly payments of a 5% royalty fee to the officer on gross sales. The royalty fee expense is recognized in the period in which it is earned. Royalty fees of $1,715,024; $1,846,195; and $1,477,213 are included in cost of sales for the years ended December 31, 2005, 2004 and 2003, respectively. Accrued royalties under this agreement aggregated $540,888 and $504,016 at December 31, 2005 and 2004, respectively.

Amortization expense for the years ended December 31, 2005, 2004 and 2003, was $41,733; $35,710; and $42,862, respectively. Future amortization expense for the years 2006 through 2010 is estimated to be $42,000 per year.

6.	LONG-TERM DEBT

	December 31,
	2005	2004
Long-term debt consists of the following:

Note payable to Katie Petroleum. Interest accrues at prime plus 1%, 8.00% and 6.25% at December 31, 2005 and 2004, respectively. Interest only was payable monthly through February 1, 2004. The original amount of the note of $3,000,000 was discounted for presentation purposes by $299,346 for stock options issued in conjunction with the debt and $412,500 for the intrinsic value of a beneficial conversion feature of the debt. Beginning March 1, 2004, the loan is payable in equal installments of principal and interest payments (except for changes in the interest rate) of approximately $37,000 and matures on September 30, 2012. Guaranteed by an officer. Approximately $413,738 of the principal payment was converted into 103,435 shares of Common Stock as of March 1, 2006. Not otherwise collateralized. Convertible into Common Stock at $4.00 per share at the option of the holder.

	$2,059,408	$2,233,812

Note payable to 1st International Bank for $2,500,000. The proceeds from the loan paid off the remaining $475,000 of a revolving credit agreement and funded a new warehouse and related infrastructure. Payments were interest only during the first twelve months. After twelve months, payments are based on a twenty-year amortization with a five-year maturity on March 29, 2010. The interest rate at December 31, 2005 and 2004, was 7.25% and 5.25%, respectively and is based on the amount of funds kept on deposit with the bank. Accordingly, interest will vary from the Wall Street Journal Prime rate (the “WSJPR”) to the WSJPR plus 1%, with floors that may range from 4.25% to 6.50%. Compensating balances at 1st International affecting the interest rate will range from $0 to $500,000. The Company had in excess of $500,000 on deposit with 1st International Bank throughout the year. The note is secured by the Company’s land and buildings.

	2,465,077	1,449,154

Note payable to DaimlerChrysler Services North America LLC. Sixty (60) monthly payments at $1,009. Interest is 5.49%. Collateralized by a 2005 Freightliner truck.	44,217	—

Note payable to GMAC. Sixty (60) monthly payments at $427. Interest is zero percent. Collateralized by a 2005 Chevrolet van.	24,318	—

Note payable to CitiCorp. Vendor Finance; Interest at 4.2%; Collateralized by software; payable in eight quarterly principal and interests payments of $15,955.	46,886	107,158

Capital lease obligation payable in monthly installments of approximately $1,070 through June, 2006. Interest at 14.87% collateralized by certain equipment. Guaranteed by an officer.	6,136	17,128

	4,646,042	3,807,252
Less: current portion	(295,417)	(271,842)

	$4,350,625	$3,535,410

The aggregate maturities of long-term debt as of December 31, 2005 are as follows:

2006	$295,417
2007	265,511
2008	356,054
2009	390,446
2010	2,640,410
Thereafter	698,204

$4,646,042

7.	COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings which have arisen in the ordinary course of business. Management believes that any liabilities arising from these claims and contingencies would not have a material adverse effect on the Company’s annual results of operations or financial condition.

8.	INCOME TAXES

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2005	2004	2003
Current tax provision (benefit)
Federal	$(500,514)	$10,785,856	$173,542
State	(15,986)	1,835,691	91,931

Total current provision (benefit)	(516,500)	12,621,547	265,473

Deferred tax provision (benefit)
Federal	(13,030)	(399,126)	—
State	(75,833)	(46,076)	—

Total deferred tax provision (benefit)	(88,863)	(445,202)	—

Total income tax provision (benefit)	$(605,363)	$12,176,345	$265,473

The income tax benefit of net operating loss carry forwards utilized in 2004 aggregated $12.1 million for current federal income taxes and $7.5 million for current state income taxes. As of December 31, 2004, the Company had utilized all of its net operating loss carry forwards.

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

The Company has $500,514 in tax benefits attributable to carry back losses for federal tax purposes and $60,548 for current state income tax purposes. The Company has $37,538 in state carry forward losses that will begin to expire in 2010.

	December 31,
	2005	2004
Current deferred tax assets:
Non-employee option expense	$—	$359,877
Inventory	214,625	193,437
Accrued expenses and reserves	1,030,883	962,698

Total current deferred tax assets	1,245,508	1,516,012
Non-current deferred tax liabilities:
Non-employee option expense	669,343	313,557
Employee option expense	56,989	57,778
Property and equipment	(1,376,033)	(1,442,145)
State net operating loss carry forwards	37,538	—

Total non-current deferred tax liabilities	(612,163)	(1,070,810)

Valuation allowance	(99,280)	—

Net deferred tax assets	$534,065	$445,202

A reconciliation of income taxes based on the federal statutory rate and the provision (benefit) for income taxes is summarized as follows:

	December 31,
	2005	2004	2003
Income tax (benefit) at the federal statutory rate	(35.0)%	35.0%	35.0%
State tax (benefit), net of federal (benefit)	(2.9)	2.9	0.8
Increase (decrease) in valuation allowance	5.4	(19.8)	(41.8)
Permanent differences	0.4	0.5	0.2
Other	(0.7)	(0.4)	9.2

Effective tax (benefit) rate	(32.8)%	18.2%	3.4%

9.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has one class of Preferred Stock outstanding: Class B Convertible Preferred Stock (“Class B Stock”). The Class B Stock has five series: Series I, Series II, Series III, Series IV, and Series V.

Class B

The Company has authorized 5,000,000 shares of $1 par value Class B Stock which have been allocated among Series I, II, III, IV and V in the amounts of 171,000; 255,200; 135,245; 556,000; and 1,381,221 shares, respectively. The remaining 2,501,334 authorized shares have not been assigned a series.

Series I Class B

There were 1,000,000 shares of $1 par value Series I Class B Convertible Preferred Stock (“Series I Class B Stock”) issued and 171,000 and 199,400 shares outstanding at December 31, 2005 and 2004, respectively. Holders of Series I Class B Stock are entitled to receive a cumulative annual dividend of $.50 per share, payable quarterly if declared by the Board of Directors. In 2004, the Company paid $2,550,000 in dividends. At December 31, 2005 and 2004 approximately $141,000 and $50,000, respectively, of dividends which have not been declared were in arrears.

Series I Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $7.50 per share, plus all accrued and unpaid dividends. Each share of Series I Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933. Pursuant to these terms, a total of 28,400 shares of Series I Class B Stock were converted into Common Stock in 2005. In the event of voluntary or involuntary dissolution, liquidation or winding up of the Company, holders of Series I Class B Stock then outstanding are entitled to $6.25 per share, plus all accrued and unpaid dividends prior to any distributions to holders of Series II Class B Convertible Preferred Stock (“Series II Class B Stock”), Series III Class B Convertible Preferred Stock (“Series III Class B Stock”), Series IV Class B Convertible Preferred Stock (“Series IV Class B Stock”), Series V Class B Convertible Preferred Stock (“Series V Class B Stock”) or Common Stock.

Series II Class B

There were 1,000,000 shares of $1 par value Series II Class B Stock issued and there were 255,200 and 289,000 shares outstanding at December 31, 2005 and 2004. Holders of Series II Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors. Holders of Series II Class B Stock generally have no voting rights until dividends are in arrears and unpaid for twelve consecutive quarters. In such case, the holders of Series II Class B Stock have the right to elect one-third of the Board of Directors of the Company. In 2004, the Company paid $4.6 million in dividends. At December 31, 2005 and 2004, approximately $443,000 and $167,000, respectively, of dividends which have not been declared were in arrears.

Series II Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $15.00 per share plus all accrued and unpaid dividends. Each share of Series II Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933. Pursuant to these terms, 33,800 shares of Series II Class B Stock were converted into Common Stock in 2005. In the event of voluntary or involuntary dissolution, liquidation or winding up of the Company, holders of Series II Class B Stock then outstanding are entitled to $12.50 per share, plus all accrued and unpaid dividends, after distribution obligations to holders of Series I Class B Stock have been satisfied and prior to any distributions to holders of Series III Class B Stock, Series IV Class B Stock, Series V Class B Stock or Common Stock.

Series III Class B

There were 1,160,445 shares of $1 par value Series III Class B Stock issued and 135,245 and 137,745 shares outstanding at December 31, 2005 and 2004, respectively. Holders of Series III Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors. At December 31, 2005 and 2004, approximately $2,718,000 and $2,582,000, respectively, of dividends which have not been declared were in arrears.

Series III Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $15.00 per share, plus all accrued and unpaid dividends. Each share of Series III Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933. Pursuant to these terms, 2,500 shares of Series III Class B Stock were converted into Common Stock in 2005. In the event of voluntary or involuntary dissolution, liquidation or winding up of the Company, holders of Series III Class B Stock then outstanding are entitled to $12.50 per share, plus all accrued and unpaid dividends, after distribution obligations to Series I Class B Stock and Series II Class B Stock have been satisfied and prior to any distributions to holders of Series IV Class B Stock, Series V Class B Stock or Common Stock.

Series IV Class B

There were 1,133,800 shares issued and 556,000 and 556,000 shares outstanding at December 31, 2005 and 2004, respectively. Holders of Series IV Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly, if declared by the Board of Directors. Holders of Series IV Class B Stock generally have no voting rights. At December 31, 2005 and 2004, approximately $5,368,000 and $4,813,000, respectively, of dividends which have not been declared were in arrears.

Series IV Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $11.00 per share plus all accrued and unpaid dividends. Each share of Series IV Class B Stock may, at the option of the stockholder any time subsequent to three years from date of issuance, be converted into one share of Common Stock, or in the event the Company files an initial registration statement under the Securities Act of 1933. Pursuant to these terms, no shares of Series IV Class B Stock were converted into Common Stock in 2005. In the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Series IV Class B Stock then outstanding are entitled to receive liquidating distributions of $11.00 per share, plus accrued and unpaid dividends after distribution obligations to Series I Class B Stock, Series II Class B Stock, and Series III Class B Stock have been satisfied and prior to any distribution to holders of Series V Class B Stock or Common Stock.

Series V Class B

There were 2,416,221 shares issued and 1,381,221 and 1,389,971 outstanding at December 31, 2005 and 2004, respectively. Holders of Series V Class B Stock are entitled to receive a cumulative annual dividend of $0.32 per share, payable quarterly, if declared by the Board of Directors. Holders of Series V Class B Stock generally have no voting rights. At December 31, 2005 and 2004, approximately $2,041,000 and $1,597,000, respectively, of dividends which have not been declared were in arrears.

Series V Class B Stock is redeemable after two years from the date of issuance at the option of the Company at a price of $4.40 per share plus all accrued and unpaid dividends. Each share of Series V Class B Stock may, at the option of the stockholder any time subsequent to the date of issuance, be converted into Common Stock. Pursuant to the terms of the certificate of designation, 8,750 shares of Series V Class B Stock were converted into Common Stock in 2005. In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series V Class B Stock then outstanding are entitled to receive liquidating distributions of $4.40 per share, plus accrued and unpaid dividends after distribution obligations to Series I Class B Stock, Series II Class B Stock, Series III Class B Stock and Series IV Class B Stock have been satisfied and prior to any distribution to the holders of the Common Stock.

Common stock

The Company is authorized to issue 100,000,000 shares of no par value Common Stock, of which 23,511,884 and 23,201,998 shares are issued and outstanding at December 31, 2005 and 2004, respectively.

10.	RELATED PARTY TRANSACTIONS

The Company has a lease with Mill Street Enterprises (“Mill Street”), a sole proprietorship owned by a 10% shareholder, for offices and storage in Lewisville, Texas. During the years ended December 31, 2005, 2004 and 2003, the Company paid $34,800; $37,700; and $34,800, respectively, under this lease. This lease term expires in June 2007. Beginning in October 2005 and pursuant to the direction of the owner of Mill Street Enterprises, payments have been made to LES Development. The future lease commitments are $34,800 and $17,400 for 2006 and 2007, respectively.

The Company had a consulting agreement with MediTrade International Corporation, a company controlled by a 10% shareholder. The contract was terminated on February 28, 2005. Ms. Salerno was paid $16,667 per month and reimbursed for business expenses incurred on behalf of the Company, not to exceed $5,000 per month without prior approval for the term of the contract. During the years ended December 31, 2005, 2004, and 2003 the Company paid $27,217; $304,282; and $253,952, respectively, under this agreement.

The Company has a license agreement with the Chief Executive Officer of the Company. See Note 5. The officer has a Covenant Not to Sue Agreement with the Company. See Note 12.

During the years ended December 31, 2005, 2004 and 2003, the Company paid $15,618; $13,578; and $15,238, respectively, to family members of its Chief Executive Officer for various consulting services.

11.	STOCK OPTIONS

Stock options

The Company has three stock option plans that provide for the granting of stock options to officers, employees and other individuals. During 1999, the Company approved the 1999 Stock Option Plan. The 1999 Plan is the only plan with stock options currently being awarded. The Company has reserved 4,000,000 shares of Common Stock for issuance upon the exercise of options under this plan.

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

Employee options

A summary of director, officer and employee options granted and outstanding under the Plans is presented below:

	Years Ended December 31,
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,634,885	$8.37	2,589,160	$8.36	1,748,780	$8.21
Granted	—	—	131,775	8.61	897,300	8.65
Exercised	—	—	—	—	—	—
Forfeited	(139,760)	(8.16)	(86,050)	(8.36)	(56,920)	(8.59)

Outstanding at end of period	2,495,125	$8.38	2,634,885	$8.37	2,589,160	$8.36

Exercisable at end of period	1,712,100	$8.25	1,295,030	$8.74	1,293,580	$8.78

Weighted average fair value of options granted during period		$—		$2.02		$2.42

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004 and 2003: no dividend yield; expected volatility of 37% and 1.30%, respectively; risk free interest rates of 4.89% and 3.53%, respectively; and expected lives of 9.0 and 9.3 years, respectively. No options were issued in 2005.

The following table summarizes information about director, officer and employee options outstanding under the aforementioned plans at December 31, 2005:

Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Shares Exercisable
$1.00	60,280.32		60,280
$5.00	150,300	1.32	150,300
$10.00	874,450	3.89	874,450
$6.90	477,070	6.75	477,070
$8.65	815,800	6.72	125,000
$7.50	25,000	3.36	25,000
$8.87	92,225	8.36	—

Non-employee options

A summary of options outstanding during the years ended December 31 and held by non-employees is as follows:

	Years Ended December 31,
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of Period	843,639	$6.15	843,639	$6.15	847,139	$6.17
Granted	—	—	—	—	—	—
Exercised	(236,436)	(1.00)	—	—	—	—
Forfeited	(3)	(1.00)	—	—	(3,500)	(10.00)

Outstanding at end of period	607,200	$8.16	843,639	$6.15	843,639	$6.15

Exercisable at end of period	607,200	$8.16	843,639	$6.15	843,639	$6.15

Weighted average fair value of options granted during		$—		$—		$—
period

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. No options were issued in 2005, 2004, or 2003.

The following table summarizes information about non-employee options outstanding under the aforementioned plan at December 31, 2005:

Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Shares Exercisable
$1.00	27,500.31		27,500
$5.00	30,000	1.35	30,000
$10.00	317,200	4.11	317,200
$6.90	232,500	6.75	232,500

12.	LITIGATION SETTLEMENTS

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

Total attorneys’ fees, court costs, and legal expenses were $14,516,880 paid in May 2003. An additional payment of $4,250,000 was made by the defendants to the attorneys in December 2003.

As part of the settlement agreements, a discount reimbursement program of $8,000,000, which is net of legal fees, was established whereby the Company is being provided quarterly reimbursements for certain discounts given to participating facilities. The Company offers certain discounts to participating facilities and is being reimbursed for such discounts. These payments are recognized upon delivery of products provided collection is reasonably assured. Cumulative reimbursements of $3,464,107 were recorded through December 31, 2005.

In April 2004, $14,125,000 was paid into the registry of the court in the second quarter of 2003 under the terms of settlement agreements reached with Premier Inc; Premier Purchasing Partners, L.P.; VHA, Inc.; Novation, L.L.C.; Tyco International (US) Inc; and Tyco Healthcare Group L.P. in its federal antitrust lawsuit, Retractable Technologies, Inc. v. Becton Dickinson & Co. (“BD”) et al. The Company received $8,051,250 in connection with this payment. The amount received by the Company is net of attorneys’ fees, court costs, legal expenses, and the amount paid to Mr. Shaw.

Pursuant to a Covenant Not to Sue agreement, Mr. Shaw received $423,750 as a result of this payment to the Company under the settlement agreements.

The Company’s litigation attorneys received $5,650,000 of the April 2004 payment.

Effective July 2, 2004, the Company entered into a Settlement Agreement and Release with BD (the “Settlement Agreement”). Pursuant to the Settlement Agreement, BD delivered One Hundred Million Dollars ($100,000,000.00) into the registry of the Court. This amount was received on July 7, 2004. The Company received $65.5 million of the proceeds which is net of attorney fees and expenses and approximately $3.4 million paid to Thomas J. Shaw, President and CEO, under a Covenant Not to Sue.

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

13.	401(k) PLAN

The Company implemented an employee savings and retirement plan (the “401(k) Plan”) in 2005 that is intended to be a tax-qualified plan covering substantially all employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 90% of their compensation, or the statutory prescribed limit, if less. The Company may, at its discretion, match employee contributions. As of the date of this Annual Report, the Company has made no matching contributions.

14.	BUSINESS SEGMENTS

The Company does not operate in separate reportable segments. The Company has no long-lived assets in foreign countries. Shipments to international customers generally require a prepayment either by wire transfer or an irrevocable confirmed letter of credit. The Company does extend credit to international customers on some occasions depending upon certain criteria, including, but not limited to, the credit worthiness of the customer, the stability of the country, banking restrictions, and the size of the order. All transactions are in United States currency.

	2005	2004	2003
Domestic sales	$22,310,150	$20,193,999	$18,956,102
International sales	1,924,866	1,327,701	122,230

Total sales	$24,235,016	$21,521,700	$19,078,332

Long-lived assets
Domestic	$11,925,976	$11,056,865	$9,678,826
Foreign	$—	$—	$—

15.	SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

The selected quarterly financial data for the period ended December 31, 2005 and 2004, have been derived from our unaudited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods.

(In thousands, except for per share and outstanding stock amounts)

	2005
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Sales, net	$4,064	$4,517	$6,139	$6,437
Reimbursed discounts	180	498	900	1,500

Total sales	4,244	5,015	7,039	7,937
Cost of sales	2,732	4,003	4,106	4,588

Gross profit	1,512	1,012	2,933	3,349
Total operating expenses	2,515	2,826	3,104	3,238

Income (loss) from operations	(1,003)	(1,814)	(171)	111
Interest income	252	334	370	417
Interest expense, net	(62)	(61)	(116)	(101)

Net income (loss) before income taxes	(813)	(1,541)	83	427
Provision (benefit) for income taxes	(290)	(481)	55	111

Net income (loss)	(523)	(1,060)	28	316
Preferred Stock dividend requirements	(381)	(377)	(375)	(370)

Earnings (loss) applicable to common shareholders	$(904)	$(1,437)	$(347)	$(54)

Earnings (loss) per share-basic	$(0.04)	$(0.06)	$(0.01)	$(0.00)

Earnings (loss) per share-diluted	$(0.04)	$(0.06)	$(0.01)	$(0.00)

Weighted average shares outstanding	23,203,665	23,251,998	23,371,562	23,501,884

Profit margin	35.6%	20.2%	41.7%	42.2%

	2004
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Sales, net	$4,328	$4,271	$6,991	5,546
Reimbursed discounts	10	21	186	169

Total sales	4,338	4,292	7,177	5,715
Cost of sales	3,208	2,696	5,558	4,949

Gross profit	1,130	1,596	1,619	766
Total operating expenses	3,175	4,169	2,780	2,986

Income (loss) from operations	(2,045)	(2,573)	(1,161)	(2,220)
Interest income	9	23	200	243
Interest expense, net	(71)	(66)	(65)	(42)
Litigation settlements, net	—	9,051	65,150	434

Net income (loss) before income taxes	(2,107)	6,435	64,124	(1,585)
Provision (benefit) for income taxes	—	63	13,275	(1,162)

Net income (loss)	(2,107)	6,372	50,849	(423)
Preferred Stock dividend requirements	(570)	(563)	(480)	(381)

Earnings (loss) applicable to common shareholders	$(2,677)	$5,809	$50,369	$(804)

Earnings (loss) per share-basic	$(0.12)	$0.26	$2.21	$(0.03)

Earnings (loss) per share-diluted	$(0.12)	$0.22	$1.91	$(0.03)

Weighted average shares outstanding	22,168,759	22,226,454	22,803,452	23,201,998

Profit margin	26.0%	37.2%	22.6%	13.4%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company has had no change in accountants in the last two fiscal years.

Item 9A. Controls and Procedures.

Pursuant to paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) and on March 22, 2006, our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e), and determined that, as of December 31, 2005, and based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15, or Rule 15d-15 there were no significant deficiencies in these procedures. The CEO and CFO determined that our disclosure controls and procedures are effective.

Also, the CEO and CFO did not identify any deficiencies or material weaknesses in our internal controls, nor did they identify fraud that involved our management or any other employee who had a significant role in our internal controls. They did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls. There have been no changes during the fourth quarter of 2005 or subsequent to December 31, 2005, in our internal controls over financial reporting or in any other factor that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth information concerning our Directors, executive officers, and certain of our significant employees as of the date of this filing. Our Board of Directors consists of a total of nine (9) members, four (4) members of which are Class 1 Directors and five (5) of which are Class 2 Directors which serve for two-year terms.

Name	Age	Position	Term as Director Expires
EXECUTIVES
Thomas J. Shaw	55	Chairman, President, Chief Executive Officer, and Class 2 Director	2006
Douglas W. Cowan	62	Vice President, Chief Financial Officer, Treasurer, and Class 2 Director	2006
Kathryn M. Duesman	43	Executive Director, Global Health	N/A
Russell B. Kuhlman	52	Vice President, Sales, and Class 1 Director	2007
Michele M. Larios	39	Vice President, General Counsel, and Secretary	N/A
Lawrence G. Salerno	46	Director of Operations	N/A
Steven R. Wisner	48	Executive Vice President, Engineering & Production and Class 2 Director	2006

INDEPENDENT DIRECTORS
Patti S. King	48	Class 1 Director	2007
Marco Laterza	58	Class 1 Director	2007
Marwan Saker	50	Class 2 Director	2006
Jimmie Shiu	72	Class 1 Director	2007
Clarence Zierhut	77	Class 2 Director	2006

SIGNIFICANT EMPLOYEES
Shayne Blythe	36	Director of Sales and Marketing Logistics	N/A
John W. Fort III	37	Director of Accounting	N/A
James A. Hoover	58	Director of Quality Assurance	N/A
R. John Maday	46	Production Manager	N/A
Judy Ni Zhu	47	Research and Development Manager	N/A
Phillip L. Zweig	59	Communications Director	N/A

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

Kathryn M. Duesman, RN, joined us in 1996 and currently serves as the Executive Director, Global Health. She provides clinical expertise on existing VanishPoint® products as well as those in development. She has been instrumental in developing training and marketing materials and has spoken and been published on needle safety issues. Ms. Duesman works with international agencies to promote the use of safe technologies in developing countries. Ms. Duesman is a 1985 graduate of Texas Woman’s University with a Bachelor of Science in Nursing. Ms. Duesman’s clinical background as a registered nurse includes diagnostic, acute, and home healthcare nursing.

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

Steven R. Wisner joined us in October 1999 as Executive Vice President, Engineering and Production and Director. Mr. Wisner’s responsibilities include the management of engineering, production, Chinese operations, and international sales. Mr. Wisner has over 29 years of experience in product design, development, and manufacturing. Mr. Wisner holds a Bachelor of Science in Computer Engineering from Iowa State University.

INDEPENDENT DIRECTORS

Patti S. King joined us as a Class 1 Director effective March 15, 2005. She has also been retained as a consultant for the Company. She has over 25 years of healthcare experience, including patient care in respiratory therapy and cardiopulmonary technology, clinical data research, clinical software development, sales, sales management, and national account (group purchasing) business development. From 1998 to 2001, Ms. King served as the owner of The KLP Company where she was responsible for clinical outcome research and clinical contracting strategies. From 1998 to 2002, Ms. King was the owner of King Roswell where she addressed hospital group purchasing and business development strategies. Since 2000 Ms. King has served as the owner of GPO Experts where she provided services in healthcare litigation. Finally, in 2003, Ms. King founded The Foundation for Healthcare Integrity to advocate the restoration of consumer choice, innovation, and competition in the domestic hospital market through the development of business practices solutions. Since 2003, Ms. King has served on the GPO Taskforce of the Medical Device Manufacturers Association. Since April 2004 she has served on the Advisory Board for The Center for Collaborative Health Care and Patient Advocacy.

Marco Laterza joined us as a Class 1 Director effective as of March 22, 2005. Since 1988, Mr. Laterza has owned and operated a public accounting practice. His practice includes corporate, partnership and individual taxation, compilation/review of financial statements, financial planning, business consulting, and trusts and estates. From 2004 to the present Mr. Laterza has also served as the Chief Financial Officer for EZ Blue Software Corporation, a development stage software company. Formerly, Mr. Laterza was employed in a number of positions from 1977 to 1985 with El Paso Natural Gas Company eventually serving as its Director of Accounting. Mr. Laterza received his Bachelors of Business Administration in Accounting from Pace University in 1972. He is a Certified Public Accountant and has received a Certificate of Educational Achievement in Personal Financial Planning from the American Institute of CPAs.

Marwan Saker first joined our Board of Directors in June 2000. Since 1983, Mr. Saker has served as Chief Executive Officer of Sovana, Inc., an export management company that supplies to overseas markets. Since 2000, he has served as Director of Consolidated Food Concepts Inc. Since 1986, he has served as President of International Exports & Consulting Inc., an export management, consulting, and distribution company. Since 2000, he has served as Vice President of Hanneke Corp., an overseas sourcing company. From 1998 to 2001, he served as a Member of My Investments, LLC, an equity investment company. Since 1999, he has served as President of Saker Investments Inc., a company that manages an investment portfolio. Since 1998, he has served as a General Partner of Maya Investments, Ltd., an investment management limited partnership. He also serves as a Member of MMDA, LLC, a real estate development company. Mr. Saker has acted as a representative for United States companies seeking distribution, licensing, and franchising in the Middle East, Europe, and North Africa. Mr. Saker was instrumental in developing successful partnerships in more than 15 countries. He offices in Dallas, Texas.

Jimmie Shiu, M.D. joined us again as a class 1 Director effective as of March 15, 2005. He previously served as a Director for the Company from 1996 to 2002 (both generally elected and elected by the Class A Convertible Preferred Stockholders). Prior to retirement in 1998, Dr. Shiu was in private practice as a Board Certified Otolaryngologist at Presbyterian Hospital in Dallas for 31 years. Dr. Shiu completed his undergraduate work at Abilene Christian University and received his medical degree from the University of Texas Southwestern Medical Center at Dallas, Texas.

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

SIGNIFICANT EMPLOYEES

Shayne Blythe has been with the Company for over ten years and is our Director of Sales and Marketing Logistics. She is responsible for developing and implementing strategic directions, objectives, comprehensive sales and marketing plans, and programs. In addition, she directs and oversees all aspects of the distribution process and customer service policies in order to monitor and maintain customer satisfaction. Prior to joining us, Ms. Blythe served as Office Manager for Checkmate Engineering where she assisted with the original 3cc syringe and other SBIR grant projects. Ms. Blythe has a Bachelors of Business Administration in management from American International University.

John W. Fort III is our Director of Accounting. Mr. Fort joined us in March of 2000 as a Financial Analyst and has served as our Director of Accounting since October of 2002. His primary responsibilities include managing the day-to-day operations of the Accounting and Finance Department, coordination of the annual audits, and interim reviews by our independent accountants, as well as the cost accounting and forecasting functions of the Company. Prior to joining us, he served as the Manager of Financial Planning for the product-marketing department of Excel Communications. Mr. Fort also served as the Manager of Budgeting and Projections for Snelling and Snelling, Inc., an international personnel services firm. Mr. Fort holds a Bachelor of Business Administration in Accounting from Tarleton State University.

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

R. John Maday joined us in July 1999 and is our Production Manager. He is responsible for supervision of the production of our products. Prior to becoming Production Manager on January 1, 2005, he served as our Production General Supervisor. Mr. Maday has 23 years of manufacturing experience in both class two and three medical devices. He spent three years with Mentor Corp. supervising two production departments and 13 years with Sherwood Medical in which he gained hands-on experience in all aspects of medical device manufacturing including managing the Kit and Packaging department with over 225 employees. Mr. Maday’s formal training includes FDA, ISO Six Sigma, and Total Quality Management Systems.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Exchange Act requires our Directors, executive officers, and persons who own more than 10 percent of a registered class of our equity securities to file with the Commission initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of our Common Stock and our other equity securities. Officers, Directors, and greater than 10 percent shareholders are required by the Commission’s regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, all Directors, Officers, and holders of more than 10 percent of our equity securities registered pursuant to Section 12 of the Securities Exchange Act filed the reports required by Section 16(a) of the Exchange Act.

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

AUDIT COMMITTEE

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act consisting of Messrs. Clarence Zierhut, Marco Laterza, and Marwan Saker. Each of the members of the Audit Committee is independent as determined by The AMEX rules and Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Audit Committee Financial Expert

The Board of Directors has determined that we have at least one financial expert serving on the Audit Committee. Mr. Marco Laterza serves as the Company’s designated Audit Committee Financial Expert.

COMPENSATION AND BENEFITS COMMITTEE

We have a separately designated standing Compensation and Benefits Committee consisting of Messrs. Clarence Zierhut and Marco Laterza and Ms. Patti King.

NOMINATING COMMITTEE

We have a separately designated standing Nominating Committee consisting of Mr. Marwan Saker, Jimmie Shiu, M.D., and Ms. Patti King.

DISCLOSURE REPRESENTATIVE

Ms. Patti S. King has been designated as our Disclosure Representative. Communications intended for the Board of Directors should be addressed to the “Disclosure Representative” and/or Ms. Patti King and sent to 511 Lobo Lane, P.O. Box 9, Little Elm, Texas 75068-0009.

Item 11. Executive Compensation.

The following summary compensation table sets forth the total annual compensation paid or accrued by us to or for the account of the Chief Executive Officer and the four highest paid additional executive officers whose total cash compensation exceeded $100,000 for any of the past three fiscal years:

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation
					Awards		Payout(s)
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)*	All Other Compensation ($)
Thomas J. Shaw,	2003	250,016
President and CEO	2004	259,632
	2005	307,702

Steven R. Wisner,	2003	191,544	40,200			12,500
Executive Vice President,	2004	249,231				3,900
Engineering and Production	2005	247,693

Douglas W. Cowan,	2003	187,501	37,400			125,000
Vice President,	2004	249,231				4,000
Chief Financial Officer, and Treasurer	2005	248,318

Michele M. Larios,	2003	183,462	62,100			124,600
Vice President,	2004	249,231				4,100
General Counsel, and Secretary	2005	258,676

Russell B. Kuhlman,	2003	105,020	24,700			79,400
Vice President, Sales	2004	120,692	5,000			1,900
	2005	122,067

The following sets forth information regarding year-end value of the unexercised options held by the above executives.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised in- the-Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Thomas J. Shaw	0	0	0	0
Steven R. Wisner	0	0	187,500/16,400	$8,975/0
Douglas W. Cowan	0	0	75,000/129,000	0
Michele M. Larios	0	0	75,400/128,700	0
Russell B. Kuhlman	0	0	70,600/81,300	0

Compensation Committee Interlocks and Insider Participation

The Compensation and Benefits Committee is composed of Messrs. Clarence Zierhut and Marco Laterza and Ms. Patti King. Each member of this committee is an independent Board member and none have ever been employees. Only Ms. King has received compensation, other than for service as a Director. She received $5,000 as a retainer for services as a consultant regarding market access.

There are no interlocking Directors or executive officers between our Company and any other public Company. Accordingly, none of our executive officers and Directors served as a Director for another entity one of whose executives or Directors served on our Board of Directors.

401(k) PLAN

We implemented an employee savings and retirement plan (the “401(k) Plan”) in 2005 that is intended to be a tax-qualified plan covering substantially all employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 90% of their compensation, or the statutory prescribed limit, if less. We may, at our discretion, match employee contributions. As of the date of this Annual Report, we have made no matching contributions.

COMPENSATION OF DIRECTORS

In 2005 we paid each non-employee Director a fee of $500 per meeting and reimbursed travel expenses. In the past, the Company has granted to each Director (except Mr. Shaw) stock options for Common Stock. We do not pay any additional amounts for committee participation or special assignment.

EMPLOYMENT AGREEMENT

There are no other employment agreements in place involving other Officers or Directors, except as set forth below:

Thomas J. Shaw

We have a written employment agreement with Thomas J. Shaw, our President and Chief Executive Officer, for an initial period of three years which ended September 2002 that automatically and continuously renews for consecutive two-year periods. The agreement is terminable either by us or Mr. Shaw upon 30 days’ written notice. The agreement provides for an annual salary of at least $150,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. The agreement requires that Mr. Shaw’s salary shall be reviewed by the Board of Directors each January, which shall make such increases as it considers appropriate. Mr. Shaw is also entitled to participate in all executive bonuses as the Board of Directors, in its sole discretion, shall determine. The agreement is being modified to avoid adverse tax consequences to Mr. Shaw created by the passage of the American Jobs Creation Act of 2004.

Under the employment agreement, we will also provide certain fringe benefits, including, but not limited to, participation in pension plans, profit-sharing plans, employee stock ownership plans, stock appreciation rights, hospitalization and health insurance, disability and life insurance, paid vacation, and sick leave. We also reimburse him for any reasonable and necessary business expenses, including travel and entertainment expenses, necessary to carry on his duties. Pursuant to the employment agreement, we have agreed to indemnify Mr. Shaw for all legal expenses and liabilities incurred with any proceeding involving him by reason of his being an officer or agent. We have further agreed to pay reasonable attorney fees and expenses in the event that, in Mr. Shaw’s sole judgment, he needs to retain counsel or otherwise expend his personal funds for his defense.

Mr. Shaw has agreed to a one-year non-compete, not to hire or attempt to hire employees for one year, and to not make known our customers or accounts or to call on or solicit our accounts or customers in the event of termination of his employment for one year unless the termination is without cause or pursuant to a change of control of the Company. Furthermore, Mr. Shaw has the right to resign in the event that there is a change in control which is defined as a change in the majority of directors within any 12 month period without two-thirds approval of the shares outstanding and entitled to vote, or a merger where less than 50 percent of the outstanding stock survives and a majority of the Board of Directors remains, or the sale of substantially all of our assets, or any other person acquires more than 50 percent of the voting capital. Mr. Shaw retained the right to participate in other businesses as long as they do not compete with us and so long as he devotes the necessary working time to the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information relating to our equity compensation plans as of December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,816,325	$8.42	2,183,675
Equity compensation plans not approved by security holders*	286,000	$7.56	N/A
Total	3,102,325	N/A	2,183,675

*	In conjunction with a $3 million Loan Agreement and the purchase of 525,000 Series V shares by Katie Petroleum, we issued options for the purchase of 136,439 shares of Common Stock of the Company at an exercise price of $1 per share to Katie Petroleum and two affiliates. Options for 136,436 shares were exercised in 2005.

In conjunction with a $2.5 million working capital loan, purchase of a real estate note and a $1,000,000 construction loan (which was never drawn on) we issued an option to Katie Petroleum for the purchase of 100,000 shares of Common Stock of the Company at an exercise price of $1 per share. The options were exercised in 2005.

We authorized the issuance of an option for the purchase of 200,000 shares of Common Stock to Jimmie Shiu, M.D., for his past services in introducing the Company to purchasers of various series of Preferred Stock as well as for introducing the Company to Mr. Jack Jackson, who controlled Katie Petroleum. The option is exercisable at $6.90 per share and will terminate in 2012.

We authorized the issuance of an option for the purchase of 25,000 shares of Common Stock to Mr. Harry Watson for his past services in assisting the Company in protecting its intellectual property. The option is exercisable at $6.90 per share and will terminate in 2012.

In connection with a Consulting Agreement with International Export and Consulting, we issued an option for the purchase of 61,000 shares of Common Stock to Marwan Saker, a Director. The option is exercisable at $10.00 and will expire in 2010.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of March 1, 2006, for each person known by us to own beneficially 5 percent or more of the voting capital stock. Except pursuant to applicable community property laws, each shareholder identified in the table possesses sole voting and investment power with respect to his or her shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common Stock

	Thomas J. Shaw(2)	11,280,000	47.8%
	511 Lobo Lane, P.O. Box 9 Little Elm, TX 75068-0009

	Lillian E. Salerno(3)
	432 Edwards Lewisville, TX 75067	2,554,500	10.8%
Class B Stock

	Thomas J. Shaw	80,000	3.2%
	Lillian E. Salerno	12,500	Less than 1%

(1)	The percentages of Common Stock are based on 23,616,884 shares of Common Stock equivalents consisting of 23,524,384 shares of Common Stock outstanding and 92,500 shares of Preferred Stock convertible by the above persons within 60 days of this Report. The percentages of Class B Stock are based on 2,491,166 shares of Class B Stock outstanding.

(2)	80,000 of the shares identified as Common Stock are preferred shares which are eligible for conversion into Common Stock within 60 days of the Report.

(3)	12,500 of the shares identified as Common Stock are preferred shares which are eligible for conversion into Common Stock within 60 days of the Report.

There are no arrangements the operation of which would result in a change in control of the Company.

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common Stock
As a Group	Officers and Directors	12,558,000	50.6%
As Individuals	Thomas J. Shaw(2)	11,280,000	45.4%
	Marwan Saker(3)	461,000	1.9%
	Russell B. Kuhlman(4)	70,600	Less than 1%
	Clarence Zierhut(5)	66,000	Less than 1%
	Douglas W. Cowan(6)	75,000	Less than 1%
	Steve R. Wisner(7)	190,000	Less than 1%
	Jimmie Shiu(8)	320,000	1.3%
	Michele M. Larios(9) Marco Laterza	85,400 10,000	Less than 1 Less than 1	% %

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Class B Stock

As a Group	Officers and Directors	475,000	19.1%
As Individuals	Thomas J. Shaw	80,000	3.2%
	Marwan Saker	355,000	14.3%
	Jimmie Shiu	40,000	1.6%

(1)	The percentages of Common Stock are based on 24,819,884 shares of Common Stock equivalents consisting of 23,524,384 shares of Common Stock outstanding at March 31, 2006, 475,000 shares of Preferred Stock convertible by the above persons and options for the purchase of 820,500 shares of Common Stock obtainable by the above persons within 60 days of this Report. The percentages of Class B stock are based on 2,491,166 shares of Class B Stock outstanding.

(2)	80,000 of the 11,280,000 shares identified as Common Stock are preferred shares which are eligible for conversion into Common Stock within 60 days of the Report.

(3)	355,000 shares identified as Common Stock are preferred shares which are eligible for conversion into Common Stock within 60 days of this Report. The shares are held as follows: Saker Investments holds 15,500 shares of Series IV Stock and 25,000 shares of Series V Stock, Sovana Cayman Islands, Inc. holds 300,000 shares of Series IV Stock, and My Investments holds 14,500 shares of Series IV Stock. Mr. Saker is an Officer or Director and shareholder for each of these companies. The remaining 106,000 shares identified as Common Stock are shares obtainable through the exercise of options held by Mr. Saker within 60 days of the Report.

(4)	These shares identified as Common Stock are shares acquirable by the exercise of stock options within 60 days of the Report.

(5)	These shares identified as Common Stock are shares acquirable by the exercise of stock options within 60 days of the Report.

(6)	These shares identified as Common Stock are shares acquirable by the exercise of stock options within 60 days of the Report.

(7)	187,500 of these shares identified as Common Stock are shares acquirable by the exercise of stock options within 60 days of the Report.

(8)	270,000 shares identified as Common Stock are shares acquirable through the exercise of options within 60 days of the Report and 40,000 shares are acquirable through conversion of Preferred Stock within 60 days of the Report.

(9)	75,400 of the shares identified as Common Stock are shares acquirable by the exercise of stock options within 60 days of the Report.

Item 13. Certain Relationships and Related Transactions.

We believe that all of the transactions set forth below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Thomas J. Shaw, our President and Chief Executive Officer who beneficially owned 47.6 percent of the outstanding Common Stock as of March 1, 2006, was paid a licensing fee of $500,000 (amortized over 17 years) by us for the exclusive worldwide licensing rights to manufacture, market, sell, and distribute retractable medical safety products. In addition, Mr. Shaw receives a 5 percent royalty on gross sales of all licensed products sold to customers over the life of the technology licensing agreement. Mr. Shaw was paid a royalty of $1,678,152 for 2005. Mr. Shaw, in 2005, received a total of $22,832 from the proceeds of some of the settlements relating to an antitrust lawsuit styled Retractable Technologies, Inc. v. Becton Dickinson & Co., Tyco International (U.S.), Inc., Tyco Healthcare Group, L.P., Novation, L.L.C., VHA, Inc, Premier, Inc., and Premier Purchasing Partners, L.P. pursuant to the terms of the Covenant Not to Sue.

Lillian E. Salerno, a shareholder holding more than 10% of the Common Stock, d/b/a LES Development (the successor to Mill Street Enterprises, a sole proprietorship), leases offices at 618, 620, 622, and 628 S. Mill Street, in Lewisville, Texas, to us for our marketing and sales department. This lease term ends in June 2007. This lease is for a five-year period beginning in July 2002 at a monthly rate of $2,900. Lease payments of $34,800 were paid in 2005.

The Company had a consulting agreement (to establish contacts with major European entities to develop marketing and distribution channels as well as licensing agreements) with MediTrade International Corporation, a company controlled by Lillian E. Salerno. The contract was terminated on February 28, 2005. MediTrade was paid $16,667 per month and reimbursed for business expenses incurred on behalf of the Company, not to exceed $5,000 per month without prior approval for the term of the contract. During the year ended December 31, 2005, the Company paid $27,217 under this agreement.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES

The aggregate fees billed by CF & Co., L.L.P. for professional services rendered for the audit of the Company’s annual financial statements for 2004 and 2005 and the reviews of the financial statements included in the Company’s Forms 10-Q or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $142,718 and $146,125, respectively.

AUDIT RELATED FEES

The audit related fees for the Form S-8 Registration Statement filed in 2005 were $4,060.

TAX FEES

The aggregate fees billed by CF & Co., L.L.P. for preparation of federal and state income tax returns and tax consulting costs related to notices from taxing authorities for 2004 and 2005 were $11,450 and $36,360, respectively.

PRE-APPROVAL POLICIES AND PROCEDURES

The engagement of CF & Co., L.L.P. was entered into pursuant to the approval policies and procedures of the Audit Committee. The engagement is for audit and tax services which were detailed separately. The Audit Committee implemented its approval procedures i.e. they were not delegated to any other party. All of the services provided were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements: See Retractable Technologies, Inc. Index to Financial Statements on Page F-1

2. Financial Statement Schedules required to be filed: Schedule II—Schedule of Valuation and Qualifying Accounts:

Schedule II—Schedule of Valuation and Qualifying Accounts:

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Provision for Inventories
Fiscal year ended 2003	$97,319	$—	$—	$97,319
Fiscal year ended 2004	$97,319	$—	$—	$97,319
Fiscal year ended 2005	$97,319	$25,273	$(11,296)	$111,296

Provision for Accounts Receivables
Fiscal year ended 2003	$73,294	$106,005	$(32,847)	$146,452
Fiscal year ended 2004	$146,452	$50,000	$(132)	$196,320
Fiscal year ended 2005	$196,320	$70,854	$—	$267,174

Deferred tax valuation
Fiscal year ended 2003	$16,901,731	$—	$(3,221,840)	$13,679,891
Fiscal year ended 2004	$13,679,891	$—	$(13,679,891)	$—
Fiscal year ended 2005	$—	$99,280	$—	$99,280

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits:

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the Commission.

(b)	EXHIBITS

Exhibit No.	Description of Document
3(i)	Third Amended and Restated Articles of Incorporation of RTI filed on November 1, 2004 *

3(ii)	Amended and Restated Bylaws of RTI dated as of the 12th day of July, 2004 **

10.1	Sample United States Distribution Agreement ***

10.2	Sample Foreign Distribution Agreement ***

10.3	Employment Agreement between RTI and Thomas J. Shaw dated as of September 28, 1999 *** (This is a management compensation contract.)

10.4	Technology License Agreement between Thomas J. Shaw and RTI dated the 23rd day of June 1995 ***

10.5	Loan Agreement among RTI, Katie Petroleum and Thomas J. Shaw as of the 30th day of September, 2002 and Promissory Note ****

10.6	RTI’s 1999 Stock Option Plan ***

10.7	First Amendment to 1999 Stock Option Plan **** *

10.8	1996 Incentive Stock Option Plan of RTI ***

10.9	1996 Stock Option Plan for Directors and Other Individuals ***

10.10	Settlement Agreement and Release by and among RTI, Thomas J. Shaw, New Medical Technology, Inc., New Medical Technology, LTD and NMT Group PLC dated effective as of April 27, 2004**** **

10.11	Covenant Not to Sue between Thomas J. Shaw and Retractable Technologies, Inc. **

10.12	Settlement Agreement and Release between Retractable Technologies, Inc. and Becton Dickinson and Company, Inc. dated effective July 2, 2004 †

10.13	License Agreement by and between RTI and Baiyin Tonsun Medical Device Co., Ltd. dated as of May 13, 2005 ††

14	Retractable Technologies, Inc. Code of Business Conduct and Ethics †††

23	Consent of Independent Registered Public Accounting Firm ††††

31.1	Certification of Principal Executive Officer ††††

31.2	Certification of Principal Financial Officer ††††

32	Section 1350 Certifications ††††

*	Incorporated herein by reference to RTI’s Form 10-Q filed on November 14, 2005

**	Incorporated herein by reference to RTI’s Form 10-QSB filed on August 16, 2004
***	Incorporated herein by reference to RTI’s Registration Statement on Form 10-SB filed on June 23, 2000
****	Incorporated herein by reference to RTI’s Form 8-K filed on October 10, 2002
**** *	Incorporated herein by reference to RTI’s Form 10-KSB filed on March 31, 2003
**** **	Incorporated herein by reference to RTI’s Form 8-K filed on April 29, 2004
†	Incorporated herein by reference to RTI’s Form 8-K filed on July 6, 2004
††	Incorporated herein by reference to RTI’s Form 10-Q filed on August 15, 2005
†††	Incorporated herein by reference to RTI’s Form 10KSB-A2 filed on September 24, 2004
††††	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

By:	/s/ THOMAS J. SHAW
THOMAS J. SHAW
CHAIRMAN, PRESIDENT, AND
CHIEF EXECUTIVE OFFICER

Date:	March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEVEN R. WISNER
Steven R. Wisner
Executive Vice President, Engineering & Production and Director

March 30, 2006

/s/ RUSSELL B. KUHLMAN
Russell B. Kuhlman
Vice President, Sales and Director

March 30, 2006

/s/ DOUGLAS W. COWAN
Douglas W. Cowan
Vice President, Chief Financial Officer, Treasurer, and Director

March 31, 2006

/s/ CLARENCE ZIERHUT
Clarence Zierhut
Director

March 30, 2006

/s/ JIMMIE SHIU
Jimmie Shiu
Director

March 30, 2006

/s/ PATTI S. KING
Patti S. King
Director

March 31, 2006

/s/ MARCO LATERZA
Marco Laterza
Director

March 30, 2006

/s/ MARWAN SAKER
Marwan Saker
Director

March 31, 2006