Form 10-Q
period 2006-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2006-05-15
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,557,484 shares of Common Stock, no par value, issued and outstanding on May 1, 2006.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$51,561,260	$52,513,935
Accounts receivable, net	2,821,074	3,404,908
Inventories, net	3,453,737	3,297,726
Income taxes receivable	916,502	561,062
Current deferred tax asset	1,135,327	1,245,508
Other current assets	626,903	462,150

Total current assets	60,514,803	61,485,289

Property, plant, and equipment, net	12,171,697	11,925,976
Intangible assets, net	306,512	316,926
Other assets	26,075	27,334

Total assets	$73,019,087	$73,755,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,381,387	$2,345,613
Current portion of long-term debt	246,234	295,417
Accrued compensation	530,508	388,726
Marketing fees payable	1,419,760	1,419,760
Accrued royalties to a shareholder	369,228	540,888
Other accrued liabilities	334,729	467,812

Total current liabilities	5,531,029	5,458,216

Long-term debt, net of current maturities	4,300,638	4,350,625
Long-term deferred tax liability	770,717	711,443

Total liabilities	10,353,201	10,520,284

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	171,000	171,000
Series II, Class B	242,700	255,200
Series III, Class B	135,245	135,245
Series IV, Class B	556,000	556,000
Series V, Class B	1,381,221	1,381,221
Common Stock, no par value	—	—
Additional paid-in capital	54,350,136	54,307,053
Retained earnings	5,829,584	6,429,522

Total stockholders’ equity	62,665,886	63,235,241

Total liabilities and stockholders’ equity	$73,019,087	$73,755,525

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended March 31, 2006	Three Months ended March 31, 2005
Sales, net	$3,881,805	$4,063,874
Reimbursed discounts	1,640,925	180,300

Total sales	5,522,730	4,244,174

Cost of sales
Cost of manufactured product	3,241,962	2,417,016
Royalty expense to shareholder	369,228	314,619

Total cost of sales	3,611,190	2,731,635

Gross profit	1,911,540	1,512,539

Operating expenses:
Sales and marketing	1,113,006	940,383
Research and development	315,195	119,094
General and administrative	1,723,771	1,455,782

Total operating expenses	3,151,972	2,515,259

Loss from operations	(1,240,432)	(1,002,720)

Interest income	462,197	252,139
Interest expense, net	(110,707)	(62,413)

Net loss before income taxes	(888,942)	(812,994)
Provision (benefit) for income taxes	(289,004)	(290,059)

Net loss	(599,938)	(522,935)
Preferred stock dividend requirements	(367,078)	(381,345)

Loss applicable to common shareholders	$(967,016)	$(904,280)

Loss per share – basic and diluted	$(0.04)	$(0.04)

Weighted average common shares outstanding	23,521,551	23,203,665

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months ended March 31, 2006	Three Months ended March 31, 2005
Cash flows from operating activities
Net loss	$(599,938)	$(522,935)
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation and amortization	346,768	330,545
Capitalized interest	(11,110)	(35,350)
Stock option compensation	166,306	127,203
Provision for inventory valuation	—	2,681
Provision for doubtful accounts	46,689	80
Accreted interest	36,114	25,280
Deferred income taxes	28,232	(112,119)
Loss on disposal of assets	—	6,674
Change in assets and liabilities:
(Increase) decrease in inventories	(156,012)	(378,080)
(Increase) decrease in accounts and note receivable	537,145	(94,165)
(Increase) decrease in income taxes receivable	(355,440)	(176,758)
(Increase) decrease in other current assets	(164,753)	(24,564)
Increase (decrease) in accounts payable	35,774	(541,263)
Increase (decrease) in other accrued liabilities	(162,961)	(9,861)
Increase (decrease) in income taxes payable	—	(244,809)

Net cash used by operating activities	(253,186)	(1,647,441)

Cash flows from investing activities
Purchase of property, plant, and equipment	(569,704)	(1,043,436)
Proceeds from the sale of assets	—	1,200

Net cash used by investing activities	(569,704)	(1,042,236)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(135,285)	(90,704)
Proceeds from long-term debt	—	1,050,846
Proceeds from the exercise of stock options	5,500	—

Net cash provided (used) by financing activities	(129,785)	960,142

Net decrease in cash	(952,675)	(1,729,535)
Cash and cash equivalents at:
Beginning of period	52,513,935	55,868,526

End of period	$51,561,260	$54,138,991

Supplemental disclosures of cash flow information:
Interest paid	$102,275	$79,652

Income taxes paid	$38,829	$244,809

Supplemental schedule of non-cash financing activities:
Debt assumed to acquire assets	$—	$52,856

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

Business of the Company

Retractable Technologies, Inc. (the “Company”) was incorporated in Texas on May 9, 1994, to design, develop, manufacture and market safety syringes and other safety medical products for the healthcare profession. The Company began to develop its manufacturing operations in 1995. The Company’s manufacturing and administrative facilities are located in Little Elm, Texas. The Company’s primary products are the VanishPoint® syringe in the 1cc, 3cc, 5cc and 10cc sizes and blood collection tube holders. The Company includes the 1cc syringe in an allergy tray. The Company introduced the IV safety catheter in the market in the first quarter of 2006. The Company has conducted preliminary clinical evaluations and worked with national distributors to encourage healthcare facilities to transition from the use of standard syringes to the VanishPoint® syringe.

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements for the year ended December 31, 2005.

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

The Company implemented Statement of Financial Accounting Standards No. 151, Inventory Costs (“SFAS No. 151”), in the first quarter of 2006. Implementation of SFAS No. 151 did not have a material effect on the Company’s financial position or results of operations as of and for the period ended March 31, 2006.

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

Marketing fees

The Company paid Abbott Laboratories, Inc. (“Abbott”) marketing fees for services they provided. The contracted services were to include participation in promotional activities, development of educational and promotional materials, representation at trade shows, clinical demonstrations, inservicing and training, and tracking reports detailing the placement of the Company’s products to end-users. Marketing fees were accrued at the time of the sale of product to Abbott. These fees were paid after Abbott provided the Company a tracking report of product sales to end-users. These costs were included in Sales and Marketing expense in the Condensed Statements of Operations. No marketing fees have been accrued since October 15, 2003, the date the National Marketing and Distribution Agreement with Abbott was terminated. On August 15, 2005, the Company filed a lawsuit against Abbott concerning this agreement.

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

As part of the litigation settlement agreements reached in the second quarter of 2003, a discount reimbursement program of $8,000,000, which is net of legal fees, was established whereby the Company is being provided quarterly reimbursements for certain discounts given to participating facilities. The Company offers certain discounts to participating facilities and is being reimbursed for such discounts. Unit sales to participating facilities comprised 30.8 percent of total domestic unit sales for the three months ended March 31, 2006. Payments are recognized upon delivery of products provided collection is reasonably assured. Cumulative reimbursements of $5,105,032 were recorded through March 31, 2006.

Management estimates that cumulative reimbursed discounts will reach $8,000,000 before the end of 2006, however, the Company is currently committed to continue offering such discounts to participating facilities through the end of that year.

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

The Company adopted the provisions of EITF 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature, in the first quarter of 2006. EITF 05-8 concludes that the difference in book basis and tax basis of a convertible debt instrument is a temporary difference. Furthermore, recognition of deferred tax for a beneficial conversion feature should be recorded as an adjustment (reduction) to additional paid-in capital and an increase to deferred tax liabilities. As a result of implementing EITF 05-8, additional paid-in capital was reduced by $141,233; the current deferred tax asset was reduced by $38,699; and the long-term deferred tax liability was increased by $102,524.

Earnings per share

The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive Common Stock equivalents consist of options, convertible debt and convertible Preferred Stock and are all antidilutive for the three months ended March 31, 2006 and 2005. Accordingly, basic loss per share is equal to diluted earnings per share.

Research and development costs

Research and development costs are expensed as incurred.

Share-based compensation

The Company has three stock-based director, officer and employee compensation plans as well as several individual option agreements. Prior to 2002, the Company accounted for those plans under the recognition and measurement provisions (intrinsic value method) of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2002, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, prospectively to all awards granted, modified, or settled after December 31, 2001. Awards generally vest over periods up to three years.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS No. 123 R”), Share-Based Payment, effective January 1, 2006. It did not have a material impact to the financial statements of the Company. In accordance with the disclosure requirements of SFAS No. 123 R the Company incurred the following share-based compensation costs:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Cost of sales	$26,291	$(5,173)
Sales and marketing	46,318	48,987
Research and development	4,625	5,558
General and administrative	89,072	77,831

	$166,306	$127,203

3.	INVENTORIES

Inventories consist of the following:

	March 31, 2006	December 31, 2005
Raw materials	$992,206	$865,285
Finished goods	2,572,827	2,543,737

	3,565,033	3,409,022
Inventory reserve	(111,296)	(111,296)

	$3,453,737	$3,297,726

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the impact of dramatic increases in demand, our ability to quickly increase capacity in the event of a dramatic increase in demand, our ability to access the market, our ability to decrease production costs, our ability to continue to finance research and development as well as operations and expansion of production, the recently increased interest of larger market players, specifically Becton Dickinson & Co. (“BD”), in providing safety needle devices, and other factors. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. Variances have been rounded for ease of reading. All period references are to the periods ended March 31, 2006 or 2005.

OVERVIEW

We have been manufacturing and marketing our products into the marketplace since 1997. Our products have been and continue to be distributed nationally through numerous distributors. However, we have been blocked from access to the market by exclusive marketing practices engaged in by BD, who dominates the market. We believe that its monopolistic business practices continue despite its paying $100 million to settle a lawsuit with the Company for anticompetitive practices, business disparagement, and tortious interference. Although we made limited progress in some areas, such as the alternate care and international markets, our volumes are not as high as they should be given the nature and quality of our product, the federal and state legislation requiring use of safe needle devices, and the Senate Subcommittee hearings on Group Purchasing Organizations (“GPOs”). We continue to pursue various strategies to have better access to the hospital market, as well as other markets, including attempting to gain access to the market through our sales efforts and innovative technology.

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

We also have a license agreement with Baiyin Tonsun Medical Device Co., Ltd. (“BTMD”), a Chinese company. We anticipate receiving royalties from the licensing agreement with BTMD before the end of the first contract year ending August 2006. During the first contract year, BTMD is required to sell at least 25,000,000 units which, based on the lowest possible royalty rate, would result in a payment of $625,000.

Historically, unit sales have increased in the latter part of the year due, in part, to the demands for syringes during the flu season.

Comparison of Three Months Ended

March 31, 2006, and March 31, 2005

Domestic sales accounted for 90.6 percent and 86.2 percent of the revenues for the three months ended March 31, 2006 and 2005, respectively. International sales accounted for the remaining revenues. Domestic revenues increased 36.7 percent and international revenues decreased 10.9 percent. Overall, unit sales increased 16.9 percent. Domestic unit sales increased 23.8 percent and international sales decreased 5.7 percent. Domestic unit sales were 81.1 percent of total unit sales.

While international sales decreased due to lower shipments to PATH in the first quarter of 2006 compared to the same period last year, shipments to other international customers were up significantly due primarily to shipments to two countries which may not be indicative of future orders. The timing of the PATH shipments will vary from quarter to quarter.

Gross profit increased primarily due to higher revenues. Profit margins can fluctuate depending upon, among other things, the cost of product manufactured and the capitalized cost of product recorded in inventory, as well as product sales mix. The lower unit cost in ending inventory at March 31, 2006, should have a positive effect on product margins for the second quarter.

The Company offers certain discounts to participating facilities and is being reimbursed up to a cumulative amount of $8,000,000 under a litigation settlement agreement for such discounts. Unit sales to participating facilities comprised 30.8 percent of total domestic unit sales for the three months ended March 31, 2006. Payments are recognized upon delivery of products provided collection is reasonably assured. Cumulative reimbursements of $5,105,032 were recorded through March 31, 2006.

Management estimates that cumulative reimbursed discounts will reach $8,000,000 before the end of 2006, however, the Company is currently committed to continue offering such discounts to participating facilities through the end of that year. Discounts to participating facilities in excess of the cumulative $8,000,000 discount reimbursement will have a negative impact on gross profit which may begin in the third or fourth quarter of 2006. The discounts end December 31, 2006.

Operating expenses increased 25.3 percent. The increase in expense for Sales and Marketing was attributable primarily to hiring additional personnel. The increase in Research and Development costs was due principally to the development of the catheter and consulting costs. General and administrative costs increased due to higher compensation, travel, and legal expenses.

Loss from operations increased due principally to higher operating expenses mitigated by higher gross profit.

Interest income and expense increased due to higher rates.

The Company’s balance sheet remains strong with cash making up 70.6 percent of total assets. Working capital was $55.2 million at March 31, 2006, a decrease of $1.0 million from December 31, 2005. The current ratio declined from 11.3 at December 31, 2005, to 10.9 at March 31, 2006. The quick ratio declined from 10.7 at December 31, 2005 to 10.3 at March 31, 2006. These financial indicators continue to indicate a strong financial position.

Approximately $250,000 in cash flow was used by operating activities. The remaining uses of cash were for capital costs incurred for equipment for the manufacture of the catheter and repayment of long-term debt.

LIQUIDITY AND FUTURE CAPITAL REQUIREMENTS

Historical Sources of Liquidity

We have historically funded operations primarily from proceeds from private placements, loans, and litigation efforts. We were capitalized with approximately $52,600,000 raised from six separate private placement offerings. We also funded operations through loans aggregating over $15,000,000. We received cash payments of $88,514,873 from litigation settlements through September 30, 2005. Cumulative discount reimbursements of $5,105,032 were recorded through March 31, 2006. Discount reimbursements will end after we receive an aggregate of $8,000,000 under the settlement.

Internal Sources of Liquidity

Margins and Market Access

In early 2004 we began to receive shipment of product under our agreement with Double Dove. We believe as we receive and produce greater quantities our profit margins could increase provided we have market access. Margins tend to improve with additional sales and higher production levels. To be profitable from operations we would need minimal access to hospital markets which has been difficult to obtain due to the monopolistic marketplace which was the subject of our lawsuit against BD. We will continue to attempt to gain access to the market through our sales efforts and innovative technology. We are focusing on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer our technology at a reduced price. We believe our current capitalization provides the resources necessary to implement these changes and greatly improve our manufacturing capacity and efficiency, thereby reducing our unit cost.

The mix of domestic and international sales affects the average sales price of our products. The higher the ratio of domestic sales to international sales, the higher the average sales price will be. Typically international sales are shipped directly from China. Purchases of product manufactured in China will usually decrease the average cost of manufacture for all units as domestic costs, such as indirect labor and overhead, remain relatively constant. The number of units produced by the Company and manufactured in China can have a significant effect on the carrying costs of inventory as well as cost of sales. The average unit cost in the first quarter of 2006 is less than the average unit cost in inventory at December 31, 2005. This is due to more units, in the aggregate, purchased and produced in the first quarter of 2006. Inventory was 4.7 percent higher at March 31, 2006, compared to December 31, 2005, primarily due to higher levels of raw materials. The Company will continue to evaluate the appropriate mix of products manufactured domestically and those manufactured in China to achieve economic benefits as well as to maintain our domestic manufacturing capability. Currently, approximately one-half of our syringes are produced domestically.

Seasonality

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.

Licensing Agreement

We entered into a License Agreement with BTMD as of May 13, 2005, which was approved by the People’s Republic of China (the “PRC”) on August 1, 2005. We have granted to BTMD a limited exclusive license to manufacture and a limited exclusive right to sell syringes in the PRC having retractable needles that incorporate our technology for a term of three years. This License Agreement is subject to the Technology License Agreement dated June 23, 1995 between Mr. Thomas J. Shaw, our founder and CEO, as licensor and the Company, as licensee. Accordingly, Mr. Shaw will receive 5% of the licensing proceeds we receive. BTMD has agreed to manufacture and sell these products in the PRC and to pay us a quarterly royalty of two and one-half cents per unit on 1/2 cc, 3 cc, and 5 cc syringes and a royalty of three and one-half cents per unit on 1 cc and 10 cc syringes. We anticipate the receipt of royalties beginning no later than the first contract year which ends in August 2006. The obligation to pay the royalties continues even if any and all of our patent rights in the PRC are found to be invalid or unenforceable for any reason. We have the right, but not the obligation, to terminate the agreement if we have not received royalty payments for at least 25,000,000 units during 2006; 50,000,000 units in 2007; and 100,000,000 units per year for each year thereafter.

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

External Sources of Liquidity

We have obtained several loans from the inception of the Company, which have, together with the proceeds from sales of equities, enabled us to pursue development and production of our products. Currently we believe we could obtain additional funds through loans if needed. Furthermore, the shareholders previously authorized an additional 5,000,000 shares of a Class C Preferred Stock that could, if necessary, be designated and used to raise funds through the sale of equity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Pursuant to paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) and on May 12, 2006, our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, and concluded that, as of March 31, 2006, and based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, there were no significant deficiencies in these procedures. The CEO and CFO concluded that our disclosure controls and procedures are effective.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

We have previously reported in our Form 10-Q filed on August 15, 2005, that we filed a lawsuit against Abbott Laboratories, Inc.

Item 1A. Risk Factors

There were no material changes in Risk Factors applicable to the Company as set forth in our Form 10-K annual report which was filed on March 31, 2006, and which is available on Edgar.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Equity Securities and Use of Proceeds

During the first quarter, we issued 5,000 shares to an aggregate of two employees upon the exercise of non-qualified options issued under the Company’s 1996 Stock Option Plan for Directors and Other Individuals and 500 shares issued under an individual non-qualified option agreement for an aggregate of $5,500 in consideration. Each option carried an exercise price of $1 per share. All shares were issued pursuant to a Section 4(2) private offering exemption from the registration requirements of the Securities Act of 1933, as amended.

Working Capital Restrictions and Limitations on the Payment of Dividends

We maintain cash for use as collateral for letters of credit we provide from time to time to enable, among other things, the purchase of product from China. As of March 31, 2006, we had no funds held as restricted cash for such purposes. The Board of Directors has authorized management to borrow and incur indebtedness in the form of letters of credit in an aggregate amount, at any one time, of $3,000,000.

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

Item 3. Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

As of the three months ended March 31, 2006, the amount in arrears is $21,375 and the total arrearage is $162,765.

Series II Class B Convertible Preferred Stock

As of the three months ended March 31, 2006, the amount in arrears is $62,394 and the total arrearage is $505,656.

Series III Class B Convertible Preferred Stock

As of the three months ended March 31, 2006, the amount in arrears is $33,811 and the total arrearage is $2,751,466.

Series IV Class B Convertible Preferred Stock

As of the three months ended March 31, 2006, the amount in arrears is $139,000 and the total arrearage is $5,507,471.

Series V Class B Convertible Preferred Stock

As of the three months ended March 31, 2006, the amount in arrears is $110,498 and the total arrearage is $2,151,293.

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

DATE: May 15, 2006	RETRACTABLE TECHNOLOGIES, INC. (Registrant)

	BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN
VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER