Form 10-Q/A
period 2006-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2006-05-16
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The Company is filing this Form 10-Q/A amendment of its Form 10-Q for the quarterly period ended March 31, 2006, filed on May 15, 2006 to amend the Condensed Balance Sheet as of March 31, 2006, to reflect Total current liabilities of $5,281,846 as well as the related Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of the Form 10-Q. This Form 10-Q/A amends and replaces the Form 10-Q in its entirety.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$51,561,260	$52,513,935
Accounts receivable, net	2,821,074	3,404,908
Inventories, net	3,453,737	3,297,726
Income taxes receivable	916,502	561,062
Current deferred tax asset	1,135,327	1,245,508
Other current assets	626,903	462,150

Total current assets	60,514,803	61,485,289

Property, plant, and equipment, net	12,171,697	11,925,976
Intangible assets, net	306,512	316,926
Other assets	26,075	27,334

Total assets	$73,019,087	$73,755,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,381,387	$2,345,613
Current portion of long-term debt	246,234	295,417
Accrued compensation	530,508	388,726
Marketing fees payable	1,419,760	1,419,760
Accrued royalties to a shareholder	369,228	540,888
Other accrued liabilities	334,729	467,812

Total current liabilities	5,281,846	5,458,216

Long-term debt, net of current maturities	4,300,638	4,350,625
Long-term deferred tax liability	770,717	711,443

Total liabilities	10,353,201	10,520,284

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	171,000	171,000
Series II, Class B	242,700	255,200
Series III, Class B	135,245	135,245
Series IV, Class B	556,000	556,000
Series V, Class B	1,381,221	1,381,221
Common Stock, no par value	—	—
Additional paid-in capital	54,350,136	54,307,053
Retained earnings	5,829,584	6,429,522

Total stockholders’ equity	62,665,886	63,235,241

Total liabilities and stockholders’ equity	$73,019,087	$73,755,525

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

The Company’s balance sheet remains strong with cash making up 70.6 percent of total assets. Working capital was $55.2 million at March 31, 2006, a decrease of $800,000 from December 31, 2005. The current ratio improved from 11.3 at December 31, 2005, to 11.5 at March 31, 2006. The quick ratio increased from 10.7 at December 31, 2005 to 10.8 at March 31, 2006. These financial indicators continue to indicate a strong financial position.

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

DATE: May 16, 2006	RETRACTABLE TECHNOLOGIES, INC. (Registrant)

	BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN
VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER