Form 10-Q
period 2006-06-30
RETRACTABLE TECHNOLOGIES INC
filed 2006-08-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,612,164 shares of Common Stock, no par value, issued and outstanding on August 1, 2006.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2006 (unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$50,935,675	$52,513,935
Accounts receivable, net	3,810,112	3,404,908
Inventories, net	3,118,466	3,297,726
Income taxes receivable	1,112,821	561,062
Current deferred tax asset	1,163,164	1,245,508
Other current assets	497,223	462,150

Total current assets	60,637,461	61,485,289

Property, plant, and equipment, net	12,065,241	11,925,976
Intangible assets, net	300,673	316,926
Other assets	24,816	27,334

Total assets	$73,028,191	$73,755,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,318,946	$2,345,613
Current portion of long-term debt	235,706	295,417
Accrued compensation	455,767	388,726
Marketing fees payable	1,419,760	1,419,760
Accrued royalties to a shareholder	472,438	540,888
Other accrued liabilities	393,934	467,812

Total current liabilities	5,296,551	5,458,216

Long-term debt, net of current maturities	4,288,250	4,350,625
Long-term deferred tax liability	727,468	711,443

Total liabilities	10,312,269	10,520,284

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	171,000	171,000
Series II, Class B	229,700	255,200
Series III, Class B	135,245	135,245
Series IV, Class B	556,000	556,000
Series V, Class B	1,381,221	1,381,221
Common stock, no par value	—	—
Additional paid-in capital	54,616,479	54,307,053
Retained earnings	5,626,277	6,429,522

Total stockholders’ equity	62,715,922	63,235,241

Total liabilities and stockholders’ equity	$73,028,191	$73,755,525

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended June 30, 2006	Three Months ended June 30, 2005	Six Months ended June 30, 2006	Six Months ended June 30, 2005
Sales, net	$5,301,445	$4,517,335	$9,183,250	$8,581,209
Reimbursed discounts	2,135,161	498,483	3,776,086	678,783

Total sales	7,436,606	5,015,818	12,959,336	9,259,992

Cost of sales
Cost of manufactured product	4,240,364	3,647,020	7,482,326	6,064,036
Royalty expense to shareholder	472,438	356,958	841,666	671,577

Total cost of sales	4,712,802	4,003,978	8,323,992	6,735,613

Gross profit	2,723,804	1,011,840	4,635,344	2,524,379

Operating expenses:
Sales and marketing	1,464,939	989,119	2,577,945	1,929,502
Research and development	181,208	204,849	496,403	323,943
General and administrative	1,843,054	1,632,359	3,566,825	3,088,141

Total operating expenses	3,489,201	2,826,327	6,641,173	5,341,586

Loss from operations	(765,397)	(1,814,487)	(2,005,829)	(2,817,207)

Interest income	488,878	334,045	951,075	586,184
Interest expense, net	(127,984)	(60,689)	(238,691)	(123,102)

Net loss before income taxes	(404,503)	(1,541,131)	(1,293,445)	(2,354,125)

Provision (benefit) for income taxes	(201,195)	(480,634)	(490,199)	(770,693)

Net loss	(203,308)	(1,060,497)	(803,246)	(1,583,432)
Preferred stock dividend requirements	(364,104)	(376,770)	(731,182)	(758,115)

Loss applicable to common shareholders	$(567,412)	$(1,437,267)	$(1,534,428)	$(2,341,547)

Loss per share – basic and diluted	$(0.02)	$(0.06)	$(0.07)	$(0.10)

Weighted average common shares outstanding	23,594,117	23,251,998	23,557,834	23,227,831

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months ended June 30, 2006	Six Months ended June 30, 2005
Cash flows from operating activities
Net loss	$(803,246)	$(1,583,432)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	754,470	663,569
Capitalized interest	(27,686)	(83,581)
Stock option compensation	337,065	296,324
Provision for inventory valuation	—	13,977
Provision for doubtful accounts	54,969	17,551
Accreted interest	71,193	50,560
Deferred income taxes	(29,550)	(50,356)
Loss on disposal of assets	—	4,474
Change in assets and liabilities:
(Increase) decrease in inventories	179,259	(735,109)
(Increase) decrease in accounts receivable	(460,173)	364,348
(Increase) decrease in income taxes receivable	(551,759)	(676,823)
(Increase) decrease in other current assets	(35,073)	(11,664)
Increase (decrease) in accounts payable	(26,667)	(1,498,367)
Increase (decrease) in other accrued liabilities	(75,287)	21,235
Increase (decrease) in income taxes payable	—	(287,134)

Net cash used by operating activities	(612,485)	(3,494,428)

Cash flows from investing activities
Purchase of property, plant, and equipment	(842,700)	(1,426,638)
Acquisitions of patents, trademarks, licenses, and intangibles	(4,576)	—
Proceeds from the sale of assets	—	3,400

Net cash used by investing activities	(847,276)	(1,423,238)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(193,279)	(189,920)
Proceeds from long-term debt	—	1,050,846
Proceeds from the exercise of stock options	74,780	100,000

Net cash (used) provided by financing activities	(118,499)	960,926

Net decrease in cash	(1,578,260)	(3,956,740)

Cash and cash equivalents at:
Beginning of period	52,513,935	55,868,526

End of period	$50,935,675	$51,911,786

Supplemental disclosures of cash flow information:
Interest paid	$266,377	$163,292
Income taxes paid	$38,829	$244,809

Supplemental schedule of noncash financing activities:
Debt assumed to acquire assets	$—	$52,856

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

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements filed in the Form 10-K on March 31, 2006, for the year ended December 31, 2005.

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

The Company implemented Statement of Financial Accounting Standards No. 151, Inventory Costs (“SFAS No. 151”), in the first quarter of 2006. Implementation of SFAS No. 151 did not have a material effect on the Company’s financial position or results of operations as of and for the period ended June 30, 2006.

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

Concentration of certain risks

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

The Company manufactures syringes in Little Elm, Texas as well as utilizing a manufacturer in China. During the first six months of 2006, approximately 70% of the units were produced in China.

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

As part of the litigation settlement agreements reached in the second quarter of 2003, a discount reimbursement program of $8,000,000, which is net of legal fees, was established whereby the Company is being provided quarterly reimbursements for certain discounts given to participating facilities. The Company offers certain discounts to participating facilities and is being reimbursed for such discounts. Unit sales to participating facilities comprised 32 percent of total domestic unit sales for the six months ended June 30, 2006. Payments are recognized upon delivery of products provided collection is reasonably assured. Cumulative reimbursements of $7,240,000 were recorded through June 30, 2006.

Management estimates that cumulative reimbursed discounts will reach $8,000,000 during the third quarter of 2006; however, the Company is currently committed to continue offering such discounts to participating facilities through the end of that year. Discounts to participating facilities in excess of the cumulative $8,000,000 discount reimbursement will have a negative impact on gross profit which will begin in the third quarter of 2006.

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

Earnings per share

The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive Common Stock equivalents consist of options, convertible debt and convertible Preferred Stock and are all antidilutive for the three and six months ended June 30, 2006 and 2005. Accordingly, basic loss per share is equal to diluted earnings per share.

Research and development costs

Research and development costs are expensed as incurred.

Share-based compensation

The Company has issued options under three stock-based director, officer and employee compensation plans as well as several individual option agreements. The two 1996 plans have terminated; however, the options continue until their expected maturity dates. Prior to 2002, the Company accounted for those plans under the recognition and measurement provisions (intrinsic value method) of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2002, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, prospectively to all awards granted, modified, or settled after December 31, 2001. Awards generally vest over periods up to three years.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS No. 123 R”), Share-Based Payment, effective January 1, 2006. It did not have a material impact to the financial statements of the Company. In accordance with the disclosure requirements of SFAS No. 123 R, the Company incurred the following share-based compensation costs:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Cost of sales	$30,744	$30,581	$54,615	$25,408

Sales and marketing	46,318	44,246	92,637	93,234

Research and development	4,625	4,625	9,249	10,182

General and administrative	89,072	89,669	178,144	167,500

	$170,759	$169,121	$334,645	$296,324

During the quarter ended June 30, 2006, six employees exercised options for the issuance of 21,780 shares at an option price of $1 per share for aggregate consideration of $21,780. Two independent Directors exercised options for the issuance of 25,000 shares at an option price of $1 per share for aggregate consideration of $25,000. In addition, two consultants exercised options for the issuance of 22,500 shares at an option price of $1 per share for aggregate consideration of $22,500. All options were non-qualified stock options. The employees’ options were issued under the 1996 Incentive Stock Option Plan and the remainder of the options were issued under the 1996 Stock Option Plan for Directors and Other Individuals.

3.	INVENTORIES

Inventories consist of the following:

	June 30, 2006	December 31, 2005
Raw materials	$928,839	$865,285

Finished goods	2,300,923	2,543,737

	3,229,762	3,409,022

Inventory reserve	(111,296)	(111,296)

	$3,118,466	$3,297,726

4.	INCOME TAXES

The Company’s effective tax rates (a benefit in both periods) on the net loss before income taxes were 49.7% and 31.2% for the three months ended June 30, 2006 and 2005, respectively. The effective tax rates (a benefit in both periods) on the net loss before income taxes were 37.9% and 32.7% for the six months ended June 30, 2006 and 2005, respectively. The effective tax rate for the three and six month periods ended June 30, 2006 was higher primarily due to a reduction of a valuation allowance for a deferred tax asset attributable to stock options.

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

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. Variances have been rounded for ease of reading. All period references are to the periods ended June 30, 2006 or 2005.

OVERVIEW

We have been manufacturing and marketing our products into the marketplace since 1997. Our products have been and continue to be distributed nationally through numerous distributors. However, we have been blocked from access to the market by exclusive marketing practices engaged in by BD, who dominates the market. We believe that its monopolistic business practices continue despite its paying $100 million to settle a lawsuit with the Company for anticompetitive practices, business disparagement, and tortious interference. Although we made limited progress in some areas, such as the alternate care and international markets, our volumes are not as high as they should be given the nature and quality of our product, the federal and state legislation requiring use of safe needle devices, and the Senate Subcommittee hearings on Group Purchasing Organizations (“GPOs”). We continue to pursue various strategies to have better access to the hospital market, as well as other markets, including attempting to gain access to the market through our sales efforts and innovative technology. In the event we continue to have only limited market access and the cash provided by the litigation settlements and generated from operations becomes insufficient, the Company would take cost cutting measures to reduce cash requirements. Such measures could result in reduction of units being produced, reduction of workforce, reduction of salaries of officers and other nonhourly employees, and deferral of royalty payments to Thomas Shaw.

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

Product purchases from Double Dove, a Chinese manufacturer, have enabled us to increase manufacturing capacity with little capital outlay and provided a competitive manufactured cost. These purchases have enabled improved profit margins in spite of limited revenues. The cost of production per unit has generally declined as volumes increased.

We also have a license agreement with Baiyin Tonsun Medical Device Co., Ltd. (“BTMD”), a Chinese company. We previously anticipated receiving royalties from the licensing agreement with BTMD before the end of the first contract year ending August 2006. We have recently visited the facility. There has been substantial progress, but we now anticipate the initial receipt of royalties by the end of 2006 or the first quarter of 2007. During the first contract year, BTMD is required to sell at least 25,000,000 units. Based on the lowest possible royalty rate, this would result in a payment of $625,000.

Historically, unit sales have increased in the latter part of the year due, in part, to the demands for syringes during the flu season.

Comparison of Three Months Ended

June 30, 2006, and June 30, 2005

Domestic sales accounted for 83.6 percent and 96.9 percent of the revenues for the three months ended June 30, 2006 and 2005, respectively. International sales accounted for the remaining revenues. Domestic revenues increased 27.4 percent and international revenues increased 691.3 percent. Overall, unit sales increased 73.9 percent. Domestic unit sales increased 17.4 percent and international sales increased over 1,100 percent. Domestic unit sales were 64.2 percent of total unit sales for the three months ended June 30, 2006.

International sales increased due to much higher shipments to PATH in the second quarter compared to the same period last year. The timing of the PATH shipments will vary from quarter to quarter.

Gross profit increased primarily due to higher revenues due to increased volumes mitigated by lower average sales prices. Additionally, the average cost of goods sold per unit decreased by 33.2 percent. Profit margins can fluctuate depending upon, among other things, the cost of product manufactured and the capitalized cost of product recorded in inventory, as well as product sales mix. The lower cost in ending inventory at June 30, 2006, should have a continuing positive effect on profit margins for the third quarter.

The Company offers certain discounts to participating facilities and is being reimbursed up to a cumulative amount of $8,000,000 under a litigation settlement agreement. Unit sales to participating facilities comprised 33.2 percent of total domestic unit sales for the three months ended June 30, 2006. Payments are recognized upon delivery of products provided collection is reasonably assured. Cumulative reimbursements of $7.2 million were recorded through June 30, 2006.

Management estimates that cumulative reimbursed discounts will reach $8,000,000 before the end of the third quarter of 2006; however, the Company is currently committed to continue offering such discounts to participating facilities through the end of that year. Discounts to participating facilities in excess of the cumulative $8,000,000 discount reimbursement will have a negative impact on gross profit which will begin in the third quarter of 2006. The discount program ends December 31, 2006.

Operating expenses increased 23.5 percent. The increase in expense for Sales and Marketing was attributable primarily to additional sales personnel, trade shows, travel and entertainment expense, advertising, and consulting costs. The decrease in Research and Development costs was due principally to costs related to the catheter. General and administrative costs increased due to higher legal expenses and state franchise tax.

Loss from operations decreased due principally to higher revenues and improved profit margins mitigated by higher operating expenses.

Interest income and expense increased due to higher rates.

The Company’s effective tax rates (a benefit in both periods) on the net loss before income taxes were 49.7% and 31.2% for the three months ended June 30, 2006 and 2005, respectively. The effective tax rate for the three months ended June 30, 2006 was higher primarily due to a reduction of a valuation allowance for a deferred tax asset attributable to stock options.

Comparison of Six Months Ended

June 30, 2006, and June 30, 2005

Domestic sales accounted for 86.6 percent and 92.0 percent of the revenues for the six months ended June 30, 2006 and 2005, respectively. International sales accounted for the remaining revenues. Domestic revenues increased 31.6 percent and international revenues increased 136.0 percent. Overall, unit sales increased 45.5 percent. Domestic unit sales increased 20.2 percent and international sales increased 199.5 percent. Domestic unit sales were 70.9 percent of total unit sales for the six months ended June 30, 2006.

International sales increased due to substantially higher shipments to PATH for the six months ended June 30, 2006 compared to the same period last year. The timing of the PATH shipments will vary from quarter to quarter.

Gross profit increased primarily due to higher revenues due to increased volumes mitigated by lower average sales prices due to higher international sales. Additionally, the average cost of goods sold per unit decreased by 15.2 percent. Profit margins can fluctuate depending upon, among other things, the cost of product manufactured and the capitalized cost of product recorded in inventory, as well as product sales mix. The lower unit cost in ending inventory at June 30, 2006, should have a continuing positive effect on profit margins for the third quarter.

The Company offers certain discounts to participating facilities and is being reimbursed up to a cumulative amount of $8,000,000 under a litigation settlement agreement. Unit sales to participating facilities comprised 32.1 percent of total domestic unit sales for the six months ended June 30, 2006. Payments are recognized upon delivery of products provided collection is reasonably assured. Cumulative reimbursements of $7.2 million were recorded through June 30, 2006.

Management estimates that cumulative reimbursed discounts will reach $8,000,000 before the end of the third quarter of 2006; however, the Company is currently committed to continue offering such discounts to participating facilities through the end of that year. Discounts to participating facilities in excess of the cumulative $8,000,000 discount reimbursement will have a negative impact on gross profit which will begin in the third quarter of 2006. The discount program ends December 31, 2006.

Operating expenses increased 24.3 percent. The increase in expense for Sales and Marketing was attributable primarily to additional sales personnel, travel expense, trade shows, and advertising. The increase in Research and Development costs was due principally to costs related to the catheter, consulting costs, and higher compensation costs. General and administrative costs were higher due to legal expenses, state franchise tax, consulting costs, and compensation. Accounting fees were lower for the six month period.

Loss from operations decreased due principally to higher revenues and improved profit margins mitigated by higher operating expenses.

Interest income and expense increased due to higher rates.

The Company’s effective tax rates (a benefit in both periods) on the net loss before income taxes were 37.9% and 32.7% for the six months ended June 30, 2006 and 2005, respectively. The effective tax rate for the six months ended June 30, 2006 was higher primarily due to a reduction of a valuation allowance for a deferred tax asset attributable to stock options.

The Company’s balance sheet remains strong with cash making up 69.7 percent of total assets. Working capital was $55.3 million at June 30, 2006, a decrease of $690,000 from December 31, 2005. The current ratio improved from 11.3 at December 31, 2005, to 11.4 at June 30, 2006. The quick ratio increased from 10.7 at December 31, 2005 to 10.9 at June 30, 2006. These indicators continue to demonstrate a strong financial position.

Approximately $600,000 in cash flow was used by operating activities. The remaining uses of cash were for capital costs incurred for equipment for the manufacture of the catheter and repayment of long-term debt.

LIQUIDITY AND FUTURE CAPITAL REQUIREMENTS

Historical Sources of Liquidity

We have historically funded operations primarily from proceeds from private placements, loans, and litigation efforts. We were capitalized with approximately $52,600,000 raised from six separate private placement offerings. We also funded operations through loans aggregating over $15,000,000. We received cash payments of $88,514,873 from litigation settlements through September 30, 2005. Cumulative discount reimbursements of $7,240,000 were recorded through June 30, 2006. Discount reimbursements will end after we receive an aggregate of $8,000,000 under the settlement.

Internal Sources of Liquidity

Margins and Market Access

In early 2004 we began to receive shipment of product from Double Dove. We believe as we receive and produce greater quantities our unit cost of goods sold could decrease. If we have market access, we believe our long-term profit margins could increase as margins tend to improve with additional sales and higher production levels. To be profitable from operations we would need minimal access to hospital markets which has been difficult to obtain due to the monopolistic marketplace which was the subject of our lawsuit against BD. We will continue to attempt to gain access to the market through our sales efforts and innovative technology. We are focusing on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer our technology at a reduced price. We believe our current capitalization provides the resources necessary to implement these changes and greatly improve our manufacturing capacity and efficiency, thereby reducing our unit cost.

The mix of domestic and international sales affects the average sales price of our products. Generally, the higher the ratio of domestic sales to international sales, the higher the average sales price will be. However, for the remainder of 2006, we will continue to offer discounts under the discount reimbursement program (the bulk of which will no longer be reimbursed) which will negatively affect our profit margins until the end of the year. Typically international sales are shipped directly from China. Purchases of product manufactured in China will usually decrease the average cost of manufacture for all units as domestic costs, such as indirect labor and overhead, remain relatively constant. The number of units produced by the Company and manufactured in China can have a significant effect on the carrying costs of inventory as well as cost of sales. The average unit cost in the second quarter of 2006 is lower than the average unit cost in inventory at December 31, 2005. This is due to more units, in the aggregate, purchased and produced in the first quarter of 2006. Inventory was 5.4 percent lower at June 30, 2006, compared to December 31, 2005, primarily due to a decrease in finished goods mitigated by an increase in raw materials. The Company will continue to evaluate the appropriate mix of products manufactured domestically and those manufactured in China to achieve economic benefits as well as to maintain our domestic manufacturing capability. Currently, approximately 30% of our syringes are produced domestically.

Seasonality

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.

Licensing Agreement

We entered into a License Agreement with BTMD as of May 13, 2005, which was approved by the People’s Republic of China (the “PRC”) on August 1, 2005. We have granted to BTMD a limited exclusive license to manufacture and a limited exclusive right to sell syringes in the PRC having retractable needles that incorporate our technology for a term of three years. This License Agreement is subject to the Technology License Agreement dated June 23, 1995 between Mr. Thomas J. Shaw, our founder and CEO, as licensor and the Company, as licensee. Accordingly, Mr. Shaw will receive 5% of the licensing proceeds we receive. BTMD has agreed to manufacture and sell these products in the PRC and to pay us a quarterly royalty of two and one-half cents per unit on 1/2 cc, 3 cc, and 5 cc syringes and a royalty of three and one-half cents per unit on 1 cc and 10 cc syringes. We previously anticipated receiving royalties before the end of the first contract year ending August 2006. We have recently visited the facility. There has been substantial progress, but we now anticipate the initial receipt of royalties by the end of 2006 or the first quarter of 2007. The obligation to pay the royalties continues even if any and all of our patent rights in the PRC are found to be invalid or unenforceable for any reason. We have the right, but not the obligation, to terminate the agreement if we have not received royalty payments for at least 25,000,000 units during 2006; 50,000,000 units in 2007; and 100,000,000 units per year for each year thereafter.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Pursuant to paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) and on August 10, 2006, our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, and concluded that, as of June 30, 2006, and based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, there were no significant deficiencies in these procedures. The CEO and CFO concluded that our disclosure controls and procedures are effective.

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

Item 1A. Risk Factors.

There were no material changes in Risk Factors applicable to the Company as set forth in our Form 10-K annual report which was filed on March 31, 2006, and which is available on EDGAR other than those set forth below.

Management estimates that cumulative reimbursed discounts will reach $8,000,000 before the end of the third quarter of 2006; however, the Company is currently committed to continue offering such discounts to participating facilities through the end of that year. Discounts to participating facilities in excess of the cumulative $8,000,000 discount reimbursement will have a negative impact on gross profit which will begin in the third quarter of 2006. The discount program ends December 31, 2006.

In the event we continue to have only limited market access and the cash provided by the litigation settlements and generated from operations becomes insufficient, the Company would take cost cutting measures to reduce cash requirements. Such measures could result in reduction of units being produced, reduction of workforce, reduction of salaries of officers and other nonhourly employees, and deferral of royalty payments to Thomas Shaw.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Equity Securities and Use of Proceeds

Six employees exercised options for the issuance of 21,780 shares at an option price of $1 per share for aggregate consideration of $21,780. Two independent Directors exercised options for the issuance of 25,000 shares at an option price of $1 per share for aggregate consideration of $25,000. In addition, two consultants exercised options for the issuance of 22,500 shares at an option price of $1 per share for aggregate consideration of $22,500. All options were non-qualified stock options. The employees’ options were issued under the 1996 Incentive Stock Option Plan and the remainder of the options were issued under the 1996 Stock Option Plan for Directors and Other Individuals.

Working Capital Restrictions and Limitations on the Payment of Dividends

We maintain cash for use as collateral for letters of credit we provide from time to time to enable, among other things, the purchase of product from China. As of June 30, 2006, we had no funds held as restricted cash for such purposes. The Board of Directors has authorized management to borrow and incur indebtedness in the form of letters of credit in an aggregate amount, at any one time, of $3,000,000.

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

Item 3. Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

As of the six months ended June 30, 2006, the amount in arrears is $43,000 and the total arrearage is $184,000.

Series II Class B Convertible Preferred Stock

As of the six months ended June 30, 2006, the amount in arrears is $122,000 and the total arrearage is $565,000.

Series III Class B Convertible Preferred Stock

As of the six months ended June 30, 2006, the amount in arrears is $67,000 and the total arrearage is $2,785,000.

Series IV Class B Convertible Preferred Stock

As of the six months ended June 30, 2006, the amount in arrears is $278,000 and the total arrearage is $5,646,000.

Series V Class B Convertible Preferred Stock

As of the six months ended June 30, 2006, the amount in arrears is $221,000 and the total arrearage is $2,262,000.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

We will hold our annual meeting on September 22, 2006, at the Little Elm City Hall located at 100 W. El Dorado Parkway, Little Elm, Texas 75068.

The independent Directors recently recommended to the Board the membership of the various outstanding committees. The Board of Directors unanimously approved such recommendation. Accordingly, the committees are comprised of the following members:

Audit Committee

The Audit Committee consists of Messrs. Clarence Zierhut, Marwan Saker, and Marco Laterza. The Chairman is Mr. Laterza.

Compensation and Benefits Committee

The Compensation and Benefits Committee consists of Messrs. Clarence Zierhut and Marco Laterza and Jimmie Shiu, M.D. The Chairman is Mr. Zierhut.

Nominating Committee

The Nominating Committee consists of Messrs. Marco Laterza and Marwan Saker, and Jimmie Shiu, M.D. The Chairman is Mr. Saker.

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

DATE: August 14, 2006	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN
VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER