Form 10-Q
period 2006-09-30
RETRACTABLE TECHNOLOGIES INC
filed 2006-11-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,624,164 shares of Common Stock, no par value, issued and outstanding on November 1, 2006.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,759,786	$52,513,935
Accounts receivable, net	1,577,582	3,404,908
Inventories, net	4,997,677	3,297,726
Income taxes receivable	1,395,439	561,062
Current deferred tax asset	1,289,860	1,245,508
Other current assets	554,073	462,150

Total current assets	60,574,417	61,485,289

Property, plant, and equipment, net	12,240,705	11,925,976
Intangible assets, net	290,456	316,926
Other assets	23,557	27,334

Total assets	$73,129,135	$73,755,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,419,035	$2,345,613
Current portion of long-term debt	214,515	295,417
Accrued compensation	581,669	388,726
Marketing fees payable	1,419,760	1,419,760
Accrued royalties to a shareholder	660,076	540,888
Other accrued liabilities	432,526	467,812

Total current liabilities	6,727,581	5,458,216

Long-term debt, net of current maturities	4,234,116	4,350,625
Long-term deferred tax liability	649,286	711,443

Total liabilities	11,610,983	10,520,284

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	164,000	171,000
Series II, Class B	224,700	255,200
Series III, Class B	135,245	135,245
Series IV, Class B	556,000	556,000
Series V, Class B	1,381,221	1,381,221
Common stock, no par value	—	—
Additional paid-in capital	54,653,419	54,307,053
Retained earnings	4,403,567	6,429,522

Total stockholders’ equity	61,518,152	63,235,241

Total liabilities and stockholders’ equity	$73,129,135	$73,755,525

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended September 30, 2006	Three Months ended September 30, 2005	Nine Months ended September 30, 2006	Nine Months ended September 30, 2005
Sales, net	$5,331,748	$6,138,926	$14,514,997	$14,720,136
Reimbursed discounts	651,225	900,091	4,427,312	1,578,873

Total sales	5,982,973	7,039,017	18,942,309	16,299,009

Cost of sales
Cost of manufactured product	3,989,549	3,603,865	11,471,875	9,667,901
Royalty expense to shareholder	660,076	502,560	1,501,742	1,174,136

Total cost of sales	4,649,625	4,106,425	12,973,617	10,842,037

Gross profit	1,333,348	2,932,592	5,968,692	5,456,972

Operating expenses:
Sales and marketing	1,379,260	1,058,514	3,957,205	2,988,015
Research and development	249,204	182,867	745,607	506,810
General and administrative	1,843,059	1,862,541	5,409,883	4,950,682

Total operating expenses	3,471,523	3,103,922	10,112,695	8,445,507

Loss from operations	(2,138,175)	(171,330)	(4,144,003)	(2,988,535)
Interest income	512,828	369,833	1,463,904	956,018
Interest expense, net	(127,950)	(115,247)	(366,642)	(238,349)

Net income (loss) before income taxes	(1,753,297)	83,256	(3,046,741)	(2,270,866)
Provision (benefit) for income taxes	(530,587)	55,635	(1,020,786)	(715,058)

Net income (loss)	(1,222,710)	27,621	(2,025,955)	(1,555,808)
Preferred stock dividend requirements	(361,381)	(374,206)	(1,092,563)	(1,132,321)

Loss applicable to common shareholders	$(1,584,091)	$(346,585)	$(3,118,518)	$(2,688,129)

Loss per share – basic and diluted	$(0.07)	$(0.01)	$(0.13)	$(0.12)

Weighted average common shares outstanding	23,618,164	23,371,562	23,577,944	23,275,742

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months ended September 30, 2006	Nine Months ended September 30, 2005
Cash flows from operating activities
Net loss	$(2,025,955)	$(1,555,808)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	1,089,654	1,018,314
Capitalized interest	(40,382)	(86,958)
Stock option compensation	349,103	403,137
Provision for inventory valuation	—	13,977
Provision for doubtful accounts	54,969	46,231
Accreted interest	105,214	75,840
Deferred income taxes	(221,525)	47,102
Loss on disposal of assets	—	4,474
Change in assets and liabilities:
(Increase) decrease in inventories	(1,699,952)	(515,190)
(Increase) decrease in accounts receivable	1,772,357	(1,482,465)
(Increase) decrease in income taxes receivable	(834,377)	(858,983)
(Increase) decrease in other current assets	(91,923)	(161,569)
Increase (decrease) in accounts payable	1,073,422	(1,095,112)
Increase (decrease) in other accrued liabilities	276,845	527,213
Increase (decrease) in income taxes payable	—	(337,766)

Net cash used by operating activities	(192,550)	(3,957,563)

Cash flows from investing activities
Purchase of property, plant, and equipment	(1,329,179)	(1,773,320)
Acquisitions of patents, trademarks, licenses and intangibles	(4,576)	—
Proceeds from the sale of assets	—	3,400

Net cash used by investing activities	(1,333,755)	(1,769,920)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(302,624)	(288,051)
Proceeds from long-term debt	—	1,050,846
Proceeds from the exercise of stock options	74,780	236,436

Net cash (used) provided by financing activities	(227,844)	999,231

Net decrease in cash	(1,754,149)	(4,728,252)

Cash and cash equivalents at:
Beginning of period	52,513,935	55,868,526

End of period	$50,759,786	$51,140,274

Supplemental disclosures of cash flow information:
Interest paid	$318,381	$256,636
Income taxes paid	$83,194	$417,336

Supplemental schedule of noncash financing activities:
Debt assumed to acquire assets	$—	$78,453

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

Business of the Company

Retractable Technologies, Inc. (the “Company”) was incorporated in Texas on May 9, 1994, to design, develop, manufacture and market safety syringes and other safety medical products for the healthcare profession. The Company began to develop its manufacturing operations in 1995. The Company’s manufacturing and administrative facilities are located in Little Elm, Texas. The Company’s primary products are the VanishPoint® syringe in the 1cc, 3cc, 5cc and 10cc sizes and blood collection tube holders. The Company also includes the 1cc syringe in an allergy tray. The Company introduced the IV safety catheter in the market in the first quarter of 2006. The Company has conducted preliminary clinical evaluations and worked with national distributors to encourage healthcare facilities to transition from the use of standard syringes to the VanishPoint® syringe.

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements filed in Form 10-K on March 31, 2006, for the year ended December 31, 2005.

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

The Company implemented Statement of Financial Accounting Standards No. 151, Inventory Costs (“SFAS No. 151”), in the first quarter of 2006. Implementation of SFAS No. 151 did not have a material effect on the Company’s financial position or results of operations as of and for the period ended September 30, 2006.

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

The Company manufactures syringes in Little Elm, Texas as well as utilizing a manufacturer in China. During the first nine months of 2006, approximately 73% of the units were produced in China.

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

Reimbursed Discounts

As part of the litigation settlement agreements reached in the second quarter of 2003, a discount reimbursement program of $8.0 million which is net of legal fees, was established whereby the Company was being provided quarterly reimbursements for certain discounts given to participating facilities. The Company offered certain discounts to participating facilities and was being reimbursed for such discounts. Unit sales to participating facilities comprised 29.6 percent of total domestic unit sales for the nine months ended September 30, 2006. Payments were recognized upon delivery of products provided collection was reasonably assured. Such amounts are presented in the Condensed Statements of Operations as a separate component of revenues.

Cumulative reimbursed discounts reached $8.0 million during the third quarter of 2006. The Company is currently committed to continue offering such discounts to participating facilities through the end of the year. Discounts to participating facilities in excess of the cumulative $8.0 million discount reimbursement will have a negative impact on gross profit for the remainder of 2006.

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

The Company adopted the provisions of EITF 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature, in the first quarter of 2006. EITF 05-8 concludes that the difference in book basis and tax basis of a convertible debt instrument is a temporary difference. Furthermore, recognition of deferred tax for a beneficial conversion feature should be recorded as an adjustment (reduction) to additional paid-in capital and an increase to deferred tax liabilities. As a result of implementing EITF 05-8, additional paid-in capital was reduced by $141,233; the current deferred tax asset was reduced by $38,699; and the long-term deferred tax liability was increased by $102,524. The unamortized balance at September 30, 2006, was $115,017 in additional paid in capital, $47,425 netted with the current deferred tax asset, and $67,592 in long-term deferred tax liabilities.

Earnings per share

The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive Common Stock equivalents consist of options, convertible debt and convertible Preferred Stock and are all antidilutive for the three and nine months ended September 30, 2006 and 2005. Accordingly, basic loss per share is equal to diluted earnings per share.

Research and development costs

Research and development costs are expensed as incurred.

Share-based compensation

The Company has issued options under three stock-based director, officer and employee compensation plans as well as several individual option agreements. The two 1996 plans have terminated; however, the options continue until their expected maturity dates. The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to all awards granted, modified, or settled after December 31, 2001. Awards generally vest over periods up to three years.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS No. 123 R”), Share-Based Payment, effective January 1, 2006. It did not have a material impact on the financial statements of the Company. In accordance with the disclosure requirements of SFAS No. 123 R, the Company incurred the following share-based compensation costs:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Cost of sales	$894	$(25,547)	$55,510	$(139)
Sales and marketing	4,486	42,911	97,122	136,145
Research and development	1,584	4,625	10,834	14,807
General and administrative	5,073	84,824	183,218	252,324

	$12,037	$106,813	$346,684	$403,137

During the quarter ended September 30, 2006, no employees exercised options.

3. INVENTORIES

Inventories consist of the following:

	September 30, 2006	December 31, 2005
Raw materials	$1,586,653	$865,285
Finished goods	3,522,320	2,543,737

	5,108,973	3,409,022
Inventory reserve	(111,296)	(111,296)

	$4,997,677	$3,297,726

4. INCOME TAXES

The Company’s effective tax rates (a benefit for the three months ended September 30, 2006) on the net income (loss) before income taxes were 30.3% and 66.8% for the three months ended September 30, 2006 and 2005, respectively. The effective tax rates (a benefit in both periods) on the net loss before income taxes were 33.5% and 31.5% for the nine months ended September 30, 2006 and 2005, respectively. The effective rates differ from the expected rates using statutory rates primarily due to stock option activity, meals and entertainment, changes in the valuation allowance and other items that were non-deductible for income tax purposes.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 is effective for years beginning after December 15, 2006, with earlier application of the provisions encouraged in the period of adoption. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that a Company evaluate whether it is more likely than not that a tax position will be sustained based upon the technical merits of the position. Measurement of the tax position is based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company is in the process of evaluating its tax positions with regard to the deductibility of certain interest payments and the deductibility of certain option expenses. The Company has yet to determine its position with regard to these issues. Depending on the outcome of this evaluation, the Company may decrease its income tax receivable and decrease the tax benefit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the impact of dramatic increases in demand, our ability to maintain and quickly increase capacity in the event of a dramatic increase in demand, our ability to access the market, our ability to decrease production costs, our ability to continue to finance research and development as well as operations and expansion of production, the recently increased interest of larger market players, specifically Becton Dickinson & Co. (“BD”), in providing safety needle devices, and other factors. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. Variances have been rounded for ease of reading. All period references are to the periods ended September 30, 2006 or 2005.

OVERVIEW

We have been manufacturing and marketing our products into the marketplace since 1997. Our products have been and continue to be distributed nationally through numerous distributors. However, we have been blocked from access to the market by exclusive marketing practices engaged in by BD, who dominates the market. We believe that its monopolistic business practices continue despite its paying $100 million to settle a lawsuit with the Company for anticompetitive practices, business disparagement, and tortious interference. Although we made limited progress in some areas, such as the alternate care and international markets, our volumes are not as high as they should be given the nature and quality of our product, the federal and state legislation requiring use of safe needle devices, and various Senate Subcommittee hearings on Group Purchasing Organizations (“GPOs”). We continue to pursue various strategies to have better access to the hospital market, as well as other markets, including attempting to gain access to the market through our sales efforts and innovative technology. In the event we continue to have only limited market access and the cash provided by the litigation settlements and generated from operations becomes insufficient, the Company would take cost cutting measures to reduce cash requirements. Such measures could result in reduction of units being produced, reduction of workforce, reduction of salaries of officers and other nonhourly employees, and deferral of royalty payments to Thomas Shaw.

The Company has offered certain discounts to participating facilities through December 31, 2006. It is being reimbursed up to a cumulative amount of $8.0 million under a litigation settlement agreement. Cumulative reimbursements of $8.0 million were recorded through September 30, 2006. However, the Company is currently committed to continue offering such discounts to participating facilities through the end of the year. Discounts to participating facilities in excess of the cumulative $8.0 million discount reimbursement had a negative impact on gross profit in the third quarter of 2006 and will have a negative impact on gross profit in the fourth quarter of 2006. The discount program ends December 31, 2006.

We are focusing on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer our technology at a reduced price. We believe our current capitalization provides the resources necessary to implement these changes and greatly improve our manufacturing capacity and efficiency, thereby reducing our unit cost. We are also marketing more product internationally. In 2004 and 2005, we were awarded a federal contract to supply syringes to various African countries. The first award from PATH was for 1,530,000 units. The 2005 award was for 11,700,000 units. Thus far, the Company has been awarded a contract for an additional 11,900,000 units in 2006. Shipments of the products are generally filled over multiple quarters due principally to logistical requirements for the orders. We are hopeful that these awards will continue to increase under this program.

Product purchases from Double Dove, a Chinese manufacturer, have enabled us to increase manufacturing capacity with little capital outlay and provided a competitive manufactured cost. Double Dove manufactured, in the first nine months of 2006, approximately 73% of the units produced by the Company. These purchases have improved profit margins in spite of limited revenues. The cost of production per unit has generally declined as volumes increased.

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

Comparison of Three Months Ended

September 30, 2006, and September 30, 2005

Domestic sales accounted for 87.8 percent and 96.5 percent of the revenues for the three months ended September 30, 2006 and 2005, respectively. International sales accounted for the remaining revenues. Domestic revenues decreased 22.7 percent and international revenues increased 197.1 percent. Overall, unit sales increased 44.5 percent. Domestic unit sales increased 35.2 percent and international sales increased over 170.0 percent. Domestic unit sales were 87.2 percent of total unit sales for the three months ended September 30, 2006.

International sales increased due to much higher shipments to PATH in the third quarter compared to the same period last year. The timing of the PATH shipments will vary from quarter to quarter.

Gross profit decreased primarily due to lower revenues attributable to the discount program mitigated by increased volumes. Increased international sales increased revenues but at a lower average sales price. The average cost of manufactured product sold per unit decreased by 23.4 percent. Profit margins can fluctuate depending upon, among other things, the cost of product manufactured and the capitalized cost of product recorded in inventory, as well as product sales mix. The lower cost in ending inventory at September 30, 2006, should have a continuing positive effect on profit margins for the fourth quarter. Royalty expense increased due to higher gross sales.

The Company has offered certain discounts to participating facilities through December 31, 2006. It is being reimbursed up to a cumulative amount of $8.0 million under a litigation settlement agreement. Unit sales to participating facilities comprised 26.8 percent of total domestic unit sales for the three months ended September 30, 2006. Payments are recognized upon delivery of products provided collection is reasonably assured. Cumulative reimbursements of $8.0 million were recorded through September 30, 2006. However, the Company is currently committed to continue offering such discounts to participating facilities through the end of the year. Discounts to participating facilities in excess of the cumulative $8.0 million discount reimbursement had a negative impact on gross profit in the third quarter of 2006 and will have a negative impact on gross profit in the fourth quarter of 2006. The discount program ends December 31, 2006.

Operating expenses increased 11.8 percent. The increase in expense for Sales and Marketing was attributable primarily to additional sales personnel, trade shows, promotional materials, travel and entertainment expense, and consulting costs. The increase in Research and Development costs was due principally to increased cost related to engineering samples and research consulting costs. General and Administrative costs decreased due to reductions in severance benefits, training costs, and shareholder expense, mitigated by higher wages and additional staff, increased consulting costs, and humanitarian donation of our product. All departments experienced a reduction of stock option expense as the amortization of the 2003 awards was completed in the second quarter.

Loss from operations increased due principally to decreased revenues. These decreased revenues were caused by lower average sales prices mainly attributable to the discount program and increased international sales. This was mitigated by a small increase in our profit margin. We also incurred higher operating expenses.

Interest income and expense increased due to higher rates.

The Company’s effective tax rates (a benefit for the three months ended September 30, 2006) on the net income (loss) before income taxes were 30.3% and 66.8% for the three months ended September 30, 2006 and 2005, respectively. The effective tax rate for the three months ended September 30, 2006, was lower primarily due to stock option activity in 2005.

Comparison of Nine Months Ended

September 30, 2006, and September 30, 2005

Domestic sales accounted for 86.9 percent and 94.0 percent of the revenues for the nine months ended September 30, 2006 and 2005, respectively. International sales accounted for the remaining revenues. Domestic revenues increased 7.5 percent and international revenues increased 151.3 percent. Overall, unit sales increased 45.1 percent. Domestic unit sales increased 26.9 percent and international sales increased 192.1 percent. Domestic unit sales were 77.8 percent of total unit sales for the nine months ended September 30, 2006.

International sales increased due to substantially higher shipments to PATH for the nine months ended September 30, 2006, compared to the same period last year. The timing of the PATH shipments will vary from quarter to quarter.

Gross profit increased slightly primarily due to higher revenues due to increased volumes mitigated by lower average sales prices. The average sales price was lower due to discontinuance of the reimbursements for the discount program and generally lower prices received for international sales. Additionally, the average cost of manufactured product sold per unit decreased by 18.2 percent. Profit margins can fluctuate depending upon, among other things, the cost of product manufactured and the capitalized cost of product recorded in inventory, as well as product sales mix. The lower unit cost in ending inventory at September 30, 2006, should have a continuing positive effect on profit margins for the fourth quarter. Royalty expense increased due to higher gross sales.

The Company has offered certain discounts to participating facilities through December 31, 2006. It is being reimbursed up to a cumulative amount of $8.0 million under a litigation settlement agreement. Unit sales to participating facilities comprised 29.6 percent of total domestic unit sales for the nine months ended September 30, 2006. Payments are recognized upon delivery of products provided collection is reasonably assured. Cumulative reimbursements of $8.0 million were recorded through September 30, 2006. However, the Company is currently committed to continue offering such discounts to participating facilities through the end of the year. Discounts to participating facilities in excess of the cumulative $8.0 million discount reimbursement had a negative impact on gross profit in the third quarter of 2006 and will negatively impact gross profit in the fourth quarter of 2006. The discount program ends December 31, 2006.

Operating expenses increased 19.7 percent. The increase in expense for Sales and Marketing was attributable primarily to additional sales personnel, travel expense, consulting, promotional materials, and trade shows. The increase in Research and Development costs was due principally to costs related to the catheter, engineering samples, and consulting costs. General and Administrative costs were higher due to legal expenses, state franchise tax, consulting costs, and compensation. Accounting fees, severance costs, and shareholder expense were lower for the nine month period. All departments experienced a reduction in stock option expense as the amortization of 2003 awards expense was completed in the second quarter.

Loss from operations increased due principally to decreased revenues. These decreased revenues were caused by lower average sales prices mainly attributable to the discount program and increased international sales. This was mitigated by a small increase in our profit margin. We also incurred higher operating expenses.

Interest income and expense increased due to higher rates.

The Company’s effective tax rates (a benefit in both periods) on the net loss before income taxes were 33.5% and 31.5% for the nine months ended September 30, 2006 and 2005, respectively.

The Company’s balance sheet remains strong with cash making up 69.4 percent of total assets. Working capital was $53.8 million at September 30, 2006, a decrease of $2.2 million from December 31, 2005. The current ratio was 11.3 at December 31, 2005, and 9.0 at September 30, 2006. The quick ratio decreased from 10.7 at December 31, 2005, to 8.3 at September 30, 2006. These indicators continue to demonstrate a strong financial position.

Approximately $193,000 in cash flow was used by operating activities. The remaining uses of cash were for capital costs incurred for equipment for the manufacture of the catheter and repayment of long-term debt.

LIQUIDITY AND FUTURE CAPITAL REQUIREMENTS

Historical Sources of Liquidity

We have historically funded operations primarily from proceeds from private placements, loans, and litigation efforts. We were capitalized with approximately $52,600,000 raised from six separate private placement offerings. We also funded operations through loans aggregating over $15,000,000. We received cash payments of $88,514,873 and discount reimbursements of $8,000,000 from litigation settlements through September 30, 2006.

Internal Sources of Liquidity

Margins and Market Access

In early 2004 we began to receive shipment of product from Double Dove. We believe as we receive and produce greater quantities our unit cost of goods sold could decrease. We believe, if we have market access, our profit margins, for the long-term, could increase as margins tend to improve with additional sales and higher production levels. To be profitable from operations we would need minimal access to hospital markets which has been difficult to obtain due to the monopolistic marketplace which was the subject of our lawsuit against BD. We will continue to attempt to gain access to the market through our sales efforts and innovative technology. We are focusing on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer our technology at a reduced price. We believe our current capitalization provides the resources necessary to implement these changes and greatly improve our manufacturing capacity and efficiency, thereby reducing our unit cost.

The mix of domestic and international sales affects the average sales price of our products. Generally, the higher the ratio of domestic sales to international sales, the higher the average sales price will be. However, for the remainder of 2006, we will continue to offer discounts under the discount reimbursement program (all of which will no longer be reimbursed) which will negatively affect our profit margins until the end of the year. Typically international sales are shipped directly from China. Purchases of product manufactured in China, if available, usually decrease the average cost of manufacture for all units as domestic costs, such as indirect labor and overhead, remain relatively constant. The number of units produced by the Company and manufactured in China can have a significant effect on the carrying costs of inventory as well as cost of sales. The average unit cost in the third quarter of 2006 is lower than the average unit cost in inventory at December 31, 2005. This is due to more units, in the aggregate, purchased and produced in the third quarter of 2006. Inventory was 51.5 percent higher at September 30, 2006, compared to December 31, 2005, primarily due to increases in raw materials and finished goods. The Company will continue to evaluate the appropriate mix of products manufactured domestically and those manufactured in China to achieve economic benefits as well as to maintain our domestic manufacturing capability. Currently, approximately 27% of our syringes are produced domestically.

Seasonality

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.

Licensing Agreement

We entered into a License Agreement with BTMD as of May 13, 2005, which was approved by the People’s Republic of China (the “PRC”) on August 1, 2005. We have granted to BTMD a limited exclusive license to manufacture and a limited exclusive right to sell syringes in the PRC having retractable needles that incorporate our technology for a term of three years. This License Agreement is subject to the Technology License Agreement dated June 23, 1995, between Mr. Thomas J. Shaw, our founder and CEO, as licensor and the Company, as licensee. Accordingly, Mr. Shaw will receive 5% of the licensing proceeds we receive. BTMD has agreed to manufacture and sell these products in the PRC and to pay us a quarterly royalty of two and one-half cents per unit on 1/2 cc, 3 cc, and 5 cc syringes and a royalty of three and one-half cents per unit on 1 cc and 10 cc syringes. We previously anticipated receiving royalties before the end of the first contract year ending August 2006. We have recently visited the facility. There has been substantial progress, but we now anticipate the initial receipt of royalties by the end of 2006 or the first quarter of 2007. The obligation to pay the royalties continues even if any and all of our patent rights in the PRC are found to be invalid or unenforceable for any reason. We have the right, but not the obligation, to terminate the agreement if we have not received royalty payments for at least 25,000,000 units during 2006; 50,000,000 units in 2007; and 100,000,000 units per year for each year thereafter.

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

External Sources of Liquidity

We have obtained several loans from the inception of the Company, which have, together with the proceeds from sales of equities and litigation efforts, enabled us to pursue development and production of our products. Currently we believe we could obtain additional funds through loans if needed. Furthermore, the shareholders previously authorized an additional 5,000,000 shares of a Class C Preferred Stock that could, if necessary, be designated and used to raise funds through the sale of equity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4. Controls and Procedures.

Pursuant to paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) and on November 8, 2006, our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, and concluded that, as of September 30, 2006, and based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, there were no significant deficiencies in these procedures. The CEO and CFO concluded that our disclosure controls and procedures are effective.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

No update.

Item 1A. Risk Factors.

There were no material changes in Risk Factors applicable to the Company as set forth in our Form 10-K annual report for 2005 which was filed on March 31, 2006, and which is available on EDGAR other than those set forth below.

We are in the process of evaluating our tax positions with regard to the deductibility of certain interest payments and the deductibility of certain option expenses. We have not yet determined our position with regard to these issues. Depending on the outcome of this evaluation, we may decrease the income tax receivable and decrease the tax benefit.

Most international sales are filled by production from Double Dove. In the event that we were unable to purchase such product from Double Dove, we would need to find an alternative supplier to avoid a disruption in supply. Currently, approximately 73% of our production is provided by Double Dove.

Reimbursed discounts reached $8.0 million in the third quarter of 2006. However, the Company is currently committed to continue offering such discounts to participating facilities through the end of the year. Discounts to participating facilities in excess of the cumulative $8.0 million discount reimbursement had a negative impact on gross profit in the third quarter of 2006 and will continue to have a negative impact through the fourth quarter of 2006. The discount program ends December 31, 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Working Capital Restrictions and Limitations on the Payment of Dividends

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

Item 3. Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

As of the nine months ended September 30, 2006, the amount of dividends in arrears is $64,000 and the total arrearage is $205,000.

Series II Class B Convertible Preferred Stock

As of the nine months ended September 30, 2006, the amount of dividends in arrears is $179,000 and the total arrearage is $622,000.

Series III Class B Convertible Preferred Stock

As of the nine months ended September 30, 2006, the amount of dividends in arrears is $101,000 and the total arrearage is $2,819,000.

Series IV Class B Convertible Preferred Stock

As of the nine months ended September 30, 2006, the amount of dividends in arrears is $417,000 and the total arrearage is $5,785,000.

Series V Class B Convertible Preferred Stock

As of the nine months ended September 30, 2006, the amount of dividends in arrears is $331,000 and the total arrearage is $2,372,000.

Item 4. Submission of Matters to a Vote of Security Holders.

The 2006 Annual Meeting of Stockholders (the “Annual Meeting”) of the Company was held on September 22, 2006, at 10:00 a.m., CST. The purpose of the meeting was to elect five Class 2 Directors.

Of the 23,612,164 shares of Common Stock of the Company entitled to vote, 19,213,568 shares were represented in person or by proxy at the Annual Meeting, which is more than the 11,806,082 required to constitute a quorum. Accordingly, the election of five Class 2 Directors was put to a vote and the results were as follows:

Nominees	For	Withheld
Thomas J. Shaw	18,921,401	292,167
Steven R. Wisner	19,070,813	142,755
Douglas W. Cowan	19,027,755	185,813
Clarence Zierhut	19,055,055	158,513
Marwan Saker	19,057,055	156,513

Accordingly, Messrs. Shaw, Wisner, Cowan, Zierhut, and Saker were elected as Class 2 Directors to serve until the Company’s 2008 Annual Meeting. As of the adjournment of the Annual Meeting, the Board of Directors consisted of the following members:

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

DATE: November 14, 2006	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN
VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER