Form 10-K
period 2006-12-31
RETRACTABLE TECHNOLOGIES INC
filed 2007-04-02
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-30885

Retractable Technologies, Inc.

(Name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The aggregate market value of the common equity held by non-affiliates is $36,649,107, assuming a price of $3.70, which was computed with reference to the closing price as of June 30, 2006.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date. As of March 1, 2007, there were 23,674,164 shares of our Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None except exhibits

i

PART I

Item 1. Business.

DESCRIPTION OF BUSINESS

General Description

We design, develop, manufacture, and market innovative patented safety needle devices for the healthcare industry. Our VanishPoint® products utilize a unique friction ring mechanism patented by Thomas J. Shaw, our Founder, President, and Chief Executive Officer. VanishPoint® products are designed specifically to prevent needlestick injuries and to prevent reuse. The friction ring mechanism permits the automated retraction of the syringe needle into the barrel of the syringe, directly from the patient, after delivery of the medication is completed. The VanishPoint® blood collection tube holder utilizes the same mechanism to retract the needle after blood has been drawn from the patient. Closure of an attached end cap of the blood collection tube holder causes the needle to retract directly from the patient into the closed tube holder. The IV catheter also operates with a friction ring mechanism whereby the needle is retracted after insertion of the catheter into the patient.  We introduced an IV safety catheter in the first quarter of 2006.   Advantages of our products include protection from needlestick injuries, prevention of cross contamination through reuse, and reduction of disposal and other associated costs. Federal regulation now requires the use of safe needle devices. We have an exclusive license from Thomas J. Shaw, our President and Chief Executive Officer, for the patent rights for our safety needle products.

We and Thomas J. Shaw entered into a Technology License Agreement dated effective as of the 23rd day of June 1995, whereby Mr. Shaw granted us a worldwide exclusive license to manufacture, market, sell, and distribute ‘Licensed Products’ and ‘Improvements’ until the expiration of the last to expire of the last ‘Licensed Patents’ unless sooner terminated under certain conditions without right to sublicense. ‘Licensed Products’, ‘Improvements’, and ‘Licensed Patents’ are all terms that are extensively defined in the Technology License Agreement. In exchange, we paid Mr. Shaw a $500,000 initial licensing fee and a 5 percent royalty on gross sales after returns of ‘Licensed Products’.  Mr. Shaw entered into an agreement whereby Suzanne August, his spouse, is entitled to $100,000 per quarter payable out of his royalties. See “Patents, Licenses and Proprietary Rights” for a more detailed discussion. Our goal is to become a leading provider of automated retraction safety devices.

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

We continue to attempt to gain access to the market through our sales efforts, our innovative technology, and introduction of new products. We are focusing on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer our technology at a reduced price. We believe our current capitalization provides the resources necessary to implement these changes and greatly improve our manufacturing capacity and efficiency, thereby reducing our unit cost.

Principal Products

Our products with Notice of Substantial Equivalence to the FDA include the VanishPoint® IV Safety Catheter, 1cc tuberculin, insulin, and allergy antigen VanishPoint® syringes; 3cc, 5cc, and 10cc

VanishPoint® syringes; and the VanishPoint® blood collection tube holder and small tube adapter. Syringe sales comprised 97.5%, 98.6%, and 98.8% of revenues in 2004, 2005, and 2006.

We also have begun selling allergy trays with 25 syringes per tray. The trays accounted for approximately 1.4% of U.S. sales in 2006. The tray design eliminates the need to individually unwrap each syringe.

We introduced the IV safety catheter into the market in the first quarter of 2006.  We have completed the construction of automated assembly equipment in the first quarter of 2007 and we expect it will be placed in service in the second quarter of 2007.

Our products (without Notice of Substantial Equivalence to the FDA) also include a dental syringe, a butterfly IV, and an autodisable syringe. From 1999 to 2001 and in 2003 ECRI (formerly known as the Emergency Care Research Institute), a recognized authority in evaluating medical devices, awarded the VanishPoint® syringe and blood collection tube holder its highest possible rating.

Principal Markets

The VanishPoint® syringe and needle device products are sold to and used by healthcare providers primarily in the United States (with 12.2% of revenues in 2006 generated from sales outside the United States) which include, but are not limited to, acute care hospitals, alternate care facilities, doctors’ offices, clinics, emergency centers, surgical centers, convalescent hospitals, Veterans Administration facilities, military organizations, public health facilities, and prisons.

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

We distribute our products throughout the United States and its territories through general line and specialty distributors. We also utilize international distributors. We have developed a national direct marketing network in order to market our products to health care customers and their purchaser representatives. Our marketers make calls on target markets that are users of syringes, blood collection tube holders and IV safety catheters.  Our marketers make contact with all of the departments that affect the decision-making process for safety products, including the purchasing agents. They call on acute care and alternate care sites and speak directly with the decision-makers of these facilities. We employ trained clinicians, including registered nurses and/or medical technologists that educate healthcare providers and healthcare workers on the use of safety devices through exhibits at related tradeshows and publications of relevant articles in trade journals and magazines. These nurses provide clinical support to customers. In addition to marketing our products, the network demonstrates the safety and cost effectiveness of the VanishPoint® automated retraction products to customers.

In the needle and syringe market, the market share leader, BD, has utilized, among other things, long-term exclusive contracts which have restricted our entry into the market.

We have numerous agreements with organizations for the distribution of our products in foreign markets. Sales to these markets increased from 7.9% to 12.2% of revenues in 2006. The total population of Western Europe exceeds 310 million, and the recognition for the urgency of safe needle devices in parts of Europe has followed the United States model. In France, England, Germany, and Italy, organized healthcare worker unions have taken action to force hospitals and government agencies to place safety as a priority. Regions within Asia and Africa are also recognizing the need for our products. Beginning in 2004, we were awarded a federal contract to supply syringes to various African countries. The 2004 award from PATH was for 1,530,000 units.  The 2005 award was for 11,700,000 units.  The 2006 award was for 16,400,000 units.  All awards were filled over multiple quarters due principally to logistical requirements for the orders.  We are hopeful that these awards will continue to increase under this program.

Key components of our strategy to increase our market share are to: (a) focus on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer products at a reduced price and improved profit margins; (b) continue marketing emphasis in the U.S.; (c) continue to add Veterans Administration facilities, health departments, emergency medical services, federal prisons, long-term care and home healthcare facilities as customers; (d) educate healthcare providers, insurers, healthcare workers, government agencies, government officials, and the general public on the reduction of risk and the cost effectiveness afforded by our VanishPoint® products; (e) supply product through GPOs and Integrated Delivery Networks where possible; (f) consider possibilities for future licensing agreements and joint venture agreements for the manufacture and distribution of safety products in the United States and abroad; (g) introduce new products where market access is possible; and (h) continue to increase international sales.

Status of New Products

We have patented and are in the process of developing additional safety needle products. Such products include a ½ cc insulin syringe, an autodisposable syringe, a dental syringe, and a winged butterfly IV for which we have developed early stage prototypes.  We have preproduction prototypes for our autodisable syringe. Our limited access to the market has slowed the introduction of these products into the market.  We launched an IV safety catheter in the first quarter of 2006.

Competitive Conditions

We believe VanishPoint® products continue to be the most effective safety devices in today’s market. Our products include passive safety activation, require less disposal space, and are activated while in the patient.   The Company has three major competitors: BD, Tyco, and Terumo.

Founded in 1897, BD is headquartered in New Jersey. BD’s safety-engineered device sales accounted for approximately 11.3 percent of BD’s total 2006 sales. BD currently manufactures the SafetyLok™, a syringe that utilizes a tubular plastic sheath that must be manually slid over the needle after an injection, and the SafetyGlide™, a needle which utilizes a hinged lever to cover the needle tip. BD also manufactures a safety blood collection and hypodermic needle that utilizes the Eclipse™ needle cover. BD also manufactures a 3cc and 1cc retracting needle product based on a license agreement with Specialized Health Products International, Inc. (formerly the Med-Design Corporation).  The Integra, a retractable syringe offered by BD, does not offer a full product line and cannot be used with highly viscous medication due to leakage (as described on their labels). The introduction of this syringe has had little impact on our sales due to BD’s historic market dominance.  BD’s “Vacutainer®” blood collection products are commonly used as industry jargon to refer to blood collection products in general.

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

Both BD’s SafetyLok™ and Sherwood’s Monoject® safety syringes require the use of two hands and several extra steps to activate the tubular plastic shield which must be slid and locked into place to protect the needle. These products must be removed from the patient in order for the safety mechanism to be activated.  In contrast, use of the VanishPoint® syringe is identical to that of a standard syringe until the end of an injection, when the automated retraction mechanism retracts the needle directly from the patient safely into the barrel of the syringe. This allows both hands to remain safely out of harm’s way. BD’s Integra operates in a similar way but may have to be removed from the patient in order to have retraction of the needle occur.

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

Our competitive strengths include that the VanishPoint® syringe is one of four syringes given the highest possible rating by ECRI. Our blood collection tube holder is one of only two safety products given the highest possible rating. Our products also have an advantage over non-retracting safety needles because minimal training and changes to practitioners’ normal routines are required. Use of our products also prohibits unfortunate and improper reuse. Several factors could materially and beneficially affect the marketability of our products. Demand could be increased by existing legislation and other legislative and investigative efforts. Outsourcing arrangements such as our purchases from Double Dove have increased our manufacturing capacity with little or no capital outlay and provide a competitive cost.  Licensing agreements such as the one with Baiyin Tonsun Medical Device Co., Ltd. (“BTMD”) could provide entry into new markets and generate additional revenue. A discussion of the BTMD agreement can be found elsewhere herein.

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

Principal Suppliers and Sources of Raw Materials

We purchase most of our product components from single suppliers, including needle adhesives and packaging materials. There are multiple sources of these materials. We own the molds that are used to manufacture the plastic components of our products. Our suppliers include Magor Mold, Inc., APEC,

Multivac, Inc., Exacto Spring Corporation, Sterigenics, and ISPG. We have also received shipments of product from Double Dove since early 2004.

Dependence on Major Customers

Two distributors accounted for an aggregate of 31.3% of our revenue in 2006. We have numerous other distributors that sell our products in the U.S. and internationally.

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

In exchange, we paid Mr. Shaw a licensing fee and agreed to pay a 5 percent royalty on gross sales after returns. The license terminates upon expiration of the last licensed patents unless sooner terminated under certain circumstances. The licensing fees have been paid in accordance with this agreement with the exception of $1,500,000 in fees which were waived by Mr. Shaw and his wife.

We have the right and obligation to obtain protection of the invention, including prosecution of patent properties. The license unilaterally changes to a nonexclusive license in the event of a hostile takeover. Also, if Mr. Shaw involuntarily loses control of the Company, the license becomes a nonexclusive license and a right to information.

We have sought foreign patent protection through the Patent Cooperation Treaty and have filed applications for regional and national patent protection in selective countries where we believe the VanishPoint® syringe can be utilized most.

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

We currently obtain roughly 72.8% of our finished products through Double Dove, a Chinese manufacturer.  We believe we could make up any long-term disruption in these supplies by utilizing more of the capacity at the Little Elm facility, except for 5cc and 10cc syringes which comprised about 5.8% of our 2006 revenues.

We had anticipated receiving royalties from the licensing agreement with BTMD by the end of the first quarter of 2007.  However, because of the completion involved in building the factory, assembly equipment, and the related infrastructure, the production has been delayed.  We continue to expect a royalty stream later this year, pending completion of the facility and BTMD meeting all government requirements.

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

Inventories are valued at lower of cost or market.  We maintain a reserve for potential write-downs or write offs, and obsolete inventory is written off.

Receivables are established for federal and state taxes where we have determined we are entitled to a refund for overpayments of estimated taxes or loss carry backs.

Accounts payable and other short-term liabilities include amounts that we believe we have an obligation for at the end of year.  These included charges for goods or services received in 2006 but not billed to us at the end of the year.  It also included estimates of potential liabilities such as rebates and other fees.

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

Our return policy also provides that a customer may return product that is overstocked.  Overstocking returns are limited to two times in each twelve month period up to 1% of distributor’s total purchase of products for the prior twelve month period upon the following terms: i) an “overstocked” product is that portion of distributor’s inventory of the product (individual catalog number) which exceeds distributor’s sales volume for the product during the preceding four months; ii) distributor must not have taken delivery of the product which is overstocked (individual catalog number) during the preceding four months, iii) overstocked product held by distributor in excess of twelve (12) months from the date of original invoice will not be eligible for return; iv) the overstocked product must be returned to us in our saleable case cartons which are unopened and untampered, with no broken or re-taped seals;  v) distributor will be granted a credit which may be used only to purchase other products from us, the credit to be in the amount of the invoice price of the returned products less a 10% restocking fee which will be assessed against distributor’s subsequent purchase of product; vi) distributor must obtain an authorization code from our distribution department and affix the code to the returned product; and vii) distributor shall bear the cost of shipping the returned products to us.  All product overstocks and returns are subject to inspection and acceptance by manufacturer.

Regulatory Status and Effect of Regulation

We and our products are regulated by the FDA. The syringe and the IV safety catheter are Class II medical devices which require assurance by the manufacturer that the device is safe and effective and that they meet certain performance standards. The FDA issued its Notice of Substantial Equivalence declaring the VanishPoint® syringe products to be substantially equivalent to a legally marketed predicate device (i.e., granted us permission to market our safety syringes in interstate commerce) the VanishPoint® blood collection tube holder and small tube adapter.  In September 2005, the FDA granted permission to market our IV safety catheter in interstate commerce.

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

TUV-USA, a member of the TUV Nord Group, performs our quality management system certification. We were originally certified to ISO 9001:1994 in 1997 and received annual surveillance audits, maintaining that certification until March of 2004 with no major non-conformances. We received certification to ISO 13485:2000, CAN/CSA:13485:1996 and EN 13485:2000 in August 2004.  We have since received certification to the most current version of these standards.  In addition, the VanishPoint product line was certified for a CE Mark by TUV-USA. The CE Mark authorizes us to sell in the European Union. TUV-USA performs annual surveillance audits to ensure our compliance with ENISO 13485:2003, CAN/CSA:13485:2003 and the Medical Device Directive, 93/42/EEC.

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

Research and Development

We spent $626,941, $934,209, and $958,798 in fiscal 2004, 2005, and 2006 respectively, on research and development. Costs in 2006 were primarily for compensation, validation and engineering costs, and consulting costs. Our ongoing research and development activities are performed by an internal research and development staff. This team of engineers is developing process improvements for current and future automated machines. Products currently in development by our internal team include the winged butterfly IV, the dental syringe, a ½ cc insulin syringe and an autodisable syringe. Our limited access to the market has slowed the introduction of these products into the market. Possible future products include all needle medical devices to which the automated retraction mechanism can be applied.

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

We also produce small amounts of regulated biohazardous waste from contaminated sharps and laboratory wastes. This waste is sent for incineration by Stericycle.

Employees

As of March 1, 2007, we had 146 full-time employees, 5 part-time employees, and 6 independently contracted consultants. Of the 146 full-time employees, 5 persons were engaged in research and development activities, 61 persons were engaged in manufacturing and engineering, 18 persons were engaged in quality assurance and regulatory affairs, 42 persons were engaged in sales and marketing, 19 persons were engaged in general and administrative functions, and one person in facilities.  No employees are covered by collective bargaining agreements. We are dependent upon a number of key management and technical personnel, and the loss of services of one or more key employees could have a material adverse effect on us. Our President and Chief Executive Officer, Thomas J. Shaw, has an employment contract with an initial term that ended on September 2002 that contains an automatic and continuous renewal provision for consecutive two-year periods.

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

	2006	2005	2004
Domestic sales	$22,240,347	$22,310,150	$20,193,999
International sales	3,084,172	1,924,866	1,327,701
Total sales	$25,324,519	$24,235,016	$21,521,700

Long-lived assets
Domestic	$12,212,140	$11,925,976	$11,056,865
Foreign	$—	$—	$—

Please see the financial statements in Item 8 for information about our revenues, profits and losses for the last three years, and total assets for the last two years.

Item 1A. Risk Factors.

You should carefully consider the following material risks facing the Company.  If any of these risks occur, our business, results of operations or financial condition could be materially adversely affected.

The Majority of our International Sales are Filled using one Supplier

Most international sales are filled by production from Double Dove. In the event that we were unable to purchase such product from Double Dove, we would need to find an alternate supplier for the 5 cc and 10 cc syringes and increase domestic production for 1 cc and 3 cc syringes to avoid a disruption in supply. Currently, approximately 72.8% of our production is provided by Double Dove.

Our Cash Position is Decreasing

Due to continuing barriers to the market place, coupled with the completion of the discount reimbursement program and increases in accounts receivable and inventory, mitigated by an increase in accounts payable, the Company’s cash position declined $5.7 million.  The negative impact in the third and fourth quarter of the ending of the discount reimbursement program is approximately $6.0 million.

In the event we continue to have only limited market access and the cash provided by the litigation settlements and generated from operations becomes insufficient and royalties from BTMD are not forthcoming, the Company would take cost cutting measures to reduce cash requirements. Such measures could result in reduction of units being produced, reduction of workforce, reduction of salaries of officers and other nonhourly employees, and deferral of royalty payments to Thomas Shaw.

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

We Have Generally Been Unable to Gain Sufficient Market Access to Achieve Profitable Operations

We have incurred net operating losses in all fiscal quarters of 2006 and may experience operating losses in the future. If we are unable to gain sufficient market access and market share, we may be unable to continue to finance research and development as well as support operations and expansion of production.

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

We Are Vulnerable to New Technologies

Because we have a narrow focus on a particular product line and technology (retractable needles), we are vulnerable to the development of superior competing products and to changes in technology which could eliminate or reduce the need for our products.  If a superior technology is created, the demand for our products could greatly diminish.

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

Fluctuations in Supplies of Inventory Could Temporarily Increase Costs

Fluctuations in the cost and availability of raw materials and inventory and the ability to maintain favorable supplier arrangements and relationships could result in the need to manufacture all (as opposed to 27.2%) of the products in the United States.  This could temporarily increase unit costs as we ramp up domestic production.

We Face Inherent Product Liability Risks

As a manufacturer and provider of safety needle products, we face an inherent business risk of exposure to product liability claims in the event of product failure or claim of harm caused by product operation. Product failure could result in injury to the patient or loss of blood and could expose healthcare workers to the risk of blood borne pathogens.  If any of our products prove to be defective, we may be required to recall those products.  If a product liability claim is made and damages are in excess of our product liability coverage, our competitive position could be weakened by the amount of money we could be required to pay to compensate those injured by our products.  We have products liability coverage with St. Paul Insurance Company covering up to $1,000,000 per occurrence, with coverage up to $2,000,000 in the aggregate. Each claim is subject to a $25,000 deductible.  Additionally, we have additional products liability protection under an Umbrella Liability Policy.  This policy provides an additional $10,000,000 per occurrence and aggregate limits in the event claims exceed the primary commercial general liability policy limit.  We have not had any product liability claims.

We Have Limited Access to the Capital Markets

The volume of trading in our Common Stock on the American Stock Exchange (the “AMEX”) is low.  Accordingly, it is unclear if there is any significant market for our shares.  This may reduce our ability to raise cash through public or private offerings in the future.

Our Company Is Controlled by Two Shareholders

Thomas J. Shaw, our President and a Director, Ms. Suzanne August, and Lillian E. Salerno, a consultant to the Company, own 35.8%, 11.8%, and 10.5%, respectively, of the Common Stock as of March 1, 2007.  The shares held by Ms. August are controlled by Mr. Shaw pursuant to a voting agreement, which terminates upon sale of all the shares for value or if terminated by both parties in writing.  These shareholders will, therefore, have the ability to direct our operations and financial affairs and to substantially influence the election of members of our Board of Directors.  The interests of these persons may not always coincide with the Company’s interests or the interests of other stockholders. This concentration of ownership, for example, may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially adversely affect the market price of the Common Stock.  Of the 23,674,164 shares of Common Stock outstanding as of March 1, 2007, Officers and Directors own 12,761,500 of the shares.

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

Item 1B. Unresolved Staff Comments.

Not applicable and none.

Item 2. Properties.

Our 22,500 square foot headquarters is located at 511 Lobo Lane, on 35 acres, which we own, overlooking Lake Lewisville in Little Elm, Texas. The building is a modular portion of a larger planned building for which the engineering design has been finalized which could be expanded with minimal disruption of production. The headquarters are in good condition and house our administrative offices and manufacturing facility. We put a 45,000 square foot warehouse in service in March 2005.   The manufacturing facility produced approximately 27.2% of the units that were sold in 2006.  In the event of a disruption in service of our outside supplier, we believe we could produce quantities sufficient to meet demand under current circumstances except for demand for 5cc and 10cc syringes which are sold principally in the international market.  In that event, we would attempt to engage another manufacturer.

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

Item 3. Legal Proceedings.

We are not a party to any material legal proceeding other than a lawsuit against Abbott Laboratories which was announced in a Form 10-Q filed on August 15, 2005. A hearing recently resulted in a determination that the litigation will proceed in court and not in arbitration as argued by the defendants.

The Company was sued by Occupational and Medical Innovations Limited (“OMI”) in August 2006 in Federal Court of Australia, alleging that two letters written to OMI by the Company’s outside counsel contained unjustified threats. OMI is not seeking monetary damages in the action. The Company sought preliminary discovery. In December 2006, the Court denied the Company’s motion and awarded costs to OMI. The Company’s motion for leave to appeal the Court’s interlocutory ruling is pending and no trial date has been set for the original action.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote during the fourth quarter of 2006.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our Common Stock has been listed on the AMEX since May 4, 2001. Shown below are the high and low sales prices of our Common Stock as reported by the AMEX for each quarter of the last two fiscal years:

	Common Stock
	High	Low
2006
Fourth Quarter	$3.44	$2.20
Third Quarter	$3.96	$3.16
Second Quarter	$4.02	$3.22
First Quarter	$4.11	$3.45
2005
Fourth Quarter	$4.83	$3.51
Third Quarter	$6.49	$2.65
Second Quarter	$4.04	$2.60
First Quarter	$4.80	$3.70

SHAREHOLDERS

As of March 1, 2007, there were 23,674,164 shares of Common Stock held by 297 shareholders of record not including shareholders who beneficially own Common Stock held in nominee or “street name.”

DIVIDENDS

We have not ever declared or paid any dividends on the Common Stock. We have no current plans to pay any cash dividends on the Common Stock. We intend to retain all earnings, except those required to be paid to the holders of the Preferred Stock, to support operations and future growth.

The Board of Directors declared a dividend on the Series I and II Class B Convertible Preferred Stock in 2004. The cumulative dividend arrearage through June 30, 2004, on the Series I and II Class B Convertible Preferred Stock of $7,118,583 was paid on August 27, 2004, to the holders of record as of August 17, 2004. As of December 31, 2006, $12,163,000 in dividends were in arrears on the Class B stock. Dividends may not be paid on the Common Stock until all dividends on the Preferred Stock have been paid.

On March 27, 2007, the Board of Directors declared a dividend on the Series I and Series II Class B Convertible Preferred Stock to be paid on July 24, 2007 to Shareholders of Record on July 2, 2007.  Arrearages will be paid through June 30, 2007 in the amount of $1.1 million.

EQUITY COMPENSATION PLAN INFORMATION

See Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for a chart describing compensation plans under which equity securities are authorized.

RECENT SALES OF UNREGISTERED SECURITIES

Sales of unregistered securities in the first and second quarters of 2006 were reported in the Company’s Form 10-Q quarterly reports filed with the United States Securities and Exchange Commission (the “Commission”) which are available via EDGAR.   There were no sales of unregistered securities in the third or fourth quarter.

PERFORMANCE GRAPH

The following graph compares the cumulative total return for our Common Stock from December 31, 2001, (the year in which the Company became a public company) to December 31, 2006, to the total returns for the Russell Microcap and Becton Dickinson (“BD”), a peer issuer. The graph assumes an investment of $100 in Common Stock and in the Russell Microcap index as of January 1, 2001, and that all dividends are reinvested.

The comparisons in the graph are required by the SEC. You should be careful about drawing any conclusions from the data contained in the graph, because past results do not necessarily indicate future performance. The information contained in this graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended or the Exchange Act.

Item 6. Selected Financial Data.

The following selected financial data are qualified by reference to, and should be read in conjunction with, our audited financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein.  The selected statement of operations data presented below for the years ended December 31, 2003 and 2002, and the balance sheet data as of December 31, 2004, 2003, and 2002, have been derived from our audited financial statements, which are not included herein.

(In thousands except for earnings per share, shares outstanding and percentages)

	As of and for the Years Ended December 31,
	2006	2005	2004	2003	2002
Sales, net	$20,898	$21,157	$21,136	$19,078	$20,316
Reimbursed discounts	4,427	3,078	386	—	—
Total sales	25,325	24,235	21,522	19,078	20,316
Cost of sales	17,779	15,429	16,411	14,654	15,472
Gross profit	7,546	8,806	5,111	4,424	4,844
Total operating expenses	14,260	11,683	13,110	10,327	11,234
Loss from operations	(6,714)	(2,877)	(7,999)	(5,903)	(6,390)
Interest income	1,976	1 ,373	475	45	10
Interest expense, net	(411)	(340)	(243)	(308)	(446)
Litigation settlements, net	—	—	74,635	13,880	—
Net income (loss) before income taxes	(5,149)	(1,844)	66,868	7,714	(6,826)
Provision (benefit) for income taxes	(1,280)	(605)	12,177	266	—
Net income (loss)	(3,869)	(1,239)	54,691	7,448	(6,826)
Preferred Stock dividend requirements	(1,451)	(1,503)	(1,993)	(2,560)	(2,266)
Earnings (loss) applicable to common shareholders	$(5,320)	$(2,742)	$52,698	$4,888	$(9,092)
Earnings (loss) per share — basic	$(0.23)	$(0.12)	$2.33	$0.23	$(0.45)
Earnings (loss) per share — diluted	$(0.23)	$(0.12)	$2.08	$0.20	$(0.45)
Weighted average shares outstanding	23,591,999	23,332,277	22,600,166	21,001,004	20,300,454
Current assets	$57,780	$61,485	$64,674	$13,497	$7,065
Current liabilities	$6,891	$5,458	$7,852	$5,773	$8,021
Property, plant, and equipment, net	$12,212	$11,926	$11,057	$9,679	$10,515
Total assets	$70,794	$73,756	$76,123	$23,631	$18,059
Long-term debt	$4,399	$4,646	$3,807	$2,934	$3,441
Stockholders’ equity	$59,746	$63,625	$63,665	$15,135	$7,437

Redeemable Preferred Stock (in shares)	2,441,166	2,498,666	2,572,116	3,591,216	5,379,366
Cash dividends per common share	$—	$—	$—	$—	$—
Gross profit margin	29.8%	36.3%	23.7%	23.2%	23.8%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the impact of dramatic increases in demand, our ability to quickly increase capacity in the event of a dramatic increase in demand, our ability to access the market, our ability to decrease production costs, our ability to continue to finance research and development as well as operations and expansion of production, the recently increased interest of larger market players, specifically BD, in providing safety needle devices, and other factors listed in Item 1A Risk Factors. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

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

We are focusing on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer our technology at a reduced price.  We believe our current capitalization provides the resources necessary to implement these changes, improve profit margins, and greatly improve our manufacturing capacity and efficiency, thereby reducing our unit cost. We are also marketing more products internationally.  Beginning in 2004, we were awarded a federal contract to supply syringes to various African countries. The 2004 award from PATH was for 1,530,000 units.  The 2005 award was for 11,700,000 units.  The 2006 award was for 16,400,000 units.  All awards were filled over multiple quarters due principally to logistical requirements for the orders.    We are hopeful that these awards will continue to increase under this program.  We continue to produce syringes and blood collection tube holders in Little Elm, Texas.

Additionally, the Company was awarded a one-year contract to supply its VanishPoint®  automated retraction syringes to all of Queensland Health’s 202 acute care facilities.  Queensland Health is a department within the government of Queensland, Australia.  The contract is effective immediately and renewable for two years.  VanishPoint® products are distributed in Australia by Brisbane-based Scientific Educational Supplies Pty Ltd.

Product purchases from Double Dove have enabled us to increase manufacturing capacity with little capital outlay and provided a competitive manufactured cost.  These purchases have enabled improved profit margins in spite of limited revenues.  The cost of production per unit has generally declined as volumes increased. We currently obtain roughly 72.8% of our finished products through Double Dove, a Chinese manufacturer. We believe we could make up any long-term disruption in these supplies by utilizing more of the capacity at the Little Elm facility, except for 5cc and 10cc syringes which comprised about 5.8% of our 2006 revenues.

We also have a license agreement with BTMD, a Chinese company. We had anticipated receiving royalties by the end of the first quarter of 2007.  However, because of the completion involved in building the factory, assembly equipment, and the related infrastructure, the production has been delayed.  We continue to expect a royalty stream in 2007, pending completion of the facility and BTMD meeting all government requirements.

Historically, unit sales have increased in the latter part of the year due, in part, to the demands for syringes during the flu season.

RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are to our fiscal years ended December 2006, 2005 or 2004. Dollar amounts have been rounded for ease of reading.

Comparison of Year Ended
December 31, 2006, and Year Ended December 31, 2005

Revenues increased 4.5%, due principally to increased sales in the alternate care and international markets.  Domestic sales were 87.8% of revenues with international sales comprising the remainder.  Unit sales of the 1cc syringe increased 39.1% and 3cc unit sales increased 19.7%.  Unit sales of all products increased 32.6%.  The hospital market continues to lag despite very favorable promotional pricing under the discount program.  The increase in discount reimbursements in 2006 is due principally to the reduction of the promotional prices initiated in April 2005, resulting in larger reimbursements, mitigated by the ending of the reimbursement of the discounts in the third quarter of 2006.  The discount reimbursement program expired since the settlement agreement under which it was established provided for a total of $8.0 million in reimbursements.  We had recognized $8.0 million in cumulative discount reimbursements in the third quarter of 2006.  Sales to two distributors accounted for 31.3% and 34.8% of our revenues in 2006 and 2005, respectively.

Cost of sales as a percentage of revenues increased due to the lower average selling price resulting from the ending of the discount reimbursement program mitigated by higher volumes of product produced and sold.  The increased volume of production resulted in a lower unit cost.  The effect of the reduction in staff in August 2005 also contributed to the lower unit cost in 2006.  Royalty expenses were higher due to an increase in gross revenues.

As a result, gross profits decreased, and gross profit margins declined from 36.3% in 2005 to 29.8% in 2006.

Operating expenses increased from the prior year due to increases in sales and marketing costs and general and administrative costs.

Sales and marketing expenses increased as we continued to grow our sales force, resulting in higher compensation costs, marketing and promotional costs, and travel and entertainment.  We also had increased consulting expense mitigated by a reduction in stock option expense.  We expect sales and marketing costs will continue to increase as we work to get our products into U.S. hospitals and in the international market.

Research and development costs were flat. We had increases in consulting costs and decreases in engineering costs due principally to validation testing and the development work on the IV safety catheter in 2005.  We began marketing the IV safety catheter in the first quarter of 2006.  We anticipate that until we reach economies of scale in manufacturing this product, we will incur losses on its sale.

General and administrative costs increased due principally to higher legal costs, compensation costs, consulting, and taxes other than income taxes.  Decreases in expenses include stock option expense, shareholder expenses, outside accounting costs, severance pay and training.   The legal costs incurred in 2006 in regard to the Abbott Laboratories litigation are higher than those in 2005.  We expect such costs to continue until the litigation is resolved. We also have litigation expenses concerning OMI, an Australian company, which is discussed elsewhere herein.  Compensation costs increased as officers and other salaries were brought into a more appropriate range in 2005, the full effect being reflected in 2006.  The Company also awarded merit increases to our employees in 2006.  Consulting costs increased due to our continuing efforts to penetrate U.S. and international markets.  We had increases in taxes other than income taxes in 2006.  We donated product in an international humanitarian effort in 2006.  There have been no stock options awarded since 2004, therefore this expense continues to decline as the costs become fully amortized.

Preferred Stock dividend requirements declined due to conversion of Preferred Stock into Common Stock.  The dividend arrearage at December 31, 2006, on all classes of Preferred Stock was approximately $12,200,000.

Interest income increased due to higher interest rates.  Interest expense increased due to higher interest rates mitigated by lower debt balances.

Provision for income tax benefits consists primarily of federal tax subject to carry back provisions.  State income taxes are also subject to the various states’ carry back rules.  The Company also has a valuation reserve for all deferred taxes, with the exception of deferred taxes on the beneficial conversion feature associated with its note payable to Katie Petroleum, Inc.

Cash flow from operations was negative for 2006 due principally to the loss for the year.  The effect of non-cash expenses and the change in working capital were a positive $500,000.  Investing activities utilized $2.0 million in cash.

Comparison of Year Ended
December 31, 2005, and Year Ended December 31, 2004

Revenues increased, due principally to increased sales in the alternate care and international market.  Domestic sales were 92.1% of revenues with international sales comprising the remainder.  Unit sales of the 1cc syringe increased 20.9% and 3cc unit sales increased 12.7%.  Unit sales of all products increased 19.1%.  The hospital market continued to lag despite very favorable promotional pricing under the discount reimbursement program.  The increase in discount reimbursements in 2005 was due principally to the reduction of the promotional prices in April 2005.  We recognized $3.5 million in discount reimbursements through December 31, 2005.  Sales to two distributors accounted for 34.8% of our revenues in 2005 and sales to one distributor accounted for 16.6% of our revenues in 2004.

Cost of sales as a percentage of revenues improved as higher volumes of product were produced and sold.  The increased volume resulted in a lower unit cost of production.  The effect of the reduction in staff in August 2005 also contributed to the lower unit cost.  Royalty expenses declined due to a reduction in gross revenues.

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

Preferred Stock dividend requirements declined due to conversions of Preferred Stock into Common Stock.  The dividend arrearage at December 31, 2005, on all classes of Preferred Stock was approximately $10,700,000.

Interest income increased due to a higher average outstanding cash balance and higher interest rates.  Interest expense increased due to higher debt balances incurred for the warehouse financing and higher interest rates.

Provision for income tax benefits consisted primarily of federal tax subject to carry back provisions.  State income taxes were also subject to the various states’ carry back rules.

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

Litigation Proceeds

Proceeds from litigation settlements in our federal antitrust lawsuit, Retractable Technologies, Inc. v. BD, et al. were recognized when realized. Generally, realization was not reasonably assured and expected until proceeds were collected. Such amounts were net of attorneys’ fees, court costs, legal expenses, and amounts payable under the Covenant Not to Sue. Liability for attorneys’ fees was not incurred until proceeds were collected.

Reimbursed Discounts

The Company received reimbursed discounts from one of the settlement agreements reached in its federal antitrust lawsuit, Retractable Technologies, Inc. v. BD, et al. Payments under the discount reimbursement program were recognized upon delivery of the product, provided collection was reasonably assured. Such amounts are presented in the Statements of Operations as a separate component of revenues.  The program reimbursed $8.0 million for discounts, the limit provided by the settlement agreement.  This limit was reached during the third quarter of 2006 and negatively affected profit margin for the third and fourth quarters.  The discount program ended on December 31, 2006

LIQUIDITY AND FUTURE CAPITAL REQUIREMENTS

Historical Sources of Liquidity

We have historically funded operations primarily from proceeds from private placements, loans, and litigation settlements. We were capitalized with approximately $52,600,000 raised from six separate private placement offerings. We raised $47,375,600 in cash from the private sales of an aggregate of 11,710,221 shares of Convertible Preferred Stock. In addition, we obtained a cancellation of $3,679,284 in debt and $1,550,000 in Accounts Payable in exchange for Series V Class B Convertible Preferred Stock.

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

We obtained a loan from 1st International for $2,500,000 for interim and long-term financing of our warehouse. Principal and interest payments began in the first part of 2005. See Note 7 to the Financial Statements for a discussion of the terms of the note.

Internal Sources of Liquidity

Beginning in early 2004 we began to receive shipment of product from Double Dove, a Chinese manufacturer.  Fluctuations in the cost and availability of raw materials and inventory and the ability to maintain favorable supplier arrangements and relationships could result in the need to manufacture all (as opposed to 27.2%) of the products in the United States.  This could temporarily increase unit costs as we ramp up domestic production.

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

We had anticipated receiving royalties from the licensing agreement with BTMD by the end of the first quarter of 2007.  However, because of the completion involved in building the factory, assembly equipment, and the related infrastructure, the production has been delayed.  We continue to expect a royalty stream in 2007, pending completion of the facility and BTMD meeting all government requirements.

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.

At the present time Management does not intend to raise equity capital in 2007. Due to the litigation settlements, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing as the primary ongoing sources of cash.

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

External Sources of Liquidity

We have obtained several loans over the past seven years, which have, together with proceeds from the sales of equities and litigation settlements, enabled us to pursue development and production of our products. Currently we believe we could obtain additional funds through loans if needed. Furthermore, the shareholders have previously authorized an additional 5,000,000 shares of a Class C stock that could, if necessary, be authorized and used to raise funds through the sale of equity.

Contractual Obligations and Commercial Commitments

The following chart summarizes all of our material obligations and commitments to make future payments under contracts such as debt and lease agreements as of December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	2007	2008-2009	2010-2011	Thereafter
Long-Term Debt Obligations	$4,669,468	$382,397	$873,976	$3,057,707	$355,388
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	17,400	17,400	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on Balance Sheet	—	—	—	—	—
Total Contractual Cash Obligations	$4,686,868	$399,797	$873,976	$3,057,707	$355,388

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

We had $1.5 million in capital expenditures in 2006 and $2.0 million in 2005.  The Company invested $500,000 in a limited liability company (“LLC”) in which we will be a minority interest holder.  The funds are held in escrow until the LLC has raised the majority of its capital.  If such fundraising is not completed by November 2007 the Company has the option to have its investment returned.  The purpose of this project is to provide information and insight to the public regarding healthcare.  Capital expenditures in 2007 are dependent upon several factors, including, but not limited to, projects to decrease production costs, the introduction of new products, and access to debt financing.

On March 27, 2007, the Board of Directors declared a dividend on the Series I and Series II Class B Convertible Preferred Stock to be paid on July 24, 2007 to Shareholders of Record on July 2, 2007.  Arrearages will be paid through June 30, 2007 in the amount of $1.1 million.

OFF-BALANCE SHEET ARRANGEMENTS

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

DECEMBER 31, 2006 AND 2005

RETRACTABLE TECHNOLOGIES, INC.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Retractable Technologies, Inc.

We have audited the accompanying balance sheets of Retractable Technologies, Inc. as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule of Retractable Technologies, Inc., listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Retractable Technologies, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ CF & Co., L.L.P.
CF & Co., L.L.P.
Dallas, Texas
April 2, 2007

RETRACTABLE TECHNOLOGIES, INC.
BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$46,814,689	$52,513,935
Accounts receivable, net of allowance for doubtful accounts of $87,030 and $267,174, respectively	1,956,756	3,404,908
Inventories, net	6,385,780	3,297,726
Income taxes receivable	2,355,732	561,062
Current deferred tax asset	—	1,245,508
Other current assets	267,707	462,150
Total current assets	57,780,664	61,485,289

Property, plant, and equipment, net	12,212,140	11,925,976
Intangible assets, net	279,846	316,926
Other assets	522,294	27,334
Total assets	$70,794,944	$73,755,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,247,630	$2,345,613
Current portion of long-term debt	261,905	295,417
Accrued compensation	472,573	388,726
Marketing fees payable	1,419,760	1,419,760
Accrued royalties to shareholder	2,755	540,888
Other accrued liabilities	440,253	467,812
Current deferred tax liability	45,697	—
Total current liabilities	6,890,573	5,458,216

Long-term debt, net of current maturities	4,137,231	4,350,625
Long-term deferred tax liability	56,828	711,443
Total liabilities	11,084,632	10,520,284

Stockholders’ equity:
Preferred Stock $1 par value:
Class B; authorized: 5,000,000 shares
Series I, Class B; issued: 1,000,000 shares; outstanding: 164,000 and 171,000 shares, respectively (liquidation preference of $1,025,000 and $1,068,750, respectively)	164,000	171,000
Series II, Class B; issued: 1,000,000 shares; outstanding 224,700 and 255,200 shares, respectively (liquidation preference of $2,808,750 and $3,190,000, respectively)	224,700	255,200
Series III, Class B; issued: 1,160,445 shares; outstanding: 135,245 and 135,245 shares, respectively (liquidation preference of $1,690,563 and $1,690,563, respectively)	135,245	135,245
Series IV, Class B; issued: 1,133,800 shares; outstanding 553,500 and 556,000 shares, respectively (liquidation preference of $6,088,500 and $6,116,000, respectively)	553,500	556,000
Series V, Class B; issued 2,416,221 shares; outstanding: 1,363,721 and 1,381,221 shares, respectively (liquidation preference of $6,000,372 and $6,077,372, respectively)	1,363,721	1,381,221
Common Stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 23,644,164 and 23,511,884 shares, respectively	—	—
Additional paid-in capital	54,709,108	54,307,053
Retained earnings	2,560,038	6,429,522
Total stockholders’ equity	59,710,312	63,235,241
Total liabilities and stockholders’ equity	$70,794,944	$73,755,525

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
Sales, net	$20,897,207	$21,156,666	$21,135,943
Reimbursed discounts	4,427,312	3,078,350	385,757
Total sales	25,324,519	24,235,016	21,521,700
Cost of Sales
Costs of manufactured product	15,684,450	13,713,675	14,564,404
Royalty expense to shareholder	2,093,822	1,715,024	1,846,195
Total cost of sales	17,778,272	15,428,699	16,410,599
Gross profit	7,546,247	8,806,317	5,111,101

Operating expenses:
Sales and marketing	5,545,500	4,148,688	3,648,454
Research and development	958,798	934,209	626,941
General and administrative	7,756,647	6,600,133	8,834,527
Total operating expenses	14,260,945	11,683,030	13,109,922
Loss from operations	(6,714,698)	(2,876,713)	(7,998,821)

Interest income	1,976,406	1,372,715	475,121
Interest expense, net	(411,154)	(339,688)	(243,922)
Litigation settlements, net	—	—	74,635,362
Net income (loss) before income taxes	(5,149,446)	(1,843,686)	66,867,740
Provision (benefit) for income taxes	(1,279,962)	(605,363)	12,176,345
Net income (loss)	(3,869,484)	(1,238,323)	54,691,395
Preferred Stock dividend requirements	(1,451,321)	(1,502,887)	(1,993,516)
Earnings (loss) applicable to common shareholders	$(5,320,805)	$(2,741,210)	$52,697,879

Earnings (loss) per share -basic	$(0.23)	$(0.12)	$2.33

Earnings (loss) per share -diluted	$(0.23)	$(0.12)	$2.08

Weighted average common shares outstanding	23,591,999	23,332,277	22,600,166

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series I Class B		Series II Class B		Series III Class B		Series IV Class B		Series V Class B		Common
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2003	229,400	$229,400	418,500	$418,500	145,245	$145,245	1,066,000	$1,066,000	1,732,071	$1,732,071	22,141,964	$—

Conversion of debt into Common Stock											40,934	—

Conversion of Preferred Stock into Common Stock	(30,000)	(30,000)	(129,500)	(129,500)	(7,500)	(7,500)	(510,000)	(510,000)	(342,100)	(342,100)	1,019,100	—

Recognition of stock option compensation

Dividends declared and paid on Series I Class B Stock

Dividends declared and paid on Series II Class B Stock

Net income

Balance as of December 31, 2004	199,400	199,400	289,000	289,000	137,745	137,745	556,000	556,000	1,389,971	1,389,971	23,201,998	—

Conversion of Preferred Stock into Common Stock	(28,400)	(28,400)	(33,800)	(33,800)	(2,500)	(2,500)			(8,750)	(8,750)	73,450	—

Recognition of stock option exercise											236,436	—

Recognition of stock option compensation

Net (loss)

Balance as of December 31, 2005	171,000	171,000	255,200	255,200	135,245	135,245	556,000	556,000	1,381,221	1,381,221	23,511,884	—

Conversion of debt into Common Stock	(7,000)	(7,000)	(30,500)	(30,500)			(2,500)	(2,500)	(17,500)	(17,500)	57,500	—

Recognition of stock option exercise											74,780	—

Recognition of stock option compensation

Net income

Balance as of December 31, 2006	164,000	$164,000	224,700	$224,700	135,245	$135,245	553,500	$553,500	1,363,721	$1,363,721	23,644,164	$—

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2003	51,448,561	(39,904,967)	15,134,810

Conversion of debt into Common Stock	163,736		163,736
Conversion of Preferred Stock into Common Stock	1,019,100		—
Recognition of stock option compensation	793,347		793,347
Dividends declared and paid on Series I Class B Stock		(2,550,338)	(2,550,338)
Dividends declared and paid on Series II Class B Stock		(4,568,245)	(4,568,245)
Net income	—	54,691,395	54,691,395

Balance as of December 31, 2004	53,424,744	7,667,845	63,664,705

Conversion of Preferred Stock into Common Stock	73,450		—
Recognition of stock option exercise	236,436		236,436
Recognition of stock option compensation	572,423		572,423
Net (loss)	—	(1,238,323)	(1,238,323)

Balance as of December 31, 2005	54,307,053	6,429,522	63,235,241

Conversion of Preferred Stock into common Stock	57,500		—
Recognition of stock option exercise	74,780		74,780
Recognition of stock option compensation	269,775		269,775
Net (loss)	—	(3,869,484)	(3,869,484)

Balance as of December 31, 2006	$54,709,108	$2,560,038	$59,710,312

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$(3,869,484)	$(1,238,323)	$54,691,395
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,426,748	1,366,907	1,294,297
Capitalized interest	(135,857)	(104,961)	(52,788)
Stock option compensation	372,298	572,423	793,347
Provision for inventory valuation	(61,296)	13,977	—
Provision for doubtful accounts	65,362	64,299	146,049
Accreted interest	138,155	101,120	101,120
Deferred income taxes	534,065	(88,863)	(445,202)
Loss on disposal of assets	—	4,474	—
Change in assets and liabilities:
(Increase) decrease in inventories	(3,026,759)	467,246	197,635
(Increase) decrease in accounts receivable	1,382,790	(1,604,693)	(840,332)
(Increase) decrease in prepaid income taxes	(1,794,670)	788,082	(1,349,144)
(Increase) decrease in other current assets	194,443	(163,701)	(75,817)
Increase (decrease) in accounts payable	1,902,016	(1,056,423)	1,066,648
Increase (decrease) in other accrued liabilities	(481,842)	456,621	(595,683)
Increase (decrease) in income taxes payable	—	(1,813,084)	1,547,611

Net cash provided (used) by operating activities	(3,354,031)	(2,234,899)	56,479,136

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,530,357)	(2,015,345)	(2,437,847)
Investment in LLC	(500,000)	—	—
Acquisitions of patents, trademarks, licenses, and intangibles	(4,576)	—	—

Net cash used by investing activities	(2,034,933)	(2,015,345)	(2,437,847)

Cash flows from financing activities:
Repayments of long-term debt and notes payable	(385,062)	(391,629)	(159,802)
Proceeds from long-term debt	—	1,050,846	950,000
Proceeds from the exercise of stock options	74,780	236,436	—
Payment of Preferred Stock dividends	—	—	(7,118,582)

Net cash provided (used) by financing activities	(310,282)	895,653	(6,328,384)

Net increase (decrease) in cash and cash equivalents	(5,699,246)	(3,354,591)	47,712,905
Cash and cash equivalents at:
Beginning of period	52,513,935	55,868,526	8,155,621

End of period	$46,814,689	$52,513,935	$55,868,526

Supplemental schedule of cash flow information:
Interest paid	$425,429	$334,127	$202,572
Income taxes paid	$45,893	$2,062,493	$12,439,212
Supplemental schedule of noncash investing and financing activities:
Debt assumed to acquire assets	$—	$78,453	$121,837
Closing costs rolled into long-term debt	$—	$—	$24,154
Conversion of long-term debt into Common Stock	$—	$—	$163,740

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1.	BUSINESS OF THE COMPANY

Retractable Technologies, Inc. (the “Company”) was incorporated in Texas on May 9, 1994, to design, develop, manufacture and market safety syringes and other safety medical products for the healthcare profession. The Company began to develop its manufacturing operations in 1995. The Company’s manufacturing and administrative facilities are located in Little Elm, Texas. The Company’s primary products are the VanishPoint® 1cc, 3cc, 5cc and 10cc syringes, blood collection tube holders, allergy trays, and IV catheters. The Company has conducted preliminary clinical evaluations and worked with national distributors to encourage healthcare facilities to transition from the use of standard syringes to the VanishPoint® syringe.

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

Property, plant and equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity and interest cost associated with significant capital additions. For the years ended December 31, 2006, 2005, and 2004, the Company capitalized interest of approximately $136,000; $105,000; and $53,000, respectively. Gains or losses from property disposals are included in income.

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

Concentration risks

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Cash balances, some of which exceed the federally insured limits, are maintained in financial institutions; however, management believes the institutions are of high credit quality. The majority of accounts receivable are due from companies which are well-established entities. As a consequence, management considers any exposure from concentrations of credit risks to be limited. The Company had a high concentration of sales with two significant customers. For the year ended December 31, 2006, the aforementioned customers accounted for $7.9 million, or 31.3%, of net sales.

The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials. There are multiple sources of these materials. The Company currently obtains roughly 72.8% of its finished products through Double Dove, a Chinese manufacturer. In the event that the Company was unable to purchase such product from Double Dove, the Company would need to find an alternate supplier for its 5 cc and 10 cc syringes and increase domestic production for 1 cc and 3 cc syringes to avoid a disruption in supply.

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

Reimbursed Discounts

The Company received reimbursed discounts from one of the settlement agreements reached in its federal antitrust lawsuit, Retractable Technologies, Inc. v. Becton Dickinson & Co et al.  Payments under the discount reimbursement program were recognized upon invoicing of amounts due under the agreement provided collection was reasonably assured.  Such amounts are presented in the Statements of Operations as a separate component of revenues.  All funds available under the discount reimbursement program were recognized by the third quarter of 2006.

Income taxes

The Company provides for deferred income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such basis differences reverse in future periods. Deferred tax assets are periodically reviewed for realizability. The Company has sufficient taxable income from prior carryback years to realize all of its current taxable losses.  The Company has established a valuation allowance for its net deferred tax asset as future taxable income cannot be reasonably assured.

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

	Years Ended December 31,
	2006	2005	2004
Net Income (loss)	$(3,869,484)	$(1,238,323)	$54,691,395
Preferred Stock dividend requirements	(1,451,321)	(1,502,887)	(1,993,516)

Earnings (loss) available to common shareholders	(5,320,805)	(2,741,210)	52,697,879
Effect of dilutive securities:
Preferred Stock dividend requirements	—	—	1,993,516
Convertible debt interest and loan fees	—	—	(351,860)

Earnings (loss) available to common shareholders after assumed conversions	$(5,320,805)	$(2,741,210)	$54,339,535

Average common shares outstanding	23,591,999	23,332,277	22,600,166

Dilutive stock equivalents from stock options	—	—	269,016
Shares issuable upon conversion of Preferred Stock	—	—	2,572,116
Shares issuable upon conversion of convertible debt	—	—	685,855

Average common and common equivalent shares outstanding — assuming dilution	23,591,999	23,332,277	26,127,153

Basic earnings (loss) per share	$(0.23)	$(0.12)	$2.33
Diluted earnings (loss) per share	$(0.23)	$(0.12)	$2.08

Research and development costs

Research and development costs are expensed as incurred.

Share-based compensation

The Company has issued options under three share-based director, officer and employee compensation plans as well as several individual option agreements.  The two 1996 plans have terminated; however, the options continue until their expected maturity dates.  The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to all awards granted, modified, or settled after December 31, 2001.  Awards generally vest over periods up to three years.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS No. 123R”), Share-Based Payment, effective January 1, 2006.  It did not have a material impact on the financial statements of the Company.  In accordance with the disclosure requirements of SFAS No. 123R, the Company incurred the following share-based compensation costs:

	Years Ended December 31,
	2006	2005	2004
Cost of Sales	$67,561	$29,131	$183,026
Sales and marketing	101,608	182,464	183,064
Research and development	12,418	19,432	15,982
General and Administrative	190,711	341,396	411,271
	$372,298	$572,423	$793,343

Recent Pronouncements

In July 2006 the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes.  FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109. This Interpretation prescribes two steps in evaluating uncertainty in income taxes. The steps include a recognition threshold and measurement attribute.  In the recognition threshold step the Company determines whether it is more-likely-than-not that a tax position will be sustained based on the technical merits of the position. The Company should presume that the position will be examined by the appropriate taxing authority with their having full knowledge of all relevant information. In the measurement attribute step, the Company will evaluate its tax position that meets the more-likely-than-not recognition threshold.   The benefit is measured to determine the amount to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which the threshold is no longer met.  FIN 48 is effective for fiscal years ending after December 15, 2006.  The Company is evaluating the effect, if any, that the adoption of FIN 48 will have on our financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  The provisions of the new standard are to be applied prospectively for most financial instruments and retrospectively for others as of the beginning of the fiscal year in which the standard is initially applied.  The Company is evaluating the effect, if any, that the adoption of SFAS 157 will have on our financial statements.

3.	INVENTORIES

Inventories consist of the following:

	December 31,
	2006	2005

Raw materials	$1,546,288	$865,285
Finished goods	4,889,492	2,543,737
	6,435,780	3,409,022
Inventory reserve	(50,000)	(111,296)
	$6,385,780	$3,297,726

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2006	2005

Land	$261,893	$261,893
Buildings and building improvements	5,162,512	5,162,512
Production equipment	14,130,874	13,928,344
Office furniture and equipment	1,226,518	1,258,692
Construction in progress	2,238,387	739,542
Automobiles	102,321	105,311
	23,122,505	21,456,294
Accumulated depreciation and amortization	(10,910,365)	(9,530,318)
	$12,212,140	$11,925,976

Depreciation expense and capital lease amortization expense for the years ended December 31, 2006, 2005 and 2004 was $1,380,047; $1,325,174; and $1,258,587, respectively.

5.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2006	2005

License agreement	$500,000	$500,000
Trademarks and patents	231,423	226,847
	731,423	726,847
Accumulated amortization	(451,577)	(409,921)
	$279,846	$316,926

In 1995, the Company entered into the license agreement with the Chief Executive Officer of the Company for the exclusive right to manufacture, market and distribute products utilizing automated retraction technology. This technology is the subject of various patents and patent applications owned by such officer of the Company. The initial licensing fee of $500,000 is being amortized over 17 years. The license agreement also provides for quarterly payments of a 5% royalty fee to the officer on gross sales. The royalty fee expense is recognized in the period in which it is earned. Royalty fees of $2,093,822; $1,715,024; and $1,846,195 are included in cost of sales for the years ended December 31, 2006, 2005 and 2004, respectively. Accrued royalties under this agreement aggregated $2,755  and $540,888 at December 31, 2006 and 2005, respectively.

Amortization expense for the years ended December 31, 2006, 2005 and 2004, was $41,657; $41,733; and $35,710, respectively. Future amortization expense for the years 2007 through 2011 is estimated to be $42,000 per year.

6.	OTHER ASSETS

The Company invested $500,000 in a limited liability company (“LLC”) in which we will be a minority interest holder.  The funds are held in escrow until the LLC has raised the majority of its capital.  If such fundraising is not completed by November 2007 the Company has the option to have its investment returned.  The purpose of this project is to provide information and insight to the public regarding healthcare.

7.	LONG-TERM DEBT

	December 31,
	2006	2005
Long-term debt consists of the following:

Note payable to Katie Petroleum. Interest accrues at prime plus 1%, 9.25% and 8.00% and at December 31, 2006 and 2005, respectively. Interest only was payable monthly through February 1, 2004. The original amount of the note of $3,000,000 was discounted for presentation purposes by $299,346 for stock options issued in conjunction with the debt and $412,500 for the intrinsic value of a beneficial conversion feature of the debt. Beginning March 1, 2004, the loan is payable in equal installments of principal and interest payments (except for changes in the interest rate) of approximately $37,000 and matures on September 30, 2012. Guaranteed by an officer. Approximately $163,736 of the principal payment was converted into 40,934 shares of Common Stock as of March 1, 2006. Not otherwise collateralized. Convertible into Common Stock at $4.00 per share at the option of the holder.

	$1,918,666	$2,059,408

Note payable to 1st International Bank for $2,500,000. The proceeds from the loan paid off the remaining $475,000 of a revolving credit agreement and funded a new warehouse and related infrastructure. Payments were interest only during the first twelve months. After twelve months, payments are based on a twenty-year amortization with a five-year maturity on March 29, 2010. The interest rate at December 31, 2006 and 2005 was 8.25% and 7.25%, respectively and is based on the amount of funds kept on deposit with the bank. Accordingly, interest will vary from the Wall Street Journal Prime Rate (the “WSJPR”) to the WSJPR plus 1%, with floors that may range from 4.25% to 6.50%. Compensating balances at 1st International affecting the interest rate will range from $0 to $500,000. The Company had in excess of $500,000 on deposit with 1st International Bank throughout the year. The note is secured by the Company’s land and buildings.

	2,428,713	2,465,077

Note payable to DaimlerChrysler Services North America LLC. Sixty (60) monthly payments at $1,009. Interest is 5.49%. Collateralized by a 2005 Freightliner truck.	34,284	44,217

Note payable to GMAC. Sixty (60) monthly payments at $427. Interest is zero percent. Collateralized by a 2005 Chevrolet van.	17,473	24,318

Note payable to CitiCorp. Vendor Finance; Interest at 4.2%; Collateralized by software; payable in eight quarterly principal and interests payments of $15,955.	—	46,886

Capital lease obligation was payable in monthly installments of approximately $1,070 until June, 2006. Interest at 14.87% collateralized by certain equipment. Guaranteed by an officer.	—	6,136
	4,399,136	4,646,042
Less: current portion	(261,905)	(295,417)
	$4,137,231	$4,350,625

The aggregate maturities of long-term debt as of December 31, 2006 are as follows:

2007	$261,906
2008	362,938
2009	413,500
2010	2,589,575
2011	419,603
Thereafter	351,614
$4,399,136

8.	COMMITMENTS AND CONTINGENCIES

The Company was sued by Occupational and Medical Innovations Limited (“OMI”) in August 2006 in Federal Court of Australia, alleging that two letters written to OMI by the Company’s outside counsel contained unjustified threats. OMI is not seeking monetary damages in the action. The Company sought preliminary discovery. In December 2006, the Court denied the Company’s motion and awarded costs to OMI. The Company’s motion for leave to appeal the Court’s interlocutory ruling is pending and no trial date has been set for the original action.

The Company is involved in other legal proceedings which have arisen in the ordinary course of business. Management believes that any liabilities arising from these claims and contingencies would not have a material adverse effect on the Company’s annual results of operations or financial condition.

9.	INCOME TAXES

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2006	2005	2004
Current tax provision (benefit)
Federal	$(1,696,318)	$(500,514)	$10,785,856
State	(117,709)	(15,986)	1,835,691
Total current provision (benefit)	(1,814,027)	(516,500)	12,621,547

Deferred tax provision (benefit)
Federal	458,232	(13,030)	(399,126)
State	75,833	(75,833)	(46,076)
Total deferred tax provision (benefit)	534,065	(88,863)	(445,202)
Total income tax provision (benefit)	$(1,279,962)	$(605,363)	$12,176,345

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

The Company has $2,196,832 in tax benefits attributable to carry back losses for federal tax purposes and $158,900 for current state income tax purposes.  The Company has $160,608 in tax effected state carry forward losses that will begin to expire in 2010.

	December 31,
	2006	2005
Current deferred tax assets (liabilities)
Inventory	$299,233	$214,625
Accrued expenses and reserves	738,878	1,030,883
Beneficial conversion feature of debt	(45,697)	—
Net current deferred tax assets	992,414	1,245,508
Non-current deferred tax assets (liabilities)
Non-employee option expense	313,557	313,557
Employee option expense	484,212	412,775
Property and equipment	(1,344,050)	(1,376,033)
State net operating loss carry forwards	160,608	37,538
Beneficial conversion feature of debt	(56,828)	—
Net non-current deferred tax liabilities	(442,501)	(612,163)
Valuation allowance	(652,438)	(99,280)
Net deferred tax assets (liabilities)	$(102,525)	$534,065

A reconciliation of income taxes based on the federal statutory rate and the provision (benefit) for income taxes is summarized as follows:

	December 31,
	2006	2005	2004
Income tax (benefit) at the federal statutory rate	(35.0)%	(35.0)%	35.0%
State tax (benefit), net of federal (benefit)	(2.9)	(2.9)	2.9
Increase (decrease) in valuation allowance	10.7	5.4	(19.8)
Permanent differences	4.0	0.4	0.5
Other	(1.7)	(0.7)	(0.4)
Effective tax (benefit) rate	(24.9)%	(32.8)%	18.2%

10.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has one class of Preferred Stock outstanding: Class B Convertible Preferred Stock (“Class B Stock”). The Class B Stock has five series: Series I, Series II, Series III, Series IV, and Series V.

Class B

The Company has authorized 5,000,000 shares of $1 par value Class B Stock which have been allocated among Series I, II, III, IV and V in the amounts of 164,000; 224,700; 135,245; 553,500; and 1,363,721 shares, respectively. The remaining 2,558,834 authorized shares have not been assigned a series.

Series I Class B

There were 1,000,000 shares of $1 par value Series I Class B Convertible Preferred Stock (“Series I Class B Stock”) issued and 164,000 and 171,000 shares outstanding at December 31, 2006 and 2005, respectively. Holders of Series I Class B Stock are entitled to receive a cumulative annual dividend of $.50 per share, payable quarterly if declared by the Board of Directors. In 2004, the Company paid $2,550,000 in dividends.  At December 31, 2006 and 2005 approximately $226,000 and $141,000, respectively, of dividends which had not been declared were in arrears.

Series I Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $7.50 per share, plus all accrued and unpaid dividends. Each share of Series I Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933. Pursuant to these terms, a total of 7,000 shares of Series I Class B Stock were converted into Common Stock in 2006. In the event of voluntary or involuntary dissolution, liquidation or winding up of the Company, holders of Series I Class B Stock then outstanding are entitled to $6.25 per share, plus all accrued and unpaid dividends prior to any distributions to holders of Series II Class B Convertible Preferred Stock (“Series II Class B Stock”), Series III Class B Convertible Preferred Stock (“Series III Class B Stock”), Series IV Class B

Convertible Preferred Stock (“Series IV Class B Stock”), Series V Class B Convertible Preferred Stock (“Series V Class B Stock”) or Common Stock.

Series II Class B

There were 1,000,000 shares of $1 par value Series II Class B Stock issued and there were 224,700 and 255,200 shares outstanding at December 31, 2006 and 2005. Holders of Series II Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors. Holders of Series II Class B Stock generally have no voting rights until dividends are in arrears and unpaid for twelve consecutive quarters. In such case, the holders of Series II Class B Stock have the right to elect one-third of the Board of Directors of the Company. In 2004, the Company paid $4.6 million in dividends. At December 31, 2006 and 2005, approximately $678,000 and $443,000, respectively, of dividends which had not been declared were in arrears.

Series II Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $15.00 per share plus all accrued and unpaid dividends. Each share of Series II Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933. Pursuant to these terms, 30,500 shares of Series II Class B Stock were converted into Common Stock in 2006. In the event of voluntary or involuntary dissolution, liquidation or winding up of the Company, holders of Series II Class B Stock then outstanding are entitled to $12.50 per share, plus all accrued and unpaid dividends, after distribution obligations to holders of Series I Class B Stock have been satisfied and prior to any distributions to holders of Series III Class B Stock, Series IV Class B Stock, Series V Class B Stock or Common Stock.

Series III Class B

There were 1,160,445 shares of $1 par value Series III Class B Stock issued and 135,245 and 135,245 shares outstanding at December 31, 2006 and 2005, respectively. Holders of Series III Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors. At December 31, 2006 and 2005, approximately $2,853,000 and $2,718,000, respectively, of dividends which have not been declared were in arrears.

Series III Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $15.00 per share, plus all accrued and unpaid dividends. Each share of Series III Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933. Pursuant to these terms, no shares of Series III Class B Stock were converted into Common Stock in 2006. In the event of voluntary or involuntary dissolution, liquidation or winding up of the Company, holders of Series III Class B Stock then outstanding are entitled to $12.50 per share, plus all accrued and unpaid dividends, after distribution obligations to Series I Class B Stock and Series II Class B Stock have been satisfied and prior to any distributions to holders of Series IV Class B Stock, Series V Class B Stock or Common Stock.

Series IV Class B

There were 1,133,800 shares issued and 553,500 and 556,000 shares outstanding at December 31, 2006 and 2005, respectively. Holders of Series IV Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly, if declared by the Board of Directors. Holders of Series IV Class B Stock generally have no voting rights. At December 31, 2006 and 2005, approximately $5,924,000 and $5,368,000, respectively, of dividends which have not been declared were in arrears.

Series IV Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $11.00 per share plus all accrued and unpaid dividends. Each share of

Series IV Class B Stock may, at the option of the stockholder any time subsequent to three years from date of issuance, be converted into one share of Common Stock, or in the event the Company files an initial registration statement under the Securities Act of 1933. Pursuant to these terms, 2,500 shares of Series IV Class B Stock were converted into Common Stock in 2006. In the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Series IV Class B Stock then outstanding are entitled to receive liquidating distributions of $11.00 per share, plus accrued and unpaid dividends after distribution obligations to Series I Class B Stock, Series II Class B Stock, and Series III Class B Stock have been satisfied and prior to any distribution to holders of Series V Class B Stock or Common Stock.

Series V Class B

There were 2,416,221 shares issued and 1,363,721 and 1,381,221 outstanding at December 31, 2006 and 2005, respectively. Holders of Series V Class B Stock are entitled to receive a cumulative annual dividend of $0.32 per share, payable quarterly, if declared by the Board of Directors. Holders of Series V Class B Stock generally have no voting rights. At December 31, 2006 and 2005, approximately $2,482,000 and $2,041,000, respectively, of dividends which have not been declared were in arrears.

Series V Class B Stock is redeemable after two years from the date of issuance at the option of the Company at a price of $4.40 per share plus all accrued and unpaid dividends. Each share of Series V Class B Stock may, at the option of the stockholder any time subsequent to the date of issuance, be converted into Common Stock. Pursuant to the terms of the certificate of designation, 17,500 shares of Series V Class B Stock were converted into Common Stock in 2006. In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series V Class B Stock then outstanding are entitled to receive liquidating distributions of $4.40 per share, plus accrued and unpaid dividends after distribution obligations to Series I Class B Stock, Series II Class B Stock, Series III Class B Stock and Series IV Class B Stock have been satisfied and prior to any distribution to the holders of the Common Stock.

Common stock

The Company is authorized to issue 100,000,000 shares of no par value Common Stock, of which 23,644,164 and 23,511,884 shares are issued and outstanding at December 31, 2006 and 2005, respectively.

11.	RELATED PARTY TRANSACTIONS

The Company has a lease with Mill Street Enterprises (“Mill Street”), a sole proprietorship owned by a 10% shareholder for offices and storage in Lewisville, Texas. During the years ended December 31, 2006, 2005 and 2004, the Company paid $34,800; $34,800; and $37,700, respectively, under this lease. This lease term expires in June 2007.  Beginning in October 2005 and pursuant to the direction of the owner of Mill Street Enterprises, payments have been made to LES Development.   The future lease commitment is $17,400 for 2007.

The Company had a consulting agreement with MediTrade International Corporation, a company controlled by a 10% shareholder. The shareholder was paid $16,667 per month and reimbursed for business expenses incurred on behalf of the Company, not to exceed $5,000 per month without prior approval for the term of the contract. During the years ended December 31, 2005 and 2004, the Company paid $27,217 and $304,282, respectively, under this agreement. During 2006, the Company paid MediTrade $91,883 on a month-to-month consulting agreement whereby MediTrade is paid $6,500 per month plus expenses.

 The Company has a license agreement with the Chief Executive Officer of the Company. See Note 5. The officer has a Covenant Not to Sue Agreement with the Company. See Note 13.

During the years ended December 31, 2006, 2005 and 2004, the Company paid $24,162; $15,618; and $13,578, respectively, to family members of its Chief Executive Officer for various consulting services.

12.	STOCK OPTIONS

Stock options

The Company had three stock option plans that provided for the granting of stock options to officers, employees and other individuals.  During 1999, the Company approved the 1999 Stock Option Plan.  The 1999 Plan is the only plan with stock options currently being awarded. The Company has reserved 4,000,000 shares of Common Stock for issuance upon the exercise of options under this plan.

The Company also has options for common shares outstanding under the 1996 Incentive Stock Option Plan and the 1996 Stock Option Plan for Directors and Other Individuals.  The two 1996 plans have terminated.  However, options issued under those plans are still in effect.

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

Employee options

A summary of director, officer and employee options granted and outstanding under the Plans is presented below:

	Years Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	2,495,125	$8.38	2,634,885	$8.37	2,589,160	$8.36
Granted	—	—	—	—	131,775	8.61
Exercised	(49,780)	(1.00)	—	—	—	—
Forfeited	(28,050)	(4.47)	(139,760)	(8.16)	(86,050)	(8.36)

Outstanding at end of period	2,417,295	$8.58	2,495,125	$8.38	2,634,885	$8.37

Exercisable at end of period	2,325,770	$8.57	1,712,100	$8.25	1,295,030	$8.74

Weighted average fair value of options granted during period		$—		$—		$2.02

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004: no dividend yield; expected volatility of 37%; risk free interest rate of 4.89%; and an expected life of 9.0 years.  No options were issued in 2005 or 2006.

The following table summarizes information about director, officer and employee options outstanding under the aforementioned plans at December 31, 2006:

		Weighted
		Average
		Remaining
Exercise	Shares	Contractual	Shares
Prices	Outstanding	Life	Exercisable
$5.00	141,300	0.32	141,300
$10.00	872,750	2.89	872,750
$6.90	473,420	5.75	473,420
$8.65	813,300	5.72	813,300
$7.50	25,000	2.36	25,000
$8.87	91,525	7.36	—

Non-employee options

A summary of options outstanding during the years ended December 31 and held by non-employees is as follows:

	Years Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	607,200	$8.16	843,639	$6.15	843,639	$6.15
Granted	—	—	—	—	—	—
Exercised	(25,000)	(1.00)	(236,436)	(1.00)	—	—
Forfeited	(2,500)	(1.00)	(3)	(1.00)	—	—

Outstanding at end of period	579,700	$8.50	607,200	$8.16	843,639	$6.15

Exercisable at end of period	579,700	$8.50	607,200	$8.16	843,639	$6.15

Weighted average fair value of options granted during period		$—		$—		$—

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  No options were issued in 2006, 2005, or 2004.

The following table summarizes information about non-employee options outstanding under the aforementioned plan at December 31, 2006:

		Weighted
		Average
		Remaining
Exercise	Shares	Contractual	Shares
Prices	Outstanding	Life	Exercisable
$5.00	30,000	0.35	30,000
$10.00	317,200	3.11	317,200
$6.90	232,500	5.75	232,500

The Company recorded $372,298, $572,423 and $793,343 as stock-based compensation expense in 2006, 2005, and 2004, respectively.  The total intrinsic value of options exercised was $207,924; $0; and $0 in 2006, 2005, and 2004, respectively.  The aggregate intrinsic value of options outstanding at December 31, 2006 was zero dollars.  The total compensation cost related to non-vested stock options to be recognized in the future was $17,791 at December 31, 2006.

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

As part of the settlement agreements, a discount reimbursement program of $8,000,000, which is net of legal fees, was established whereby the Company is being provided quarterly reimbursements for certain discounts given to participating facilities. The Company offers certain discounts to participating facilities and is being reimbursed for such discounts. These payments are recognized upon delivery of products provided collection is reasonably assured.  Cumulative reimbursements of $8,000,000 were recorded through the third quarter of 2006.  The termination of the discount reimbursement program resulted in a negative impact to the Company’s profit margin during the second half of 2006.  The discount program ended December 31, 2006.

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

The Company realized an additional $433,808 in December 2004 as the proceeds from the BD Settlement Agreement were distributed. The amount realized is net of $22,832 realized by Mr. Shaw pursuant to a Covenant Not to Sue.

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

14.	401(k) PLAN

The Company implemented an employee savings and retirement plan (the “401(k) Plan”) in 2005 that is intended to be a tax-qualified plan covering substantially all employees.  Under the terms of the 401(k) Plan, employees may elect to contribute up to 90% of their compensation, or the statutory prescribed limit, if less.  The Company may, at its discretion, match employee contributions.  The Company did not make any matching contributions in 2006 and 2005.

15.	BUSINESS SEGMENTS

	2006	2005	2004
Domestic sales	$22,240,347	$22,310,150	$20,193,999
International sales	3,084,172	1,924,866	1,327,701
Total sales	$25,324,519	$24,235,016	$21,521,700

Long-lived assets
Domestic	$12,212,140	$11,925,976	$11,056,865
Foreign	$—	$—	$—

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

16.	SUBSEQUENT EVENTS

On March 27, 2007, the Board of Directors declared a dividend on the Series I and Series II Class B Convertible Preferred Stock to be paid on July 24, 2007 to Shareholders of Record on July 2, 2007.  Arrearages will be paid through June 30, 2007 in the amount of $1.1 million.

17.	SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

The selected quarterly financial data for the periods ended December 31, 2006 and 2005, have been derived from our unaudited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods.

	(In thousands, except for per share and outstanding stock amounts)
	2006
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Sales, net	$3,882	$5,302	$5,332	$6,381
Reimbursed discounts	1,641	2,135	651	—
Total sales	5,523	7,437	5,983	6,381
Cost of Sales	3,611	4,713	4,650	4,804
Gross profit	1,912	2,724	1,333	1,577
Total operating expenses	3,152	3,489	3,472	4,148
Loss from operations	(1,240)	(765)	(2,139)	(2,571)
Interest income	462	489	513	512
Interest expense, net	(111)	(128)	(128)	(44)
Loss before income taxes	(889)	(404)	(1,754)	(2,103)
Benefit for income taxes	(289)	(201)	(531)	(259)
Net loss	(600)	(203)	(1,223)	(1,844)
Preferred stock dividend requirements	(367)	(364)	(361)	(359)
Loss applicable to common shareholders	$(967)	$(567)	$(1,584)	$(2,203)
Loss per share-basic	$(0.04)	$(0.02)	$(0.07)	$(0.09)
Loss per share-diluted	$(0.04)	$(0.02)	$(0.07)	$(0.09)
Weighted average shares outstanding	23,521,551	23,594,117	23,618,164	23,634,164

Profit margin	34.6%	36.6%	22.3%	24.7%

	2005
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Sales, net	$4,064	$4,517	$6,139	$6,437
Reimbursed discounts	180	498	900	1,500
Total sales	4,244	5,015	7,039	7,937
Cost of sales	2,732	4,003	4,106	4,588
Gross profit	1,512	1,012	2,933	3,349
Total operating expenses	2,515	2,826	3,104	3,238
Income (loss) from operations	(1,003)	(1,814)	(171)	111
Interest income	252	334	370	417
Interest expense, net	(62)	(61)	(116)	(101)
Net income (loss) before income taxes	(813)	(1,541)	83	427
Provision (benefit) for income taxes	(290)	(481)	55	111
Net income (loss)	(523)	(1,060)	28	316
Preferred Stock dividend requirements	(381)	(377)	(375)	(370)
Earnings (loss) applicable to common shareholders	$(904)	$(1,437)	$(347)	$(54)
Earnings (loss) per share-basic	$(0.04)	$(0.06)	$(0.01)	$(0.00)
Earnings (loss) per share-diluted	$(0.04)	$(0.06)	$(0.01)	$(0.00)
Weighted average shares outstanding	23,203,665	23,251,998	23,371,562	23,501,884
Profit margin	35.6%	20.2%	41.7%	42.2%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company has had no change in accountants in the last two fiscal years.

Item 9A. Controls and Procedures.

Pursuant to paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) and on March 29, 2007, our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e), and determined that, as of December 31, 2006, and based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15, or Rule 15d-15 there were no significant deficiencies in these procedures. The CEO and CFO determined that our disclosure controls and procedures are effective.

Also, the CEO and CFO did not identify fraud that involved our management or any other employee who had a significant role in our internal controls.  There was a material weakness identified whereby a significant entry was initially made in the wrong period.  The error was corrected and corrective action will be implemented.  They did not find any other deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls. There have been no changes during the fourth quarter of 2006 or subsequent to December 31, 2006, in our internal controls over financial reporting or in any other factor that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

We will hold our annual meeting on September 28, 2007 at Little Elm City Hall; 100 West El Dorado Parkway; Little Elm, Texas, 75068.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth information concerning our Directors, executive officers, and certain of our significant employees as of the date of this filing. Our Board of Directors consists of a total of seven (7) members, two (2) members of which are Class 1 Directors and five (5) of which are Class 2 Directors which serve for two-year terms.

Name	Age	Position	Term as Director Expires
EXECUTIVES
Thomas J. Shaw	56	Chairman, President, Chief Executive Officer, and Class 2 Director	2008
Douglas W. Cowan	63	Vice President, Chief Financial Officer, Treasurer, and Class 2 Director	2008
Kathryn M. Duesman	44	Executive Director, Global Health	N/A
Russell B. Kuhlman	53	Vice President, Sales	N/A
Michele M. Larios	40	Vice President, General Counsel, and Secretary	N/A
Lawrence G. Salerno	47	Director of Operations	N/A
Steven R. Wisner	49	Executive Vice President, Engineering & Production and Class 2 Director	2008

INDEPENDENT DIRECTORS
Marco Laterza	59	Class 1 Director	2007
Marwan Saker	51	Class 2 Director	2008
Jimmie Shiu	78	Class 1 Director	2007
Clarence Zierhut	78	Class 2 Director	2008

SIGNIFICANT EMPLOYEES
Shayne Blythe	38	Director of Sales and Marketing Logistics	N/A
John W. Fort III	38	Director of Accounting	N/A
James A. Hoover	59	Director of Quality Assurance	N/A
R. John Maday	46	Production Manager	N/A
Judy Ni Zhu	48	Research and Development Manager	N/A
Phillip L. Zweig	60	Communications Director	N/A

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

     Russell B. Kuhlman joined us in February 1997 and is our Vice President, Sales. Mr. Kuhlman is responsible for management of the sales force and liaison with GPOs and product training for our sales organization, as well as distribution. Mr. Kuhlman’s efforts with us have resulted in bringing onboard Specialty Distributors, influencing legislation, and educating influential healthcare representatives about the benefits of the VanishPoint® product line. Mr. Kuhlman is respected throughout the industry and is a main contributor to the safety effort in this country. He has a sales background in the medical service industry that includes his most recent work for ICU Medical (formerly Bio-Plexus), a medical device manufacturing company, from 1994 to 1997, where he developed strategic marketing plans for new safety products. Prior to his work there, Mr. Kuhlman worked as Director of Sales and Marketing for Ryan Winfield Medical, Inc., a medical device manufacturing company, from 1989 to 1994, where he launched several new products, developed strategic sales territories, and was the trainer for Sales and Regional Managers. Mr. Kuhlman also worked for BD Vacutainer® Systems, a medical products company, in several territories from 1980 to 1989, where he was recognized as the National Sales Representative for the year 1987. Mr. Kuhlman holds a Bachelor of Science in Finance from the University of Tennessee.

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

Steven R. Wisner joined us in October 1999 as Executive Vice President, Engineering and Production and Director. Mr. Wisner’s responsibilities include the management of engineering, production,  Chinese operations, and international sales. Mr. Wisner has over 30 years of experience in product design, development, and manufacturing. Mr. Wisner holds a Bachelor of Science in Computer Engineering from Iowa State University.

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

R. John Maday joined us in July 1999 and is our Production Manager. He is responsible for supervision of the production of our products. Prior to becoming Production Manager on January 1, 2005, he served as our Production General Supervisor. Mr. Maday has 23 years of manufacturing experience in both class II and III medical devices. He spent three years with Mentor Corp. supervising two production departments and 13 years with Sherwood Medical in which he gained hands-on experience in all aspects of medical device manufacturing including managing the Kit and Packaging department with over 225 employees. Mr. Maday’s formal training includes FDA, and Total Quality Management Systems and is certified as a Black Belt of Six Sigma Methodology.

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

Phillip L. Zweig joined us in December 1999 as Communications Director.  In that role, he has worked with the media, including 60 Minutes and The New York Times, on major stories involving the Company.  He has also advanced the Company’s interests in Washington on key issues such as hospital group purchasing organizations (GPO’s) and unsafe healthcare in Africa.  Mr. Zweig is a prize-winning financial journalist who has worked as a staff reporter at The American Banker, The Wall Street Journal, Bloomberg Business News, and other media organizations.  From 1993 to 1998, he served as corporate finance editor at Business Week where he wrote a major article on the Company.  He is also the author of two books: “Belly Up: The Collapse of the Penn Square Bank” (Crown, 1985) and “Wriston: Walter, Wriston, Citibank, and the Rise and Fall of American Financial Supremacy” (Crown, 1996).  Before joining us, he worked as a freelance financial writer and editorial consultant.  His clients included Accenture and Boston Consulting Group.  Mr. Zweig received a Bachelor of Arts in Behavioral Psychology from Hamilton College and a Master of Business Administration from the Baruch College Graduate School of Business.

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

Ms. Suzanne August, a 10% shareholder, filed a Form 3 late.  The Form 3 addressed one transaction (her receipt of 2,800,000 shares of Common Stock).  The Form 3 was filed on December 5, 2006.

CODE OF ETHICS

Effective as of March 9, 2004, we adopted a code of ethics that applies to all employees, including, but not limited to, the Company’s principal executive and financial officers.  Our Code of Business Conduct and Ethics is designed to deter wrongdoing and to promote:

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

We have posted a copy of the code on our website at www.vanishpoint.com/investor.asp.  Please follow link to Governance then follow link to Charters, then click RVP Corporate Code of Conduct. Any amendment to this code or waiver of its application to the principal executive officer, principal financial officer, principal accounting officer, or controller or similar person shall be disclosed to investors by means of a Form 8-K filing with the Commission. We will provide to any person without charge, upon request, a copy of such code of ethics. Such requests should be submitted in writing to Mr. Douglas W. Cowan at 511 Lobo Lane, P.O. Box 9, Little Elm, Texas 75068-0009.

AUDIT COMMITTEE

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act consisting of Messrs. Clarence Zierhut, Marco Laterza, and Marwan Saker. Each of the members of the Audit Committee is independent as determined by The AMEX rules and Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Audit Committee Financial Expert

The Board of Directors has determined that we have at least one financial expert serving on the Audit Committee.  Mr. Marco Laterza serves as the Company’s designated Audit Committee Financial Expert.  Mr. Laterza is independent as defined for Audit Committee members by the listing standards of the AMEX.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

The Objectives of Our Compensation Program

Our executive officer compensation program (the “Compensation Program”) is based on the belief that competitive compensation is essential to attract, retain, motivate, and reward highly qualified and industrious executive officers.  Our Compensation Program is intended to accomplish the following purposes:

attract and retain highly talented and productive executive officers;

provide incentives and rewards for superior performance by the executive officers; and

align the interests of executive officers with the interests of our stockholders.

What the Compensation Program is Designed to Award

Our Compensation Program is designed to award both superior long-term performance by our executive officers and their loyalty.

Summary of Each Element of Compensation

To achieve these objectives, the Compensation and Benefits Committee has approved an executive officer compensation program that consists of four basic components:

base salary;

periodic short-term incentive compensation in the form of cash bonuses;

periodic long-term incentive compensation in the form of stock options; and

general medical, life, and benefit programs (which are generally available on the same terms to all employees).

Why We Choose to Pay Each Element of Our Compensation Program

Base Salary

We choose to pay a significant component of our compensation in base salary due to the fact that our financial performance is constrained by the monopolistic activities of BD.  We have been blocked from access to the market by exclusive marketing practices engaged in by BD who dominates the market. We believe that their monopolistic business practices continue despite their paying $100 million to settle a lawsuit with the Company for anticompetitive practices, business disparagement, and tortious interference. Until such time as we believe that the Company has access to the market, we believe that it is appropriate to weigh our Compensation Program heavily in favor of base salaries rather than in incentive compensation.

Cash Bonuses

From time to time and when our cash reserves allow (taking into account the continued need to compete in this monopolistic environment and the continued need for significant cash reserves) we grant cash bonuses in order to reward significant efforts or the accomplishment of short term goals. The last bonuses were granted in 2003.  The CEO has never been granted any bonuses of any kind.

Long-Term Incentives: Stock Options

Long-term incentives are provided through grants of stock options primarily under the Company’s 1999 Stock Option Plan.  The grants are designed to align the interests of executive officers with those of stockholders and to provide each executive officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the Company.

How  We determine the Amount or Formula for Payment in Light of Our Objectives

Executive compensation remains the same until there is a review of such compensation by the Compensation and Benefits Committee.  Compensation, other than that of the Chief Executive Officer, is not reviewed annually.  Under the terms of Mr. Shaw’s employment agreement, his compensation is reviewed annually.  In the past, when there is a review of executive compensation, we have retained an outside consulting firm, Trinity Executive Recruiters, to provide benchmarks for similar compensation given the multiple and varied positions each executive fulfills as well as the size of the Company and the hostile environment in which it operates.

Base Salary

The base salary for each of the Company’s executive officers is subjectively determined primarily on the basis of the following factors:  experience, individual performance, contribution to the Company’s performance, level of responsibility, duties and functions, salary levels in effect for comparable positions within and without the Company’s industry, and internal base salary comparability considerations. These base salaries are reviewed periodically and may be adjusted in the discretion of the Compensation and Benefits Committee, based upon the factors discussed in the previous sentence, as well as upon individual performance during the previous fiscal year, changes in the duties, responsibilities and functions of the executive officer, and general changes in the compensation peer group in which the Company competes for executive talent.  The relative weight given to each of these factors differs from individual to individual, as the Compensation and Benefits Committee deems appropriate.

Periodic Cash Bonuses

For 2006, the Company did not grant bonuses to its executive officers.  These bonuses, when paid, are paid on a discretionary basis, as determined by the Compensation and Benefits Committee.  Factors considered by the Compensation and Benefits Committee in determining discretionary cash bonuses are personal performance, level of responsibility, as well as many of the same factors considered by the Compensation and Benefits Committee and discussed above when it reviews and sets base salaries, except with a greater focus on the prior fiscal year.

Long-Term Incentive: Stock Options

The number of shares subject to each stock option grant is subjectively determined by the Compensation and Benefits Committee or the Board of Directors primarily related to the executive officer’s anticipated contributions to the Company’s future success, the size of comparable awards made to individuals in similar positions within the industry, the individual’s potential for increased responsibility over the option term and the individual’s personal performance in recent periods.  The Compensation and Benefits Committee also considers the number of unvested stock options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual.  However, the Compensation and Benefits Committee does not adhere to any specific guidelines as to the relative stock option holdings of the Company’s executive officers.  The Company granted no options to executive officers during 2006.

Each stock option grant allows the executive officer to acquire shares of Common Stock at a fixed price per share (typically, and never less than, the closing stock price of the Common Stock on the date of grant) for a fixed period (usually ten years).  Each option generally becomes exercisable after three years, contingent upon the executive officer’s continued employment with the Company.  Accordingly, the stock option grant will provide a return to the executive officer only if the executive officer remains employed by the Company during the vesting period, and then only if the market price of the underlying Common Stock appreciates.

Allocation Between Long-Term/Current and Between Cash/ Non-Cash Compensation

All of our long-term compensation consists of non-cash compensation in the form of stock options.  We believe that the granting of stock options incentivizes executives to maximize the long-term strengths of the Company as well as its stock price.  However, because we are operating in a monopolistic environment and the Company’s stock price has little relationship with the Company’s performance, the most significant component of compensation is base salary and not stock options.  Management is incented to maximize shareholder value and will be rewarded if they do so.  However, a significant base salary enables us to retain this competent management despite the current inability to provide valuable equity incentives.

We expense all of our option costs as we do the costs of salaries and bonuses.  Accordingly, the impact of tax treatment of various compensation forms does not impact our compensation decisions.

How Determinations Are Made as to When Awards Are Granted

Generally, option awards are granted at the discretion of the Board.  The exercise price is equal to the closing price of the Company’s stock on the date of the grant.

Unfortunately, our stock price does not always react as expected to Company achievements.  Accordingly, at times options have been granted to aid in retaining competent and experienced executives without regard to the then current stock price.

In addition, there is no relationship between the date of grant of options and the Company’s possession of material non-public information.  Because we are competing in a contentious antitrust environment, we are often in possession of material non-public information.  However, all options granted to executives require a minimum three year vesting period.  Furthermore, it is the Company’s policy with regard to options that (although the options could be exercised) the underlying shares could not be sold into the market while the executive was in possession of material non-public information under our insider trading policy.   Accordingly, we believe that there is minimal risk of the executive profiting from such material nonpublic information.

What Specific Items of Corporate Performance Are taken Into Account in Making Compensation Decisions and How It Affects the Structure of Compensation

Cash reserves as well as trends in sales and costs are taken into account when considering the advisability of increasing base salaries or granting cash bonuses.  At such times that any of these factors make it inadvisable to increase salaries or grant bonuses, then consideration is given to increasing option awards taking into account the value of prior option awards.

Awards are granted on the basis of historical performance.  Accordingly, there is no discretion to change the awards.

Factors We Consider in Determining to Change Compensation Materially

We consider the cash position of the Company, current liquidity trends, and the short term and long term needs for cash reserves (especially in light of the hostile environment in which we operate) when evaluating whether we can change compensation materially at a given time.

On an individual by individual basis, we also consider the value of past option compensation, the competitiveness of that individual’s base salary, and their individual contribution to the Company’s goals.

How Amounts Realized From Past Compensation Affect Future Compensation

We are very aware that the vast majority of options granted to our executives are significantly out of the money and that they may remain so until we are able to obtain real access to the market.  Accordingly, future compensation will likely continue to be dominated by base salary as well as periodic bonuses when possible.

The Impact of the Accounting and Tax Treatments of Our Types of Compensation

Stock options granted to executives and other employees are expensed for accounting purposes under FAS 123(R). Stock option expense is not recognized for tax purposes, except in the case of non-qualified stock options.  For non-qualified stock options, the intrinsic value of the option is recognized when the option is exercised.   Incentive stock options do not qualify for any tax deduction.

Bases for Selecting Events as Payment Triggers Under the Employment Agreement with Thomas Shaw

Please see Potential Payments Upon Termination Or Change In Control for a discussion of our Employment Agreement with Mr. Shaw including a discussion of certain triggers that would cause the Company to immediately pay Mr. Shaw certain lump sum payments in the event of a change in control.

Benchmarking of Our Compensation Program

In 2003, the Company hired Trinity Executive Recruiters, Inc. to assist us in providing benchmarks for compensation by similarly sized companies in similar industries for persons that hold positions which are currently fulfilled by various members of our executive team.   Trinity Executive Recruiters performed a survey of other publicly held companies with $20-$50 million in revenues in the Medical Equipment and Supplies Industry.  49 companies were included in the search with a total of 346 executives.  However, for each executive, the list of executives to use as comparisons was tailored to correspond to each executive’s particular job functions.

These benchmarks supported the Compensation and Benefit Committee’s recommendations (and Board’s approval of) an increase in the base salary of Mr. Wisner, Mr. Cowan, and Ms. Larios in 2003 and in 2005.

Although we have obtained benchmarking information with regard to the CEO’s position, such benchmarks were not utilized as a basis for increasing Mr. Shaw’s salary in 2005.  His salary was increased at the recommendation of the Compensation and Benefits Committee as well as a unanimous vote of the Board of Directors due to the fact that he had never been granted options or any bonuses and had not had a material increase in salary in many years.  However, such benchmarks support an increase of at least the amount made.

The Role of Our Executives in Determining Compensation

Management establishes the initial proposed recommendations regarding compensation for all employees, including themselves.  Such proposal is then submitted to the Compensation and Benefits Committee.  In the event that the proposal is affirmed in its entirety, the proposal is then recommended to the entire Board of Directors for a vote.

Compensation Pursuant to Employment Agreement

We have an Employment Agreement with Mr. Thomas J. Shaw.  However, this agreement may be altered in 2007 due to changes in the tax laws.  No other executives (or Directors) are compensated pursuant to employment agreements.

The Employment Agreement with Mr. Shaw (the “Employment Agreement’) provides for an initial period of three years which ended September 2002 that automatically and continuously renews for consecutive two-year periods. The Employment Agreement is terminable either by us or Mr. Shaw upon 30 days’ written notice. The Employment Agreement provides for an annual salary of at least $150,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. (However, the Board has authorized a salary increase to $400,000.)  The Employment Agreement requires that Mr. Shaw’s salary be reviewed by the Board of Directors each January, which shall make such increases as it considers appropriate. Mr. Shaw is also entitled to participate in all executive bonuses as the Board of Directors, in its sole discretion, shall determine.  The Employment Agreement is being modified to avoid adverse tax consequences to Mr. Shaw created by the passage of the American  Jobs Creation Act of 2004.

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

SUMMARY OF TOTAL COMPENSATION

The following Summary Compensation Table sets forth the total compensation paid or accrued by us  over the prior three years to or for the account of the principal executive officer, the principal financial officer, and the three highest paid additional executive officers:

SUMMARY COMPENSATION TABLE
Name and principal position(a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards(1) ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Thomas J. Shaw	2004	259,632	0	0	0	0			259,632
President and CEO	2005	307,702	0	0	0	0			307,702
(principal executive officer)	2006	400,000	0	0	0	0			400,000

Douglas W. Cowan	2004	249,231	0	0	112,950	0			362,181
Vice President, CFO	2005	248,318	0	0	114,260	0			362,578
(principal financial	2006	290,130	0	0	58,372	0			348,502
officer)

Steven R. Wisner	2004	249,231	0	0	12,939	0			262,170
Executive Vice President,	2005	247,693	0	0	14,240	0			261,933
Engineering and Production	2006	290,000	0	0	8,367	0		6,750	305,117

Michele M. Larios	2004	249,231	0	0	112,631	0			361,862
Vice President, General	2005	258,676	0	0	113,977	0			372,653
Counsel	2006	351,299	0	0	58,265	0			409,564

Russell B. Kuhlman	2004	120,692	5,000	0	71,603	0			197,295
Vice President, Sales	2005	122,067	0	0	12,182	0			134,249
	2006	132,593	0	0	36,615	0			169,208

(1)             The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004: no dividend yield; expected volatility of 37%; risk free interest rate of 4.89%; and an expected life of 9.0 years.  No options were issued in 2005 or 2006.

GRANTS OF PLAN-BASED AWARDS

The Company did not grant any plan-based awards during 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following Outstanding Equity Awards at Fiscal Year-End Table sets forth information regarding unexercised options currently held by the principal executive officer, the principal financial officer, and the three highest paid additional executive officers.  There have been no stock awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END OF 2006
OPTION AWARDS								STOCK AWARDS
Name(a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)		Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Thomas J. Shaw
President and CEO
(principal executive officer)

Douglas W. Cowan	25,000	(1)				10	06/30/09
Vice President, CFO	25,000	(2)				10	11/01/10
(principal financial	25,000	(3)				6.90	09/30/12
officer)	125,000	(4)				8.65	06/23/13
				4,000	(5)	8.87	05/11/14

Steven R. Wisner	150,000	(6)				10	10/24/09
Executive Vice President,	15,000	(7)				10	11/01/10
Engineering and	20,000	(8)				6.90	09/30/12
Production	12,500	(9)				8.65	06/23/13
				3,900	(10)	8.87	05/11/14

Michele M. Larios Vice President, General Counsel	5,000	(11)			10	07/09/08
	5,000	(12)			10	03/09/08
	15,400	(13)			10	06/30/09
	25,000	(14)			10	11/01/10
	25,000	(15)			6.90	09/30/12
	124,600	(16)			8.65	06/23/13
			4,100	(17)	8.87	05/11/14

Russell B. Kuhlman Vice President, Sales	10,000	(18)			5	05/05/07
	7,500	(19)			10	07/08/08
	15,600	(20)			10	06/30/09
	10,000	(21)			10	11/01/10
	20,000	(22)			6.90	09/30/12
	79,400	(23)			8.65	06/23/13
			1,900	(24)	8.87	05/11/14

(1)             Options for the purchase of 12,500 shares vested on July 1, 2001 and for the remaining shares vested on July 1, 2002.

(2)             These options vested on November 1, 2003.

(3)             These options vested on September 30, 2005.

(4)             These options vested on June 23, 2006.

(5)             These incentive stock options will vest on May 11, 2007 assuming the recipient is still employed by the Company.  At such time, these options will be reflected in future filings under column “b” in the above chart.

(6)             One half vested on October 25, 2001  and the remainder vested on October 25, 2002.

(7)             These shares vested on November 1, 2003.

(8)             These shares vested on September 30, 2005.

(9)             These shares vested on June 23, 2006.

(10)       These incentive stock options will vest on May 11, 2007 assuming the recipient is still employed by the Company.  At such time, these options will be reflected in future filings under column “b” in the above chart.

(11)       These shares vested on July 9, 2001.

(12)       These shares vested on March 9, 2001.

(13)       One half vested on July 1, 2001 while the remainder vested on July 1, 2002.

(14)       These shares vested on November 1, 2003.

(15)       These shares vested on September 30, 2005.

(16)       These shares vested on June 23, 2006.

(17)       These incentive stock options will vest on May 11, 2007 assuming the recipient is still employed by the Company.  At such time, these options will be reflected in future filings under column “b” in the above chart.

(18)       These shares vested on May 5, 2000.

(19)       These shares vested on July 9, 2001.

(20)       One half of these shares vested on July 1, 2001 and the remainder vested on July 1,2002.

(21)       These shares vested on November 1, 2003.

(22)       These shares vested on September 30, 2005.

(23)       These shares vested on June 23, 2006.

(24)       These incentive stock options will vest on May 11, 2007 assuming the recipient is still employed by the Company.  At such time, these options will be reflected in future filings under column “b” in the above chart.

Option exercises and stock vested

The following Option Exercises and Stock Vested Table sets forth information regarding the exercise of stock options during the last fiscal year by the principal executive officer, the principal financial officer, and the three highest paid additional executive officers.

2006 OPTION EXERCISES AND STOCK VESTED TABLE

	OPTION AWARDS			STOCK AWARDS
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)		Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Thomas J. Shaw
President and CEO
(principal executive
officer)

Douglas W. Cowan
Vice President, CFO
(principal financial
officer)

Steven R. Wisner	2,500	$6,750	(1)
Executive Vice President,
Engineering and
Production

Michele M. Larios
Vice President,
General Counsel

Russell B. Kuhlman
Vice President, Sales

(1)             This value is calculated by subtracting the cost to purchase the shares via exercise of the option ($2,500) from the market price of the underlying securities (based on the closing price of $3.70 on the date of exercise).

Pension benefits

The Company does not have a pension plan other than the 401(k) plan available to all employees.

401(k) Plan

We implemented an employee savings and retirement plan (the “401(k) Plan”) in 2005 that is intended to be a tax-qualified plan covering substantially all employees.  Under the terms of the 401(k) Plan, employees may elect to contribute up to 90% of their compensation, or the statutory prescribed limit, if less.  We may, at our discretion, match employee contributions.  As of December 31, 2006, we made no matching contributions.

NON-QUALIFIED DEFERRED COMPENSATION

The Company does not have a Non-Qualified Deferred Compensation plan.

Potential Payments Upon Termination or Change in Control

The following table identifies the types and amounts of payments that shall be made to Mr. Thomas Shaw, our Chief Executive Officer, in the event of a termination of his employment or a change in control of the Company.  Such payments shall be made by the Company and shall be one-time, lump sum payments.

SUMMARY OF PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Payment Triggering Event	Salary Through Trigger Event Date	Amounts Owed Under Benefit Plans(1)	Pro-Rata Portion of Eligible Bonus	A Payment Equal to the Greater of Salary Through Trigger Date or for 24 Months	Payment Equal to 90 Days’ Salary	Value of Payments(2)
Death	x	x	x	—

Disability	x	x	x	800,000		800,000

Termination With Cause	x		x	—

Termination Without Cause	x	x	x	800,000		800,000

Resignation (Other Than After a Change in Control)	x	x	x	—	98,630	98,630

Resignation (After a Change in Control)	x	x	x	800,000		800,000

(1)             Mr. Shaw participates in the Company’s benefit plans which do not discriminate in scope, terms, or operation in favor of executive officers.  Such plans are generally available to all salaried employees.  Accordingly, the value of such payments is not included in the “Value of Payments” column.

(2)             This value does not include payments under the Company’s benefit plans for reasons set forth in footnote 1 above.  In addition, it does not include a value for a bonus as bonuses are authorized only periodically and there is currently no authorized bonus program.  Furthermore, Mr. Shaw has never been given a bonus.  In addition, this value assumes that the triggering event occurred on December 29, 2006.  Authorized payments under the Agreement are also capped to one dollar less than the amount that would cause Mr. Shaw to be the recipient of a parachute payment under Section 280G(b) of the Internal Revenue Code of 1986.

Mr. Shaw is obligated under the Agreement for one year not to compete with the Company, to recruit or attempt to recruit our employees or to solicit our customers or accounts or otherwise to make known our customers and accounts to others unless his termination was without cause or occurs after a change in control.

COMPENSATION OF DIRECTORS

The following table identifies the types and amounts of compensation earned by our Directors (with the exception of those that are named Executive Officers as described in footnote 1 to the table) in the last Fiscal Year:

2006 DIRECTOR COMPENSATION TABLE

Name (a)(1)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)(2)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)		Total ($) (j)
Marco Laterza	$2,500		—					$2,500
Marwan Saker	$1,500		—					$1,500
Pattie S. King, Former Director	$1,000		—			$139,882	(3)	$140,882
Jimmie Shiu	$2,500		—					$2,500
Clarence Zierhut	$2,500		—					$2,500

(1)             Messrs. Thomas J. Shaw, Douglas W. Cowan and Steven Wisner are Named Executive Officers who are also Directors.  Their compensation is reflected in the Summary Compensation and other tables presented earlier.  Mr. Kuhlman, a former Director, is also included in the prior disclosures as a Named Executive.

(2)             The following identifies the aggregate number of option awards outstanding for each of the above persons as of year end:

OPTIONS HELD BY DIRECTORS AT FISCAL YEAR END 2006

Director	No. Awards Outstanding	No. Shares Underlying Option Awards	No. Shares Currently Underlying Exercisable Options
Marco Laterza	0	0	NA
Marwan Saker	5	106,000	106,000
Patti King, Former Director	0	0	NA
Jimmie Shiu	5	255,000	255,000
Clarence Zierhut	6	56,000	56,000

(3)             Ms. Patti King, a former Director, has also received $139,882 in payments in 2006 for her services as a consultant.  Only a fraction of these payments were incurred during her tenure as director in 2006.

Narrative Explanation of 2006 Director Compensation Table and Supplementary Options Table

In 2006 we paid each non-employee Director a fee of $500 per meeting and reimbursed travel expenses.  In the past, we have granted to each Director (except Mr. Shaw) stock options for Common Stock. We do not pay any additional amounts for committee participation or special assignment.

Generally, employee Directors are compensated as discussed in the Compensation Discussion Analysis.  However, one employee, Mr. Thomas J. Shaw, our President and CEO, is compensated pursuant to an employment agreement.  Please see the Compensation Discussion Analysis for an in depth summary of the terms of such agreement.

Compensation Committee Interlocks and Insider Participation

The Compensation and Benefits Committee is currently composed of Messrs. Clarence Zierhut and Marco Laterza and Jimmie Shiu, M.D.  From January 2006 through May 9, 2006, Ms. Patti King served on the committee instead of Dr. Shiu.  Dr. Shiu was appointed to the committee on August 8, 2006.  Each of these current and former members of this committee is/was an independent Board member at the time of their service on the committee and none have ever been employees.  Ms. King currently serves the Company as an employee.  However, she was not compensated in excess of $60,000 until after resignation from the Board of Directors.

There are no interlocking Directors or executive officers between our Company and any other public Company.  Accordingly, none of our executive officers or Directors served as a Director for another entity one of whose executives or Directors served on our Board of Directors.

Compensation Committee Report

The Compensation and Benefits Committee has reviewed and discussed the Compensation Discussion and Analysis with Management and, based on the review and discussions, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

The Compensation and Benefit Committee’s members’ names are Mr. Clarence Zierhut, Mr. Marco Laterza, and Jimmie Shiu, M.D.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information relating to our equity compensation plans as of December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,710,995	$8.67	2,289,005

Equity compensation plans not approved by security holders*	286,000	$7.56	N/A

Total	2,996,995	N/A	2,289,005

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of March 1, 2007, for each person known by us to own beneficially 5 percent or more of the voting capital stock. Each shareholder identified in the table possesses sole voting and investment power with respect to his or her shares except as noted below.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common Stock
	Thomas J. Shaw(2) 511 Lobo Lane, P.O. Box 9 Little Elm, TX 75068-0009	11,280,000	47.5	%(2)
	Suzanne M. August(3) 5310 Buena Vista Drive Frisco, TX 75034	2,800,000	0	%(3)
	Lillian E. Salerno(4) 432 Edwards Lewisville, TX 75067	2,494,500	10.5%
Class B Stock
	Thomas J. Shaw	80,000	3.3%
	Lillian E. Salerno	12,500	Less than 1%

(1)             The percentages of Common Stock are based on 23,766,664 shares of Common Stock equivalents consisting of 23,674,164 shares of Common Stock outstanding and 92,500 shares of Preferred Stock convertible by the above persons within 60 days of this Report. The percentages of Class B Stock are based on 2,381,166 shares of Class B Stock outstanding.

(2)             80,000 of the shares identified as Common Stock are preferred shares which are eligible for conversion into Common Stock within 60 days of the Report.  2,800,000 of the shares are owned by Ms. Suzanne August (see footnote 3) but are controlled by Mr. Shaw, pursuant to a Voting Agreement.  These shares are permanently controlled by Mr. Shaw until such time as they are sold by Ms. August.  These shares are included in calculating Mr. Shaw’s Common Stock equivalents and percentages in the above table.

(3)             Ms. August’s 2,800,000 shares are controlled by Mr. Thomas J. Shaw, pursuant to a voting agreement.  See footnote 2 for a more detailed explanation.  Accordingly, they are also included in the Common Stock equivalents and percentages for Thomas Shaw in the above table.

(4)             12,500 of the shares identified as Common Stock are preferred shares which are eligible for conversion into Common Stock within 60 days of the Report.

There are no arrangements the operation of which would result in a change in control of the Company other than the fact that Ms. August’s shares shall cease to be controlled by Mr. Shaw under their Voting Agreement upon their sale to a third party.

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common Stock
As a Group	Officers and Directors	12,761,500	52.81%
As Individuals	Thomas J. Shaw(2)	11,280,000	46.68%
	Marwan Saker(3)	461,000	1.90%
	Clarence Zierhut(4)	66,000	Less than 1%
	Douglas W. Cowan(5)	204,000	Less than 1%
	Steve R. Wisner(6)	206,400	Less than 1%
	Jimmie Shiu(7)	320,000	1.32%
	Michele M. Larios(8)	214,100	Less than 1%
	Marco Laterza	10,000	Less than 1%

Class B Stock
As a Group	Officers and Directors	475,000	19.82%
As Individuals	Thomas J. Shaw	80,000	3.34%
	Marwan Saker	355,000	14.81%
	Jimmie Shiu	40,000	1.67%

(1)             The percentages of Common Stock are based on 24,149,164 shares of Common Stock equivalents consisting of 23,674,164 shares of Common Stock outstanding at March 1, 2007, 475,000 shares of Preferred Stock convertible by the above persons and options for the purchase of 1,026,500 shares of Common Stock obtainable by the above persons within 60 days of this Report. The percentages of Class B stock are based on 2,381,166 shares of Class B Stock outstanding.

(2)             80,000 of the shares identified as Common Stock are preferred shares which are eligible for conversion into Common Stock within 60 days of the Report. 2,800,000 of the shares are Common Stock shares owned by Ms. Suzanne August but are controlled by Mr. Shaw, pursuant to a Voting Agreement.  These shares are permanently controlled by Mr. Shaw until such time as they are sold by Ms. August.  These shares are included in calculating Mr. Shaw’s Common Stock equivalents and percentages in the above table.

(3)             355,000 shares identified as Common Stock are preferred shares which are eligible for conversion into Common Stock within 60 days of this Report. The shares are held as follows: Saker Investments holds 15,500 shares of Series IV Stock and 25,000 shares of Series V Stock, Sovana Cayman Islands, Inc. holds 300,000 shares of Series IV Stock, and My Investments holds 14,500 shares of Series IV Stock. Mr. Saker is an Officer or Director and shareholder for each of these companies. The remaining 106,000 shares identified as Common Stock are shares obtainable through the exercise of options held by Mr. Saker within 60 days of the Report

(4)             56,000 of these shares identified as Common Stock are shares acquirable by the exercise of stock options within 60 days of the Report.

(5)             These shares identified as Common Stock are shares acquirable by the exercise of stock options within 60 days of the Report.

(6)             201,400 of these shares identified as Common Stock are shares acquirable by the exercise of stock options within 60 days of the Report.

(7)             255,000 shares identified as Common Stock are shares acquirable through the exercise of options within 60 days of the Report and 40,000 shares are acquirable through conversion of Preferred Stock within 60 days of the Report.

(8)             204,100 of the shares identified as Common Stock are shares acquirable by the exercise of stock options within 60 days of the Report.

Item 13. Certain Relationships and Related Transactions.

Related Party Transactions

We believe that all of the transactions set forth below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. In accordance with our Audit Committee Charter, the Audit Committee has reviewed and approved all related party transactions.  In particular, the Audit Committee reviews all transactions where the amount involved exceeded $120,000.

Thomas J. Shaw, our President and Chief Executive Officer who beneficially owned 35.8% percent of the outstanding Common Stock (and controlled another 11.8% pursuant to a voting agreement with Ms. Suzanne August) as of March 1, 2007, was paid a licensing fee of $500,000 (amortized over 17 years) by us for the exclusive worldwide licensing rights to manufacture, market, sell, and distribute retractable medical safety products. In addition, Mr. Shaw receives a 5 percent royalty on gross sales of all licensed products sold to customers over the life of the technology licensing agreement. Mr. Shaw was paid a royalty of $2,631,955 for 2006.

Director Independence

The Board of Directors has the responsibility for establishing corporate policies and for the overall performance of the Company, although it is not involved in day-to-day operations. Currently, a majority (four of seven) of the Directors serving on our Board of Directors are independent Directors as defined in Section 121(A) of the listing standards of The American Stock Exchange (the “AMEX”). Our current independent Directors are Messrs. Clarence Zierhut, Marwan Saker, Marco Laterza, and Jimmie Shiu, M.D.

The Board, in reviewing the independence of its members, further considered the fact that Ms. Patti King, a former Director, was compensated as a consultant while a Director.  The Board determined that Ms. King was paid less than $60,000 as a consultant while a Director and, accordingly, determined that her independence was not compromised.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES

The aggregate fees billed by CF & Co., L.L.P. for professional services rendered for the audit of the Company’s annual financial statements for 2006 and 2005 and the reviews of the financial statements included in the Company’s Forms 10-Q or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $160,671 and $146,125, respectively.

AUDIT RELATED FEES

The audit related fees for the Form S-8 Registration Statement filed in 2005 were $4,060.   There were no such fees in 2006.

 TAX FEES

The aggregate fees billed by CF & Co., L.L.P. for preparation of federal and state income tax returns and tax consulting costs related to notices from taxing authorities for 2006 and 2005 were $56,118 and $36,360, respectively.

ALL OTHER FEES

There were no fees incurred with any accounting firm other than those mentioned above.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)          1.     Financial Statements:  See Retractable Technologies, Inc. Index to Financial Statements on Page F-12.

Financial Statement Schedules required to be filed: Schedule II—Schedule of Valuation and Qualifying Accounts:  Schedule II—Schedule of Valuation and Qualifying Accounts:

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Provision for Inventories
Fiscal year ended 2004	$97,319	$—	$—	$97,319
Fiscal year ended 2005	$97,319	$25,273	$(11,296)	$111,296
Fiscal year ended 2006	$111,296	$—	$(61,296)	$50,000

Provision for Accounts Receivables
Fiscal year ended 2004	$146,452	$50,000	$(132)	$196,320
Fiscal year ended 2005	$196,320	$70,854	$—	$267,174
Fiscal year ended 2006	$267,174	$—	$180,144	$87,030

Deferred tax valuation
Fiscal year ended 2004	$13,679,891	$—	$(13,679,891)	$—
Fiscal year ended 2005	$—	$99,280	$—	$99,280
Fiscal year ended 2006	$99,280	$541,143	$—	$640,423

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.                                       Exhibits:

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the Commission.

 (b)          EXHIBITS

Exhibit No.	Description of Document
3(i)	Third Amended and Restated Articles of Incorporation of RTI filed on November 1, 2004*

3(ii)	Amended and Restated Bylaws of RTI dated as of the 12th day of July, 2004**

10.1	Sample United States Distribution Agreement***

10.2	Sample Foreign Distribution Agreement***

10.3	Employment Agreement between RTI and Thomas J. Shaw dated as of September 28, 1999 *** (This is a management compensation contract.)

10.4	Technology License Agreement between Thomas J. Shaw and RTI dated the 23rd day of June 1995***

Exhibit No.	Description of Document
10.5	Loan Agreement among RTI, Katie Petroleum and Thomas J. Shaw as of the 30th day of September, 2002 and Promissory Note****

10.6	RTI’s 1999 Stock Option Plan***

10.7	First Amendment to 1999 Stock Option Plan**** *

10.8	1996 Incentive Stock Option Plan of RTI***

10.9	1996 Stock Option Plan for Directors and Other Individuals***

10.10	Settlement Agreement and Release by and among RTI, Thomas J. Shaw, New Medical Technology, Inc., New Medical Technology, LTD and NMT Group PLC dated effective as of April 27, 2004**** **

10.11	Covenant Not to Sue between Thomas J. Shaw and Retractable Technologies, Inc.**

10.12	Settlement Agreement and Release between Retractable Technologies, Inc. and Becton Dickinson and Company, Inc. dated effective July 2, 2004†

10.13	License Agreement by and between RTI and Baiyin Tonsun Medical Device Co., Ltd. dated as of May 13, 2005††

23	Consent of Independent Registered Public Accounting Firm††††

31.1	Certification of Principal Executive Officer††††

31.2	Certification of Principal Financial Officer††††

32	Section 1350 Certifications††††

*                                         Incorporated herein by reference to RTI’s Form 10-Q filed on November 14, 2005

**                                  Incorporated herein by reference to RTI’s Form 10-QSB filed on August 16, 2004

***                           Incorporated herein by reference to RTI’s Registration Statement on Form 10-SB filed on June 23, 2000

****                    Incorporated herein by reference to RTI’s Form 8-K filed on October 10, 2002

*****             Incorporated herein by reference to RTI’s Form 10-KSB filed on March 31, 2003

******      Incorporated herein by reference to RTI’s Form 8-K filed on April 29, 2004

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

RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

By:	/s/ Thomas J. Shaw
THOMAS J. SHAW
CHAIRMAN, PRESIDENT, AND
CHIEF EXECUTIVE OFFICER

Date:	April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven R. Wisner
Steven R. Wisner
Executive Vice President, Engineering &
Production and Director

April 2, 2007

/s/ Douglas W. Cowan
Douglas W. Cowan
Vice President, Chief Financial Officer, Treasurer, and Director

April 2, 2007

/s/ Clarence Zierhut
Clarence Zierhut
Director

April 2, 2007

/s/ Jimmie Shiu
Jimmie Shiu
Director

April 2, 2007

/s/ Marco Laterza
Marco Laterza
Director

April 2, 2007

Marwan Saker
Director

April 2, 2007