Form 10-Q
period 2007-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2007-05-15
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,739,164 shares of Common Stock, no par value, issued and outstanding on May 1, 2007.

PART I-FINANCIAL INFORMATION

Item 1.        Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$45,302,332	$46,814,689
Accounts receivable, net	2,550,762	1,956,756
Inventories, net	6,989,837	6,385,780
Income taxes receivable	2,357,811	2,355,732
Other current assets	336,372	267,707
Total current assets	57,537,114	57,780,664

Property, plant, and equipment, net	12,041,764	12,212,140
Intangible assets, net	376,401	279,846
Other assets	508,898	522,294
Total assets	$70,464,177	$70,794,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,591,786	$4,247,630
Current portion of long-term debt	281,075	261,905
Accrued compensation	632,041	472,573
Dividends payable	979,193	—
Marketing fees payable	1,419,760	1,419,760
Accrued royalties to a shareholder	442,155	2,755
Other accrued liabilities	499,587	440,253
Current deferred tax liability	39,159	45,697
Total current liabilities	9,884,756	6,890,573

Long-term debt, net of current maturities	4,054,542	4,137,231
Long-term deferred tax liability	51,290	56,828
Total liabilities	13,990,588	11,084,632

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	144,000	164,000
Series II, Class B	224,700	224,700
Series III, Class B	135,245	135,245
Series IV, Class B	553,500	553,500
Series V, Class B	1,338,721	1,363,721
Common stock, no par value	—	—
Additional paid-in capital	53,793,468	54,709,108
Retained earnings	283,955	2,560,038
Total stockholders’ equity	56,473,589	59,710,312
Total liabilities and stockholders’ equity	$70,464,177	$70,794,944

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Sales, net	$5,773,823	$3,881,805
Reimbursed discounts	—	1,640,925
Total sales	5,773,823	5,522,730
Cost of sales
Cost of manufactured product	4,074,914	3,241,962
Royalty expense to shareholder	439,400	369,228
Total cost of sales	4,514,314	3,611,190
Gross profit	1,259,509	1,911,540

Operating expenses:
Sales and marketing	1,341,922	1,113,006
Research and development	182,035	315,195
General and administrative	2,476,038	1,723,771
Total operating expenses	3,999,995	3,151,972
Loss from operations	(2,740,486)	(1,240,432)

Interest and other income	541,197	462,197
Interest expense, net	(76,794)	(110,707)
Net loss before income taxes	(2,276,083)	(888,942)
Benefit for income taxes	—	(289,004)
Net loss	(2,276,083)	(599,938)
Preferred stock dividend requirements	(355,051)	(367,078)
Loss applicable to common shareholders	$(2,631,134)	$(967,016)

Loss per share - basic and diluted	$(0.11)	$(0.04)

Weighted average common shares outstanding	23,676,664	23,521,551

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Cash flows from operating activities
Net loss	$(2,276,083)	$(599,938)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities
Depreciation and amortization	363,430	346,768
Capitalized interest	(52,002)	(11,110)
Stock option compensation	6,478	166,306
Provisions for doubtful accounts	—	46,689
Accreted interest	31,836	36,114
Deferred income taxes	—	28,232
Change in assets and liabilities:
Increase in inventories	(604,057)	(156,012)
(Increase) decrease in accounts receivable	(594,006)	537,145
Increase in income taxes receivable	(2,079)	(355,440)
Increase in other current assets	(68,665)	(164,753)
Increase in accounts payable	1,344,156	35,774
Increase (decrease) in other accrued liabilities	658,202	(162,961)
Net cash used by operating activities	(1,192,790)	(253,186)

Cash flows from investing activities
Purchase of property, plant, and equipment	(116,794)	(569,704)
Acquisitions of patents, trademarks, licenses and intangibles	(107,418)	—
Net cash used by investing activities	(224,212)	(569,704)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(95,355)	(135,285)
Proceeds from the exercise of stock options	—	5,500
Net cash used by financing activities	(95,355)	(129,785)
Net decrease in cash and cash equivalents	(1,512,357)	(952,675)

Cash and cash equivalents at:
Beginning of period	46,814,689	52,513,935
End of period	$45,302,332	$51,561,260

Supplemental disclosures of cash flow information:
Interest paid	$96,960	$102,275
Income taxes paid	$—	$38,829

Supplemental schedule of noncash financing activities:
Preferred dividends declared	$979,193	$—

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.                     BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

Business of the Company

Retractable Technologies, Inc. (the “Company”) was incorporated in Texas on May 9, 1994, to design, develop, manufacture and market safety syringes and other safety medical products for the healthcare profession. The Company began to develop its manufacturing operations in 1995. The Company’s manufacturing and administrative facilities are located in Little Elm, Texas. The Company’s primary products are the VanishPoint® syringe in the 1cc, 3cc, 5cc and 10cc sizes, blood collection tube holders, allergy trays, and IV catheters.  The Company has conducted preliminary clinical evaluations and worked with national distributors to encourage healthcare facilities to transition from the use of standard syringes to the VanishPoint® syringe.

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements filed in Form 10-K on April 2, 2007, for the year ended December 31, 2006.

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

Concentration risks

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Cash balances, some of which exceed the federally insured limits, are maintained in financial institutions; however, management believes the institutions are of high credit quality. The majority of accounts receivable are due from companies that are well-established entities. As a consequence, management considers any exposure from concentrations of credit risks to be limited.

The Company manufactures syringes in Little Elm, Texas as well as utilizing a manufacturer in China.  During the first three months of 2007, approximately 80.6% of the units were produced in China.

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

Marketing fees

The Company paid Abbott Laboratories, Inc.  (“Abbott”) marketing fees for services they provided. The contracted services were to include participation in promotional activities, development of educational and promotional materials, representation at trade shows, clinical demonstrations, inservicing and training, and tracking reports detailing the placement of the Company’s products to end-users. Marketing fees were accrued at the time of the sale of product to Abbott. These fees were paid after Abbott provided the Company a tracking report of product sales to end-users. These costs were included in Sales and marketing expense in the Statements of Operations. No marketing fees have been accrued since October 15, 2003, the date the National Marketing and Distribution Agreement with Abbott was terminated. The Company has a lawsuit against Abbott that will proceed in court and not in arbitration as argued by the defendant.

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

Income taxes

The Company provides for deferred income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such basis differences reverse in future periods. Deferred tax assets are periodically reviewed for realizability. The Company has established a valuation allowance for its net deferred tax assets as future taxable income cannot be reasonably assured.

Earnings per share

The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share.  Basic earnings per share is computed by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  The Company’s potentially dilutive Common Stock equivalents consist of options, convertible debt and convertible Preferred Stock and are all antidilutive for the three months ended March 31, 2007 and 2006.  Accordingly, basic loss per share is equal to diluted earnings per share.

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

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS No. 123 R”), Share-Based Payment, effective January 1, 2006.  It did not have a material impact on the financial statements of the Company.  In accordance with the disclosure requirements of SFAS No. 123 R, the Company incurred the following share-based compensation costs:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Cost of sales	$6,648	$26,291
Sales and marketing	3,086	46,318
Research and development	(7,863)	4,625
General and administrative	4,607	89,072
	$6,478	$166,306

3.     INVENTORIES

Inventories consist of the following:

	March 31, 2007	December 31, 2006
Raw materials	$1,716,535	$1,546,288
Finished goods	5,323,302	4,889,492
	7,039,837	6,435,780
Inventory reserve	(50,000)	(50,000)
	$6,989,837	$6,385,780

4.     INCOME TAXES

The Company’s effective tax rates (a benefit for the three months ended March 31, 2006) on the net loss before income taxes were 0.0% and 32.5% for the three months ended March 31, 2007 and 2006, respectively.  The effective rates differ from the expected rates due to stock option activity, meals and entertainment, changes in the valuation allowance, and other items that were nondeductible for income tax purposes.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 is effective for years beginning after December 15, 2006. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires that a company evaluate whether it is “more-likely-than-not” that a tax position will be sustained based upon the technical merits of the position.  Measurement of the tax position is based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company adopted FIN 48 on January 1, 2007.   FIN 48 had no material effect on the financial statements upon adoption.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, our ability to maintain liquidity, our maintenance of patent protection, the impact of current litigation, the impact of dramatic increases in demand, our ability to quickly increase capacity in the event of a dramatic increase in demand, our ability to access the market, our ability to decrease production costs, our ability to continue to finance research and development as well as operations and expansion of production, the recently increased interest of larger market players, specifically Becton Dickinson & Co., Inc. (“BD”), in providing safety needle devices, and other factors listed in Item 1A Risk Factors. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. Variances have been rounded for ease of reading. All period references are to the periods ended March 31, 2007 or 2006.

OVERVIEW

     We have been manufacturing and marketing our products since 1997. Our products have been and continue to be distributed nationally through numerous distributors. However, we have been blocked from access to the market by exclusive marketing practices engaged in by BD, who dominates the market. We believe that its monopolistic business practices continue despite its paying $100 million to settle a lawsuit with the Company for anticompetitive practices, business disparagement, and tortious interference. Although we have made limited progress in some areas, such as the alternate care and international markets, our volumes are not as high as they should be given the nature and quality of our product, the federal and state legislation requiring use of safe needle devices, and various Senate Subcommittee hearings on Group Purchasing Organizations (“GPOs”). We continue to pursue various strategies to have better access to the hospital market, as well as other markets, including attempting to gain access to the market through our sales efforts and innovative technology. In the event we continue to have only limited market access and the cash provided by the litigation settlements and generated from operations becomes insufficient, the Company would take cost cutting measures to reduce cash requirements. Such measures could result in reduction of units being produced, reduction of workforce, reduction of salaries of officers and other nonhourly employees, and deferral of royalty payments to Thomas Shaw.

We are focusing on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer our technology at a reduced price.  We believe our current capitalization provides the resources necessary to implement these changes and greatly improve our manufacturing capacity and efficiency, thereby reducing our unit cost. We are also marketing more product internationally. In 2004, 2005 and 2006, we were awarded a federal contract to supply syringes to various African countries. The first award from PATH was for 1,530,000 units. The second award was for 11,700,000 units. For the third year, the Company was awarded a contract for 16,400,000 units.  Shipments of the products are generally filled over multiple quarters due principally to logistical requirements for the orders. We are hopeful that these awards will continue to increase under this program.

Product purchases from Double Dove, a Chinese manufacturer, have enabled us to increase manufacturing capacity with little capital outlay and provided a competitive manufactured cost. Double Dove manufactured, in the first three months of 2007, approximately 80.6% of the units produced by the Company.  These purchases have improved profit margins in spite of limited revenues. The cost of production per unit has generally declined as volumes increased.

We also have a license agreement with BTMD, a Chinese company.  The factory, assembly equipment, and the related infrastructure are substantially complete for some products.  We continue to expect a royalty stream in 2007, pending BTMD’s receipt of all necessary government approvals.

Historically, unit sales have increased in the latter part of the year due, in part, to the demands for syringes during the flu season.

Comparison of Three Months Ended

March 31, 2007, and March 31, 2006

Domestic sales accounted for 70.8% and 90.6% of the revenues for the three months ended March 31, 2007 and 2006, respectively. International sales accounted for the remaining revenues. Domestic revenues decreased 18.3%, principally due to lower domestic pricing in some markets, and international revenues increased 224.7%, due primarily to PATH shipments.  The timing of the PATH shipments will vary from quarter to quarter. Overall, unit sales increased 61.5%. Domestic unit sales increased 10.1% and international sales increased 282.1%. Domestic unit sales were 55.3% of total unit sales for the three months ended March 31, 2007.

Gross profit decreased primarily due to lower average selling prices due to higher volume of international sales and lower average sale prices in domestic markets.  The average cost of manufactured product sold per unit decreased by 22.2%.  Profit margins can fluctuate depending upon, among other things, the cost of product manufactured and the capitalized cost of product recorded in inventory, as well as product sales mix.  The lower cost in ending inventory at March 31, 2007, should have a continuing positive effect on profit margins for the second quarter.  Royalty expense increased due to higher gross sales.

The Company had offered certain discounts to participating facilities through December 31, 2006.  It was reimbursed up to a cumulative amount of $8.0 million under a litigation settlement agreement. Cumulative reimbursements of $8.0 million were recorded through September 30, 2006. The Company continued offering such discounts to participating facilities through the end of the year. The discount program ended December 31, 2006.

Operating expenses increased 26.9%. The increase in expense for Sales and marketing was attributable primarily to compensation costs, travel and entertainment, and consulting.  The increase was mitigated by a reduction in marketing expenses. The decrease in Research and development costs was due principally to decreased cost related to engineering samples, consulting, and compensation costs. General and administrative costs increased due to additional legal expense.  Compensation expense and office expense for general and administrative cost also increased, mitigated by reduced travel and entertainment cost and lower bad debt expense.  All departments experienced a reduction in stock option expense.

Loss from operations increased due principally to lower gross profit margins and higher operating expenses.

The Company’s effective tax rates (a benefit for the three months ended March 31, 2006) on the net loss before income taxes were 0.0% and 32.5% for the three months ended March 31, 2007 and 2006, respectively.  The effective tax rate for the three months ended March 31, 2007, was zero due to the fact that all tax benefits have been fully reserved.

The Company’s balance sheet remains strong with cash making up 64.3% of total assets.  Working capital was $47.7 million at March 31, 2007, a decrease of $3.2 million from December 31, 2006.  The current ratio was 8.4 at December 31, 2006, and 5.8 at March 31, 2007.  The quick ratio decreased from 7.5 at December 31, 2006, to 5.1 at March 31, 2007.  These indicators continue to demonstrate a strong financial position.  The liability for Accrued royalties to a shareholder was lower at the end of the year due to the payment of the fourth quarter royalties before the end of the year.  This allowed the Company to include that payment as a loss carryback in 2006.

Approximately $1.2 million in cash flow was used by operating activities.  The remaining uses of cash were for capital costs incurred for the acquisition of plant, property and equipment and intangible assets, and the repayment of long-term debt.

LIQUIDITY AND FUTURE CAPITAL REQUIREMENTS

Historical Sources of Liquidity

We have historically funded operations primarily from proceeds from private placements, loans, and litigation efforts. We were capitalized with approximately $52.6 million raised from six separate private placement offerings. We also funded operations through loans aggregating over $15.0 million. We received cash payments of $88.5 million and discount reimbursements of $8.0 million from litigation settlements.

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

The mix of domestic and international sales affects the average sales price of our products. Generally, the higher the ratio of domestic sales to international sales, the higher the average sales price will be. Typically international sales are shipped directly from China. Purchases of product manufactured in China, if available, usually decrease the average cost of manufacture for all units as domestic costs, such as indirect labor and overhead, remain relatively constant. The number of units produced by the Company and manufactured in China can have a significant effect on the carrying costs of inventory as well as cost of sales. The Company will continue to evaluate the appropriate mix of products manufactured domestically and those manufactured in China to achieve economic benefits as well as to maintain our domestic manufacturing capability. Currently, approximately 19.4% of our syringes are produced domestically.

Seasonality

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.

Licensing Agreement

We entered into a License Agreement with BTMD as of May 13, 2005, which was approved by the People’s Republic of China (the “PRC”) on August 1, 2005. We have granted to BTMD a limited exclusive license to manufacture and a limited exclusive right to sell syringes in the PRC having retractable needles that incorporate our technology for a term of three years. This License Agreement is subject to the Technology License Agreement dated June 23, 1995, between Mr. Thomas J. Shaw, our founder and CEO, as licensor and the Company, as licensee. Accordingly, Mr. Shaw will receive 5% of the licensing proceeds we receive. BTMD has agreed to manufacture and sell these products in the PRC and to pay us a quarterly royalty of two and one-half cents per unit on 1/2 cc, 3 cc, and 5 cc syringes and a royalty of three and one-half cents per unit on 1 cc and 10 cc syringes.  The factory, assembly equipment, and the related infrastructure are substantially complete for some products.  We continue to expect a royalty stream in 2007, pending BTMD’s receipt of all necessary government approvals.

The obligation to pay the royalties continues even if any and all of our patent rights in the PRC are found to be invalid or unenforceable for any reason. We have the right, but not the obligation, to terminate the agreement if we have not received certain royalty payments. We had the right to terminate the agreement in 2006 because we did not receive royalty payments for at least 25,000,000 units. We have the right to terminate the agreement if we do not receive royalty payments for at least 50,000,000 units in 2007 or 100,000,000 units per year for each year thereafter. We have not received royalties under this agreement; however, we do not plan to terminate the agreement at this time and will continue to work with BTMD to facilitate production.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4.        Controls and Procedures.

Pursuant to paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) and on May 10, 2007, our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, and concluded that, as of March 31, 2007, and based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, there were no significant deficiencies in these procedures. The CEO and CFO concluded that our disclosure controls and procedures are effective.

There have been no material changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the first fiscal quarter or in any other factor that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1A.     Risk Factors.

There were no material changes in Risk Factors applicable to the Company as set forth in our Form 10-K annual report for 2006 which was filed on April 2, 2007, and which is available on EDGAR, other than the following:

Most international sales are filled by production from Double Dove.  In the event that we were unable to purchase such product from Double Dove, we would need to find an alternative supplier to avoid a disruption in supply.    For the first quarter of 2007, approximately 80.6% of our production was provided by Double Dove.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Working Capital Restrictions and Limitations on the Payment of Dividends

$1,060,000 in cash is being held for payment of declared dividends to Series I and Series II Class B Convertible Preferred shareholders.  This dividend shall be paid on July 24, 2007.

The certificates of designation for each of the outstanding series of Class B Convertible Preferred Stock each provide that, if a dividend upon any shares of Preferred Stock is in arrears, no dividends may be paid or declared or any other distribution made upon any stock ranking junior to such stock and generally no such junior stock may be redeemed.

We maintain cash for use as collateral for letters of credit we provide from time to time to enable, among other things, the purchase of product from China. As of March 31, 2007, we had no funds held as restricted cash for such purposes. The Board of Directors has authorized management to borrow and incur indebtedness in the form of letters of credit in an aggregate amount, at any one time, of $5,000,000.

Item 3.        Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

As of the three months ended March 31, 2007, the amount of dividends in arrears is $19,000 and the total arrearage is $245,000.   This amount will be included in the dividend payment to be made on July 24, 2007.

Series II Class B Convertible Preferred Stock

As of the three months ended March 31, 2007, the amount of dividends in arrears is $56,000 and the total arrearage is $734,000. This amount will be included in the dividend payment to be made on July 24, 2007.

Series III Class B Convertible Preferred Stock

As of the three months ended March 31, 2007, the amount of dividends in arrears is $34,000 and the total arrearage is $2,887,000.

Series IV Class B Convertible Preferred Stock

As of the three months ended March 31, 2007, the amount of dividends in arrears is $138,000 and the total arrearage is $6,062,000.

Series V Class B Convertible Preferred Stock

As of the three months ended March 31, 2007, the amount of dividends in arrears is $108,000 and the total arrearage is $2,590,000.

Item 5.        Other Information.

The 2007 annual meeting shall be held on September 28, 2007, at 10:00 a.m. at Little Elm City Hall; 100 West Eldorado Parkway; Little Elm, Texas, 75068.

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

DATE: May 15, 2007	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN
VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER