Form 10-Q
period 2007-06-30
RETRACTABLE TECHNOLOGIES INC
filed 2007-08-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2007

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-30885

Retractable Technologies, Inc.
(Exact name of registrant as specified in its charter)

Texas	75-2599762
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

511 Lobo Lane
Little Elm, Texas	75068-0009
(Address of principal executive offices)	(zip code)

(972) 294-1010
(Registrant’s telephone number, including area code)

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]     No [ x ]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,744,164 shares of Common Stock, no par value, issued and outstanding on August 1, 2007.

PART I-FINANCIAL INFORMATION

Item 1.        Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	June 30, 2007	December 31,
	(unaudited)	2006

ASSETS
Current assets:
Cash and cash equivalents	$40,955,507	$46,814,689
Accounts receivable, net	2,238,778	1,956,756
Inventories, net	8,119,019	6,385,780
Income taxes receivable	2,357,811	2,355,732
Other current assets	762,772	267,707
Total current assets	54,433,887	57,780,664

Property, plant, and equipment, net	11,853,857	12,212,140
Intangible assets, net	389,520	279,846
Other assets	507,896	522,294
Total assets	$67,185,160	$70,794,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,077,647	$4,247,630
Current portion of long-term debt	306,235	261,905
Accrued compensation	534,766	472,573
Dividends payable	1,053,544	—
Marketing fees payable	1,419,760	1,419,760
Accrued royalties to a shareholder	403,925	2,755
Other accrued liabilities	532,544	440,253
Current deferred tax liability	21,976	45,697
Total current liabilities	8,350,397	6,890,573

Long-term debt, net of current maturities	3,970,857	4,137,231
Long-term deferred tax liability	56,827	56,828
Total liabilities	12,378,081	11,084,632

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	144,000	164,000
Series II, Class B	224,700	224,700
Series III, Class B	130,245	135,245
Series IV, Class B	553,500	553,500
Series V, Class B	1,288,721	1,363,721
Common stock, no par value	—	—
Additional paid-in capital	53,785,764	54,709,108
Retained earnings (deficit)	(1,319,851)	2,560,038
Total stockholders’ equity	54,807,079	59,710,312
Total liabilities and stockholders’ equity	$67,185,160	$70,794,944

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Sales, net	$5,274,982	$5,301,445	$11,048,805	$9,183,250
Reimbursed discounts	—	2,135,161	—	3,776,086
Total sales	5,274,982	7,436,606	11,048,805	12,959,336
Cost of sales
Cost of manufactured product	2,728,087	4,240,364	6,803,001	7,482,326
Royalty expense to shareholders	403,925	472,438	843,325	841,666
Total cost of sales	3,132,012	4,712,802	7,646,326	8,323,992
Gross profit	2,142,970	2,723,804	3,402,479	4,635,344

Operating expenses:
Sales and marketing	1,349,080	1,464,939	2,691,002	2,577,945
Research and development	239,680	181,208	421,715	496,403
General and administrative	2,512,316	1,843,054	4,988,354	3,566,825
Total operating expenses	4,101,076	3,489,201	8,101,071	6,641,173
Loss from operations	(1,958,106)	(765,397)	(4,698,592)	(2,005,829)

Interest and other income	448,698	488,878	989,895	951,075
Interest expense, net	(94,398)	(127,984)	(171,192)	(238,691)
Net loss before income taxes	(1,603,806)	(404,503)	(3,879,889)	(1,293,445)
Benefit for income taxes	—	(201,195)	—	(490,199)
Net loss	(1,603,806)	(203,308)	(3,879,889)	(803,246)
Preferred stock dividend requirements	(349,200)	(364,104)	(704,251)	(731,182)
Loss applicable to common shareholders	$(1,953,006)	$(567,412)	$(4,584,140)	$(1,534,428)

Loss per share – basic and diluted	$ (0.08)	$ (0.02)	$ (0.19)	$ (0.07)

Weighted average common shares outstanding	23,731,664	23,594,117	23,704,164	23,557,834

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cash flows from operating activities
Net loss	$(3,879,889)	$(803,246)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	721,889	754,470
Capitalized interest	(91,394)	(27,686)
Stock option compensation	6,478	337,065
Provisions for doubtful accounts	2,242	54,969
Accreted interest	62,547	71,193
Deferred income taxes	—	(29,550)
(Increase) decrease in assets
Inventories	(1,733,239)	179,259
Accounts receivable	(284,261)	(460,173)
Income taxes receivable	(2,079)	(551,759)
Other current assets	(495,065)	(35,073)
Increase (decrease) in liabilities
Accounts payable	(169,983)	(26,667)
Other accrued liabilities	555,652	(75,287)
Net cash used by operating activities	(5,307,102)	(612,485)

Cash flows from investing activities
Purchase of property, plant, and equipment	(236,090)	(842,700)
Acquisitions of patents, trademarks, licenses and intangibles	(131,400)	(4,576)
Net cash used by investing activities	(367,490)	(847,276)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(184,590)	(193,279)
Proceeds from the exercise of stock options	—	74,780
Net cash used by financing activities	(184,590)	(118,499)
Net decrease in cash and cash equivalents	(5,859,182)	(1,578,260)

Cash and cash equivalents at:
Beginning of period	46,814,689	52,513,935
End of period	$40,955,507	$50,935,675

Supplemental disclosures of cash flow information:
Interest paid	$ 200,038	$ 266,377
Income taxes paid	$ —	$ 38,829

Supplemental schedule of noncash financing activities
Preferred dividends declared	$1,053,544	$ —

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

Concentration risks

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Cash balances, some of which exceed federally insured limits, are maintained in financial institutions; however, management believes the institutions are of high credit quality. The majority of accounts receivable are due from companies which are well-established entities. As a consequence, management considers any exposure from concentrations of credit risks to be limited.

The Company manufactures syringes in Little Elm, Texas as well as utilizing a manufacturer in China.  During the first six months of 2007, approximately 74.5% of the units were produced in China.

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

Earnings per share

The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share.  Basic earnings per share is computed by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  The Company’s potentially dilutive Common Stock equivalents consist of options, convertible debt and convertible Preferred Stock and are all antidilutive for the three and six months ended June 30, 2007 and 2006.  Accordingly, basic loss per share is equal to diluted earnings per share.

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

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS No. 123 R”), Share-Based Payment, effective January 1, 2006.  It did not have a material impact on the financial statements of the Company.  In accordance with the disclosure requirements of SFAS No. 123 R, the Company incurred the following share-based compensation costs:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Cost of sales	$ —	$30,744	$6,648	$54,615

Sales and marketing	—	46,318	3,086	92,637

Research and development	—	4,625	(7,863)	9,249

General and administrative	—	89,072	4,607	178,144
	$ —	$170,759	$6,478	$334,645

3.      INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2007	2006

Raw materials	$1,600,092	$1,546,288
Finished goods	6,568,927	4,889,492
	8,169,019	6,435,780
Inventory reserve	(50,000)	(50,000)
	$8,119,019	$6,385,780

4.      INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was zero percent for 2007.  The Company’s effective tax rates on the net loss before income taxes, a benefit in 2006, were 49.7% and 37.9% for the three and six months ended June 30, 2006, respectively.  The effective rates in 2006 differed from the expected rates due to a reduction in the 2006 valuation allowance for a deferred tax asset attributable to stock options. The tax benefits for 2007 are fully reserved.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, our ability to maintain liquidity, our maintenance of patent protection, the impact of current litigation, the impact of dramatic increases in demand, our ability to quickly increase capacity in the event of a dramatic increase in demand, our ability to access the market, our ability to maintain or lower production costs, our ability to continue to finance research and development as well as operations and expansion of production, the increased interest of larger market players, specifically BD, in providing safety needle devices, and other factors listed in Item 1A Risk Factors. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. Variances have been rounded for ease of reading. All period references are to the periods ended June 30, 2007 or 2006.

OVERVIEW

We have been manufacturing and marketing our products since 1997. Our products have been and continue to be distributed nationally through numerous distributors. However, we have been blocked from access to the market by exclusive marketing practices engaged in by BD, who dominates the market. We believe that its monopolistic business practices continue despite its paying $100 million to settle a lawsuit with the Company for anticompetitive practices, business disparagement, and tortious interference. Although we have made limited progress in some areas, such as the alternate care and international markets, our volumes are not as high as they should be given the nature and quality of our product, the federal and state legislation requiring use of safe needle devices, and various Senate Subcommittee hearings on Group Purchasing Organizations (“GPOs”). We continue to pursue various strategies to have better access to the hospital market, as well as other markets, including attempting to gain access to the market through our sales efforts and innovative technology. In the event we continue to have only limited market access and the cash provided by the litigation settlements and generated from operations becomes insufficient, the Company would take cost cutting measures to reduce cash requirements including, but not limited to, reduction of units being produced, reduction of workforce, reduction of salaries of officers and other nonhourly employees, and deferral of royalty payments.

We have several products under development.  We anticipate that such development may be completed by year end.

We are marketing more product internationally. In 2004, 2005 and 2006, we were awarded a federal contract to supply syringes to various African countries. The first award from PATH was for 1,530,000 units. The second award was for 11,700,000 units. For the third year, the Company was awarded a contract for 16,400,000 units.  Shipments of the products are generally filled over multiple quarters due principally to logistical requirements for the orders. We are hopeful that these awards will continue to increase under this program.

Product purchases from Double Dove, a Chinese manufacturer, have enabled us to increase manufacturing capacity with little capital outlay and provided a competitive manufactured cost. Double Dove manufactured, in the first six months of 2007, approximately 74.5% of the units produced by the Company.  The cost of production per unit has generally declined as volumes increased.

We also have a license agreement with BTMD, a Chinese company. The factory, assembly equipment, and the related infrastructure are substantially complete for some products.  However, there are still manufacturing processes being addressed, and, therefore, we do not believe the required government approvals will be obtained before the end of the year.  Accordingly, we now do not expect the payment of royalties to begin any earlier than 2008.

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.

RESULTS OF OPERATIONS

Comparison of Three Months Ended
June 30, 2007, and June 30, 2006

Domestic sales accounted for 88.3% and 83.6% of the revenues for the three months ended June 30, 2007 and 2006, respectively. International sales accounted for the remaining revenues. Domestic revenues decreased 24.6%, principally due to lower volumes, and international revenues decreased 49.6% due primarily to the timing of the prior PATH shipments.  The average selling price decreased slightly.  Overall, unit sales decreased 25.6%. Domestic unit sales decreased 9.7% and international sales decreased 54.1% primarily due to the timing of the PATH shipments, which fluctuates from quarter to quarter.  Domestic unit sales were 77.9% of total unit sales for the three months ended June 30, 2007.

Gross profit decreased primarily due to lower volumes and lower average selling prices in domestic markets.  The average cost of manufactured product sold per unit decreased by 13.5% due principally to fixed costs being spread over more units produced.  Profit margins can fluctuate depending upon, among other things, the cost of product manufactured and the capitalized cost of product recorded in inventory, as well as product sales mix.  The lower cost in ending inventory at June 30, 2007, should have a continuing positive effect on profit margins for the third quarter.  Royalty expense decreased due to lower gross sales.

The Company had offered certain discounts to participating facilities through December 31, 2006.  It was reimbursed up to a cumulative amount of $8.0 million under a litigation settlement agreement. Cumulative reimbursements of $8.0 million were recorded through September 30, 2006. The Company continued offering such discounts to participating facilities through the end of the year.  The discount program ended December 31, 2006.  Accordingly, no reimbursements of discounts were received for the three months ended June 30, 2007.

Operating expenses increased 17.5% principally due to increased legal expenses which are reflected in General and administrative costs.  Compensation and freight costs for General and administrative expenses also increased, mitigated by reduced stock option expense, repairs and maintenance, and franchise tax.  The decrease in expense for Sales and marketing was attributable primarily to lower cost of samples, travel and entertainment, and stock option expense.  Compensation costs increased slightly.  Research and development costs increased slightly.

Loss from operations increased due principally to lower gross profit margins and higher operating expenses.

The Company’s effective tax rates (a benefit for the three months ended June 30, 2006) on the net loss before income taxes were zero percent and 49.7% for the three months ended June 30, 2007 and 2006, respectively.  The effective tax rate for the three months ended June 30, 2007, was zero percent due to the fact that all tax benefits have been fully reserved.

Comparison of Six Months Ended
June 30, 2007, and June 30, 2006

Domestic sales accounted for 79.1% and 86.6% of the revenues for the six months ended June 30, 2007 and 2006, respectively.  International sales accounted for the remaining revenues.  Domestic revenues decreased 21.8%, principally due to lower domestic pricing in some markets, and international revenues increased 32.3%, due primarily to the timing of prior PATH shipments, which fluctuates from quarter to quarter.  Overall, unit sales increased 9.2%.  Domestic unit sales decreased 0.6% and international sales increased 33.2%.  Domestic unit sales were 64.6% of total unit sales for the six months ended June 30, 2007.

Gross profit decreased primarily due to lower average selling prices in domestic markets mitigated by higher volumes sold.  The average cost of manufactured product sold per unit decreased by 16.7% due principally to fixed costs being spread over more units produced.  Profit margins can fluctuate depending upon, among other things, the cost of product manufactured and the capitalized cost of product recorded in inventory, as well as product sales mix.  The lower cost in ending inventory at June 30, 2007, should have a continuing positive effect on profit margins for the third quarter.  Royalty expense increased due to slightly higher gross sales.

The Company had offered certain discounts to participating facilities through December 31, 2006.  It was reimbursed up to a cumulative amount of $8.0 million under a litigation settlement agreement.  Cumulative reimbursements of $8.0 million were recorded through September 30, 2006. The Company continued offering such discounts to participating facilities through the end of the year.  The discount program ended December 31, 2006.  Accordingly, no reimbursements of discounts were received for the six months ended June 30, 2007.

Operating expenses increased 22% principally due to increased legal expenses which are reflected in General and administrative costs.  Compensation and freight costs for General and administrative expenses also increased, mitigated by reduced stock option expense, travel and entertainment cost, franchise tax, and lower bad debt expense.  The increase in expense for Sales and marketing was attributable primarily to compensation costs, travel and entertainment, trade shows, and consulting.  The increase was mitigated by a reduction in marketing expenses and stock option expense.  The decrease in Research and development costs was due principally to decreased cost related to engineering samples.

Loss from operations increased due principally to lower gross profit margins and higher operating expenses.

The Company’s effective tax rates (a benefit for the six months ended June 30, 2006) on the net loss before income taxes were zero percent and 37.9% for the six months ended June 30, 2007 and 2006, respectively. The effective tax rate for the six months ended June 30, 2007, was zero percent due to the fact that all tax benefits have been fully reserved.

The Company’s balance sheet remains strong with cash making up 61.0% of total assets.  Working capital was $46.1 million at June 30, 2007, a decrease of $4.8 million from December 31, 2006.  The current ratio was 8.4 at December 31, 2006, and 6.5 at June 30, 2007.  The quick ratio decreased from 7.5 at December 31, 2006, to 5.5 at June 30, 2007.  These indicators continue to demonstrate a strong financial position.  The liability for Accrued royalties paid to a shareholder was lower at the end of the year due to the payment of the fourth quarter royalties before the end of the year. This allowed the Company to include that payment as a loss carryback in 2006.

Approximately $5.3 million in cash flow was used by operating activities.  $1.7 million of that amount was incurred to increase inventory levels to insulate us from supply disruptions and/or increases in demand.  The remaining uses of cash were for capital costs incurred for the acquisition of plant, property and equipment and intangible assets, and the repayment of long-term debt.

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

The mix of domestic and international sales affects the average sales price of our products. Generally, the higher the ratio of domestic sales to international sales, the higher the average sales price will be. Typically international sales are shipped directly from China. Purchases of product manufactured in China, if available, usually decrease the average cost of manufacture for all units as domestic costs, such as indirect labor and overhead, remain relatively constant. The number of units produced by the Company and manufactured in China can have a significant effect on the carrying costs of inventory as well as cost of sales. The Company will continue to evaluate the appropriate mix of products manufactured domestically and those manufactured in China to achieve economic benefits as well as to maintain our domestic manufacturing capability. Currently, approximately 25.5% of our syringes are produced domestically.

Seasonality

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.

Licensing Agreement

We entered into a License Agreement with BTMD as of May 13, 2005, which was approved by the People’s Republic of China (the “PRC”) on August 1, 2005. We have granted to BTMD a limited exclusive license to manufacture and a limited exclusive right to sell syringes in the PRC having retractable needles that incorporate our technology for a term of three years. This License Agreement is subject to the Technology License Agreement dated June 23, 1995, between Mr. Thomas J. Shaw, our founder and CEO, as licensor and the Company, as licensee. Accordingly, 5% of the licensing proceeds we receive from BTMD will be paid under the Technology License Agreement. BTMD has agreed to manufacture and sell these products in the PRC and to pay us a quarterly royalty of two and one-half cents per unit on 1/2 cc, 3 cc, and 5 cc syringes and a royalty of three and one-half cents per unit on 1 cc and 10 cc syringes.  The factory, assembly equipment, and the related infrastructure are substantially complete for some products.  However, there are still manufacturing processes being addressed. The facility should be operational by the end of the year.  However, we do not expect the required governmental approvals to be obtained this year.  Accordingly, we now do not expect the payment of royalties to begin any earlier than 2008.

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

Cash Requirements

Due to prior litigation settlements, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing as the primary ongoing sources of cash. In the event we continue to have only limited market access and cash generated from operations becomes insufficient to support operations, we would take cost cutting measures to reduce cash requirements. Such measures could result in reduction of units being produced, reduction of workforce, reduction of salaries of officers and other nonhourly employees, and deferral of royalty payments.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4.        Controls and Procedures.

Pursuant to paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) and on August 8, 2007, our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, and concluded that, as of June 30, 2007, and based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, there were no significant deficiencies in these procedures. The CEO and CFO concluded that our disclosure controls and procedures are effective.

There have been no material changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the second fiscal quarter or in any other factor that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1.        Legal Proceedings.

We filed a lawsuit against BD on June 15, 2007.  Please see exhibit no. 99.

Item 1A.     Risk Factors.

There were no material changes in risk factors applicable to the Company as set forth in our Form 10-K annual report for 2006 which was filed on April 2, 2007, and which is available on EDGAR other than the following:

Most international sales are filled by production from Double Dove.  In the event that we were unable to purchase such product from Double Dove, we would need to find an alternative supplier to avoid a disruption in supply.    For the first six months of 2007, approximately 74.5% of our production was provided by Double Dove.

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

We maintain cash for use as collateral for letters of credit we provide from time to time to enable, among other things, the purchase of product from China. As of June 30, 2007, we had no funds held as restricted cash for such purposes.  The Board of Directors has authorized management to borrow and incur indebtedness in the form of letters of credit in an aggregate amount, at any one time, of $5,000,000.

Item 3.        Defaults Upon Senior Securities.

Series III Class B Convertible Preferred Stock

As of the six months ended June 30, 2007, the amount of dividends in arrears is $68,000 and the total arrearage is $2,921,000.

Series IV Class B Convertible Preferred Stock

As of the six months ended June 30, 2007, the amount of dividends in arrears is $276,000 and the total arrearage is $6,200,000.

Series V Class B Convertible Preferred Stock

As of the six months ended June 30, 2007, the amount of dividends in arrears is $211,000 and the total arrearage is $2,693,000.

Item 5.        Other Information.

The 2007 annual meeting shall be held on September 28, 2007, at 10:00 a.m. at Little Elm City Hall; 100 West Eldorado Parkway; Little Elm, Texas, 75068.

Item 6.        Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

99.	Complaint filed against BD on June 15, 2007 *

*                 Incorporated herein by reference to RTI’s Form 8-K filed on June 19, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2007	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN
VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER