Form 10-Q
period 2007-09-30
RETRACTABLE TECHNOLOGIES INC
filed 2007-11-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,755,414 shares of Common Stock, no par value, issued and outstanding on November 1, 2007.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the quarterly period ended September 30, 2007

PART I-FINANCIAL INFORMATION

Item 1.        Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2007 (unaudited)	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$38,592,760	$46,814,689
Accounts receivable, net	3,238,764	1,956,756
Inventories, net	7,170,482	6,385,780
Income taxes receivable	3,850,144	2,355,732
Other current assets	761,934	267,707
Total current assets	53,614,084	57,780,664

Property, plant, and equipment, net	11,637,647	12,212,140
Intangible assets, net	378,656	279,846
Other assets	506,897	522,294
Total assets	$66,137,284	$70,794,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,522,151	$4,247,630
Current portion of long-term debt	347,303	261,905
Accrued compensation	616,786	472,573
Marketing fees payable	1,419,760	1,419,760
Accrued royalties to shareholders	624,967	2,755
Other accrued liabilities	443,331	440,253
Current deferred tax liability	26,619	45,697
Total current liabilities	8,000,917	6,890,573

Long-term debt, net of current maturities	3,865,245	4,137,231
Long-term deferred tax liability	40,972	56,828
Total liabilities	11,907,134	11,084,632

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	144,000	164,000
Series II, Class B	224,700	224,700
Series III, Class B	130,245	135,245
Series IV, Class B	553,500	553,500
Series V, Class B	1,282,471	1,363,721
Common stock, no par value	—	—
Additional paid-in capital	53,803,223	54,709,108
Retained earnings (deficit)	(1,907,989)	2,560,038
Total stockholders’ equity	54,230,150	59,710,312
Total liabilities and stockholders’ equity	$66,137,284	$70,794,944

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Sales, net	$8,040,127	$5,331,748	$19,088,932	$14,514,997
Reimbursed discounts	—	651,225	—	4,427,312
Total sales	8,040,127	5,982,973	19,088,932	18,942,309
Cost of sales
Cost of manufactured product	5,228,549	3,989,549	12,031,550	11,471,875
Royalty expense to shareholders	624,967	660,076	1,468,292	1,501,742
Total cost of sales	5,853,516	4,649,625	13,499,842	12,973,617
Gross profit	2,186,611	1,333,348	5,589,090	5,968,692

Operating expenses:
Sales and marketing	1,334,680	1,379,260	4,025,682	3,957,205
Research and development	375,264	249,204	796,979	745,607
General and administrative	2,906,156	1,843,059	7,894,510	5,409,883
Total operating expenses	4,616,100	3,471,523	12,717,171	10,112,695

Loss from operations	(2,429,489)	(2,138,175)	(7,128,081)	(4,144,003)

Interest and other income	521,226	512,828	1,511,121	1,463,904
Interest expense, net	(86,235)	(127,950)	(257,427)	(366,642)
Net loss before income taxes	(1,994,498)	(1,753,297)	(5,874,387)	(3,046,741)
Benefit for income taxes	(1,406,360)	(530,587)	(1,406,360)	(1,020,786)
Net loss	(588,138)	(1,222,710)	(4,468,027)	(2,025,955)
Preferred stock dividend requirements	(348,147)	(361,381)	(1,052,398)	(1,092,563)
Loss applicable to common shareholders	$(936,285)	$(1,584,091)	$(5,520,425)	$(3,118,518)

Loss per share – basic and diluted	$(0.04)	$(0.07)	$(0.23)	$(0.13)

Weighted average common shares outstanding	23,745,206	23,618,164	23,717,845	23,577,944

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash flows from operating activities
Net loss	$(4,468,027)	$(2,025,955)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	1,077,370	1,089,654
Capitalized interest	(132,930)	(40,382)
Stock option compensation	6,478	349,103
Provision for doubtful accounts	2,242	54,969
Accreted interest	92,103	105,214
Deferred income taxes	—	(221,525)
(Increase) decrease in assets:
Inventories	(784,702)	(1,699,952)
Accounts receivable	(1,284,247)	1,772,357
Income taxes receivable	(1,494,412)	(834,377)
Other current assets	(494,227)	(91,923)
Increase in liabilities:
Accounts payable	274,521	1,073,422
Other accrued liabilities	769,501	276,845

Net cash used by operating activities	(6,436,330)	(192,550)

Cash flows from investing activities
Purchase of property, plant, and equipment	(321,961)	(1,329,179)
Acquisitions of patents, trademarks, licenses, and intangibles	(131,400)	(4,576)

Net cash used by investing activities	(453,361)	(1,333,755)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(278,694)	(302,624)
Proceeds from the exercise of stock options	—	74,780
Payment of dividends on Series I and II Class B Convertible Preferred Stock	(1,053,544)	—

Net cash used by financing activities	(1,332,238)	(227,844)

Net decrease in cash	(8,221,929)	(1,754,149)

Cash and cash equivalents at:
Beginning of period	46,814,689	52,513,935

End of period	$38,592,760	$50,759,786

Supplemental disclosures of cash flow information:
Interest paid	$298,250	$318,381

Income taxes paid	$-	$83,194

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

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements filed in its Form 10-K on April 2, 2007, for the year ended December 31, 2006.

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

The Company manufactures syringes in Little Elm, Texas as well as utilizing a manufacturer in China.  During the first nine months of 2007, approximately 73.8% of the total syringes produced by or for the Company were produced in China.

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

Marketing fees

The Company paid Abbott Laboratories, Inc.  (“Abbott”) marketing fees for services they provided. The contracted services were to include participation in promotional activities, development of educational and promotional materials, representation at trade shows, clinical demonstrations, inservicing and training, and tracking reports detailing the placement of the Company’s products to end-users. Marketing fees were accrued at the time of the sale of product to Abbott. These fees were paid after Abbott provided the Company a tracking report of product sales to end-users. These costs were included in Sales and marketing expense in the Condensed Statements of Operations. No marketing fees have been accrued since October 15, 2003, the date the National Marketing and Distribution Agreement with Abbott was terminated.  The amount of the marketing fees owed will be determined by the final results of our litigation.

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

Earnings per share

The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share.  Basic earnings per share is computed by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  The Company’s potentially dilutive Common Stock equivalents consist of options, convertible debt and convertible Preferred Stock and are all antidilutive for the three and nine months ended September 30, 2007 and 2006.  Accordingly, basic loss per share is equal to diluted loss per share.

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

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS No. 123 R”), Share-Based Payment, effective January 1, 2006.  It did not have a material impact on the financial statements of the Company.  In accordance with the disclosure requirements of SFAS No. 123 R, the Company incurred the following share-based compensation costs:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Cost of sales	$ —	$894	$6,648	$55,510

Sales and marketing	—	4,486	3,086	97,122

Research and development	—	1,584	(7,863)	10,834

General and administrative	—	5,073	4,607	185,637
	$ —	$12,037	$6,478	$349,103

3.	INVENTORIES

Inventories consist of the following:

	September 30, 2007	December 31, 2006
Raw materials	$1,442,457	$1,546,288

Finished goods	5,778,025	4,889,492
	7,220,482	6,435,780
Inventory reserve	(50,000)	(50,000)
	$7,170,482	$6,385,780

4.	INCOME TAXES

The Company’s effective tax rates (a benefit) for the three and nine months ended September 30, 2007 were 70.5% and 23.9%, respectively.  The Company’s effective tax rates for the comparable periods last year were 30.3% and 33.5%.  The tax benefit for 2007 is the net effect of a state tax refund for prior years that had not been previously recognized.  The effective rates in 2006 differed from the expected rates due to a reduction in the 2006 valuation allowance for a deferred tax liability attributable to stock options and accreted interest. All other tax benefits for 2007 are fully reserved.

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

5.	COMMITMENTS AND CONTINGENCIES

BD and MDC Investment Holdings, Inc. filed a complaint against the Company on September 6, 2007, in the United States District Court for the Eastern District of Texas, Texarkana Division.  Plaintiffs allege that the Company’s VanishPoint® product line infringes U.S. patent nos. 6,179,812 and 7,090,656.  Plaintiffs seek a declaration of infringement, an injunction against further infringement, compensatory damages (with interest), the costs of the litigation, and such other relief as the Court deems just and proper.  The Company believes that it has meritorious defenses to such allegations and intends to defend this lawsuit vigorously.

6.	SUBSEQUENT EVENT

The Board of Directors has approved a $4.5 million capital project to expand the warehouse and build a Clean Room. The Board also approved the Company’s obtaining a loan for the project. The Company is in the process of finalizing the financing.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, our ability to maintain liquidity, our maintenance of patent protection, the impact of current litigation, the impact of dramatic increases in demand, our ability to quickly increase capacity in the event of a dramatic increase in demand, our ability to access the market, our ability to maintain or lower production costs, our ability to continue to finance research and development as well as operations and expansion of production, the increased interest of larger market players, specifically Becton Dickinson & Co. (“BD”), in providing safety needle devices, and other factors listed in Item 1A Risk Factors. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. Variances have been rounded for ease of reading. All period references are to the periods ended September 30, 2007 or 2006.

OVERVIEW

We have been manufacturing and marketing our products since 1997. Our products have been and continue to be distributed nationally through numerous distributors. However, we have been blocked from access to the market by exclusive marketing practices engaged in by BD, who dominates the market. We believe that its monopolistic business practices continue despite its paying $100 million to settle a prior lawsuit with us for anticompetitive practices, business disparagement, and tortious interference. Although we have made limited progress in some areas, such as the alternate care and international markets, our volumes are not as high as they should be given the nature and quality of our product, the federal and state legislation requiring use of safe needle devices, and various Senate Subcommittee hearings on Group Purchasing Organizations (“GPOs”). We continue to pursue various strategies to have better access to the hospital market, as well as other markets, including attempting to gain access to the market through our sales efforts and innovative technology. In the event we continue to have only limited market access and the cash provided by the litigation settlements and generated from operations becomes insufficient, we would take cost cutting measures to reduce cash requirements including, but not limited to, a reduction of units being produced, reduction of workforce, reduction of salaries of officers and other nonhourly employees, and deferral of royalty payments.

We have several products under development.  We anticipate that such development may be completed by year end.

We are marketing more product internationally. In 2004, 2005 and 2006, we were awarded a federal contract to supply syringes to various African countries. The first award from PATH was for 1,530,000 units. The second award was for 11,700,000 units. For the third year, we were awarded a contract for 16,400,000 units.  Shipments of the products are generally filled over multiple quarters due principally to logistical requirements for the orders. We are hopeful that these awards will continue to increase under this program.

Product purchases from Double Dove, a Chinese manufacturer, have enabled us to increase manufacturing capacity with little capital outlay and provided a competitive manufactured cost. Double Dove manufactured, in the first nine months of 2007, approximately 73.8% of the total syringes produced by or for us.  The cost of production per unit has generally declined as volumes increased.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended

September 30, 2007, and September 30, 2006

Domestic sales accounted for 89.7% and 87.8% of the revenues for the three months ended September 30, 2007 and 2006, respectively. International sales accounted for the remaining revenues. Domestic revenues increased 37.3%, principally due to higher average selling prices, mitigated slightly by lower volumes.  The average selling price in the third quarter of 2006 was lower due to the discount program in effect at the time.  International revenues increased 13.4% due primarily to higher volumes.  The average selling price of international products decreased 17.2%.  Overall, unit sales decreased 3.5% due to the timing of PATH orders. Domestic unit sales decreased 9.4% and international unit sales increased 37.0% primarily due to the timing of the PATH shipments, which fluctuates from period to period. Domestic unit sales were 81.8% of total unit sales for the three months ended September 30, 2007.

Gross profit increased 64.0% primarily due to higher average selling prices in domestic markets.  The average cost of manufactured product sold per unit increased by 39.0% due principally to lower production in the third quarter of 2007.  Profit margins can fluctuate depending upon, among other things, the cost of product manufactured and the capitalized cost of product recorded in inventory, as well as product sales mix.  The unit cost in ending inventory at September 30, 2007, should have a continuing positive effect on profit margins for the fourth quarter.  Royalty expense decreased due to lower gross sales.

We had offered certain discounts to participating facilities through December 31, 2006.  We were reimbursed up to a cumulative amount of $8.0 million under a litigation settlement agreement. Cumulative reimbursements of $8.0 million were recorded through September 30, 2006. We continued offering such discounts to participating facilities through the end of the year.  The discount program ended December 31, 2006.  Accordingly, no reimbursements of discounts were received for the three months ended September 30, 2007.

Operating expenses increased 33.0% principally due to increased legal costs.  There were other increases in General and administrative costs due to increases in compensation costs and travel and entertainment expenses, but these were offset by lower franchise taxes and a decrease in products sent for humanitarian purposes.  Sales and marketing expense was slightly lower due to a reduction in trade show and marketing expense.  The increases in Research and development costs were attributable to costs associated with new product development.

Loss from operations increased due principally to higher operating expenses mitigated by higher gross profits.

Our effective tax rates (a benefit for the three months ended September 30, 2007 and 2006) on the net loss before income taxes were 70.5% and 30.3% for the three months ended September 30, 2007 and 2006, respectively.  The effective tax rate for the three months ended September 30, 2007, was 70.5% due to the settlement in our favor of a state tax audit.  Loss per share declined principally due to the larger benefit for income taxes in 2007 as compared to 2006.

Comparison of Nine Months Ended

September 30, 2007, and September 30, 2006

Domestic sales accounted for 83.6% and 86.9% of the revenues for the nine months ended September 30, 2007 and 2006, respectively.  International sales accounted for the remaining revenues.  Domestic revenues decreased 3.1%, principally due to lower volumes, and international revenues increased 26.7%, due to increased volumes and due to the timing of prior PATH shipments, which fluctuates from period to period. Overall, unit sales increased 3.9%.  Domestic unit sales decreased 4.8% and international unit sales increased 34.1%.  Domestic unit sales were 71.3% of total unit sales for the nine months ended September 30, 2007.

Gross profit decreased 6.4% primarily due to higher cost of goods sold mitigated by slightly higher revenues.  The average cost of manufactured product sold per unit increased slightly due principally to fixed costs being spread over fewer units produced.  Profit margins can fluctuate depending upon, among other things, the cost of product manufactured and the capitalized cost of product recorded in inventory, as well as product sales mix.  The lower unit cost in ending inventory at September 30, 2007, should have a continuing positive effect on profit margins for the fourth quarter.  Royalty expense decreased due to lower gross sales.

We had offered certain discounts to participating facilities through December 31, 2006.  We were reimbursed up to a cumulative amount of $8.0 million under a litigation settlement agreement.  Cumulative reimbursements of $8.0 million were recorded through September 30, 2006. We continued offering such discounts to participating facilities through the end of the year.  The discount program ended December 31, 2006 and no reimbursements of discounts were received for the nine months ended September 30, 2007.

Operating expenses increased 25.8% principally due to increased legal costs.  Increased compensation and benefit costs in General and administrative expense were negated by reductions in stock option expense, reduced franchise tax expense, and a decrease in products sent for humanitarian purposes.  Sales and marketing expense was slightly higher due to increased compensation and benefits and consulting costs which were reduced by stock option expense and lower trade show and marketing expense.  The increase in Research and development costs was principally attributable to higher compensation costs.

Loss from operations increased principally due to higher operating expenses and lower gross profit.

Our effective tax rates (a benefit for the nine months ended September 30, 2007 and 2006) on the net loss before income taxes were 23.9% and 33.5% for the nine months ended September 30, 2007 and 2006, respectively. The effective tax rate for the nine months ended September 30, 2007, was attributable to the net effect of a state tax refund for prior years that had not been previously recognized.

Our balance sheet remains strong with cash making up 58.4% of total assets.  Working capital was $45.6 million at September 30, 2007, a decrease of $5.3 million from December 31, 2006.  The current ratio was 8.4 at December 31, 2006, and 6.7 at September 30, 2007.  The quick ratio decreased from 7.5 at December 31, 2006, to 5.8 at September 30, 2007.  These indicators continue to demonstrate a strong financial position.  The liability for Accrued royalties paid to a shareholder was lower at the end of the year due to the payment of the fourth quarter royalties before the end of the year. This allowed us to include that payment as a loss carryback in 2006.

Approximately $6.4 million in cash flow was used by operating activities.  $2.8 million of that amount was due to increases in accounts receivable and income taxes receivable.  The remaining uses of cash were for payment of dividends and capital costs incurred for the acquisition of plant, property and equipment and intangible assets, and the repayment of long-term debt.

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

Internal Sources of Liquidity

Margins and Market Access

In early 2004 we began to receive shipment of product from Double Dove. We believe as we receive and produce greater quantities our unit cost of goods sold could decrease.  We believe, if we have market access, our profit margins, for the long-term, could increase as margins tend to improve with additional sales and higher production levels. To be profitable from operations we would need minimal access to hospital markets which has been difficult to obtain due to the monopolistic marketplace which was the subject of our prior lawsuit against BD. We will continue to attempt to gain access to the market through our sales efforts and innovative technology.

The mix of domestic and international sales affects the average sales price of our products. Generally, the higher the ratio of domestic sales to international sales, the higher the average sales price will be. Typically international sales are shipped directly from China. Purchases of product manufactured in China, if available, usually decrease the average cost of manufacture for all units as domestic costs, such as indirect labor and overhead, remain relatively constant. The number of units produced by us and manufactured in China can have a significant effect on the carrying costs of inventory as well as cost of sales. We will continue to evaluate the appropriate mix of products manufactured domestically and those manufactured in China to achieve economic benefits as well as to maintain our domestic manufacturing capability. Currently, approximately 26.2% of our syringes are produced domestically.

Seasonality

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.

Licensing Agreement

We entered into a License Agreement with BTMD as of May 13, 2005, which was approved by the People’s Republic of China (the “PRC”) on August 1, 2005. We have granted to BTMD a limited exclusive license to manufacture and a limited exclusive right to sell syringes in the PRC having retractable needles that incorporate our technology for a term of three years. This License Agreement is subject to the Technology License Agreement dated June 23, 1995, between Mr. Thomas J. Shaw, our founder and CEO, as licensor and us, as licensee. Accordingly, 5% of the licensing proceeds we receive from BTMD will be paid under the Technology License Agreement. BTMD has agreed to manufacture and sell these products in the PRC and to pay us a quarterly royalty of two and one-half cents per unit on 1/2 cc, 3 cc, and 5 cc syringes and a royalty of three and one-half cents per unit on 1 cc and 10 cc syringes.  The factory, assembly equipment, and the related infrastructure are substantially complete for some products.  However, there are still manufacturing processes being addressed. The facility should be operational by the end of the year.  However, we do not expect the required governmental approvals to be obtained this year.  Accordingly, we now do not expect the payment of royalties to begin any earlier than 2008.

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

CAPITAL RESOURCES

The Board of Directors has approved a $4.5 million capital project to expand the warehouse and build a Clean Room. The Board also approved our obtaining financing for the project. We are in the process of finalizing the financing.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4.        Controls and Procedures.

Pursuant to paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) and on November 12, 2007, our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, and concluded that, as of September 30, 2007, and based on the evaluation of these controls and procedures as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, there were no significant deficiencies in these procedures. The CEO and CFO concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1.    Legal Proceedings.

We filed a lawsuit against BD on June 15, 2007.  Please see Exhibit No. 99 to our Form 8-K filed on June 19, 2007.

BD and MDC Investment Holdings, Inc. filed a complaint against us on September 6, 2007, in the United States District Court for the Eastern District of Texas, Texarkana Division.  Plaintiffs allege that our VanishPoint® product line infringes U.S. patent nos. 6,179,812 and 7,090,656.  Plaintiffs seek a declaration of infringement, an injunction against further infringement, compensatory damages (with interest), the costs of the litigation, and such other relief as the Court deems just and proper.  We believe that we have meritorious defenses to such allegations and we intend to defend this lawsuit vigorously.

Item 1A.     Risk Factors.

There were no material changes in risk factors applicable to the Company as set forth in our Form 10-K annual report for 2006 which was filed on April 2, 2007, and which is available on EDGAR, other than the following:

Most international sales are filled by production from Double Dove.  In the event that we were unable to purchase such product from Double Dove, we would need to find an alternative supplier to avoid a disruption in supply.    For the first nine months of 2007, approximately 73.8% of our total syringe production was provided by Double Dove.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities and Use of Proceeds

One non-accredited investor converted 6,250 shares of Series V Class B Convertible Preferred Stock on a one for one basis for no additional consideration.

Working Capital Restrictions and Limitations on the Payment of Dividends

The certificates of designation for each of the outstanding series of Class B Convertible Preferred Stock each provide that, if a dividend upon any shares of Preferred Stock is in arrears, no dividends may be paid or declared or any other distribution made upon any stock ranking junior to such stock, and generally no such junior stock may be redeemed.  Currently, the dividends on all outstanding Preferred Stock are in arrears.

We maintain cash for use as collateral for letters of credit we provide from time to time to enable, among other things, the purchase of product from China. As of September 30, 2007, we had no funds held as restricted cash for such purposes.  The Board of Directors has authorized management to borrow and incur indebtedness in the form of letters of credit in an aggregate amount, at any one time, of $5,000,000.

Item 3.        Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

As of the nine months ended September 30, 2007, the amount of dividends in arrears was $55,000 and the total arrearage was $281,000.

Series II Class B Convertible Preferred Stock

As of the nine months ended September 30, 2007, the amount of dividends in arrears was $169,000 and the total arrearage was $847,000.

Series III Class B Convertible Preferred Stock

As of the nine months ended September 30, 2007, the amount of dividends in arrears was $100,000 and the total arrearage was $2,953,000.

Series IV Class B Convertible Preferred Stock

As of the nine months ended September 30, 2007, the amount of dividends in arrears was $415,000 and the total arrearage was $6,339,000.

Series V Class B Convertible Preferred Stock

As of the nine months ended September 30, 2007, the amount of dividends in arrears was $314,000 and the total arrearage was $2,796,000.

Item 4.       Submission of Matters to a Vote of Security Holders.

The 2007 Annual Meeting of Stockholders (the “Annual Meeting”) was held on September 28, 2007, at 10:00 a.m., CST.  The purpose of the meeting was to elect two Class 1 Directors.

Of the 23,744,164 shares of Common Stock entitled to vote, 21,667,272 shares were represented in person or by proxy at the Annual Meeting, which is more than the 11,872,082 required to constitute a quorum.  Accordingly, the election of two Class 1 Directors was put to a vote and the results were as follows:

Nominees	For	Withheld

Marco Laterza	20,726,511	940,761
Jimmie Shiu	20,696,783	970,489

Accordingly, Mr. Laterza and Dr. Shiu were elected as Class 1 Directors to serve until our 2009 Annual Meeting.  As of the adjournment of the Annual Meeting, the Board of Directors consisted of the following members:

Marco Laterza	Class 1 Director
Jimmie Shiu	Class 1 Director
Thomas J. Shaw	Class 2 Director
Steven R. Wisner	Class 2 Director
Douglas W. Cowan	Class 2 Director
Clarence Zierhut	Class 2 Director
Marwan Saker	Class 2 Director

Item 6.        Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2007	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	BY:	s/ Douglas W. Cowan
DOUGLAS W. COWAN
VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER