Form 10-K/A
period 2006-12-31
RETRACTABLE TECHNOLOGIES INC
filed 2008-02-27
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None except exhibits

EXPLANATORY NOTE

This amendment to the Annual Report of Retractable Technologies, Inc. for the fiscal year 2006 filed on Form 10-K/A is being filed primarily: 1) to amend Item 9A. Controls and Procedures to provide greater detail regarding the disclosed material weakness discovered regarding the initial booking of a significant entry in the wrong period and  2) to amend Exhibit No. 31.2 to re-insert the introductory language to paragraph 4 which was inadvertently deleted from the certification.

This Form 10-K/A has also been amended where necessary to reflect material events that have occurred subsequent to April 2, 2007, including but not limited to, the conclusion of the 2007 fiscal year, the termination of a lease from an affiliate, changes in key employees, subsequent litigation filed by us against Becton, Dickinson & Company (“BD”) and by BD and MDC Investment Holdings, Inc. against us, our annual meeting, the resignation of an independent Director, and the appointment of an independent Director.

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

We and Thomas J. Shaw entered into a Technology License Agreement dated effective as of the 23rd day of June 1995, whereby Mr. Shaw granted us a worldwide exclusive license to manufacture, market, sell, and distribute ‘Licensed Products’ and ‘Improvements’ until the expiration of the last to expire of the last ‘Licensed Patents’ unless sooner terminated under certain conditions without right to sublicense. ‘Licensed Products’, ‘Improvements’, and ‘Licensed Patents’ are all terms that are extensively defined in the Technology License Agreement. In exchange, we paid Mr. Shaw a $500,000 initial licensing fee and a 5 percent royalty on gross sales after returns of ‘Licensed Products’.  Mr. Shaw entered into an agreement whereby Suzanne August, his former spouse, is entitled to $100,000 per quarter out of any royalty payments. See “Patents, Licenses and Proprietary Rights” for a more detailed discussion. Our goal is to become a leading provider of automated retraction safety devices.

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

We have numerous agreements with organizations for the distribution of our products in foreign markets. Sales to these markets increased from 7.9% to 12.2% of revenues in 2006. The total population of Western Europe exceeds 310 million, and the recognition for the urgency of safe needle devices in parts of Europe has followed the United States model. In France, England, Germany, and Italy, organized healthcare worker unions have taken action to force hospitals and government agencies to place safety as a priority. Regions within Asia and Africa are also recognizing the need for our products. Beginning in 2004, we were awarded a federal contract to supply syringes to various African countries. The 2004 award from PATH was for 1,530,000 units.  The 2005 award was for 11,700,000 units.  The 2006 award was for 16,400,000 units.  All awards were filled over multiple quarters due principally to logistical requirements for the orders.  We are hopeful that these awards will continue although there is currently no funding to continue this program.

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

There are currently no patent infringement claims pending against the VanishPoint® retraction technology other than those set forth in Item 3. Legal Proceedings. We have decided, on the advice of patent counsel, not to purchase patent insurance because it would require inappropriate disclosure of information that is currently proprietary and confidential.

We currently obtain roughly 72.8% of our finished products through Double Dove, a Chinese manufacturer.  We believe we could make up any long-term disruption in these supplies by utilizing more of the capacity at the Little Elm facility, except for 5cc and 10cc syringes which comprised about 5.8% of our 2006 revenues.

We have a Licensing Agreement with Baiyin Tonsun Medical Device Co., Ltd. (“BTMD”) which expires on May 13, 2008. Royalties that were expected in 2007 were not received due to the time needed to build the factory, assembly equipment, and the related infrastructure as well as the need of BTMD to meet the requisite government requirements. The facility has been completed and BTMD is in the process of meeting government requirements. We are in the process of formally extending our agreement with BTMD. Accordingly, although we still continue to expect royalty payments we are unable to predict the date we will begin to receive such royalties. Royalties will begin once government requirements are met and BTMD is able to produce and sell products.

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

Our Company Is Controlled by Two Shareholders

Thomas J. Shaw, our President and a Director, Ms. Suzanne August, and Lillian E. Salerno, a consultant to the Company, own 35.8%, 11.8%, and 10.5%, respectively, of the Common Stock as of March 1, 2007.  The shares held by Ms. August are controlled by Mr. Shaw pursuant to a voting agreement, which terminates upon sale of all the shares for value or if terminated by both parties in writing.  These shareholders will, therefore, have the ability to direct our operations and financial affairs and to substantially influence the election of members of our Board of Directors.  The interests of these persons may not always coincide with the Company’s interests or the interests of other stockholders. This concentration of ownership, for example, may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially adversely affect the market price of the Common Stock.  Of the 23,674,164 shares of Common Stock outstanding as of March 1, 2007, Officers and Directors owned 12,761,500 of the shares.

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

In the opinion of Management, the property and equipment are suitable for their intended use and are adequately covered by an insurance policy.

Item 3. Legal Proceedings.

On August 12, 2005, we filed a lawsuit against Abbott Laboratories Inc. in the United States District Court in the Eastern District of Texas, Texarkana Division. We are alleging fraud and breach of contract in connection with the National Marketing and Distribution Agreement dated as of May 4, 2000 which was terminated on October 15, 2003. We are seeking damages which we estimate to be in millions of dollars of lost profits, out of pocket expenses and other damages. In addition, we are seeking punitive damages, pre-judgment and post-judgment interest and attorney’s fees. Abbott has appealed a trial court determination that the dispute does not need to be decided by arbitration. Oral argument is scheduled for March 3, 2008.

In August 2006, we were sued by Occupational and Medical Innovations Limited (“OMI”) in Federal Court of Australia, alleging that two letters written to OMI by our outside counsel contained unjustified threats. OMI is not seeking monetary damages in the action, but was awarded its costs. The Court subsequently held that one of the letters written by outside counsel contained an unjustified threat. OMI amended its complaint to seek a declaratory judgment that OMI’s syringe does not infringe RTI’s Australian patents. Trial of that claim is set for April 2008.

On June 15, 2007, we filed a lawsuit against BD in the United States District Court for the Eastern District of Texas, Marshall Division.  We are alleging antitrust violations, violations of the Lanham Act and patent infringement. Please see Exhibit No. 99 to our Form 8-K filed on June 19, 2007 for details regarding the factual basis underlying  the action as well as the relief sought.  BD has counterclaimed for a declaration that our patents are invalid and unenforceable.  All other claims have been stayed until resolution of the patent claims.  The patent case is set for trial in March 2009.

On September 6, 2007, BD and MDC Investment Holdings, Inc. filed a complaint against us  in the United States District Court for the Eastern District of Texas, Texarkana Division.  Plaintiffs allege that our VanishPoint® product line infringes U.S. patent nos. 6,179,812 and 7,090,656.  Plaintiffs seek a declaration of infringement, an injunction against further infringement, compensatory damages (with interest), the costs of the litigation, and such other relief as the Court deems just and proper.  We have counterclaimed for a declaration that the asserted patents are invalid and unenforceable.  We believe that we have meritorious defenses to such allegations and we intend to defend this lawsuit vigorously. No trial date has been set.

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

We are focusing on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer our technology at a reduced price.  We believe our current capitalization provides the resources necessary to implement these changes, improve profit margins, and greatly improve our manufacturing capacity and efficiency, thereby reducing our unit cost. We are also marketing more products internationally.  Beginning in 2004, we were awarded a federal contract to supply syringes to various African countries. The 2004 award from PATH was for 1,530,000 units.  The 2005 award was for 11,700,000 units.  The 2006 award was for 16,400,000 units.  All awards were filled over multiple quarters due principally to logistical requirements for the orders.    We are hopeful that these awards will continue although there is currently no funding to continue this program.  We continue to produce syringes and blood collection tube holders in Little Elm, Texas.

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

We have a Licensing Agreement with BTMD which expires on May 13, 2008. Royalties that were expected in 2007 were not received due to the time needed to build the factory, assembly equipment, and the related infrastructure as well as the need of BTMD to meet the requisite government requirements. The facility has been completed and BTMD is in the process of meeting government requirements. We are in the process of formally extending our agreement with BTMD. Accordingly, although we still continue to expect royalty payments we are unable to predict the date we will begin to receive such royalties. Royalties will begin once government requirements are met and BTMD is able to produce and sell products.

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

Reimbursed Discounts

The Company received reimbursed discounts from one of the settlement agreements reached in its federal antitrust lawsuit, Retractable Technologies, Inc. v. BD, et al. Payments under the discount reimbursement program were recognized upon delivery of the product, provided collection was reasonably assured. Such amounts are presented in the Statements of Operations as a separate component of revenues.  The program reimbursed $8.0 million for discounts, the limit provided by the settlement agreement.  This limit was reached during the third quarter of 2006 and negatively affected profit margin for the third and fourth quarters.  The discount program ended on December 31, 2006.

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

We have a Licensing Agreement with BTMD which expires on May 13, 2008. Royalties that were expected in 2007 were not received due to the time needed to build the factory, assembly equipment, and the related infrastructure as well as the need of BTMD to meet the requisite government requirements. The facility has been completed and BTMD is in the process of meeting government requirements. We are in the process of formally extending our agreement with BTMD. Accordingly, although we still continue to expect royalty payments we are unable to predict the date we will begin to receive such royalties. Royalties will begin once government requirements are met and BTMD is able to produce and sell products.

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.

At the present time Management does not intend to raise equity capital. Due to the litigation settlements, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing as the primary ongoing sources of cash.

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

On March 27, 2007, the Board of Directors declared a dividend on the Series I and Series II Class B Convertible Preferred Stock that was paid on July 24, 2007 to Shareholders of Record on July 2, 2007.  Arrearages were paid through June 30, 2007 in the amount of $1.1 million.

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

/s/ CF & Co., L.L.P.
CF & Co., L.L.P.
Dallas, Texas
April 2, 2007, except for Note 8
as to which the date is February 27, 2008

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

Recognition of stock option compensation

Dividends declared and paid on Series I Class B Stock

Dividends declared and paid on Series II Class B Stock

Net income

Balance as of December 31, 2004	199,400	199,400	289,000	289,000	137,745	137,745	556,000	556,000	1,389,971	1,389,971	23,201,998	—

Conversion of Preferred Stock into Common Stock	(28,400)	(28,400)	(33,800)	(33,800)	(2,500)	(2,500)			(8,750)	(8,750)	73,450	—

Recognition of stock option exercise											236,436	—

Recognition of stock option compensation

Net loss

Balance as of December 31, 2005	171,000	171,000	255,200	255,200	135,245	135,245	556,000	556,000	1,381,221	1,381,221	23,511,884	—

Conversion of debt into Common Stock	(7,000)	(7,000)	(30,500)	(30,500)			(2,500)	(2,500)	(17,500)	(17,500)	57,500	—

Recognition of stock option exercise											74,780	—

Recognition of stock option compensation

Net loss

Balance as of December 31, 2006	164,000	$164,000	224,700	$224,700	135,245	$135,245	553,500	$553,500	1,363,721	$1,363,721	23,644,164	$—

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Additional Paid-in Capital	Retained Earnings	Total

Balance as of December 31, 2003	51,448,561	(39,904,967)	15,134,810

Conversion of debt into Common Stock	163,736		163,736
Conversion of Preferred Stock into Common Stock	1,019,100		—
Recognition of stock option compensation	793,347		793,347
Dividends declared and paid on Series I Class B Stock		(2,550,338)	(2,550,338)
Dividends declared and paid on Series II Class B Stock		(4,568,245)	(4,568,245)
Net income	—	54,691,395	54,691,395

Balance as of December 31, 2004	53,424,744	7,667,845	63,664,705

Conversion of Preferred Stock into Common Stock	73,450		—
Recognition of stock option exercise	236,436		236,436
Recognition of stock option compensation	572,423		572,423
Net loss	—	(1,238,323)	(1,238,323)

Balance as of December 31, 2005	54,307,053	6,429,522	63,235,241

Conversion of Preferred Stock into common Stock	57,500		—
Recognition of stock option exercise	74,780		74,780
Recognition of stock option compensation	269,775		269,775
Net loss	—	(3,869,484)	(3,869,484)

Balance as of December 31, 2006	$54,709,108	$2,560,038	$59,710,312

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

	Years Ended December 31,
	2006	2005	2004
Net Income (loss)	$(3,869,484)	$(1,238,323)	$54,691,395
Preferred Stock dividend requirements	(1,451,321)	(1,502,887)	(1,993,516)

Earnings (loss) available to common shareholders	(5,320,805)	(2,741,210)	52,697,879
Effect of dilutive securities:
Preferred Stock dividend requirements	—	—	1,993,516
Convertible debt interest and loan fees	—	—	(351,860)

Earnings (loss) available to common shareholders after assumed conversions	$(5,320,805)	$(2,741,210)	$54,339,535

Average common shares outstanding	23,591,999	23,332,277	22,600,166

Dilutive stock equivalents from stock options	—	—	269,016
Shares issuable upon conversion of Preferred Stock	—	—	2,572,116
Shares issuable upon conversion of convertible debt	—	—	685,855

Average common and common equivalent shares outstanding – assuming dilution	23,591,999	23,332,277	26,127,153

Basic earnings (loss) per share	$(0.23)	$(0.12)	$2.33
Diluted earnings (loss) per share	$(0.23)	$(0.12)	$2.08

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

	2,428,713	2,465,077

Note payable to DaimlerChrysler Services North America LLC. Sixty (60) monthly payments at $1,009. Interest is 5.49%. Collateralized by a 2005 Freightliner truck.	34,284	44,217

Note payable to GMAC. Sixty (60) monthly payments at $427. Interest is zero percent. Collateralized by a 2005 Chevrolet van.	17,473	24,318

Note payable to CitiCorp. Vendor Finance; Interest at 4.2%; Collateralized by software; payable in eight quarterly principal and interests payments of $15,955.	—	46,886

Capital lease obligation was payable in monthly installments of approximately $1,070 until June, 2006. Interest at 14.87% collateralized by certain equipment. Guaranteed by an officer.	—	6,136
	4,399,136	4,646,042
Less: current portion	(261,905)	(295,417)
	$4,137,231	$4,350,625

The aggregate maturities of long-term debt as of December 31, 2006 are as follows:

2007	$261,906
2008	362,938
2009	413,500
2010	2,589,575
2011	419,603
Thereafter	351,614
$4,399,136

8.	COMMITMENTS AND CONTINGENCIES (as of February 27, 2008)

On August 12, 2005, the Company filed a lawsuit against Abbott Laboratories Inc. in the United States District Court in the Eastern District of Texas, Texarkana Division. The Company is alleging fraud and breach of contract in connection with the National Marketing and Distribution Agreement dated as of May 4, 2000 which was terminated on October 15, 2003. The Company is seeking damages which are estimated to be in millions of dollars of lost profits, out of pocket expenses and other damages. In addition, the Company is seeking punitive damages, pre-judgment and post-judgment interest and attorney’s fees. Abbott has appealed a trial court determination that the dispute does not need to be decided by arbitration. Oral argument is scheduled for March 3, 2008.

In August 2006, the Company was sued by Occupational and Medical Innovations Limited (“OMI”) in Federal Court of Australia, alleging that two letters written to OMI by outside counsel contained unjustified threats. OMI is not seeking monetary damages in the action, but was awarded its costs. The Court subsequently held that one of the letters written by outside counsel contained an unjustified threat. OMI amended its complaint to seek a declaratory judgment that OMI’s syringe does not infringe RTI’s Australian patents. Trial of that claim is set for April 2008.

On June 15, 2007, the Company filed a lawsuit against BD in the United States District Court for the Eastern District of Texas, Marshall Division.  The Company is alleging antitrust violations, violations of the Lanham Act and patent infringement.  BD has counterclaimed for a declaration that the Company’s patents are invalid and unenforceable.  All other claims have been stayed until resolution of the patent claims.  The patent case is set for trial in March 2009.

On September 6, 2007, BD and MDC Investment Holdings, Inc. filed a complaint against the Company in the United States District Court for the Eastern District of Texas, Texarkana Division.  Plaintiffs allege that the Company’s VanishPoint® product line infringes U.S. patent nos. 6,179,812 and 7,090,656.  Plaintiffs seek a declaration of infringement, an injunction against further infringement, compensatory damages (with interest), the costs of the litigation, and such other relief as the Court deems just and proper.  The Company has counterclaimed for a declaration that the asserted patents are invalid and unenforceable.  The Company believes that it has meritorious defenses to such allegations and intends to defend this lawsuit vigorously. No trial date has been set.

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

Item 9A. Controls and Procedures.

In preparing its financial statements and disclosures relating to the 2006 year, it came to Management’s attention that the Company had a material weakness in its internal controls and procedures at December 31, 2006, whereby a significant entry (for $1,708,608) was initially made in the wrong period.  The material weakness concerned an under-accrual of rebates due to an error in posting the year-end accrual.  This was related to a one-time adjustment specifically associated with the discount program which ended December 31, 2006.  The calculation itself was reasonable, but was recorded in January 2007 rather than December 2006.

Extenuating circumstances, including a September 2006 conversion to a new accounting system and the third quarter’s termination of the discount reimbursement program (which necessitated a change in the manner in which the estimate for rebates was calculated) contributed to the error.

Since the audit adjustment to correctly record the discounts had been made prior to the filing of our Form 10-K, and no further significant transactions related to the discounts are expected in the future, Management believes that the material weakness no longer existed as of the date of the Form 10-K and therefore no further remediation of the material weakness was necessary.

Even though the Company does not believe that there was a material weakness as of the date of its Form 10-K, it has taken the following steps to enhance its internal controls in case it ever has a similar discount program:

•   The Company now reviews the rebate calculation earlier in its timeline in order to have the most up-to-date trial balance for future audits, as well as quarterly reviews;

•   The Company has added an additional accountant’s position to its staff; and

•   The Company has increased its cross training for review of the rebate calculation and timely entry.

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

The basis for their conclusion that the Company’s disclosure controls and procedures were effective at the end of the period covered by the report (April 2, 2007) (despite the error in internal controls as of December 31, 2006, discussed above) was the fact that the error  was both eventually discovered and corrected in time so that the Company’s disclosures were both accurate and timely made.  Furthermore, the Company has in place additional multiple controls as part of its regular review processes that had not yet been performed when the misposting was discovered.  Those reviews, more likely than not, would also have detected a problem of this magnitude.  Such reviews include, but are not limited to, analyses of average sales prices, cost of goods sold, profit margins, and the relationships of each to the other.

Finally, the CEO and CFO did not identify fraud that involved our Management or any other employee who had a significant role in our internal controls.

They did not find any other deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls. There have been no changes during the fourth quarter of 2006 or subsequent to December 31, 2006, in our internal controls over financial reporting (other than as set forth above) or in any other factor that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Name	Age	Position	Term as Director Expires
EXECUTIVES
Thomas J. Shaw	57	Chairman, President, Chief Executive Officer, and Class 2 Director	2008
Douglas W. Cowan	64	Vice President, Chief Financial Officer, Treasurer, and Class 2 Director	2008
Kathryn M. Duesman	44	Executive Director, Global Health	N/A
Russell B. Kuhlman	54	Vice President, Sales	N/A
Michele M. Larios	41	Vice President, General Counsel, and Secretary	N/A
Lawrence G. Salerno	47	Director of Operations	N/A
Steven R. Wisner	50	Executive Vice President, Engineering & Production and Class 2 Director	2008

INDEPENDENT DIRECTORS
Marco Laterza	59	Class 1 Director	2009
Amy Mack	40	Class 1 Director	2009
Marwan Saker	52	Class 2 Director	2008
Clarence Zierhut	79	Class 2 Director	2008

SIGNIFICANT EMPLOYEES
Shayne Blythe	38	Director of Sales and Marketing Logistics	N/A
John W. Fort III	39	Director of Accounting	N/A
James A. Hoover	59	Director of Quality Assurance	N/A
R. John Maday	47	Production Manager	N/A
Jules Millogo	47	Medical Director	N/A
Judy Ni Zhu	49	Research and Development Manager	N/A

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

Ms. Amy Mack joined us as a Director on November 19, 2007.  Since April of 2000, she has owned and operated (and served as Chief Nursing Officer for) EmergiStaff & Associates, a nursing staffing company, in Dallas, Texas.  She served as a registered nurse from August 1997 to the date she began EmergiStaff & Associates.  She obtained her Bachelor of Science degree from Texas A&M University in College Station, Texas in 1991 and an Associate degree in Nursing from El Centro College in Dallas, Texas in 1994.  She is a registered nurse in Texas.

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

Dr. Jules Millogo has served as our Medical Director since May 2007. His duties include representing the Company at scientific forums and working with Ministries of Health and international organizations on developing injection safety and health workers safety standards and policies. From 2004 to April 2007 Dr. Millogo was employed by John Snow, Inc. as the Project Director for the Washington-based Making Medical Injections Safer Project (“MMIS”), a $150 million project funded by the US Government to decrease unsafe injections and the medical transmission of HIV/AIDS, hepatitis B and C as part of the US President Emergency Plan for AIDS Relief (PEPFAR). Under his leadership, the MMIS Project trained more than 100,000 health workers in safer injection practices and donated more than 100 million safety syringes to high HIV prevalence countries in Africa and the Caribbean. From 2001 to 2004 Dr. Millogo was a technical advisor for John Snow, Inc. Dr. Millogo’s experience includes working in several African and Asian countries under the World Health Organization. Dr. Millogo holds a Master’s of Science in Epidemiology of Communicable Diseases from the University College of London, UK, and a MD from the University of Ouagadougou, Burkina Faso. Dr Millogo is fluent in French, English, and several African languages.

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

Compensation Pursuant to Employment Agreement

We have an Employment Agreement with Mr. Thomas J. Shaw.  However, this agreement may be modified due to changes in the tax laws.  No other executives (or Directors) are compensated pursuant to employment agreements.

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

SUMMARY OF TOTAL COMPENSATION

The following Summary Compensation Table sets forth the total compensation paid or accrued by us  over the prior three years to or for the account of the principal executive officer, the principal financial officer, and the three highest paid additional executive officers:

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards(1) ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Thomas J. Shaw	2004	259,632	0	0	0	0			259,632
President and CEO	2005	307,702	0	0	0	0			307,702
(principal executive officer)	2006	400,000	0	0	0	0			400,000

Douglas W. Cowan	2004	249,231	0	0	112,950	0			362,181
Vice President, CFO	2005	248,318	0	0	114,260	0			362,578
(principal financial	2006	290,130	0	0	58,372	0			348,502
officer)

Steven R. Wisner	2004	249,231	0	0	12,939	0			262,170
Executive Vice President,	2005	247,693	0	0	14,240	0			261,933
Engineering and Production	2006	290,000	0	0	8,367	0		6,750	305,117

Michele M. Larios	2004	249,231	0	0	112,631	0			361,862
Vice President, General	2005	258,676	0	0	113,977	0			372,653
Counsel	2006	351,299	0	0	58,265	0			409,564

Russell B. Kuhlman	2004	120,692	5,000	0	71,603	0			197,295
Vice President, Sales	2005	122,067	0	0	12,182	0			134,249
	2006	132,593	0	0	36,615	0			169,208

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END OF 2006
OPTION AWARDS								STOCK AWARDS
Name(a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)		Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Thomas J. Shaw
President and CEO
(principal executive officer)

Douglas W. Cowan	25,000	(1)				10	06/30/09
Vice President, CFO	25,000	(2)				10	11/01/10
(principal financial officer)	25,000	(3)				6.90	09/30/12
	125,000	(4)				8.65	06/23/13
				4,000	(5)	8.87	05/11/14

Steven R. Wisner	150,000	(6)				10	10/24/09
Executive Vice President,	15,000	(7)				10	11/01/10
Engineering and	20,000	(8)				6.90	09/30/12
Production	12,500	(9)				8.65	06/23/13
				3,900	(10)	8.87	05/11/14

Michele M. Larios Vice President, General Counsel	5,000	(11)			10	07/09/08
	5,000	(12)			10	03/09/08
	15,400	(13)			10	06/30/09
	25,000	(14)			10	11/01/10
	25,000	(15)			6.90	09/30/12
	124,600	(16)			8.65	06/23/13
			4,100	(17)	8.87	05/11/14

Russell B. Kuhlman Vice President, Sales	10,000	(18)			5	05/05/07
	7,500	(19)			10	07/08/08
	15,600	(20)			10	06/30/09
	10,000	(21)			10	11/01/10
	20,000	(22)			6.90	09/30/12
	79,400	(23)			8.65	06/23/13
			1,900	(24)	8.87	05/11/14

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

COMPENSATION OF DIRECTORS

The following table identifies the types and amounts of compensation earned by our Directors (with the exception of those that are named Executive Officers as described in footnote 1 to the table) in the last Fiscal Year:

2006 DIRECTOR COMPENSATION TABLE

Name (a)(1)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)(2)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)		Total ($) (j)
Marco Laterza	$2,500		—					$2,500
Marwan Saker	$1,500		—					$1,500
Patti S. King, Former Director	$1,000		—			$139,882	(3)	$140,882
Jimmie Shiu	$2,500		—					$2,500
Clarence Zierhut	$2,500		—					$2,500

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

Compensation Committee Interlocks and Insider Participation

The Compensation and Benefits Committee is currently composed of Messrs. Clarence Zierhut and Marco Laterza.  From January 2006 through May 9, 2006, Ms. Patti King, a former independent Director, served on the committee.  Dr. Shiu, also a former independent Director, was appointed to the committee on August 8, 2006. Dr.Shiu resigned as a Director on November 19, 2007.  Each of these current and former members of this committee is/was an independent Board member at the time of their service on the committee and none have ever been employees.  Ms. King currently serves the Company as a consultant.  However, she was not compensated in excess of $60,000 until after resignation from the Board of Directors.

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

The Compensation and Benefit Committee’s members’ names at the time this report was approved were Mr. Clarence Zierhut, Mr. Marco Laterza, and Jimmie Shiu, M.D. The current committee consists of Messrs. Zierhut and Laterza.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information relating to our equity compensation plans as of December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,710,995	$ 8.67	2,289,005

Equity compensation plans not approved by security holders*	286,000	$ 7.56	N/A

Total	2,996,995	N/A	2,289,005

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of January 28, 2008, for each person known by us to own beneficially 5 percent or more of the voting capital stock. Each shareholder identified in the table possesses sole voting and investment power with respect to his or her shares except as noted below.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock
	Thomas J. Shaw(2) 511 Lobo Lane, P.O. Box 9 Little Elm, TX 75068-0009	11,280,000	47.3	%(2)
	Suzanne M. August(3) 5310 Buena Vista Drive Frisco, TX 75034	2,800,000	11.7	%(3)
	Lillian E. Salerno(4) 432 Edwards Lewisville, TX 75067	2,434,500	10.2%
	Signia Capital Management, LLC(5) 108 N.Washington St., Ste 305 Spokane, Washington 99201	1,549,462	6.5%
Class B Stock
	Thomas J. Shaw	80,000	3.4%
	Lillian E. Salerno	12,500	1%

(1)             The percentages of Common Stock are based on 23,848,914 shares of Common Stock equivalents consisting of 23,756,414 shares of Common Stock outstanding and 92,500 shares of Preferred Stock convertible by the above persons within 60 days of this Report. The percentages of Class B Stock are based on 2,328,916 shares of Class B Stock outstanding.

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

(5)    The number of shares held by this entity was obtained from a Schedule 13G/A filed on February 4, 2008. Pursuant to the Schedule 13G/A, Signia Capital Management, LLC has sole voting power for 635,938 of the shares and sole dispositive power for a total of 1,549,462 shares (inclusive of the sole voting power shares).

There are no arrangements the operation of which would result in a change in control of the Company other than the fact that Ms. August’s shares shall cease to be controlled by Mr. Shaw under their Voting Agreement upon their sale to a third party.

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock
As a Group	Officers and Directors	12,436,500	49.6%
As Individuals	Thomas J. Shaw(2)	11,280,000	45.0%
	Marwan Saker(3)	461,000	1.8%
	Clarence Zierhut(4)	61,000	Less than 1%
	Douglas W. Cowan(5)	204,000	1%
	Steve R. Wisner(6)	206,400	1%
	Michele M. Larios(7)	214,100	1%
	Marco Laterza	10,000	Less than 1%

Class B Stock
As a Group	Officers and Directors	435,000	18.7%
As Individuals	Thomas J. Shaw	80,000	3.4%
	Marwan Saker	355,000	15.2%

(1)             The percentages of Common Stock are based on 25,092,314 shares of Common Stock equivalents consisting of 23,756,414 shares of Common Stock outstanding at  January 28, 2008, 435,000 shares of Preferred Stock convertible by the above persons and options for the purchase of 900,900 shares of Common Stock obtainable by the above persons within 60 days of this Report. The percentages of Class B stock are based on 2,328,916 shares of Class B Stock outstanding.

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

(3)             355,000 shares identified as Common Stock are preferred shares which are eligible for conversion into Common Stock within 60 days of this Report. The shares are held as follows: Saker Investments holds 15,500 shares of Series IV Stock and 25,000 shares of Series V Stock, Sovana Cayman Islands, Inc. holds 300,000 shares of Series IV Stock, and My Investments holds 14,500 shares of Series IV Stock. Mr. Saker is an Officer or Director and shareholder for each of these companies. The remaining 106,000 shares identified as Common Stock are shares obtainable through the exercise of options held by Mr. Saker within 60 days of the Report

(4)             51,000 of these shares identified as Common Stock are shares acquirable by the exercise of stock options within 60 days of the Report.

(5)             These shares identified as Common Stock are shares acquirable by the exercise of stock options within 60 days of the Report.

(6)             201,400 of these shares identified as Common Stock are shares acquirable by the exercise of stock options within 60 days of the Report.

(7)             204,100 of the shares identified as Common Stock are shares acquirable by the exercise of stock options within 60 days of the Report.

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

Thomas J. Shaw, our President and Chief Executive Officer who beneficially owned 35.4% percent of the outstanding Common Stock (and controlled another 11.8% pursuant to a voting agreement with Ms. Suzanne August) as of January 28, 2008, was paid a licensing fee of $500,000 (amortized over 17 years) by us for the exclusive worldwide licensing rights to manufacture, market, sell, and distribute retractable medical safety products. In addition, Mr. Shaw and Ms. August together receive an aggregate 5 percent royalty on gross sales of all licensed products sold to customers over the life of the technology licensing agreement.  A royalty of $2,631,955 was paid in 2006.

Director Independence

The Board of Directors has the responsibility for establishing corporate policies and for the overall performance of the Company, although it is not involved in day-to-day operations. Currently, a majority (four of seven) of the Directors serving on our Board of Directors are independent Directors as defined in Section 121(A) of the listing standards of The American Stock Exchange (the “AMEX”). Our current independent Directors are Messrs. Clarence Zierhut, Marwan Saker, Marco Laterza, and Amy Mack.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)          1.     Financial Statements:  See Retractable Technologies, Inc. Index to Financial Statements on Page F-2.

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

Provision for Accounts Receivable
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

RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

By:	/s/ Thomas J. Shaw
THOMAS J. SHAW
CHAIRMAN, PRESIDENT, AND
CHIEF EXECUTIVE OFFICER

Date:	February 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven R. Wisner
Steven R. Wisner
Executive Vice President, Engineering &
Production and Director

February 22, 2008

/s/ Douglas W. Cowan
Douglas W. Cowan
Vice President, Chief Financial Officer, Treasurer, and Director

February 26, 2008

/s/ Clarence Zierhut
Clarence Zierhut
Director

February 20, 2008

/s/ Amy Mack
Amy Mack
Director

February 23, 2008

/s/ Marco Laterza
Marco Laterza
Director

February 19, 2008

/s/ Marwan Saker
Marwan Saker
Director

February 27, 2008