Form 10-K
period 2007-12-31
RETRACTABLE TECHNOLOGIES INC
filed 2008-03-31
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 000-30885

Retractable Technologies, Inc.

(Exact name of registrant as specified in its charter)

Texas	75-2599762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

511 Lobo Lane

Little Elm, Texas 75068-0009

(Address of principal executive offices)

(972) 294-1010

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common	The American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Preferred Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The aggregate market value of the common equity held by non-affiliates is $25,357,660, assuming a price of $2.50, which was computed with reference to the closing price as of June 29, 2007.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date. As of March 1, 2008, there were 23,800,064 shares of our Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None except exhibits.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2007

i

PART I

Item 1. Business.

DESCRIPTION OF BUSINESS

General Description

                We design, develop, manufacture, and market innovative patented safety medical products for the healthcare industry.

                Our VanishPoint® safety needle products (consisting of 1cc tuberculin, insulin, and allergy antigen VanishPoint® syringes; 3cc, 5cc, and 10cc VanishPoint® syringes; the VanishPoint® blood collection tube holder; autodisable syringe and the VanishPoint® IV safety catheter) utilize a unique friction ring mechanism patented by Thomas J. Shaw, our Founder, President, and Chief Executive Officer. VanishPoint® safety needle products are designed specifically to prevent needlestick injuries and to prevent reuse. The friction ring mechanism permits the automated retraction of the syringe needle into the barrel of the syringe, directly from the patient, after delivery of the medication is completed. The VanishPoint® blood collection tube holder utilizes the same mechanism to retract the needle after blood has been drawn from the patient. Closure of an attached end cap of the blood collection tube holder causes the needle to retract directly from the patient into the closed blood collection tube holder. The IV catheter also operates with a friction ring mechanism whereby the needle is retracted after insertion of the catheter into the patient.  We also have a Patient Safe™ syringe which reduces the risk of infection resulting from IV contamination that will likely be introduced into the market this year.

                Advantages of our VanishPoint® safety needle products include protection from needlestick injuries, prevention of cross contamination through reuse, and reduction of disposal and other associated costs. Federal regulation now requires the use of safe needle devices. We have an exclusive license from Thomas J. Shaw, our President and Chief Executive Officer, for the patent rights for our safety needle products which is in the process of being amended to cover additional patents and products.

                We and Thomas J. Shaw entered into a Technology License Agreement dated effective as of the 23rd day of June 1995, whereby Mr. Shaw granted us a worldwide exclusive license to manufacture, market, sell, and distribute ‘Licensed Products’ and ‘Improvements’ until the expiration of the last ‘Licensed Patents’ unless sooner terminated under certain conditions without right to sublicense. ‘Licensed Products’, ‘Improvements’, and ‘Licensed Patents’ are all terms that are extensively defined in the Technology License Agreement. In exchange, we paid a $500,000 initial licensing fee and a five percent royalty on gross sales after returns of ‘Licensed Products’.  Mr. Shaw entered into an agreement whereby Ms. Suzanne August, his former spouse, is entitled to $100,000 per quarter payable out of any royalties. See “Patents, Trademarks, Licenses, and Proprietary Rights” for a more detailed discussion.  The Technology License Agreement is in the process of being amended to cover additional patents and products.

                Our goal is to become a leading provider of safety medical products.

Our Development Over the Last Year

                Our products have been and continue to be distributed nationally through numerous distributors. However, we have been blocked from access to the market by exclusive marketing practices engaged in by Becton Dickinson and Company (“BD”) which dominates our market. We initiated a lawsuit in 2007 against BD. The suit is for patent infringement, antitrust practices, and false advertising.

                We continue to attempt to gain access to the market through our sales efforts, our innovative technology, introduction of new products and, when necessary, litigation.  We are focusing on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer our technology at a reduced price. We believe our current capitalization provides the resources necessary to implement these changes and improve our manufacturing capacity and efficiency, thereby reducing our unit cost.

                We are developing new safety medical products, some of which do not utilize our patented retraction technology. The Patient Safe™ syringe is one such product. This product reduces the risk of infection resulting from IV contamination.

Financial Information

                Please see the financial statements in Item 8 Financial Statements and Supplementary Data for information about our revenues, profits, and losses for the last three years, and total assets for the last two years.

Principal Products

                Our products with Notice of Substantial Equivalence to the U.S. Food and Drug Administration (“FDA”) and which are currently sold include the 1cc tuberculin, insulin, and an autodisable syringe allergy antigen VanishPoint®  syringes; 3cc, 5cc, and 10cc VanishPoint®  syringes; the VanishPoint®  blood collection tube holder; the VanishPoint®  IV safety catheter; and a small diameter tube adapter.  We also received a Notice of Substantial Equivalence for our Patient Safe™ syringe, which reduces the risk of infection resulting from IV contamination. We expect to have the Patient Safe™ syringe in the market in 2008.  From 1999 to 2001 and in 2003 ECRI (formerly known as the Emergency Care Research Institute), a recognized authority in evaluating medical devices, awarded the VanishPoint® syringe and blood collection tube holder its highest possible rating. Syringe sales comprised 98.6%, 98.8%, and 98.0% of revenues in 2005, 2006, and 2007.

                Our products (without Notice of Substantial Equivalence to the FDA), which are currently in development, include a dental syringe, a butterfly IV, and an autodisable syringe.

Principal Markets

                Our products are sold to and used by healthcare providers primarily in the United States (with 18.4% of revenues in 2007 generated from sales outside the United States) which include, but are not limited to, acute care hospitals, alternate care facilities, doctors’ offices, clinics, emergency centers, surgical centers, convalescent hospitals, Veterans Administration facilities, military organizations, public health facilities, and prisons.

                The syringe and needle device market continues to be a market in transition. The nature of the products comprising the market is slowly changing from standard to safety devices. The impetus for the change to safety devices is the risk that is carried with each needlestick injury which includes the transmission of over 20 bloodborne pathogens, including the human immunodeficiency virus (“HIV,” which causes AIDS), hepatitis B, and hepatitis C. Because of the occupational and public health hazards posed by conventional disposable syringes, public health policy makers, domestic organizations and government agencies have been involved in the effort to get more effective safety needle products to healthcare workers. Federal legislation was signed into law on November 6, 2000, by former President William Clinton. This legislation, which became effective for most states on April 12, 2001, now requires safety needle products be used for the vast majority of procedures.  However, even with this requirement, many hospitals are neglecting to follow the law intended to protect healthcare workers.

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

                We distribute our products throughout the U.S. and its territories through general line and specialty distributors. We also utilize international distributors. We have developed a national direct marketing network in order to market our products to health care customers and their purchaser representatives. Our marketers make calls on target markets that are users of these products.  Our marketers make contact with all of the departments that affect the decision-making process for safety products, including the purchasing agents. They call on acute care and alternate care sites and speak directly with the decision-makers of these facilities. We employ trained clinicians, including registered nurses and/or medical technologists that educate healthcare providers and healthcare workers on the use of safety devices through exhibits at related tradeshows and publications of relevant articles in trade journals and magazines. These nurses provide clinical support to customers. In addition to marketing our products, the network demonstrates the safety and cost effectiveness of the VanishPoint® automated retraction products to customers.

                In the needle and syringe market, the market share leader, BD, has utilized, among other things, long-term exclusive contracts which have restricted our entry into the market.

                We have numerous agreements with organizations for the distribution of our products in foreign markets. Sales to these markets increased from 12.2% to 18.4% of revenues in 2006 and 2007, respectively. The total population of Western Europe exceeds 310 million, and the recognition for the urgency of safe needle devices in parts of Europe has followed the United States model. In France, England, Germany, and Italy, organized healthcare worker unions have taken action to force hospitals and government agencies to place safety as a priority. Regions within Asia and Africa are also recognizing the need for our products.  In the past, we were given an award (from PATH) to supply syringes to various African countries.  Awards increased significantly from 2004 to 2007.  However, currently there is no funding for this program.  We are hopeful that funding will be re-established.  If so, we will again also distribute our products under this program.

                Key components of our strategy to increase our market share are to: (a) focus on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer products at a reduced price and improved profit margins; (b) continue marketing emphasis in the U.S.; (c) continue to add Veterans Administration facilities, health departments, emergency medical services, federal prisons, long-term care and home healthcare facilities as customers; (d) educate healthcare providers, insurers, healthcare workers, government agencies, government officials, and the general public on the reduction of risk and the cost effectiveness afforded by our products; (e) supply product through GPOs and Integrated Delivery Networks where possible; (f) consider possibilities for future licensing agreements and joint venture agreements for the manufacture and distribution of safety products in the United States and abroad; (g) introduce new products where market access is possible; and (h) continue to increase international sales.

Status of New Products

                We have patented and are in the process of developing additional safety medical products. Such products include a ½cc insulin syringe, and a dental syringe for which we have developed early stage prototypes.  We have shipped limited quantities of the autodisable syringe and IV catheters. We have also developed a Patient Safe™ syringe which reduces the risk of infection resulting from IV contamination.  Our limited access to the market has slowed the introduction of these products into the market.

Sources and Availability of Raw Materials

                We purchase most of our product components from single suppliers, including needle adhesives and packaging materials. There are multiple sources of these materials. We own the molds that are used to manufacture the plastic components of our products. Our suppliers include Magor Mold, Inc., Helix Medical (formerly APEC), Multivac, Inc., Exacto Spring Corporation, Sterigenics, and ISPG.  Some suppliers have increased their prices generally due to the increase in costs of petroleum products.

Patents, Trademarks, Licenses, and Proprietary Rights

                We and Thomas J. Shaw entered into a Technology License Agreement dated effective as of the 23rd day of June, 1995, whereby Mr. Shaw granted us “… a worldwide exclusive license and right under the ‘Licensed Patents’ and ‘Information’, to manufacture, market, sell and distribute ‘Licensed Products’ and ‘Improvements’ without right to sublicense and subject to such nonexclusive rights as may be possessed by the Federal Government…”. ‘Licensed Patents’, ‘Information’, ‘Licensed Products’, and ‘Improvements’ are all defined extensively in the Technology License Agreement. We may enter into sublicensing arrangements with Mr. Shaw’s written approval of the terms and conditions of the licensing agreement. The ‘Licensed Products’ include all retractable syringes and retractable fluid sampling devices and components thereof, assembled or unassembled, which comprise an invention described in ‘Licensed Patents’, and improvements thereof  including any and all ‘Products’ which employ the inventive concept disclosed or claimed in the ‘Licensed Patents’.  The Technology License Agreement is in the process of being amended to cover additional patents and products.

                In exchange, we negotiated a licensing fee and agreed to pay a five percent royalty on gross sales after returns. The license terminates upon expiration of the last licensed patents unless sooner terminated under certain circumstances. The licensing fees have been paid in accordance with this agreement with the exception of $1,500,000 in fees which were waived by Mr. Shaw and his former wife.

                We have the right and obligation to obtain protection of the invention, including prosecution of patent properties. The license unilaterally changes to a nonexclusive license in the event of a hostile takeover. Also, if Mr. Shaw involuntarily loses control of the Company, the license becomes a nonexclusive license and a right to information.

                We seek foreign patent protection through the Patent Cooperation Treaty and have filed applications for regional and national patent protection in selective countries where we believe the VanishPoint® syringe can be utilized most.

                We hold numerous U.S. patents related to our automated retraction technology, including patents for IV safety catheters, winged IV sets, syringes, dental syringes, and blood collection tube holders. In addition, we have multiple applications for patents currently pending. The principal syringe patent in the U.S., as well as its foreign counterpart, will expire in May 2015.  We have also registered the following trade names and trademarks: VanishPoint®, VanishPoint® logos, RT with a circle mark, the Spiral Logo used in packaging our products, and the color coded spots on the ends of our syringes. We also have trademark protection for the phrase “The New Standard for Safety.” We have applied for a trademark for the Patient Safe™ syringe.

                We have a patent infringement claim pending against BD.  There are also two patent infringement claims pending against us as well as a declaratory judgment action seeking a determination of non-infringement.  These claims are detailed in Item 3.  Legal Proceedings. We have decided, on the advice of patent counsel, not to purchase patent insurance because it would require inappropriate disclosure of information that is currently proprietary and confidential.

                We currently obtain roughly 73.1% of our finished products through Double Dove, a Chinese manufacturer.  We believe we could make up any long-term disruption in these supplies by utilizing more of the capacity at the Little Elm facility, except for 5cc and 10cc syringes which comprised about 7.6% of our 2007 revenues.

     We have a Licensing Agreement with Baiyin Tonsun Medical Device Co., Ltd. (“BTMD”) which expires on May 13, 2008. Royalties that were expected in 2007 were not received due to the time needed to build the factory, assembly equipment, and the related infrastructure as well as the need of BTMD to meet the requisite Chinese government requirements. The facility has been completed and BTMD is in the process of meeting Chinese government requirements.  Although successful renegotiation and/or extension of this agreement cannot be assumed, we still continue to expect royalty payments although we are unable to predict the date we will begin to receive such royalties. Royalties should begin once Chinese government requirements are met and BTMD is able to produce and sell products.

Seasonal Effect on Business

                We have generally experienced higher syringe sales during the last half of the year which we believe is due to flu season.

Working Capital Practices

                Cash and cash equivalents include unrestricted cash and investments with original maturities of three months or less.

                We record trade receivables when revenue is recognized.  No product has been consigned to customers.  Our allowance for doubtful accounts is primarily determined by review of specific trade receivables.  Those accounts that are doubtful of collection are included in the allowance.  An additional allowance has been established based on a percentage of receivables outstanding.  These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts.  Trade receivables are charged off when there is certainty as to their being uncollectible.  Trade receivables are considered delinquent when payment has not been made within contract terms.

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

                Accounts payable and other short-term liabilities include amounts that we believe we have an obligation for at the end of year.  These included charges for goods or services received in 2007 but not billed to us at the end of the year.  It also included estimates of potential liabilities such as rebates and other fees.

                Our domestic return policy is set forth in our standard Distribution Agreement, a copy of which was attached as exhibit no. 6.3 to our Form 10-SB filed on June 23, 2000.  This policy provides that a customer may return incorrect shipments within 10 days following arrival at the distributor’s facility.  In all such cases the distributor must obtain an authorization code from us and affix the code to the returned product.  We will not accept returned goods without a returned goods authorization number.  We may refund the customer’s money or replace the product.

                Our international contracts do not provide for any returns.

                Our return policy also provides that a customer may return product that is overstocked.  Overstocking returns are limited to two times in each 12 month period up to one percent of distributor’s total purchase of products for the prior 12 month period upon the following terms: i) an “overstocked” product is that portion of distributor’s inventory of the product which exceeds distributor’s sales volume for the product during the preceding four months; ii) distributor must not have taken delivery of the product which is overstocked during the preceding four months; iii) overstocked product held by distributor in excess of 12 months from the date of original invoice will not be eligible for return; iv) the overstocked product must be returned to us in our saleable case cartons which are unopened and untampered, with no broken or re-taped seals;  v) distributor will be granted a credit which may be used only to purchase other products from us, the credit to be in the amount of the invoice price of the returned products less a 10% restocking fee which will be assessed against distributor’s subsequent purchase of product; vi) distributor must obtain an authorization code from our distribution department and affix the code to the returned product; and vii) distributor shall bear the cost of shipping the returned products to us.  All product overstocks and returns are subject to inspection and acceptance by manufacturer.

Dependence on Major Customers

                Three distributors accounted for an aggregate of 36.5% of our revenue in 2007. We have numerous other distributors that sell our products in the U.S. and internationally.

Backlog Orders

                Order backlog is not material to our business inasmuch as orders for our products generally are received and filled on a current basis, except for items temporarily out of stock.

Competitive Conditions

                We believe our products continue to be the most effective safety devices in today’s market. Our syringe products include passive safety activation, require less disposal space, and are activated while in the patient.   We have three major competitors: BD, Tyco International Ltd.(“Tyco”), and Terumo Medical Corp.(“Terumo”).

                Founded in 1897, BD is headquartered in New Jersey. BD’s safety-engineered device sales accounted for approximately 22% of BD’s total 2007 sales. BD currently manufactures the SafetyLok™, a syringe that utilizes a tubular plastic sheath that must be manually slid over the needle after an injection, and the SafetyGlide™, a needle which utilizes a hinged lever to cover the needle tip. BD also manufactures a safety blood collection and hypodermic needle that utilizes the Eclipse™ needle cover. BD also manufactures a 3cc and 1cc retracting needle product based on a license agreement with Specialized Health Products International, Inc. (formerly the Med-Design Corporation).  The Integra™, a retractable syringe offered by BD, does not offer a full product line and cannot be used with highly viscous medication due to leakage (as described on their labels). The introduction of this syringe has had little impact on our sales due to BD’s historic market dominance.  BD’s “Vacutainer®” blood collection products are commonly used as industry jargon to refer to blood collection products in general.

                Sherwood Medical Co. (“Sherwood”), was acquired by Tyco, a company headquartered in Bermuda. Sherwood manufactures the Monoject®, a safety syringe that utilizes a sheath similar to the BD SafetyLok™ syringe. Sherwood also manufactures the Magellan safety syringe, a product similar to the BD SafetyGlide™.

                Founded in 1974, Terumo was the first company to sell disposable syringes in Japan. Today Terumo manufactures standard syringes and blood collection tube holders, operates internationally, and has sales in some 120 countries.

                Both BD’s SafetyLok™ and Sherwood’s Monoject® safety syringes require the use of two hands and several extra steps to activate the tubular plastic shield which must be slid and locked into place to protect the needle. These products must be removed from the patient in order for the safety mechanism to be activated.  In contrast, use of the VanishPoint® syringe is identical to that of a standard syringe until the end of an injection, when the automated retraction mechanism retracts the needle directly from the patient safely into the barrel of the syringe. This allows both hands to remain safely out of harm’s way. BD’s Integra™ operates in a similar way but may have to be removed from the patient in order to have retraction of the needle occur.

                BD and Sherwood have controlling U.S. market share; greater financial resources; larger and more established sales, marketing and distribution organizations; and greater market influence, including the long-term and/or exclusive contracts with GPOs described earlier. The current conditions have restricted competition in the needle and syringe market. BD may be able to use its resources to improve its products through research or acquisitions or develop new products, which may compete more effectively with our products.

We continue to attempt to gain access to the market through our sales efforts, our innovative technology, introduction of new products and, when necessary, litigation. We are focusing on methods of upgrading our manufacturing capability and efficiency in order to enable us to compete by offering our technology at a reduced price. We believe our current capitalization provides the resources necessary to implement these changes and improve our manufacturing capacity and efficiency, thereby reducing our unit cost.

                Our competitive strengths include that the VanishPoint® syringe is one of four syringes previously given the highest possible rating by ECRI. Our blood collection tube holder is one of only two safety products previously given the highest possible rating. Our safety needle products also have an advantage over non-retracting safety needles because minimal training and changes to practitioners’ normal routines are required. Use of our products also prohibits unfortunate and improper reuse. Several factors could materially and beneficially affect the marketability of our products. Demand could be increased by existing legislation and other legislative and investigative efforts. Outsourcing arrangements such as our purchases from Double Dove have increased our manufacturing capacity with little or no capital outlay and provide a competitive cost.  Licensing agreements such as the one with BTMD (which we expect to be renegotiated and/or extended prior to its termination in May 2008) could provide entry into new markets and generate additional revenue. A discussion of the BTMD agreement can be found in Item 1. Patents, Trademarks, Licenses, and Proprietary Rights and repeated in Item 7. OVERVIEW and Internal Sources of Liquidity.

                Our competitive weaknesses include our current lack of market share because two well-established companies control most of the U.S. market. Our competitive position is also weakened by the method that providers use for making purchasing decisions and the fact that our initial price per unit for our safety needle products may be higher. However, our price per unit is competitive or even lower than the competition once all the costs incurred during the life cycle of a syringe are considered. Such life cycle costs include disposal costs, testing and treatment costs for needlestick injuries, and treatment for contracted illnesses through needlestick injuries. Demand for our products could decrease due to the sale of the Integra™, a retractable syringe manufactured by BD, which dominates the market.  Although, to date, the introduction of the Integra™ has not noticeably impacted our sales, BD has a wider range of product offerings and more capital resources.

Research and Development

                We spent $934,209; $958,798; and $1,071,143 in fiscal 2005, 2006, and 2007 respectively, on research and development. Costs in 2007 were primarily for validation testing and development work for the safety catheter as well as higher compensation costs.  Our ongoing research and development activities are performed by an internal research and development staff. This team of engineers is developing process improvements for current and future automated machines. Products currently in development include a ½cc insulin syringe, a Patient Safe™ syringe, an IV catheter and a dental syringe. Our limited access to the market has slowed the introduction of these products into the market. Possible future products include needle medical devices to which the automated retraction mechanism can be applied as well as other safety medical devices.

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

                Other nonhazardous production waste includes clean polypropylene regrind that is sold for recycling. We also grind dirty plastics, syringes, and needles for disposal by Waste Management. All other nonhazardous waste produced is considered municipal solid waste and sent to a sanitary landfill by Waste Management.

                We also produce small amounts of regulated biohazardous waste from contaminated sharps and laboratory wastes. This waste is sent for incineration by Stericycle.

Employees

                As of March 1, 2008, we had 138 full-time employees, five part-time employees, and six independently contracted consultants. Of the 138 full-time employees, seven persons were engaged in research and development activities, 56 persons were engaged in manufacturing and engineering, 17 persons were engaged in quality assurance and regulatory affairs, 36 persons were engaged in sales and marketing, 20 persons were engaged in general and administrative functions, and two persons in facilities.  No employees are covered by collective bargaining agreements. We are dependent upon a number of management and technical personnel, and the loss of services of one or more of such employees could have a material adverse effect on us. Our President and Chief Executive Officer, Thomas J. Shaw, has an

employment contract with an initial term that ended on September 2002 that contains an automatic and continuous renewal provision for consecutive two-year periods.

Financial Information About Geographic Areas

                We have no long-lived assets in foreign countries. Shipments to international customers generally require a prepayment either by wire transfer or an irrevocable confirmed letter of credit.  We do extend credit to international customers on some occasions depending upon certain criteria, including, but not limited to, the credit worthiness of the customer, the stability of the country, banking restrictions, and the size of the order.  All transactions are in U.S. currency. We attribute sales to countries based on the destination of shipment.

	2007	2006	2005
Domestic sales	$21,461,717	$22,240,347	$22,310,150
International sales	4,828,003	3,084,172	1,924,866
Total sales	$26,289,720	$25,324,519	$24,235,016

Long-lived assets
Domestic	$11,483,423	$12,212,140	$11,925,976
Foreign	$—	$—	$—

Government Funding of Research and Right to License

                Thomas J. Shaw developed his initial version of a safety syringe with the aid of grants by the National Institute of Drug Abuse, a subsidiary of the National Institutes of Health. As a result, the federal government has the right, where the public interest justifies it, to disperse the technology to multiple manufacturers so that the safety syringe can be made widely available to the public. However, the funding was only used to develop and patent the earlier syringe design as of 1991. That syringe was a bulkier, less effective, and more expensive version of the current VanishPoint® product. Accordingly and on the advice of counsel, Management believes that the risk of the government demanding manufacture of this alternative product is minimal.

Available Information

                Our internet address is www.vanishpoint.com.  We make our filings with the U.S. Securities and Exchange Commission (the “SEC”) available via our website.  Upon request, we will be pleased to deliver written copies of our filings free of charge.

Item 1A. Risk Factors.

                You should carefully consider the following material risks facing us.  If any of these risks occur, our business, results of operations or financial condition could be materially affected.

We Compete in a Monopolistic Marketplace

                We operate in an environment that is dominated by the major syringe manufacturer in the U.S., BD.  We believe that its monopolistic business practices continue despite its paying us $100 million to settle a lawsuit for anticompetitive practices, business disparagement, and tortious interference.  Although we made limited progress in some areas, such as the alternate care and international markets, our volumes are not as high as they should be given the nature and quality of our product, and the federal and state legislation requiring use of safe needle devices.

Our Cash Position Is Decreasing and Legal Expenses Are Increasing

                Due to our operating losses and currently increasing legal fees, our cash position declined $6.3 million in 2007.  The litigation will continue to require a significant amount of cash until the issues are resolved.  Our lawsuit against BD is currently scheduled for trial in March 2009.  After conclusion of the trial, legal expenses are expected to decrease significantly.

In the event we continue to have only limited market access and the cash provided by the litigation settlements and generated from operations becomes insufficient and royalties from BTMD are not forthcoming, we would take cost cutting measures to reduce cash requirements. Such measures could result in reduction of units being produced, reduction of workforce, reduction of salaries of officers and other nonhourly employees, and deferral of royalty payments.

We Have Generally Been Unable to Gain Sufficient Market Access to Achieve Profitable Operations

Historically, we have incurred net operating losses including all fiscal quarters of 2007.  We may experience operating losses in the future. If we are unable to gain sufficient market access and market share, we may be unable to continue to finance research and development as well as support operations and expansion of production.

We Are Dependent On Our Aging Patent Protection

Our main competitive strength is our technology.  We are dependent on our patent rights, and if our patent rights are invalidated or circumvented, our business would be adversely affected.  Patent protection is considered, in the aggregate, to be of material importance in our marketing of products in the United States and in most major foreign markets.  Patents covering products that we have introduced normally provide market exclusivity, which is important for the successful marketing and sale of our products.

As our technology ages (and the associated patent life expires), our competitive position in the marketplace will weaken.  The initial patents protecting our revolutionary spring action syringe will expire beginning in May 2015.  Patent life may be extended, not through the original patents, but through related improvements.  Eventually, however, our patent protection may decrease and we will be vulnerable to other competitors utilizing our technology.

Our Patents Are Subject to Litigation

We are currently involved in patent disputes with BD, Occupational and Medical Innovations Limited (“OMI”) and MedSafe Technologies LLC (“MedSafe”).  See Item 3 Legal Proceedings below.  Patent litigation and challenges involving our patents are costly and unpredictable and may deprive us of market exclusivity for a patented product or, in some cases, third party patents may prevent us from marketing and selling a product in a particular geographic area.

We Are Vulnerable to New Technologies

Because we have a narrow focus on particular product lines and technology (currently predominantly retractable needle products), we are vulnerable to the development of superior competing products and to changes in technology which could eliminate or reduce the need for our products.  If a superior technology is created, the demand for our products could greatly diminish.

Our Competitors Have Greater Resources

The three leading manufacturers of hypodermic syringes and blood collection products are BD with a worldwide market share in the safety syringe market of approximately 50%, Sherwood with approximately 26%, and Terumo with a market share of approximately 10%.  All three companies offer both standard syringes and at least one safety syringe alternative.  BD also offers a retractable syringe.  BD and Sherwood have greater financial resources, larger and more established sales and marketing and distribution organizations, and greater market influence, including long-term contracts with GPOs.  These competitors may be able to use these resources to improve their products through research and acquisitions or develop new products, which may compete more effectively with our products.

If our competitors choose to use their resources to create products superior to ours, we may be unable to sell our products and our ability to continue operations would be weakened.

The Majority of Our International Sales Are Filled Using One Supplier

Most international sales are filled by production from Double Dove. In the event that we were unable to purchase such product from Double Dove, we would need to find an alternate supplier for the 5cc and 10cc syringes and increase domestic production for 1cc and 3cc syringes to avoid a disruption in supply. Currently, approximately 73.1% of our production is provided by Double Dove.

Fluctuations in Supplies of Inventory Could Temporarily Increase Costs

Fluctuations in the cost and availability of raw materials and inventory and the ability to maintain favorable supplier arrangements and relationships could result in the need to manufacture all (as opposed to 26.9%) of the products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

We Are Controlled by Two Shareholders

Thomas J. Shaw, our President and a Director, Lillian E. Salerno, one of our consultants, and Ms. Suzanne August own 35.3%, 10.2%, and 11.8%, respectively, of the outstanding Common Stock as of March 1, 2008.  The shares held by Ms. August are controlled by Mr. Shaw pursuant to a Voting Agreement, which terminates upon sale of all the shares for value or if terminated by both parties in writing.  Mr. Shaw and Ms. Salerno will, therefore, have the ability to direct our operations and financial affairs and to substantially influence the election of members of our Board of Directors.  The interests of these persons may not always coincide with our interests or the interests of other stockholders. This concentration of ownership, for example, may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially adversely affect the market price of the Common Stock.  Of the 23,800,064 shares of Common Stock outstanding as of March 1, 2008, Officers and Directors own 10,143,064 of the shares.

We Have Limited Access to the Capital Markets

The volume of trading in our Common Stock on the American Stock Exchange (the “AMEX”) is low.  Accordingly, it is unclear if there is any significant market for our shares.  This may reduce our ability to raise cash through public or private offerings in the future.

Our Stock Price Sometimes Decreases Below AMEX Listing Standards

Our share price fluctuates and sometimes falls below $2.00 which is required for listing on the AMEX under its alternative listing standards.  The AMEX may initiate delisting procedures, in its discretion.  Delisting of our shares would greatly affect the liquidity of our shares and would reduce our ability to raise funds from the sale of equity in the future.  However, we believe such delisting application to be unlikely.  Furthermore, in the event that we receive a deficiency letter from the AMEX, we will have the right to appeal such determination.  In addition, entities that are given such notices are usually given up to 18 months to execute a plan to bring themselves into compliance with the listing standards.

Our Interest Income May Decrease

Future interest income may be negatively affected by lowering interest rates and our current movement of cash to U.S. Treasury bills and other U.S. government backed securities.

Oil Prices and Transportation Costs May Increase Our Costs

As our products are made from petroleum products, the high cost of oil and transportation may have a negative impact on our costs to the extent they may not be recoverable through price increases of our products.

Current Economic Conditions May Decrease Collectability of Accounts

Although we believe that we have granted credit to credit-worthy firms, current economic conditions may affect the timing and/or collectability of some accounts.

We Face Inherent Product Liability Risks

As a manufacturer and provider of safety needle products, we face an inherent business risk of exposure to product liability claims in the event of product failure or claim of harm caused by product operation. Product failure could result in injury to the patient and could expose healthcare workers to the risk of blood borne pathogens.  If any of our products prove to be defective, we may be required to recall those products.  If a product liability claim is made and damages are in excess of our product liability coverage, our competitive position could be weakened by the amount of money we could be required to pay to compensate those injured by our products.  We have product liability coverage with St. Paul Insurance Company covering up to $1,000,000 per occurrence, with coverage up to $2,000,000 in the aggregate. Each claim is subject to a $25,000 deductible.  Additionally, we have additional product liability protection under an Umbrella Liability Policy.  This policy provides an additional $10,000,000 per occurrence and aggregate limits in the event claims exceed the primary commercial general liability policy limit.  We have not had any product liability claims.

Item 1B. Unresolved Staff Comments.

Not applicable and none.

Item 2. Properties.

Our 22,500 square foot headquarters is located at 511 Lobo Lane, on 35 acres, which we own, overlooking Lake Lewisville in Little Elm, Texas.  The headquarters are in good condition and house our administrative offices and manufacturing facility. The manufacturing facility produced approximately 26.9% of the units that were sold in 2007.  We placed a 45,000 square foot warehouse in service in March 2005.   In the event of a disruption in service of our outside supplier, Double Dove, we believe we could produce quantities sufficient to meet demand under current circumstances except for demand for 5cc and 10cc syringes which are sold principally in the international market.  In that event, we would attempt to engage another manufacturer. We are currently utilizing less than 50% of our current productive capacity.

We obtained a loan from 1st International Bank (“1st International”) for $2,500,000, secured by the land and existing buildings, which provided funding for the construction of the 45,000 square foot warehouse placed in service in 2005. The proceeds from the loan were used to pay off the remaining $475,000 of the revolving credit agreement with 1st International in addition to funding the warehouse and related infrastructure. The payments for the permanent funding are based on a twenty-year amortization with a five-year maturity. Interest rates are based on the amount of funds kept on deposit with the bank. Accordingly, interest will vary from the Wall Street Journal Prime Rate (the “WSJPR”) to the WSJPR plus one percent, with floors that may range from 4.25% to 6.50%. Compensating balances at 1st International affecting the interest rate will range from $0 to $500,000.

The Board of Directors has approved our obtaining financing for up to $4.5 million for a capital project to expand the warehouse.  The expansion will include additional warehouse space, additional office space, and a new Clean Room.  We are in the process of finalizing the financing which will be secured by a second lien on the land and buildings.

In the opinion of Management, the property and equipment are suitable for their intended use and are adequately covered by an insurance policy.

Item 3. Legal Proceedings.

On August 12, 2005, we filed a lawsuit against Abbott Laboratories Inc. (“Abbott”) in the United States District Court in the Eastern District of Texas, Texarkana Division. We are alleging fraud and breach of contract in connection with the National Marketing and Distribution Agreement dated as of May 4, 2000, which was terminated on October 15, 2003. We are seeking damages which we estimate to be in millions of dollars of lost profits, out of pocket expenses, and other damages. In addition, we are seeking punitive damages, pre-judgment and post-judgment interest, and attorney’s fees. On October 31, 2005, Abbott moved to dismiss our suit and to compel arbitration of the dispute.  The Court ruled in our favor and denied the motion to compel arbitration.  Abbott appealed the decision to the Fifth Circuit on February 27, 2007.  Briefing has been completed and oral argument was conducted on March 3, 2008.  It is not possible to predict when exactly the Fifth Circuit will decide the appeal or how.  Whether the matter proceeds in litigation or arbitration, Abbott may counterclaim for amounts that Abbott believes are owed by us under the agreement.

In August 2006, we were sued by OMI in Federal Court of Australia, alleging that two letters written to OMI by our outside counsel contained unjustified threats, but seeking no damages. OMI later amended its complaint to seek a declaratory judgment that OMI does not infringe our Australian patents, again seeking no damages.  Following a one-day trial in June 2007, the Court held that one of the two letters written by outside counsel contained an unjustified threat and awarded costs to OMI.  A one-day trial of the declaratory judgment (that OMI does not infringe on our Australian patents) action is set for April 2008.

On June 15, 2007, we filed a lawsuit against BD in the United States District Court for the Eastern District of Texas, Marshall Division.  We subsequently amended the complaint to add Thomas Shaw as a plaintiff.  We are alleging violations of the federal and state antitrust laws, violation of the Lanham Act, and patent infringement.  Please see Exhibit No. 99 to our Form 8-K filed on June 19, 2007, for details regarding the factual basis underlying the action as well as the relief sought.  We are seeking both damages and injunctive relief in the suit.  In January 2008, the Court severed the patent claims from the other claims and stayed proceedings in the other claims pending resolution of the patent dispute.  BD has denied the allegations and has counterclaimed for a declaration that our asserted patents are invalid and unenforceable.  The patent case is set for trial in March 2009.

On September 6, 2007, BD and MDC Investment Holdings, Inc. filed a complaint against us  in the United States District Court for the Eastern District of Texas, Texarkana Division.  Plaintiffs allege that our VanishPoint® product line infringes U.S. patent nos. 6,179,812 and 7,090,656.  Plaintiffs seek a declaration of infringement, an injunction against further infringement, compensatory damages (with interest), the costs of the litigation, and such other relief as the Court deems just and proper.  We have counterclaimed for a declaration that the asserted patents are invalid and unenforceable.  No trial date has been set.

On March 14, 2008, MedSafe filed a complaint against us and BD in the United States District Court for the District of South Carolina, Greenville Division.  Plaintiffs allege that our VanishPoint® syringe product line and BD’s Integra™ product line infringe U.S. patent no. 6,074,370.   Plaintiffs seek unspecified damages, including compensatory damages (with prejudgment interest) and any further relief as the Court deems appropriate. No trial date has been set.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote during the fourth quarter of 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

RECENT SALES OF UNREGISTERED SECURITIES

                There were no sales of unregistered securities in the first or second quarter.  One sale of unregistered securities in the third quarter of 2007 was reported in our Form 10-Q quarterly report filed with the SEC which is available via EDGAR.   One non-accredited shareholder converted 5,000 shares of Series II Class B Convertible Preferred stock on a one-for-one basis for no additional consideration into Common Stock in the fourth quarter.

MARKET INFORMATION

                Our Common Stock has been listed on the AMEX under the symbol “RVP” since May 4, 2001. Shown below are the high and low sales prices of our Common Stock as reported by the AMEX for each quarter of the last two fiscal years:

	Common Stock
	High	Low
2007
Fourth Quarter	$2.12	$1.40
Third Quarter	$2.60	$1.72
Second Quarter	$3.06	$2.25
First Quarter	$3.48	$2.70

2006
Fourth Quarter	$3.44	$2.20
Third Quarter	$3.96	$3.16
Second Quarter	$4.02	$3.22
First Quarter	$4.11	$3.45

SHAREHOLDERS

As of March 1, 2008, there were 23,800,064 shares of Common Stock held by 280 shareholders of record not including shareholders who beneficially own Common Stock held in nominee or “street name.”

DIVIDENDS

We have not ever declared or paid any dividends on the Common Stock. We have no current plans to pay any cash dividends on the Common Stock. We intend to retain all earnings, except those required to be paid to the holders of the Preferred Stock as resources allow, to support operations and future growth. Dividends on Common Stock cannot be paid so long as preferred dividends are unpaid. As of December 31, 2007, an aggregate of $12,500,000 in preferred dividends were in arrears.

On March 27, 2007, the Board of Directors declared a dividend on the Series I and Series II Class B Convertible Preferred Stock to be paid on July 24, 2007 to Shareholders of Record on July 2, 2007.  Arrearages were paid through June 30, 2007 in the approximate amount of $1.1 million.

EQUITY COMPENSATION PLAN INFORMATION

See Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for a chart describing compensation plans under which equity securities are authorized.

Item 6. Selected Financial Data.

The following selected financial data are qualified by reference to, and should be read in conjunction with, our audited financial statements and the notes to those statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.  The selected Statements of Operations data presented below for the years ended December 31, 2004 and 2003, and the Balance Sheet data as of December 31, 2005, 2004, and 2003, have been derived from our audited financial statements, which are not included herein.

(In thousands except for earnings per share, shares and percentages)*

	As of and for the Years Ended December 31,
	2007	2006	2005	2004	2003
Sales, net	$26,290	$20,897	$21,157	$21,136	$19,078
Reimbursed discounts	—	4,427	3,078	386	—
Total sales	26,290	25,324	24,235	21,522	19,078
Cost of sales	18,300	17,778	15,429	16,411	14,654
Gross profit	7,990	7,546	8,806	5,111	4,424
Total operating expenses	17,936	14,261	11,683	13,110	10,327
Loss from operations	(9,946)	(6,715)	(2,877)	(7,999)	(5,903)
Interest income	1,870	1,976	1 ,373	475	45
Interest expense, net	(326)	(411)	(340)	(243)	(308)
Litigation settlements, net	—	—	—	74,635	13,880
Net income (loss) before income taxes	(8,402)	(5,150)	(1,844)	66,868	7,714
Provision (benefit) for income taxes	(1,454)	(1,280)	(606)	12,177	266
Net income (loss)	(6,948)	(3,870)	(1,238)	54,691	7,448
Preferred Stock dividend requirements	(1,399)	(1,451)	(1,503)	(1,993)	(2,560)
Earnings (loss) applicable to common shareholders	$(8,347)	$(5,321)	$(2,741)	$52,698	$4,888

Earnings (loss) per share — basic	$(0.35)	$(0.23)	$(0.12)	$2.33	$0.23
Earnings (loss) per share — diluted	$(0.35)	$(0.23)	$(0.12)	$2.08	$0.20

Weighted average shares outstanding	23,727,029	23,591,999	23,332,277	22,600,166	21,001,004
Current assets	$51,916	$57,781	$61,485	$64,674	$13,497
Current liabilities	$8,786	$6,891	$5,458	$7,852	$5,773
Property, plant, and equipment, net	$11,483	$12,212	$11,926	$11,057	$9,679
Total assets	$64,330	$70,795	$73,756	$76,123	$23,631
Long-term debt, net of current maturities	$3,747	$4,137	$4,351	$3,535	$2,723
Stockholders’ equity	$51,761	$59,710	$63,235	$63,665	$15,135
Redeemable Preferred Stock (in shares)	2,329,916	2,441,166	2,498,666	2,572,116	3,591,216
Cash dividends per common share	$—	$—	$—	$—	$—
Gross profit margin	30.4%	29.8%	36.3%	23.7%	23.2%

*              Events that could positively affect the trends indicated above include receipt of royalties from BTMD, continued reductions in manufactured costs, continued increasing average sales prices, and the gaining of market access.  Future interest income trends may negatively affect the trends indicated above due to possibly lower future interest rates as will our movement of our cash to U.S. Treasury bills and other U.S. government backed securities.  Furthermore, as our products are made from petroleum products, the increasing cost of oil and transportation may have a negative impact on our costs to the extent they may not be recoverable through price increases of our products.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, our ability to maintain liquidity, our maintenance of patent protection, the impact of current litigation (as it affects our costs as well as market access and the viability of our patents), the ability to successfully re-negotiate or extend the BTMD license agreement and the receipt of payments thereunder, the impact of dramatic increases in demand, our ability to quickly increase capacity in the event of a dramatic increase in demand, our ability to access the market, our ability to maintain or lower production costs, our ability to continue to finance research and development as well as operations and expansion of production, the increased interest of larger market players, specifically BD, in providing safety needle products, and other factors listed in Item 1A. Risk Factors. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

OVERVIEW

We have been manufacturing and marketing safety products into the marketplace since 1997. We are currently transitioning into providing other safety medical products in addition to safety syringe products which comprised 98.0% of our sales in 2007. One such product, the Patient Safe™ syringe should enter the market in 2008. Our products have been and continue to be distributed nationally through numerous distributors. However, we have been blocked from access to the market by exclusive marketing practices engaged in by BD which dominates the market. We believe that BD’s monopolistic business practices continue despite their paying $100 million in 2004 to settle a lawsuit with us for anticompetitive practices, business disparagement, and tortious interference.  Although we made limited progress in some areas, such as the alternate care and international markets, our volumes are not as high as they should be given the nature and quality of our product, the federal and state legislation requiring use of safe needle devices, and the Senate Subcommittee hearings on GPOs.  We continue to pursue various strategies to have better access to the hospital market, as well as other markets, including attempting to gain access to the market through our sales efforts, our innovative technology, introduction of new products and, when necessary, litigation.

We are focusing on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer our technology at a reduced price.  We believe our current capitalization provides the resources necessary to implement these changes, improve profit margins, and improve our manufacturing capacity and efficiency, thereby reducing our unit cost. We are also marketing more products internationally.  Beginning in 2004, we were given an award (from PATH) to supply syringes to various African countries.  Awards increased significantly from 2004 to 2007.  However, currently there is no funding for this program.  We are hopeful that funding will be re-established.  If so, we will again also distribute our products under this program.  We continue to produce syringes and blood collection tube holders in Little Elm, Texas.

Additionally, an Australian distributor was awarded a one-year contract in March 2007 to supply our VanishPoint®  automated retraction syringes to all of Queensland Health’s 202 acute care facilities.  Queensland Health is a department within the government of Queensland, Australia.  The contract was effective immediately and renewable for two years.  VanishPoint® products are distributed in Australia by Brisbane-based Scientific Educational Supplies Pty Ltd.

Product purchases from Double Dove have enabled us to increase manufacturing capacity with little capital outlay and provided a competitive manufactured cost.  These purchases have enabled improved profit margins in spite of limited revenues.  The cost of production per unit has generally declined as volumes increased. We currently obtain roughly 73.1% of our finished products through Double Dove. We believe we could make up any long-term disruption in these supplies by utilizing more of the capacity at the Little Elm facility, except for 5cc and 10cc syringes which comprised about 7.6% of our 2007 revenues.

We have a Licensing Agreement with BTMD which expires on May 13, 2008. Royalties that were expected in 2007 were not received due to the time needed to build the factory, assembly equipment, and the related infrastructure as well as the need of BTMD to meet the requisite Chinese government requirements. The facility has been completed and BTMD is in the process of meeting Chinese government requirements.  Although successful renegotiation and/or extension of this agreement cannot be assured, we still continue to expect royalty payments although we are unable to predict the date we will begin to receive such royalties. Royalties should begin once Chinese government requirements are met and BTMD is able to produce and sell products.

Historically, unit sales have increased in the latter part of the year due, in part, to the demands for syringes during the flu season.

We are committed to the expansion of an existing warehouse. This expansion will increase our warehouse area, provide for additional office space, and add a second Clean Room.

LIQUIDITY AND FUTURE CAPITAL RESOURCES

At the present time Management does not intend to raise equity capital in 2008. Due to the litigation settlements, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing as the primary ongoing sources of cash.

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

Internal Sources of Liquidity

To achieve break even quarters we need minimal access to hospital markets which has been difficult to obtain due to the monopolistic marketplace which was the subject of our initial lawsuit and now also included in our second lawsuit against BD. We will also continue to attempt to gain access to the market through our sales efforts, innovative technology and the introduction of new products. We are focusing on methods of upgrading our manufacturing capability and efficiency in order to enable us to offer our technology at a reduced price. We believe our current capitalization provides the resources necessary to implement these changes and improve our manufacturing capacity and efficiency, thereby reducing our unit cost.

Beginning in early 2004, we began to receive shipment of product from Double Dove which enabled us to sell product at lower costs.  Fluctuations in the cost and availability of raw materials and inventory and the ability to maintain favorable supplier arrangements and relationships could result in the need to manufacture all (as opposed to 26.9%) of the products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

We have a Licensing Agreement with BTMD which expires on May 13, 2008. Royalties that were expected in 2007 were not received due to the time needed to build the factory, assembly equipment, and the related infrastructure as well as the need of BTMD to meet the requisite Chinese government requirements. The facility has been completed and BTMD is in the process of meeting Chinese government requirements. Although successful renegotiation and/or extension of this agreement cannot be assured, we still continue to expect royalty payments although we are unable to predict the date we will begin to receive such royalties. Royalties should begin once Chinese government requirements are met and BTMD is able to produce and sell products.  We anticipate that receipt of such royalties would have a positive effect on our liquidity.

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.

Due to increased volumes, our manufacturing unit costs have tended to decline. However, increasing oil and transportation costs could mitigate this trend.

As our products are made from petroleum products, the increasing costs of oil and transportation may have a negative impact on our costs to the extent they may not be recoverable through price increases of our products.

In the event we continue to have only limited market access and cash generated from operations and cash reserves become insufficient to support operations, we would take cost cutting measures to reduce cash requirements. Such measures could result in reduction of units being produced, reduction of workforce, reduction of salaries of officers and other nonhourly employees, and deferral of royalty payments.

External Sources of Liquidity

We have obtained several loans over the past seven years (see Historical Sources of Liquidity), which have, together with proceeds from the sales of equities and litigation settlements, enabled us to pursue development and production of our products. Currently we believe we could obtain additional funds through loans if needed. Furthermore, the shareholders have previously authorized an additional 5,000,000 shares of a Class C stock that could, if necessary, be authorized and used to raise funds through the sale of equity.  We are in the process of finalizing a loan for approximately $4.2 million to fund the expansion of the warehouse (which will include additional warehouse space, additional office space, and a new Clean Room).

CAPITAL RESOURCES

In 2006, we invested $500,000 in a limited liability company (“LLC”).  We are in the process of exercising our option to have that investment returned.

Material Commitments for Expenditures

Capital expenditures in 2008 are dependent upon several factors, including, but not limited to, the success of projects to decrease production costs, the successful introduction of new products, and access to debt financing.

Beginning in 2008, we plan to expand our warehouse (to include additional warehouse space, additional office space, and a new Clean Room).  This expansion will be funded by a loan from Lewisville State Bank, a division of 1st International, for approximately $4.2 million, secured by a 2nd Lien Deed to the land and existing buildings.

Trends in Capital Resources

Interest expense will increase due to the pending loan of approximately $4.2 million, but will be somewhat mitigated by lower borrowing rates if current conditions in the credit markets continue.  Interest income may be negatively affected by lower interest rates and our movement of cash to U.S. Treasury bills and other U.S. government backed securities.  Although we believe that we have granted credit to credit-worthy firms, current economic conditions may affect the timing and/or collectability of some accounts.

RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are to our fiscal years ended December 2007, 2006 or 2005. Dollar amounts have been rounded for ease of reading.

Comparison of Year Ended
December 31, 2007, and Year Ended December 31, 2006

Revenues increased due principally to increased sales in the international market.  Domestic sales were 81.6% of revenues with international sales comprising the remainder.  Unit sales of the 1cc syringe increased 7.3% and 5cc unit sales increased 30.6%.  Unit sales of all products increased 7.5%.  The discount reimbursements ended in 2006.  The discount reimbursement program expired after the settlement agreement under which it was established provided for a total of $8.0 million in reimbursements.  We had recognized $8.0 million in cumulative discount reimbursements by the third quarter of 2006.  Sales to three distributors accounted for 36.5% and 31.3% of our revenues in 2007 and 2006, respectively.

Cost of sales as a percentage of revenues decreased slightly due to higher volumes offset by the lower average selling price principally in the international sales.  The increased volume of production resulted in a lower unit cost.  Royalty expenses were flat.

As a result, gross profits increased and gross profit margins increased slightly from 29.8% in 2006 to 30.4% in 2007.

Operating expenses increased from the prior year primarily due to increases in General and administrative costs.

Sales and marketing expenses declined due primarily to decreased marketing and trade show expense.  Increased compensation and consulting costs were mitigated by reductions in stock option expenses and travel and entertainment.

Research and development costs were somewhat higher. We had increases in engineering costs due principally to validation testing and the development work on the IV safety catheter and higher compensation costs.

General and administrative costs increased due principally to higher legal expenses.  Compensation costs, outside accounting costs, and distribution fees also increased.  Stock option expenses, shareholder expenses, consulting and training decreased.   Legal costs concerning the litigation against BD comprise the largest amount of legal fees and have a significant effect on our expenses. Our lawsuit against BD is currently scheduled for trial in March 2009. After conclusion of the trial, legal expenses are expected to decrease significantly. The legal costs incurred in 2007 with regard to the Abbott litigation are lower than those in 2006.  We expect such costs to continue until the litigation is resolved. We also have higher litigation expenses concerning OMI.  We had decreases in taxes other than income taxes in 2007.  We awarded merit increases to our employees in 2006.  We donated product in an international humanitarian effort in 2006.  There have been no stock options awarded since 2004; therefore, this expense continues to decline as the costs become fully amortized with virtually none recorded in 2007.  We also increased our allowance for bad debt.

Preferred Stock dividend requirements declined due to conversion of Preferred Stock into Common Stock.  The dividend arrearage at December 31, 2007, on all classes of Preferred Stock was approximately $12,500,000.

Interest income decreased due to lower interest rates and cash balances.  Interest expense decreased due to lower interest rates and debt balances.  We expect interest income to continue to decline because of declining cash balances, the market environment for declining interest rates, and the transfer of our cash to U.S. Treasury bills and other government backed securities.  Interest expense will increase with the addition of a building loan in the approximate amount of $4.2 million which is in the process of being finalized.

Provision for income tax benefits consists primarily of the settlement in our favor of a state tax audit.  We also have a valuation reserve for all deferred taxes, with the exception of deferred taxes on the beneficial conversion feature associated with our note payable to Katie Petroleum.

Cash flow from operations was negative for 2007 due principally to the loss for the year.  The effect of non-cash expenses and the change in working capital were a positive $2.7 million.

Comparison of Year Ended
December 31, 2006, and Year Ended December 31, 2005

Revenues increased 4.5%, due principally to increased sales in the alternate care and international markets.  Domestic sales were 87.8% of revenues with international sales comprising the remainder.  Unit sales of the 1cc syringe increased 39.1% and 3cc unit sales increased 19.7%.  Unit sales of all products increased 32.6%.  The hospital market continues to lag despite very favorable promotional pricing under the discount program.  The increase in discount reimbursements in 2006 is due principally to the reduction of the promotional prices initiated in April 2005, resulting in larger reimbursements, mitigated by the ending of the reimbursement of the discounts in the third quarter of 2006.  The discount reimbursement program expired since the settlement agreement under which it was established provided for a total of $8.0 million in reimbursements.  We had recognized $8.0 million in cumulative discount reimbursements by the third quarter of 2006.  Sales to two distributors accounted for 31.3% and 34.8% of our revenues in 2006 and 2005, respectively.

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

General and administrative costs increased due principally to higher legal costs, compensation costs, consulting, and taxes other than income taxes.  Decreases in expenses include stock option expense, shareholder expenses, outside accounting costs, severance pay, and training.   The legal costs incurred in 2006 in regard to the Abbott litigation are higher than those in 2005.  We expect such costs to continue until the litigation is resolved. We also have litigation expenses concerning OMI.  Compensation costs increased as officers and other salaries were brought into a more appropriate range in 2005, the full effect being reflected in 2006.  We also awarded merit increases to our employees in 2006.  Consulting costs increased due to our continuing efforts to penetrate U.S. and international markets.  We had increases in taxes other than income taxes in 2006.  We donated product in an international humanitarian effort in 2006.  There have been no stock options awarded since 2004; therefore, this expense continues to decline as the costs become fully amortized.

Preferred Stock dividend requirements declined due to conversion of Preferred Stock into Common Stock.  The dividend arrearage at December 31, 2006, on all classes of Preferred Stock was approximately $12,200,000.

Interest income increased due to higher interest rates.  Interest expense increased due to higher interest rates mitigated by lower debt balances.

Provision for income tax benefits consists primarily of federal tax subject to carry back provisions.  State income taxes are also subject to the various states’ carry back rules.  We also have a valuation reserve for all deferred taxes, with the exception of deferred taxes on the beneficial conversion feature associated with our note payable to Katie Petroleum.

Cash flow from operations was negative for 2006 due principally to the loss for the year.  The effect of non-cash expenses and the change in working capital was a positive $500,000.  Investing activities utilized $2.0 million in cash.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

Contractual Obligations and Commercial Commitments

The following chart summarizes our material obligations and commitments to make future payments under contracts for long-term debt as of December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt, including current maturities	$4,285,007	$442,293	$3,061,288	$781,426	$—

SIGNIFICANT ACCOUNTING POLICIES

We consider the following to be our most significant accounting policies. Careful consideration and review is given to these and all accounting policies on a routine basis to ensure that they are accurately and consistently applied.

Accounts Receivable

We record trade receivables when revenue is recognized. No product has been consigned to customers.  Our allowance for doubtful accounts is primarily determined by review of specific trade receivables.  Those accounts that are doubtful of collection are included in the allowance.  An additional allowance has been established based on a percentage of receivables outstanding.  These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts.  Trade receivables are charged off when there is certainty as to their being uncollectible.  Trade receivables are considered delinquent when payment has not been made within contract terms.

Revenue Recognition

Revenue is recognized for sales to distributors when title and risk of ownership passes to the distributor, generally upon shipment. Revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances. Contractual pricing allowances consist of (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products that we have not received tracking reports. Rebates are recorded when issued and are applied against the customer’s receivable balance. The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report. Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted. The estimated contractual allowance is netted against individual distributors’ accounts receivable balances for financial reporting purposes. The resulting net balance is reflected in accounts receivable or accounts payable, as appropriate. The terms and conditions of contractual pricing allowances are governed by contracts between us and our distributors. Revenue for shipments directly to end-users is recognized when title and risk of ownership passes from us. Any product shipped or distributed for evaluation purposes is expensed.

Our domestic return policy is set forth in our standard Distribution Agreement.  This policy provides that a customer may return incorrect shipments within 10 days following arrival at the distributor’s facility.  In all such cases the distributor must obtain an authorization code from us and affix the code to the returned product.  We will not accept returned goods without a returned goods authorization number.  We may refund the customer’s money or replace the product.

Our return policy also provides that a customer may return product that is overstocked.  Overstocking returns are limited to two times in each 12 month period up to one percent of distributor’s total purchase of products for the prior 12 month period.  All product overstocks and returns are subject to inspection and acceptance by manufacturer.

Our international Distribution Agreements do not provide for any returns.

We record an allowance for estimated returns as a reduction to accounts receivable and gross sales.  Historically, returns have been less than 0.48% of Total sales.

Inventories

Inventories are valued at the lower of cost or market, with cost being determined using a standard cost method, which approximates average cost. A reserve is established for any excess or obsolete inventories.

Marketing Fees

Under a sales and marketing agreement with Abbott, we paid marketing fees until we terminated the contract for breach.  The contracted services were to include participation in promotional activities, development of educational and promotional materials, representation at trade shows, clinical demonstrations, inservicing and training, and tracking reports detailing the placement of our products to end-users. Marketing fees were accrued at the time of the sale of product to Abbott. These fees were paid after Abbott provided us a tracking report of product sales to end-users. These costs were included in Sales and marketing expense in the Statements of Operations. No marketing fees have been accrued since October 15, 2003, the date the National Marketing and Distribution Agreement with Abbott was terminated. We filed suit against Abbott in August 2005 for breach of contract.  We do not expect the eventual liability for marketing fees, if any, to exceed the amount accrued.

Reimbursed Discounts

We received reimbursed discounts from one of the settlement agreements reached in our previous federal antitrust lawsuit, Retractable Technologies, Inc. v. BD, et al. Payments under the discount reimbursement program were recognized upon invoicing of amounts due under the agreement, provided collection was reasonably assured.  Such amounts are presented in the Statements of Operations as a separate component of revenues.  All funds available under the discount reimbursement program were recognized by the third quarter of 2006.

Item 7A. Quantitative and Qualitative Disclosures About  Market Risk.

We believe that our market risk exposures regarding our cash and cash equivalents are immaterial as we do not have instruments for trading purposes. Additionally, reasonable, possible near-term changes in market rates or prices will not result in material near-term losses in earnings.

Item 8. Financial Statements and Supplementary Data.

RETRACTABLE TECHNOLOGIES, INC.

FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2007 AND 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Retractable Technologies, Inc.

We have audited the accompanying balance sheets of Retractable Technologies, Inc. as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule of Retractable Technologies, Inc., listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Retractable Technologies, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 included in Item 9A(T) of the Company’s December 31, 2007 Form 10-K and, accordingly, we do not express an opinion thereon.

	/s/	CF & Co., L.L.P.
CF & Co., L.L.P.
Dallas, Texas
March 31, 2008

RETRACTABLE TECHNOLOGIES, INC.
BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$40,507,431	$46,814,689
Accounts receivable, net of allowance for doubtful accounts of $254,008 and $87,030, respectively	1,667,636	1,956,756
Inventories, net	7,037,129	6,385,780
Income taxes receivable	2,345,041	2,355,732
Other current assets	358,807	267,707
Total current assets	51,916,044	57,780,664

Property, plant, and equipment, net	11,483,423	12,212,140
Intangible assets, net	424,560	279,846
Other assets	505,899	522,294
Total assets	$64,329,926	$70,794,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,535,365	$4,247,630
Current portion of long-term debt	387,906	261,905
Accrued compensation	539,330	472,573
Marketing fees payable	1,419,760	1,419,760
Accrued royalties to shareholders	619,304	2,755
Other accrued liabilities	263,339	440,253
Current deferred tax liability	20,626	45,697
Total current liabilities	8,785,630	6,890,573

Long-term debt, net of current maturities	3,747,259	4,137,231
Long-term deferred tax liability	36,200	56,828
Total liabilities	12,569,089	11,084,632

Stockholders’ equity:
Preferred Stock $1 par value:
Class B; authorized: 5,000,000 shares
Series I, Class B; issued: 1,000,000 shares; outstanding: 144,000 and 164,000 shares, respectively (liquidation preference of $900,000 and $1,025,000 respectively)	144,000	164,000
Series II, Class B; issued: 1,000,000 shares; outstanding 219,700 and 224,700, respectively (liquidation preference of $2,746,250 and $2,808,750, respectively)	219,700	224,700
Series III, Class B; issued: 1,160,445 shares; outstanding: 130,245 and 135,245 shares, respectively (liquidation preference of $1,628,063 and $1,690,563, respectively)	130,245	135,245
Series IV, Class B; issued: 1,133,800 shares; outstanding 553,500 shares (liquidation preference of $6,088,500)	553,500	553,500
Series V, Class B; issued 2,416,221 shares; outstanding: 1,282,471 and 1,363,721 shares, respectively (liquidation preference of $5,642,872 and $6,000,372, respectively)	1,282,471	1,363,721
Common Stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 23,755,414 and 23,644,164 shares, respectively	—	—
Additional paid-in capital	53,818,987	54,709,108
Retained earnings (deficit)	(4,388,066)	2,560,038
Total stockholders’ equity	51,760,837	59,710,312
Total liabilities and stockholders’ equity	$64,329,926	$70,794,944

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
Sales, net	$26,289,720	$20,897,207	$21,156,666
Reimbursed discounts	—	4,427,312	3,078,350
Total sales	26,289,720	25,324,519	24,235,016
Cost of Sales
Costs of manufactured product	16,212,609	15,684,450	13,713,675
Royalty expense to shareholders	2,087,596	2,093,822	1,715,024
Total cost of sales	18,300,205	17,778,272	15,428,699
Gross profit	7,989,515	7,546,247	8,806,317

Operating expenses:
Sales and marketing	5,299,157	5,545,500	4,148,688
Research and development	1,071,143	958,798	934,209
General and administrative	11,565,144	7,756,647	6,600,133
Total operating expenses	17,935,444	14,260,945	11,683,030
Loss from operations	(9,945,929)	(6,714,698)	(2,876,713)

Interest income	1,870,512	1,976,406	1,372,715
Interest expense, net	(326,304)	(411,154)	(339,688)
Net loss before income taxes	(8,401,721)	(5,149,446)	(1,843,686)
Benefit for income taxes	(1,453,617)	(1,279,962)	(605,363)
Net loss	(6,948,104)	(3,869,484)	(1,238,323)
Preferred Stock dividend requirements	(1,399,062)	(1,451,321)	(1,502,887)
Net loss applicable to common shareholders	$(8,347,166)	$(5,320,805)	$(2,741,210)

Net loss per share - basic and diluted	$(0.35)	$(0.23)	$(0.12)

Weighted average common shares outstanding	23,727,029	23,591,999	23,332,277

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series I Class B		Series II Class B		Series III Class B		Series IV Class B		Series V Class B		Common
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2004	199,400	$199,400	289,000	$289,000	137,745	$137,745	556,000	$556,000	1,389,971	$1,389,971	23,201,998	$—

Conversion of Preferred Stock into Common Stock	(28,400)	(28,400)	(33,800)	(33,800)	(2,500)	(2,500)	—	—	(8,750)	(8,750)	73,450	—

Recognition of stock option exercise	—	—	—	—	—	—	—	—	—	—	236,436	—

Recognition of stock option compensation	—	—	—	—	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2005	171,000	171,000	255,200	255,200	135,245	135,245	556,000	556,000	1,381,221	1,381,221	23,511,884	—

Conversion of Preferred Stock into Common Stock	(7,000)	(7,000)	(30,500)	(30,500)	—	—	(2,500)	(2,500)	(17,500)	(17,500)	57,500	—

Recognition of stock option exercise	—	—	—	—	—	—	—	—	—	—	74,780	—

Recognition of stock option compensation	—	—	—	—	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2006	164,000	164,000	224,700	224,700	135,245	135,245	553,500	553,500	1,363,721	1,363,721	23,644,164	—

Conversion of Preferred Stock into Common Stock	(20,000)	(20,000)	(5,000)	(5,000)	(5,000)	(5,000)	—	—	(81,250)	(81,250)	111,250	—

Recognition of stock option compensation	—	—	—	—	—	—	—	—	—	—	—	—

Dividends declared and paid on Series I Class B Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—

Dividends declared and paid on Series II Class B Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2007	144,000	$144,000	219,700	$219,700	130,245	$130,245	553,500	$553,500	1,282,471	$1,282,471	23,755,414	$—

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Additional Paid-in Capital	Retained Earnings (Deficit)	Total

Balance as of December 31, 2004	$53,424,744	$7,667,845	$63,664,705

Conversion of Preferred Stock into Common Stock	73,450	—	—

Recognition of stock option exercise	236,436	—	236,436

Recognition of stock option compensation	572,423	—	572,423

Net loss	—	(1,238,323)	(1,238,323)

Balance as of December 31, 2005	54,307,053	6,429,522	63,235,241

Conversion of Preferred Stock into Common Stock	57,500	—	—

Recognition of stock option exercise	74,780	—	74,780

Recognition of stock option compensation	269,775	—	269,775

Net loss	—	(3,869,484)	(3,869,484)

Balance as of December 31, 2006	54,709,108	2,560,038	59,710,312

Conversion of Preferred Stock into Common Stock	111,250	—	—

Recognition of stock option compensation	52,173	—	52,173

Dividends declared and paid on Series I Class B Preferred Stock	(262,819)	—	(262,819)

Dividends declared and paid on Series II Class B Preferred Stock	(790,725)	—	(790,725)

Net loss	—	(6,948,104)	(6,948,104)

Balance as of December 31, 2007	$53,818,987	$(4,388,066)	$51,760,837

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(6,948,104)	$(3,869,484)	$(1,238,323)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,430,072	1,426,748	1,366,907
Capitalized interest	(177,086)	(135,857)	(104,961)
Stock option compensation	6,478	372,298	572,423
Provision for inventory valuation	155,600	(61,296)	13,977
Provision for doubtful accounts	169,223	65,362	64,299
Accreted interest	120,486	138,155	101,120
Deferred income taxes	—	534,065	(88,863)
Loss on disposal of assets	—	—	4,474
(Increase) decrease in assets:
Inventories	(806,949)	(3,026,759)	467,246
Accounts receivable	119,897	1,382,790	(1,604,693)
Income taxes receivable	10,691	(1,794,670)	788,082
Other current assets	(91,100)	194,443	(163,701)
Increase (decrease) in liabilities:
Accounts payable	1,287,735	1,902,016	(1,056,423)
Other accrued liabilities	506,386	(481,842)	456,621
Income taxes payable	—	—	(1,813,084)

Net cash used by operating activities	(4,216,671)	(3,354,031)	(2,234,899)

Cash flows from investing activities:
Purchase of property, plant and equipment	(464,415)	(1,530,357)	(2,015,345)
Investment in LLC	—	(500,000)	—
Acquisitions of patents, trademarks, licenses, and intangibles	(188,168)	(4,576)	—

Net cash used by investing activities	(652,583)	(2,034,933)	(2,015,345)

Cash flows from financing activities:
Repayments of long-term debt and notes payable	(384,460)	(385,062)	(391,629)
Proceeds from long-term debt	—	—	1,050,846
Proceeds from the exercise of stock options	—	74,780	236,436
Payment of Preferred Stock dividends	(1,053,544)	—	—

Net cash provided (used) by financing activities	(1,438,004)	(310,282)	895,653

Net decrease in cash and cash equivalents	(6,307,258)	(5,699,246)	(3,354,591)
Cash and cash equivalents at:
Beginning of period	46,814,689	52,513,935	55,868,526
End of period	$40,507,431	$46,814,689	$52,513,935

Supplemental schedule of cash flow information:
Interest paid	$382,901	$425,429	$334,127
Income taxes paid	$—	$45,893	$2,062,493
Supplemental schedule of noncash investing and financing activities:
Debt assumed to acquire assets	$—	$—	$78,453

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1.    BUSINESS OF THE COMPANY

Retractable Technologies, Inc. (the “Company”) was incorporated in Texas on May 9, 1994, and designs, develops, manufactures and markets safety syringes and other safety medical products for the healthcare profession. The Company began to develop its manufacturing operations in 1995. The Company’s manufacturing and administrative facilities are located in Little Elm, Texas. The Company’s primary products with Notice of Substantial Equivalence to the FDA are the VanishPoint® 1cc tuberculin, insulin, and allergy antigen syringes; the 3cc, 5cc, and 10cc syringes; autodisable syringe; small diameter tube adapters; blood collection tube holders; allergy trays; and IV safety catheters. We also have the Patient Safe™ syringe, which reduces the risk of infection resulting from IV contamination, which the Company anticipates will enter the market in 2008.  The Company has conducted preliminary clinical evaluations and worked with national distributors to encourage healthcare facilities to transition from the use of standard syringes to the VanishPoint® syringe.

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

Property, plant, and equipment

Property, plant, and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity and interest cost associated with significant capital additions. For the years ended December 31, 2007, 2006, and 2005, the Company capitalized interest of approximately $177,000; $136,000; and $105,000, respectively. Gains or losses from property disposals are included in income.

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

Financial instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes that the fair values of financial instruments approximates their recorded values.

Concentration risks

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash balances, some of which exceed the federally insured limits, are maintained in financial institutions; however, Management believes the institutions are of high credit quality. The majority of accounts receivable are due from companies which are well-established entities. As a consequence, Management considers any exposure from concentrations of credit risks to be limited. The Company had a high concentration of sales with  three significant customers. For the year ended December 31, 2007, the aforementioned customers accounted for $9.6 million, or 36.5%, of net sales.

The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials. There are multiple sources of these materials. The Company currently obtains roughly 73.1% of its finished products through Double Dove, a Chinese manufacturer. In the event that the Company was unable to purchase such product from Double Dove, the Company would need to find an alternate supplier for its 5cc and 10cc syringes and increase domestic production for 1cc and 3cc syringes to avoid a disruption in supply.

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

The Company’s domestic return policy is set forth in its standard Distribution Agreement.  This policy provides that a customer may return incorrect shipments within 10 days following arrival at the distributor’s facility.  In all such cases the distributor must obtain an authorization code from the Company and affix the code to the returned product.  The Company will not accept returned goods without a returned goods authorization number.  The Company may refund the customer’s money or replace the product.

The Company’s return policy also provides that a customer may return product that is overstocked.  Overstocking returns are limited to two times in each 12 month period up to one percent of distributor’s total purchase of products for the prior 12 month period.  All product overstocks and returns are subject to inspection and acceptance by manufacturer.

The Company’s international Distribution Agreements do not provide for any returns.

The Company records an allowance for estimated returns as a reduction to accounts receivable and gross sales.  Historically, returns have been less than 0.48% of Total sales.

Marketing fees

Under a sales and marketing agreement with Abbott Laboratories, Inc. (“Abbott”), the Company paid marketing fees until the Company terminated the contract for breach.  The contracted services were to include participation in promotional activities, development of educational and promotional materials, representation at trade shows, clinical demonstrations, inservicing and training, and tracking reports detailing the placement of the Company’s products to end-users. Marketing fees were accrued at the time of the sale of product to Abbott. These fees were paid after Abbott provided the Company a tracking report of product sales to end-users. These costs were included in Sales and marketing expense in the Statements of Operations. No marketing fees have been accrued since October 15, 2003, the date the National Marketing and Distribution Agreement with Abbott was terminated. The Company filed suit against Abbott in August 2005 for breach of contract.  The Company does not expect the eventual liability for marketing fees, if any, to exceed the amount accrued.

Reimbursed Discounts

The Company received reimbursed discounts from one of the settlement agreements reached in its previous federal antitrust lawsuit, Retractable Technologies, Inc. v. Becton Dickinson and Co. (“BD”) et al.  Payments under the discount reimbursement program were recognized upon invoicing of amounts due under the agreement provided collection was reasonably assured.  Such amounts are presented in the Statements of Operations as a separate component of revenues.  All funds available under the discount reimbursement program were recognized by the third quarter of 2006.

Income taxes

The Company provides for deferred income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such basis differences reverse in future periods. Deferred tax assets are periodically reviewed for realizability. The Company has sufficient taxable income from prior carryback years to realize all of its current taxable losses.  The Company has established a valuation allowance for its net deferred tax asset as future taxable income cannot be reasonably assured. Penalties and interest on uncertain tax positions are classified as income taxes in the Statements of Operations.

Earnings per share

The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive Common Stock equivalents, consist of options, convertible debt and convertible Preferred Stock and are all antidilutive as the Company is in a loss position for all periods presented.  Accordingly, basic loss per share is equal to diluted loss per share.  Cumulative preferred dividends have been added to net losses for the years ended December 31, 2007, 2006 and 2005 to arrive at net loss per share.

Shipping and handling costs

The Company classifies shipping and handling costs as part of Cost of sales in the Statements of Operations.

Research and development costs

Research and development costs are expensed as incurred.

Share-based compensation

The Company has issued options under three share-based Director, officer, and employee compensation plans as well as several individual option agreements.  The two 1996 plans have terminated; however, the options continue until their expected maturity dates.  The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to all awards granted, modified, or settled after December 31, 2001.  Awards generally vest over periods up to three years.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS No. 123R”), Share-Based Payment, effective January 1, 2006.  It did not have a material impact on the financial statements of the Company.  In accordance with the disclosure requirements of SFAS No. 123R, the Company incurred the following share-based compensation costs:

	Years Ended December 31,
	2007	2006	2005
Cost of Sales	$6,648	$67,561	$29,131
Sales and marketing	3,086	101,608	182,464
Research and development	(7,863)	12,418	19,432
General and administrative	4,607	190,711	341,396
	$6,478	$372,298	$572,423

Recent Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  The provisions of the new standard are to be applied prospectively for most financial instruments and retrospectively for others as of the beginning of the fiscal year in which the standard is initially applied.  The Company is evaluating the effect, if any, that the adoption of SFAS 157 will have on its financial statements.

3.    INVENTORIES

Inventories consist of the following:

	December 31,
	2007	2006

Raw materials	$1,743,990	$1,546,288
Finished goods	5,498,739	4,889,492
	7,242,729	6,435,780
Inventory reserve	(205,600)	(50,000)
	$7,037,129	$6,385,780

4.    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	December 31,
	2007	2006

Land	$261,893	$261,893
Buildings and building improvements	5,314,725	5,162,512
Production equipment	14,169,902	14,130,874
Office furniture and equipment	1,729,199	1,226,518
Construction in progress	2,185,976	2,238,387
Automobiles	102,321	102,321
	23,764,016	23,122,505
Accumulated depreciation and amortization	(12,280,593)	(10,910,365)
	$11,483,423	$12,212,140

Depreciation expense for the years ended December 31, 2007, 2006, and 2005 was $1,370,228; $1,380,047; and $1,325,174, respectively.

5.    INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2007	2006

License agreement	$500,000	$500,000
Trademarks and patents	419,591	231,423
	919,591	731,423
Accumulated amortization	(495,031)	(451,577)
	$424,560	$279,846

In 1995, the Company entered into the license agreement with the Chief Executive Officer of the Company for the exclusive right to manufacture, market, and distribute products utilizing automated retraction technology. This technology is the subject of various patents and patent applications owned by such officer of the Company. The initial licensing fee of $500,000 is being amortized over 17 years. The license agreement also provides for quarterly payments of a 5% royalty fee on gross sales. The royalty fee expense is recognized in the period in which it is earned. Royalty fees of $2,087,596; $2,093,822; and $1,715,024 are included in Cost of sales for the years ended December 31, 2007, 2006, and 2005, respectively. Royalties payable under this agreement aggregated $619,304 and $2,755 at December 31, 2007 and 2006, respectively.  Gross sales upon which royalties are based were $41,751,897; $42,026,447; and $34,300,473 for 2007, 2006, and 2005, respectively.

Amortization expenses for the years ended December 31, 2007, 2006, and 2005, were $43,454; $41,657; and $41,733, respectively. Future amortization expense for the years 2008 through 2012 is estimated to be $53,000 per year.

6.    OTHER ASSETS

In 2006, the Company invested $500,000 in a limited liability company (“LLC”).  The Company is in the process of exercising its option to have that investment returned.

7.    LONG-TERM DEBT

	December 31,
	2007	2006
Long-term debt consists of the following:

Note payable to Katie Petroleum. Interest accrues at prime plus 1%, 8.50%, and 9.25% at December 31, 2007 and 2006, respectively. Interest only was payable monthly through February 1, 2004. The original amount of the note of $3,000,000 was discounted for presentation purposes by $299,346 for stock options issued in conjunction with the debt and $412,500 for the intrinsic value of a beneficial conversion feature of the debt. Beginning March 1, 2004, the loan is payable in equal installments of principal and interest payments (except for changes in the interest rate) of approximately $37,000 and matures on September 30, 2012. Guaranteed by an officer. Approximately $163,736 of the principal payment was converted into 40,934 shares of Common Stock as of March 1, 2006. Not otherwise collateralized. Convertible into Common Stock at $4.00 per share at the option of the holder.

	$1,735,392	$1,918,666

Note payable to 1st International Bank for $2,500,000. The proceeds from the loan paid off the remaining $475,000 of a revolving credit agreement and funded a warehouse and related infrastructure. Payments were interest only during the first 12 months. After 12 months, payments are based on a 20-year amortization with a five-year maturity on March 29, 2010. The interest rate at December 31, 2007 and 2006 was 7.50% and 8.25%, respectively, and is based on the amount of funds kept on deposit with the bank. Accordingly, interest will vary from the Wall Street Journal Prime Rate (the “WSJPR”) to the WSJPR plus 1%, with floors that may range from 4.25% to 6.50%. Compensating balances at 1st International affecting the interest rate will range from $0 to $500,000. The Company had in excess of $500,000 on deposit with 1st International Bank throughout the year. The note is secured by the Company’s land and buildings.

	2,362,852	2,428,713

Note payable to DaimlerChrysler Services North America LLC. Sixty (60) monthly payments at $1,009. Interest is 5.49%. Collateralized by a 2005 Freightliner truck.	23,793	34,284

	December 31,
	2007	2006
Note payable to GMAC. Sixty (60) monthly payments at $427. Interest is zero percent. Collateralized by a 2005 Chevrolet van.	13,128	17,473
	4,135,165	4,399,136

Less: current portion	(387,906)	(261,905)
	$3,747,259	$4,137,231

The aggregate maturities of long-term debt as of December 31, 2007, are as follows:

2008	$387,906
2009	436,210
2010	2,551,006
2011	415,111
2012	344,932
$4,135,165

8.    COMMITMENTS AND CONTINGENCIES

On August 12, 2005, the Company filed a lawsuit against Abbott in the United States District Court in the Eastern District of Texas, Texarkana Division. The Company is alleging fraud and breach of contract in connection with the National Marketing and Distribution Agreement dated as of May 4, 2000, which was terminated on October 15, 2003. The Company is seeking damages which it estimates to be in millions of dollars of lost profits, out of pocket expenses, and other damages. In addition, it is seeking punitive damages, pre-judgment, and post-judgment interest and attorney’s fees.  On October 31, 2005, Abbott moved to dismiss the suit and to compel arbitration of the dispute.  The Court ruled in the Company’s favor and denied the motion to compel arbitration.  Abbott appealed the decision to the Fifth Circuit on February 27, 2007.  Briefing has been completed and oral argument was conducted on March 3, 2008.  It is not possible to predict when exactly the Fifth Circuit will decide the appeal or how.  Whether the matter proceeds in litigation or arbitration, Abbott may counterclaim for amounts that Abbott believes are owed by the Company under the agreement.

In August 2006, the Company was sued by Occupational and Medical Innovations Limited (“OMI”) in Federal Court of Australia, alleging that two letters written to OMI by outside counsel contained unjustified threats, but seeking no damages. OMI later amended its complaint to seek a declaratory judgment that OMI does not infringe the Company’s Australian patents, again seeking no damages.  Following a one-day trial in June 2007, the Court held that one of the two letters written by outside counsel contained an unjustified threat and awarded costs to OMI.  A one-day trial of the declaratory judgment (that OMI does not infringe on the Company’s Australian patents) action is set for April 2008.

On June 15, 2007, the Company filed a lawsuit against BD in the United States District Court for the Eastern District of Texas, Marshall Division.  The Company subsequently amended its complaint to add an officer as a plaintiff.  The Company and officer are alleging violations of the federal and state antitrust laws, violation of the Lanham Act, and patent infringement.  The Company and officer are seeking both damages and injunctive relief in the suit.  In January 2008, the Court severed the patent claims from the other claims and stayed proceedings in the other claims pending resolution of the patent dispute.  BD has denied the allegations and has counterclaimed for a declaration that the Company’s asserted patents are invalid and unenforceable.  The patent case is set for trial in March 2009.

On September 6, 2007, BD and MDC Investment Holdings, Inc. filed a complaint against the Company in the United States District Court for the Eastern District of Texas, Texarkana Division.

Plaintiffs allege that the VanishPoint® product line infringes U.S. patent nos. 6,179,812 and 7,090,656.  Plaintiffs seek a declaration of infringement, an injunction against further infringement, compensatory damages (with interest), the costs of the litigation, and such other relief as the Court deems just and proper.  The Company has counterclaimed for a declaration that the asserted patents are invalid and unenforceable.  No trial date has been set.

On March 14, 2008, MedSafe Technologies LLC filed a complaint against the Company and BD in the United States District Court for the District of South Carolina, Greenville Division.  Plaintiffs allege that the Company’s VanishPoint® syringe product line and BD’s IntegraTM product line infringe U.S. patent no. 6,074,370.  Plaintiffs seek unspecified damages including compensatory damages (with prejudgment interest) and any further relief as the Court deems appropriate. No trial date has been set.

9.    INCOME TAXES

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2007	2006	2005
Current tax provision (benefit)
Federal	$(143,459)	$(1,696,318)	$(500,514)
State	(1,310,158)	(117,709)	(15,986)
Total current provision (benefit)	(1,453,617)	(1,814,027)	(516,500)

Deferred tax provision (benefit)
Federal	—	458,232	(13,030)
State	—	75,833	(75,833)
Total deferred tax provision (benefit)	—	534,065	(88,863)
Total income tax provision (benefit)	$(1,453,617)	$(1,279,962)	$(605,363)

The Company recognized a tax benefit in 2007 primarily due to the net effect of a state tax refund for prior years that had not been previously recognized.

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

The Company has $2,340,291 in tax benefits attributable to carry back losses for federal tax purposes. The loss carryforward for 2007 will expire in 2027 for federal tax purposes and will begin to expire for state tax purposes in 2012.

	2007	2006
Deferred tax assets
Net operating loss carryforwards	$1,871,316	$160,608
Accrued expenses and reserves	1,204,160	738,878
Employee option expense	484,212	484,212
Inventory	402,405	299,233
Non-employee option expense	313,557	313,557
Deferred tax assets	4,275,650	1,996,488
Deferred tax liabilities
Property and equipment	(1,341,293)	(1,344,050)
Beneficial conversion feature of debt - current	(20,626)	(45,697)
Beneficial conversion feature of debt - long-term	(36,200)	(56,828)
Deferred tax liabilities	(1,398,119)	(1,446,575)
Net deferred assets	2,877,531	549,913
Valuation allowance	(2,934,357)	(652,438)
Net deferred tax liabilities	$(56,826)	$(102,525)

A reconciliation of income taxes based on the federal statutory rate and the provision (benefit) for income taxes is summarized as follows:

	December 31,
	2007	2006	2005
Income tax (benefit) at the federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State tax (benefit), net of federal (benefit)	(2.9)	(2.9)	(2.9)
Increase (decrease) in valuation allowance	27.2	10.7	5.4
Permanent differences	1.0	4.0	0.4
State tax refund	(12.0)	—	—
Return to accrual adjustments	3.2	—	—
Other	1.2	(1.7)	(0.7)
Effective tax (benefit) rate	(17.3)%	(24.9)%	(32.8)%

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 is effective for years beginning after December 15, 2006. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that a company evaluate whether it is “more-likely-than-not” that a tax position will be sustained based upon the technical merits of the position. Measurement of the tax position is based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company adopted FIN 48 on January 1, 2007. FIN 48 had no material effect on the financial statements upon adoption. During 2007, the Company reserved approximately  $100,000 for state nexus issues.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. The Company’s federal income tax returns for all tax years ended on or after December 31, 2004, remain subject to examination by the Internal Revenue Service. The Company’s state and local income tax returns are subject to examination by the respective state and local authorities over various statutes of limitations, most ranging from three to five years from the date of filing.

10.   STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has one class of Preferred Stock outstanding: Class B Convertible Preferred Stock (“Class B Stock”). The Class B Stock has five series: Series I, Series II, Series III, Series IV, and Series V.

Class B

The Company has authorized 5,000,000 shares of $1 par value Class B Stock which have been allocated among Series I, II, III, IV, and V in the amounts of 144,000; 219,700; 130,245; 553,500; and 1,282,471 shares, respectively. The remaining 2,670,084 authorized shares have not been assigned a series.

Series I Class B

There were 1,000,000 shares of $1 par value Series I Class B Convertible Preferred Stock (“Series I Class B Stock”) issued and 144,000 and 164,000 outstanding at December 31, 2007 and 2006, respectively.  Holders of Series I Class B Stock are entitled to receive a cumulative annual dividend of $.50 per share, payable quarterly if declared by the Board of Directors. In 2004, the Company paid $2,550,000 in dividends.  In 2007, the Company paid $262,819 in dividends.  At December 31, 2007 and 2006 approximately $36,000 and $226,000, respectively, of dividends which had not been declared were in arrears.

Series I Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $7.50 per share, plus all accrued and unpaid dividends. Each share of Series I Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933. Pursuant to these terms, a total of 20,000 shares of Series I Class B Stock were converted into Common Stock in 2007. In the event of voluntary or involuntary dissolution, liquidation or winding up of the Company, holders of Series I Class B Stock then outstanding are entitled to $6.25 per share, plus all accrued and unpaid dividends prior to any distributions to holders of Series II Class B Convertible Preferred Stock (“Series II Class B Stock”),

Series III Class B Convertible Preferred Stock (“Series III Class B Stock”), Series IV Class B Convertible Preferred Stock (“Series IV Class B Stock”), Series V Class B Convertible Preferred Stock (“Series V Class B Stock”) or Common Stock.

Series II Class B

There were 1,000,000 shares of $1 par value Series II Class B Stock issued and there were 219,700 and 224,700 shares outstanding at December 31, 2007 and 2006. Holders of Series II Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors. Holders of Series II Class B Stock generally have no voting rights until dividends are in arrears and unpaid for twelve consecutive quarters. In such case, the holders of Series II Class B Stock have the right to elect one-third of the Board of Directors of the Company. In 2004, the Company paid $4.6 million in dividends.  In 2007, the Company paid $790,725 in dividends.  At December 31, 2007 and 2006, approximately $111,000 and $678,000, respectively, of dividends which had not been declared were in arrears.

Series II Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $15.00 per share plus all accrued and unpaid dividends. Each share of Series II Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933. Pursuant to these terms, 5,000 shares of Series II Class B Stock were converted into Common Stock in 2007. In the event of voluntary or involuntary dissolution, liquidation or winding up of the Company, holders of Series II Class B Stock then outstanding are entitled to $12.50 per share, plus all accrued and unpaid dividends, after distribution obligations to holders of Series I Class B Stock have been satisfied and prior to any distributions to holders of Series III Class B Stock, Series IV Class B Stock, Series V Class B Stock or Common Stock.

Series III Class B

There were 1,160,445 shares of $1 par value Series III Class B Stock issued and 130,245 and 135,245 shares outstanding at December 31, 2007 and 2006, respectively. Holders of Series III Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors. At December 31, 2007 and 2006, approximately $2,985,000 and $2,853,000, respectively, of dividends which have not been declared were in arrears.

Series III Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $15.00 per share, plus all accrued and unpaid dividends. Each share of Series III Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933. Pursuant to these terms, 5,000 shares of Series III Class B Stock were converted into Common Stock in 2007. In the event of voluntary or involuntary dissolution, liquidation or winding up of the Company, holders of Series III Class B Stock then outstanding are entitled to $12.50 per share, plus all accrued and unpaid dividends, after distribution obligations to Series I Class B Stock and Series II Class B Stock have been satisfied and prior to any distributions to holders of Series IV Class B Stock, Series V Class B Stock or Common Stock.

Series IV Class B

There were 1,133,800 shares issued and  553,500 shares outstanding at December 31, 2007 and 2006, respectively. Holders of Series IV Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly, if declared by the Board of Directors. Holders of Series IV Class B Stock generally have no voting rights. At December 31, 2007 and 2006, approximately $6,478,000 and $5,924,000, respectively, of dividends which have not been declared were in arrears.

Series IV Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $11.00 per share plus all accrued and unpaid dividends. Each share of Series IV Class B Stock may, at the option of the stockholder any time subsequent to three years from date of issuance, be converted into one share of Common Stock, or in the event the Company files an initial registration statement under the Securities Act of 1933. Pursuant to these terms, no shares of Series IV Class B Stock were converted into Common Stock in 2007. In the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Series IV Class B Stock then outstanding are entitled to receive liquidating distributions of $11.00 per share, plus accrued and unpaid dividends after distribution obligations to Series I Class B Stock, Series II Class B Stock, and Series III Class B Stock have been satisfied and prior to any distribution to holders of Series V Class B Stock or Common Stock.

Series V Class B

There were 2,416,221 shares issued and 1,282,471 and 1,363,721 outstanding at December 31, 2007 and 2006, respectively. Holders of Series V Class B Stock are entitled to receive a cumulative annual dividend of $0.32 per share, payable quarterly, if declared by the Board of Directors. Holders of Series V Class B Stock generally have no voting rights. At December 31, 2007 and 2006, approximately $2,898,000 and $2,482,000, respectively, of dividends which have not been declared were in arrears.

Series V Class B Stock is redeemable after two years from the date of issuance at the option of the Company at a price of $4.40 per share plus all accrued and unpaid dividends. Each share of Series V Class B Stock may, at the option of the stockholder any time subsequent to the date of issuance, be converted into Common Stock. Pursuant to the terms of the certificate of designation, 81,250 shares of Series V Class B Stock were converted into Common Stock in 2007. In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series V Class B Stock then outstanding are entitled to receive liquidating distributions of $4.40 per share, plus accrued and unpaid dividends after distribution obligations to Series I Class B Stock, Series II Class B Stock, Series III Class B Stock, and Series IV Class B Stock have been satisfied and prior to any distribution to the holders of the Common Stock.

Common stock

The Company is authorized to issue 100,000,000 shares of no par value Common Stock, of which 23,755,414 and 23,644,164 shares are issued and outstanding at December 31, 2007 and 2006, respectively.

11.   RELATED PARTY TRANSACTIONS

The Company had a lease with Mill Street Enterprises (“Mill Street”), a sole proprietorship owned by a 10% shareholder, for offices and storage in Lewisville, Texas. During the years ended December 31, 2007, 2006, and 2005, the Company paid $14,500; $34,800; and $34,800, respectively, under this lease. This lease term expired in June 2007.

Through December 31, 2005, the Company had a consulting agreement with MediTrade International Corporation, a company controlled by a 10% shareholder. The shareholder was paid $16,667 per month and reimbursed for business expenses incurred on behalf of the Company, not to exceed $5,000 per month without prior approval for the term of the contract.  Thereafter, the Company paid MediTrade on a month-to-month consulting agreement whereby MediTrade is paid $6,500 per month plus expenses.  Total amounts paid to MediTrade for the years ending December 31, 2007, 2006, and 2005 totaled $129,618; $91,883; and $27,217, respectively.

The Company has a license agreement with the Chief Executive Officer of the Company. See Note 5.

During the years ended December 31, 2007, 2006, and 2005, the Company paid $30,397; $24,162; and $15,618, respectively, to family members of its Chief Executive Officer for various consulting services.

12.   STOCK OPTIONS

Stock options

The Company had three stock option plans that provided for the granting of stock options to officers, employees, and other individuals.  During 1999, the Company approved the 1999 Stock Option Plan.  The 1999 Plan is the only plan with stock options currently being awarded. The Company has reserved 4,000,000 shares of Common Stock for issuance upon the exercise of options under this plan.

The Company also has options for common shares outstanding under the 1996 Incentive Stock Option Plan and the 1996 Stock Option Plan for Directors and Other Individuals.  The two 1996 plans have terminated.  However, options issued under those plans are still in effect.

A committee appointed by the Board of Directors administers all plans and recommends to the Board exercise prices at which options are granted.  Shares exercised come from the Company’s authorized but unissued Common Stock.  The options vest over periods up to three years from the date of grant and generally expire ten years after the date of grant. All unvested options issued under the plans expire three months after termination of employment or service to the Company.

Employee options

A summary of Director, officer, and employee options granted and outstanding under the Plans is presented below:

	Years Ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	2,417,295	$8.58	2,495,125	$8.38	2,634,885	$8.37
Granted	—	—	—	—	—	—
Exercised	—	—	(49,780)	(1.00)	—	—
Forfeited	(229,840)	(6.50)	(28,050)	(4.47)	(139,760)	(8.16)

Outstanding at end of period	2,187,455	$8.80	2,417,295	$8.58	2,495,125	$8.38

Exercisable at end of period	2,187,455	$8.80	2,325,770	$8.57	1,712,100	$8.25

Weighted average fair value of options granted during period		$—		$—		$—

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  No options were issued in 2007, 2006, or 2005.

The following table summarizes information about Director, officer, and employee options outstanding under the aforementioned plans at December 31, 2007:

		Weighted
		Average
		Remaining
Exercise	Shares	Contractual	Shares
Prices	Outstanding	Life	Exercisable
$10.00	830,050	1.87	830,050
$6.90	451,830	4.75	451,830
$8.65	798,400	4.70	798,400
$7.50	25,000	1.36	25,000
$8.87	82,175	6.36	82,175

Non-employee options

A summary of options outstanding during the years ended December 31 and held by non-employees is as follows:

	Years Ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	579,700	$8.50	607,200	$8.16	843,639	$6.15
Granted	—	—	—	—	—	—
Exercised	—	—	(25,000)	(1.00)	(236,436)	(1.00)
Forfeited	(30,000)	(5.00)	(2,500)	(1.00)	(3)	(1.00)

Outstanding at end of period	549,700	$8.69	579,700	$8.50	607,200	$8.16

Exercisable at end of period	549,700	$8.69	579,700	$8.50	607,200	$8.16

Weighted average fair value of options granted during period		$—		$—		$—

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  No options were issued in 2007, 2006, or 2005.

The following table summarizes information about non-employee options outstanding under the aforementioned plan at December 31, 2007:

		Weighted
		Average
		Remaining
Exercise	Shares	Contractual	Shares
Prices	Outstanding	Life	Exercisable
$10.00	317,200	2.11	317,200
$6.90	232,500	4.75	232,500

The Company recorded $6,478; $372,298; and $572,423 as stock-based compensation expense in 2007, 2006, and 2005, respectively.  The total intrinsic value of options exercised was $0; $207,924; and $0 in 2007, 2006, and 2005, respectively.  The aggregate intrinsic value of options outstanding at December 31, 2007 was $0.  The total compensation cost related to non-vested stock options to be recognized in the future was $0 at December 31, 2007.

13.   LITIGATION SETTLEMENTS

In the second quarter of 2003, the Company reached settlement agreements with Premier Inc.; Premier Purchasing Partners, L.P.; VHA, Inc.; Novation, L.L.C.; Tyco International (US) Inc.; and Tyco Healthcare Group L.P. in its previous federal antitrust lawsuit, Retractable Technologies, Inc. v. BD et al. As part of the settlements, the litigation against Premier, VHA, Novation, and Tyco has been dismissed.

Although specific terms are confidential, the agreements included cash payments made in 2004 and other financial consideration as well as provisions that were intended to facilitate the sale of the Company’s VanishPoint® products to Premier and Novation member facilities. In exchange for the settlement provisions, the Company has agreed to give up its claims against these companies.

As part of the settlement agreements, a discount reimbursement program of $8,000,000, which was net of legal fees, was established whereby the Company was being provided quarterly reimbursements for certain discounts given to participating facilities. The Company offered certain discounts to participating facilities and was being reimbursed for such discounts. These payments were recognized upon delivery of products provided collection was reasonably assured.  Cumulative reimbursements of $8,000,000 were recorded through the third quarter of 2006.  The termination of the discount reimbursement program resulted in a negative impact to the Company’s profit margin during the second half of 2006.  The discount program ended December 31, 2006.

14.   401(k) PLAN

The Company implemented an employee savings and retirement plan (the “401(k) Plan”) in 2005 that is intended to be a tax-qualified plan covering substantially all employees.  Under the terms of the 401(k) Plan, employees may elect to contribute up to 90% of their compensation, or the statutory prescribed limit, if less.  The Company may, at its discretion, match employee contributions.  The Company made matching contributions of approximately $111,000; $0; and $0 in 2007, 2006, and 2005, respectively.

15.   BUSINESS SEGMENTS

	2007	2006	2005
Domestic sales	$21,461,717	$22,240,347	$22,310,150
International sales	4,828,003	3,084,172	1,924,866
Total sales	$26,289,720	$25,324,519	$24,235,016

Long-lived assets
Domestic	$11,483,423	$12,212,140	$11,925,976
Foreign	$—	$—	$—

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

         SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

The selected quarterly financial data for the periods ended December 31, 2007 and 2006, have been derived from the Company’s unaudited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods.

	(In thousands, except for per share and outstanding stock amounts)
	2007
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Sales, net	$5,774	$5,275	$8,040	$7,201
Reimbursed discounts	—	—	—	—
Total sales	5,774	5,275	8,040	7,201
Cost of Sales	4,514	3,132	5,853	4,801
Gross profit	1,260	2,143	2,187	2,400
Total operating expenses	4,000	4,101	4,616	5,219
Loss from operations	(2,740)	(1,958)	(2,429)	(2,819)
Interest income	541	448	521	360
Interest expense, net	(77)	(94)	(86)	(69)
Loss before income taxes	(2,276)	(1,604)	(1,994)	(2,528)
Benefit for income taxes	—	—	(1,406)	(48)
Net loss	(2,276)	(1,604)	(588)	(2,480)
Preferred stock dividend requirements	(355)	(349)	(348)	(347)
Net loss applicable to common shareholders	$(2,631)	$(1,953)	$(936)	$(2,827)
Net loss per share - basic and diluted	$(0.11)	$(0.08)	$(0.04)	$(0.12)
Weighted average shares outstanding	23,677,644	23,731,664	23,745,206	23,754,581
Profit margin	21.8%	40.6%	27.2%	33.3%

	(In thousands, except for per share and outstanding stock amounts)
	2006
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Sales, net	$3,882	$5,302	$5,332	$6,381
Reimbursed discounts	1,641	2,135	651	—
Total sales	5,523	7,437	5,983	6,381
Cost of Sales	3,611	4,713	4,650	4,804
Gross profit	1,912	2,724	1,333	1,577
Total operating expenses	3,152	3,489	3,472	4,148
Loss from operations	(1,240)	(765)	(2,139)	(2,571)
interest income	462	489	513	512
Interest expense, net	(111)	(128)	(128)	(44)
Loss before income taxes	(889)	(404)	(1,754)	(2,103)
Benefit for income taxes	(289)	(201)	(531)	(259)
Net loss	(600)	(203)	(1,223)	(1,844)
Preferred stock dividend requirements	(367)	(364)	(361)	(359)

	(In thousands, except for per share and outstanding stock amounts)
	2006
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Net loss applicable to common shareholders	$(967)	$(567)	$(1,584)	$(2,203)
Net loss per share - basic and diluted	$(0.04)	$(0.02)	$(0.07)	$(0.09)
Weighted average shares outstanding	23,521,551	23,594,117	23,618,164	23,634,164
Profit margin	34.6%	36.6%	22.3%	24.7%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                None.

Item 9A(T). Controls and Procedures.

                Pursuant to paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) and on March 28, 2008, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e).  The CEO and CFO concluded that, as of December 31, 2007 (the end of the period covered by the report), based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 there were no significant deficiencies in these controls and procedures. The CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

                Management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management used the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting as required by paragraph (c) of Rule 13a-15 or Rule 15d-15. Management, with the participation of our CEO and CFO, concluded that our internal control over financial reporting as of December 31, 2007, was effective. No material weaknesses in our internal control over financial reporting were identified by Management.

                This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management’s report in this annual report.

                Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

                There have been no changes during the fourth quarter of 2007 or subsequent to December 31, 2007, in our internal control over financial reporting or in any other factor that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

                We will hold our annual meeting on September 26, 2008, at the Little Elm City Hall; 100 West Eldorado Parkway; Little Elm, Texas, 75068.

                Our Amended and Restated Bylaws were recently amended.  A copy of the Second Amended and Restated Bylaws is attached hereto as exhibit No. 3(ii).  The amendments address a number of issues including, but not limited to, formalizing the fact that our shares may be held in either certificated or electronic form.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

                The following table sets forth information concerning our Directors, executive officers, and certain of our significant employees as of the date of this filing. Our Board of Directors consists of a total of seven (7) members, two (2) members of which are Class 1 Directors and five (5) of which are Class 2 Directors which serve for two-year terms.

			Term as
			Director
Name	Age	Position	Expires
EXECUTIVES
Thomas J. Shaw	57	Chairman, President, Chief Executive Officer, and Class 2 Director	2008
Douglas W. Cowan	64	Vice President, Chief Financial Officer, Treasurer, and Class 2 Director	2008
Kathryn M. Duesman	45	Executive Director, Global Health	N/A
Russell B. Kuhlman	54	Vice President, Sales	N/A
Michele M. Larios	41	Vice President, General Counsel, and Secretary	N/A
Lawrence G. Salerno	47	Director of Operations	N/A
Steven R. Wisner	50	Executive Vice President, Engineering & Production and Class 2 Director	2008

INDEPENDENT  DIRECTORS

Marco Laterza	60	Class 1 Director	2009
Amy Mack	40	Class 1 Director	2009
Marwan Saker	52	Class 2 Director	2008
Clarence Zierhut	79	Class 2 Director	2008

SIGNIFICANT  EMPLOYEES

Shayne Blythe	39	Director of Sales and Marketing Logistics	N/A
John W. Fort III	39	Director of Accounting	N/A
James A. Hoover	60	Director of Quality Assurance	N/A
R. John Maday	47	Production Manager	N/A
Jules Millogo	47	Medical Director	N/A
Judy Ni Zhu	49	Research and Development Manager	N/A

EXECUTIVES

                Thomas J. Shaw, our Founder, has served as Chairman of the Board, President, Chief Executive Officer, and Director since our inception. In addition to his duties overseeing our Management, he continues to lead our design team in product development of other medical safety devices that utilize his unique patented friction ring technology. Mr. Shaw has over 25 years of experience in industrial product design and has developed several solutions to complicated mechanical engineering challenges. He has been granted multiple patents and has additional patents pending. Mr. Shaw received a Bachelor of Science in Civil Engineering from the University of Arizona and a Master of Science in Accounting from the University of North Texas.

                Douglas W. Cowan is a Vice President and our Chief Financial Officer, Treasurer, and a Director. Mr. Cowan joined us as Chief Financial Officer and was elected to the Board of Directors in 1999. He is responsible for our financial, accounting, risk management, and forecasting functions. Mr. Cowan has a Bachelor of Business Administration from Texas Technological College. He is a CPA licensed in Texas.

                Kathryn M. Duesman, RN, joined us in 1996 and currently serves as the Executive Director, Global Health. She provides clinical expertise on existing products as well as those in development. She has been instrumental in developing training and marketing materials and has spoken and been published on safety issues. Ms. Duesman works with international agencies to promote the use of safe technologies in developing countries.  Ms. Duesman is a 1985 graduate of Texas Woman’s University with a Bachelor of Science in Nursing. Ms. Duesman’s clinical background as a registered nurse includes diagnostic, acute, and home healthcare nursing.

                Russell B. Kuhlman joined us in February 1997 and is our Vice President, Sales. Mr. Kuhlman is responsible for management of the sales force and liaison with GPOs and product training for our sales organization, as well as distribution. Mr. Kuhlman’s efforts with us have resulted in bringing onboard Specialty Distributors, influencing legislation, and educating influential healthcare representatives about the benefits of our product line. Mr. Kuhlman is respected throughout the industry and is a main contributor to the safety effort in this country. He has a sales background in the medical service industry that includes his most recent work for ICU Medical (formerly Bio-Plexus), a medical device manufacturing company, from 1994 to 1997, where he developed strategic marketing plans for new safety products. Prior to his work there, Mr. Kuhlman worked as Director of Sales and Marketing for Ryan Winfield Medical, Inc., a medical device manufacturing company, from 1989 to 1994, where he launched several new products, developed strategic sales territories, and was the trainer for Sales and Regional Managers. Mr. Kuhlman also worked for BD Vacutainer® Systems, a medical products company, in several territories from 1980 to 1989, where he was recognized as the National Sales Representative for the year 1987. Mr. Kuhlman holds a Bachelor of Science in Finance from the University of Tennessee.

                Michele M. Larios joined us in February 1998 and currently serves as our Vice President, General Counsel and Secretary. Ms. Larios is responsible for our legal and legislative, quality assurance, human resource, and regulatory functions. In addition to working on legal matters and with outside counsel, Ms. Larios works with legislators on pertinent issues and relevant legislation.  Ms. Larios received a Bachelor of Arts in Political Science from Saint Mary’s College in Moraga, California, and a Juris Doctorate from Pepperdine University School of Law in Malibu, California.

                Lawrence G. Salerno has been employed with us since 1995 and has served as Director of Operations for us since 1998. He is responsible for the manufacture of all our products, as well as all product development and process development projects. In addition, he supervises all aspects of the construction and expansion of our facilities in Little Elm, Texas. Mr. Salerno is the brother of Ms. Lillian E. Salerno, a shareholder holding approximately ten percent of the Common Stock. Mr. Salerno received his Bachelor of Science in Economics from the University of North Texas.

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

INDEPENDENT DIRECTORS

                Marco Laterza joined us as a Director effective as of March 22, 2005. Since 1988, Mr. Laterza has owned and operated a public accounting practice. His practice includes corporate, partnership and individual taxation, compilation/review of financial statements, financial planning, business consulting, and trusts and estates. From 2004 to the present Mr. Laterza has also served as the Chief Financial Officer for EZ Blue Software Corporation, a development stage software company. Formerly, Mr. Laterza was employed in a number of positions from 1977 to 1985 with El Paso Natural Gas Company eventually serving as its Director of Accounting. Mr. Laterza received his Bachelors of Business Administration in Accounting from Pace University in 1972. He is a CPA and has received a Certificate of Educational Achievement in Personal Financial Planning from the American Institute of CPAs.

                Amy Mack joined us as a Director on November 19, 2007.  Since 2003, she has owned and operated SPA 02, a medical spa. Since April of 2000, she has owned and operated (and served as Chief Nursing Officer for) EmergiStaff & Associates, a nursing staffing company, in Dallas, Texas.  She served as a registered nurse from August 1997 to the date she began EmergiStaff & Associates.  She obtained her Bachelor of Science degree from Texas A&M University in College Station, Texas in 1991 and an Associate degree in Nursing from El Centro College in Dallas, Texas in 1994.  She is a registered nurse in Texas.

Marwan Saker joined our Board of Directors in June 2000. Since 1983, Mr. Saker has served as Chief Executive Officer of Sovana, Inc., an export management company that supplies agricultural equipment and supplies to overseas markets. Since 2000, he has served as Director of Consolidated Food Concepts Inc.  Since 1986, he has served as President of International Exports & Consulting Inc., an export management, consulting, and distribution company. Since 2000, he has served as Vice President of Hanneke Corp., an overseas sourcing company. From 1998 to 2001, he served as a Member of My Investments, LLC, an equity investment company. Since 1999, he has served as President of Saker Investments Inc., a company that manages an investment portfolio. Since 1998, he has served as a General Partner of Maya Investments, Ltd., an investment management limited partnership. He also serves as a Member of MMDA, LLC, a real estate development company. Mr. Saker has acted as a representative for U.S. companies seeking distribution, licensing, and franchising in the Middle East, Europe, and North Africa. Mr. Saker was instrumental in developing successful partnerships in more than 15 countries. He offices in Irving, Texas.

Clarence Zierhut has served on our Board of Directors since April 1996. Mr. Zierhut founded an industrial design firm in 1955, Zierhut Design, now Origin Design, that develops new products from concept through final prototypes. He ceased management of the company for a period of time but has since resumed his executive duties.  During his professional career, Mr. Zierhut has created over 3,000 product designs for more than 350 companies worldwide, in virtually every field of manufacturing, and has won many international awards for design excellence. His clients have included Johnson & Johnson, Abbott, Gould, and McDonnell Douglas. He received a Bachelor of Arts from Art Center College of Design in Los Angeles, California.

SIGNIFICANT EMPLOYEES

Shayne Blythe has been with us for over ten years and is our Director of Sales and Marketing Logistics.  She is responsible for developing and implementing strategic directions, objectives, comprehensive sales and marketing plans, and programs.  In addition, she directs and oversees all aspects of the distribution process and customer service policies in order to monitor and maintain customer satisfaction.  Prior to joining us, Ms. Blythe assisted Mr. Shaw with the original 3cc syringe and other SBIR grant projects.  Ms. Blythe has a Bachelors of Business Administration in management from American International University.

John W. Fort III is our Director of Accounting. Mr. Fort joined us in March of 2000 as a Financial Analyst and has served as our Director of Accounting since October of 2002. His primary responsibilities include managing the day-to-day operations of the Accounting and Finance Department, coordination of the annual audits, and interim reviews by our independent accountants, as well as our cost accounting and forecasting functions. Prior to joining us, he served as the Manager of Financial Planning for the product-marketing department of Excel Communications. Mr. Fort also served as the Manager of Budgeting and Projections for Snelling and Snelling, Inc., an international personnel services firm. Mr. Fort holds a Bachelor of Business Administration in Accounting from Tarleton State University.

James A. Hoover joined us in February 1996 and is our Director of Quality Assurance. Prior to his becoming Director of Quality Assurance he was Production Manager. He is responsible for our quality assurance functions. Mr. Hoover has also developed and implemented FDA required procedures and has been involved in the FDA inspection process. Mr. Hoover joined us after working for Sherwood for 26 years. During his tenure with Sherwood, a medical device manufacturing company, he gained hands-on experience in all aspects of the medical device manufacturing process. Mr. Hoover began his career with Sherwood as a materials handler and worked his way up through a series of positions with added responsibilities to his final position there as Production Manager of Off-Line Molding, Operating Room/Critical Care. In this capacity, he managed several departments, ran several product lines, and hired and supervised over 200 employees. While at Sherwood, he also gained experience with one of the country’s first safety syringes, the Monoject®.

R. John Maday joined us in July 1999 and is our Production Manager. He is responsible for supervision of the production of our products. Prior to becoming Production Manager on January 1, 2005, he served as our Production General Supervisor. Mr. Maday has 25 years of manufacturing experience in both class II and III medical devices. He spent three years with Mentor Corp. supervising two production departments and 13 years with Sherwood in which he gained hands-on experience in all aspects of medical device manufacturing including managing the Kit and Packaging department with over 225 employees. Mr. Maday’s formal training includes FDA and Total Quality Management Systems and he is certified as a Black Belt of Six Sigma Methodology.

                Dr. Jules Millogo has served as our Medical Director since May 2007. His duties include representing us at scientific forums and working with the Ministries of Health and international organizations on developing injection safety and health workers safety standards and policies. From 2004 to April 2007 Dr. Millogo was employed by John Snow, Inc. as the Project Director for the Washington-based Making Medical Injections Safer Project (“MMIS”), a $150 million project funded by the U.S. government to decrease unsafe injections and the medical transmission of HIV/AIDS, hepatitis B and C as part of the U.S. President Emergency Plan for AIDS Relief (PEPFAR which was administered by PATH). Under his leadership, the MMIS Project trained more than 100,000 health workers in safer injection practices and donated more than 100 million safety syringes to high HIV prevalence countries in Africa and the Caribbean. From 2001 to 2004 Dr. Millogo was a technical advisor for John Snow, Inc. Dr. Millogo’s experience includes working in several African and Asian countries under the World Health Organization. Dr. Millogo holds a Master’s of Science in Epidemiology of Communicable Diseases from the University College of London, UK, and a MD from the University of Ouagadougou, Burkina Faso. Dr Millogo is fluent in French, English, and several African languages.

                Judy Ni Zhu joined us in 1995 and is our Research and Development Manager. Her primary focus is on new product development and improvement of current products. Prior to joining us, Ms. Zhu worked as a design engineer with Mr. Shaw on the original 3cc syringe and other SBIR grant projects. Ms. Zhu received her Bachelor of Science from Northwest Polytechnic University in Xian, China, and her Master of Engineering from the University of Texas at Arlington. Ms. Zhu has assisted in design modifications for the 3cc syringe, which have maximized both product reliability and production efficiency. She also designed and developed a manual needle assembly machine and an automatic lubricating and capping system for the 3cc syringe and developed and assisted in the design of automated blood collection tube holder assembly equipment. Ms. Zhu has collaborated with Ms. Duesman and Mr. Shaw in the filing of several patent applications.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                Section 16 of the Exchange Act requires our Directors, executive officers, and persons who own more than 10 percent of a registered class of our equity securities to file with the SEC initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of our Common Stock and our other equity securities. Officers, Directors, and greater than 10 percent shareholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of Forms 3 and 4 furnished to us, all Directors, Officers, and holders of more than 10 percent of our equity securities registered pursuant to Section 12 of the Exchange Act filed reports required by Section 16(a) of the Exchange Act as of December 31, 2007.

CODE OF ETHICS

                Effective as of March 9, 2004, we adopted a code of ethics that applies to all employees, including, but not limited to, our principal executive and financial officers.  Our Code of Business Conduct and Ethics is designed to deter wrongdoing and to promote:

1.                                       Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interests between personal and professional relationships;

2.                                       Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications;

3.                                       Compliance with applicable governmental laws, rules, and regulations;

4.                                       The prompt, internal reporting of violations of the code to an appropriate person or persons identified in the code; and

5.                                       Accountability for adherence to the code.

                We have posted a copy of the code on our website at www.vanishpoint.com/investor.asp.  Please follow the link to Governance then follow the link to Charters, then click on “RVP Corporate Code of Conduct.” Any amendment to this code or waiver of its application to the principal executive officer, principal financial officer, principal accounting officer, or controller or similar person shall be disclosed to investors by means of a Form 8-K filing with the SEC. We will provide to any person without charge, upon request, a copy of such code of ethics. Such requests should be submitted in writing to Mr. Douglas W. Cowan at 511 Lobo Lane, P.O. Box 9, Little Elm, Texas 75068-0009.

AUDIT COMMITTEE

                We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act consisting of Messrs. Clarence Zierhut, Marco Laterza, and Marwan Saker. Each of the members of the Audit Committee is independent as determined by the AMEX rules and Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Audit Committee Financial Expert

                The Board of Directors has determined that we have at least one financial expert serving on the Audit Committee.  Mr. Marco Laterza serves as our designated Audit Committee Financial Expert.  Mr. Laterza is independent as independence is defined for Audit Committee members by the listing standards of the AMEX.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

The Objectives of Our Compensation Program

                Our executive officer compensation program (the “Compensation Program”) is based on the belief that competitive compensation is essential to attract, retain, motivate, and reward highly qualified and industrious executive officers.  Our Compensation Program is intended to accomplish the following:

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

Why We Choose to Pay Each Element of Our Compensation Program

Base Salary

                We choose to pay a significant component of our compensation in base salary due to the fact that our financial performance is constrained by the monopolistic activities of BD.  We have been blocked from access to the market by exclusive marketing practices engaged in by BD who dominates the market. We believe that its monopolistic business practices continue despite its paying $100 million to settle a lawsuit with us in 2004 for anticompetitive practices, business disparagement, and tortious interference. Until such time as we believe that we have access to the market, we believe that it is appropriate to weigh our Compensation Program heavily in favor of base salaries rather than in incentive compensation.

Cash Bonuses

                From time to time and when our cash reserves allow (taking into account the continued need to compete in this monopolistic environment and the continued need for significant cash reserves) we grant cash bonuses in order to reward significant efforts or the accomplishment of short-term goals. The last bonuses were granted in 2003.  The CEO has never been granted any bonuses of any kind.

Long-Term Incentives: Stock Options

                Long-term incentives are provided through grants of stock options primarily under our 1999 Stock Option Plan.  The grants are designed to align the interests of executive officers with those of stockholders and to provide each executive officer with a significant incentive to manage from the perspective of an owner with an equity stake in the Company.

How We Determine the Amount or Formula for Payment in Light of Our Objectives

                Executive compensation remains the same until there is a review of such compensation by the Compensation and Benefits Committee.  Compensation, other than that of the Chief Executive Officer, is not reviewed annually.  Under the terms of Mr. Shaw’s employment agreement, his compensation is reviewed annually.  In the past, when there is a review of executive compensation, we have retained an outside consulting firm, Trinity Executive Recruiters, to provide benchmarks for similar compensation given the multiple and varied positions each executive fulfills as well as our size and the hostile environment in which we operate.

Base Salary

                The base salary for each of our executive officers is subjectively determined primarily on the basis of the following factors:  experience, individual performance, contribution to our performance, level of responsibility, duties and functions, salary levels in effect for comparable positions within and without our industry, and internal base salary comparability considerations.

                These base salaries are reviewed periodically and may be adjusted, based upon the factors discussed in the previous sentence, as well as upon individual performance during the previous fiscal year, changes in the duties, responsibilities and functions of the executive officer, and general changes in the compensation peer group in which we compete for executive talent.  The relative weight given to each of these factors in the Compensation and Benefits Committee’s recommendation, differs from individual to individual, as the Compensation and Benefits Committee deems appropriate.

Periodic Cash Bonuses

                For 2007, we did not grant bonuses to our executive officers.  These bonuses, when paid, are paid on a discretionary basis, as determined by the Compensation and Benefits Committee.  Factors considered by the Compensation and Benefits Committee in determining discretionary cash bonuses are personal performance, level of responsibility, and many of the same factors considered by the Compensation and Benefits Committee and discussed above when it reviews and sets base salaries, except with a greater focus on the prior fiscal year.  The Compensation and Benefits Committee also considers our need to retain cash in deciding whether to grant cash bonuses.

Long-Term Incentive: Stock Options

We have issued stock options to our employees from time to time and may do so in the future.  We have not issued any stock options in 2005, 2006, and 2007. The options are generally granted to regular full time employees and officers.  However, no options have ever been granted to Thomas J. Shaw, the Company’s President and CEO.

If stock options are to be issued, Management prepares a proposal to the Compensation and Benefits Committee.  Considerations by Management in its initial proposal in determining a suitable aggregate fair market value of options to be granted include our financial condition, the number of options already outstanding, and the benefit to the employees. The proposal includes information relating to the expected expense of such grants to be recognized by us, the approximate number of options to be issued, the number of options currently outstanding, the employees to be included, the amount of stock currently outstanding, and the method under which the options would be awarded.  If the proposal is approved by the Compensation and Benefits Committee, the proposal is submitted to the Board of Directors.

Once the dollar amount of options to be granted is approved, Management begins determining the aggregate number of shares underlying options that can be granted under such approval (based on the fair value of an option for the purchase of one underlying share). Factors included in the determination of the value of an option grant for the purchase of one share include current market price of the Company’s stock, the proposed exercise price, the proposed expiration date, the volatility of the Company’s stock, and the risk free rate. We may retain an independent outside consultant to determine such value.  In the past we have utilized the Black-Scholes model; but other methods, such as the binomial method, may be used in the future as more appropriate methods are developed.

After the aggregate number of shares underlying the options to be granted has been determined, we allocate the options to our various departments based on their annual compensation times their performance rating.  The individual employee’s allocation factor is the numerator of a fraction.  The denominator is the department’s sum of all factors (annual compensation times performance ratings of all the eligible employees).  The resulting fraction is multiplied by the stock options, to be awarded to determine the employee’s individual portion of the aggregate approved options.

The allocation may be further reviewed by the department’s management if they believe certain employees were not awarded an appropriate number of options, which Management will consider.

                Each stock option grant allows the executive officer to acquire shares of Common Stock at a fixed price per share (typically, and never less than, the closing stock price of the Common Stock on the date of grant) for a fixed period (usually ten years).  Each option generally becomes exercisable after three years, contingent upon the executive officer’s continued employment with us.  Accordingly, the stock option grant will provide a return to the executive officer only if the executive officer remains employed by us during the vesting period, and then only if the market price of the underlying Common Stock appreciates.

Allocation Between Long-Term/Current and Between Cash/Non-Cash Compensation

                All of our long-term compensation consists of non-cash compensation in the form of stock options.  We believe that the granting of stock options incentivizes executives to maximize our long-term strengths as well as our stock price.  However, because we are operating in a monopolistic environment and our stock price has little relationship with our performance, the most significant component of compensation is base salary and not stock options.  Management is incented to maximize shareholder value and will be rewarded if they do so.  However, a significant base salary enables us to retain this competent Management despite the current inability to provide valuable equity incentives.

How Determinations Are Made as to When Awards Are Granted

                Generally, option awards are granted at the discretion of the Board after recommendation of the Compensation and Benefits Committee.

                Unfortunately, our stock price does not always react as expected to our achievements.  Accordingly, at times options have been granted to aid in retaining competent and experienced executives without regard to the then current stock price. However, such options always have exercise prices that are at or above fair market value on the date of grant.

                In addition, there is no relationship between the date of grant of options and our possession of material non-public information.  Because we are competing in a contentious antitrust environment, we are often in possession of material non-public information.  However, all options granted to executives require a minimum three year vesting period.  Furthermore, it is our policy with regard to options that (although the options could be exercised) the underlying shares could not be sold into the market while the executive was in possession of material non-public information under our insider trading policy.   Accordingly, we believe that there is minimal risk of the executive profiting from such material nonpublic information.

What Specific Items of Corporate Performance Are Taken into Account in Setting Compensation Policies and Making Compensation Decisions

                Cash reserves as well as trends in sales and costs are taken into account when considering the advisability of increasing base salaries or granting cash bonuses.  At such times that any of these factors make it inadvisable to increase salaries or grant bonuses, then consideration is given to increasing option awards taking into account the value of prior option awards.

                Awards are granted on the basis of historical performance.  Accordingly, there is no discretion to change the awards once granted.

Factors We Consider in Determining to Change Compensation Materially

                We consider our cash position, current liquidity trends, and the short-term and long-term needs for cash reserves (especially in light of the hostile environment in which we operate) when evaluating whether we can change compensation materially at a given time.

On an individual by individual basis, we also consider the value of past option compensation, the competitiveness of that individual’s base salary, and their individual contribution to our goals.

How Amounts Realized from Past Compensation Affect Other Elements of Compensation

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

Our Policy Regarding Hedging Stock Ownership

                We prohibit certain stock transactions by employees and Directors, including:

1.                                       Purchases and sales of stock within a six month period;

2.                                       Short sales; and

3.                                       Transactions in puts, calls, or other derivative securities.

                Furthermore, employees and Directors are required to pre-clear any hedging transactions.

Benchmarking of Our Compensation Program

                In 2003, we hired Trinity Executive Recruiters, Inc. to assist us in providing benchmarks for compensation by similarly sized companies in similar industries for persons that hold positions which are currently fulfilled by various members of our executive team.   Trinity Executive Recruiters performed a survey of other publicly held companies with $20-$50 million in revenues in the Medical Equipment and Supplies Industry.  Forty-nine companies were included in the search with a total of 346 executives.  However, for each executive, the list of executives to use as comparisons was tailored to correspond to each executive’s particular job functions.

                These benchmarks supported the Compensation and Benefit Committee’s recommendations (and Board’s approval of) an increase in the base salary of Mr. Wisner, Mr. Cowan, and Ms. Larios both in 2003 and again in 2005.

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

The Role of Our Executives and Directors in Determining Compensation

                Management establishes the initial proposed recommendations regarding compensation for all employees, including themselves.  Such proposal is then submitted to the Compensation and Benefits Committee.  In the event that a proposal is affirmed the proposal is then recommended to the entire Board of Directors for a vote.

Compensation Pursuant to Employment Agreement

                We have an Employment Agreement with Mr. Thomas J. Shaw.  However the Employment Agreement is being modified to avoid adverse tax consequences to Mr. Shaw created by the passage of the American  Jobs Creation Act of 2004.  No other executives (or Directors) are compensated pursuant to employment agreements.

                The Employment Agreement with Mr. Shaw (the “Employment Agreement’) provides for an initial period of three years which ended September 2002 that automatically and continuously renews for consecutive two-year periods. The Employment Agreement is terminable either by us or Mr. Shaw upon 30 days’ written notice.

                The Employment Agreement provides for an annual salary of at least $150,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. (However, the Board authorized a salary increase to $400,000.)  The Employment Agreement requires that Mr. Shaw’s salary be reviewed by the Board of Directors each January, which shall make such increases as it considers appropriate. In January 2008, the Board of Directors accepted the recommendation of the Compensation and Benefits Committee to increase Mr. Shaw’s salary by the 2007 percentage increase in the Consumer Price Index (which increase was required under the Employment Agreement).  Mr. Shaw is also entitled to participate in all executive bonuses as the Board of Directors, in its sole discretion, shall determine.

                Under the Employment Agreement, we are obligated to provide certain fringe benefits, including, but not limited to, participation in pension plans, profit-sharing plans, employee stock ownership plans, stock appreciation rights, hospitalization and health insurance, disability and life insurance, paid vacation, and sick leave. We are also obligated to reimburse him for any reasonable and necessary business expenses, including travel and entertainment expenses, necessary to carry on his duties. Pursuant to the Employment Agreement, we are obligated to indemnify Mr. Shaw for all legal expenses and liabilities incurred with any proceeding involving him by reason of his being an officer or agent. We are further obligated to pay reasonable attorney fees and expenses in the event that, in Mr. Shaw’s sole judgment, he needs to retain counsel or otherwise expend his personal funds for his defense.

                Mr. Shaw has agreed to a one-year non-compete, not to hire or attempt to hire employees for one year, and to not make known our customers or accounts or to call on or solicit our accounts or customers in the event of termination of his employment for one year unless the termination is without cause or pursuant to a change of control. Furthermore, Mr. Shaw has the right under this agreement to resign in the event that there is a change in control which is defined in the Employment Agreement as a change in the majority of Directors within any 12 month period without two-thirds approval of the shares outstanding and entitled to vote, or a merger where less than 50% of the outstanding stock survives and a majority of the Board of Directors remains, or the sale of substantially all of our assets, or any other person acquires more than 50% of the voting capital.  Mr. Shaw retained the right to participate in other businesses as long as they do not compete with us and so long as he devotes to us the necessary working time.

                However, we and Mr. Shaw have agreed to operate the Employment Agreement under the final Regulations issued under Section 409A of the Internal Revenue Code. Accordingly, we will, among other things, defer certain payments until the termination of a period equal to six months and one day after the occurrence of certain events warranting payment, and be obligated to define change in control in the Employment Agreement as follows:

A “Change of Control” shall be deemed to have occurred on either of the following dates: (i) the date any one person (other than Mr. Shaw), or more than one person acting as a group, acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) ownership of stock of the Company possessing thirty percent (30%) or more of the total possible voting power of the stock of the Company (assuming the immediate conversion of all then outstanding convertible preferred stock) or (ii) the date a majority of members of the Board of Directors is replaced during any 12-month period by Directors whose appointment or election is not endorsed by a majority of the members of the Company’s Board of Directors before the date of the appointment or election.

We will also be obligated to define a “Permanent Disability” as:

Mr. Shaw being unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months or is, by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, receiving income replacement benefits for a period of not less than 3 months under an accident and health plan covering employees of the Company.  Mr. Shaw shall also be deemed to be disabled if he is determined to be totally disabled by the Social Security Administration.

SUMMARY OF TOTAL COMPENSATION

The following Summary Compensation Table sets forth the total compensation paid or accrued by us  over the prior three years to or for the account of the principal executive officer, the principal financial officer, and the three highest paid additional executive officers:

SUMMARY COMPENSATION TABLE FOR 2005-2007
			Option	All Other
		Salary	Awards(1)	Compensation		Total
Name and principal position	Year	($)	($)	($)		($)
(a)	(b)	(c)	(f)	(i)		(j)
Thomas J. Shaw	2005	307,702	—	—		307,702
President and CEO	2006	400,000	—	—		400,000
(principal executive officer)	2007	400,000	—	4,500	(3)	404,500

Douglas W. Cowan	2005	248,318	114,260	—		362,578
Vice President, CFO	2006	290,130	58,372	—		348,502
(principal financial officer)	2007	290,109	778	4,500	(3)	295,387

Steven R. Wisner	2005	247,693	14,240	—		261,933
Executive Vice President,	2006	290,000	8,367	6,750	(2)	305,117
Engineering and Production	2007	290,000	758	4,500	(3)	295,258

Michele M. Larios	2005	258,676	113,977	—		372,653
Vice President,	2006	351,299	58,265	—		409,564
General Counsel	2007	350,000	797	4,500	(3)	355,297

Russell B. Kuhlman	2005	122,067	12,182	—		134,249
Vice President, Sales	2006	132,593	36,615	—		169,208
	2007	134,779	369	2,695	(3)	137,843

(1)           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004: no dividend yield; expected volatility of 37%; risk free interest rate of 4.89%; and an expected life of 9.0 years.  No options were issued in 2006 or 2007.  The options were issued under the 1999 Stock Option Plan, a copy of which Plan and amendment was filed as Exhibit Nos. 10.6-10.7.

(2)           This amount constitutes the excess market value of the underlying shares of an exercised stock option over the exercise price.

(3)           This amount was compensation pursuant to our matching contributions to the 401(k) plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                The following Outstanding Equity Awards at Fiscal Year-End Table sets forth information regarding unexercised options currently held by the principal executive officer, the principal financial officer, and the three highest paid additional executive officers.

Outstanding Equity Awards at 2007 Fiscal Year End
	Option Awards
	Number of
	Securities
	Underlying
	Unexercised		Option
	Options		Exercise	Option
	(#)		Price	Expiration
Name	Exercisable		($)	Date
(a)	(b)		(e)	(f)

Thomas J. Shaw
President, CEO
(principal executive officer)

Douglas W. Cowan	25,000	(1)	10	06/30/09
Vice President, CFO	25,000	(2)	10	11/01/10
(principal financial officer)	25,000	(3)	6.90	09/30/12
	125,000	(4)	8.65	06/23/13
	4,000	(5)	8.87	05/11/14

Steven R. Wisner	150,000	(6)	10	10/24/09
Executive Vice President,	15,000	(7)	10	11/01/10
Engineering and Production	20,000	(8)	6.90	09/30/12
	12,500	(9)	8.65	06/23/13
	3,900	(10)	8.87	05/11/14

Michele M. Larios	5,000	(11)	10	07/09/08
Vice President,	5,000	(12)	10	03/09/08
General Counsel	15,400	(13)	10	06/30/09
	25,000	(14)	10	11/01/10
	25,000	(15)	6.90	09/30/12
	124,600	(16)	8.65	06/23/13
	4,100	(17)	8.87	05/11/14

Russell B. Kuhlman	7,500	(18)	10	07/08/08
Vice President, Sales	15,600	(19)	10	06/30/09
	10,000	(20)	10	11/01/10
	20,000	(21)	6.90	09/30/12
	79,400	(22)	8.65	06/23/13
	1,900	(23)	8.87	05/11/14

(1)                            Options for the purchase of 12,500 shares vested on July 1, 2001, and for the remaining shares vested on July 1, 2002.

(2)                            These options vested on November 1, 2003.

(3)                            These options vested on September 30, 2005.

(4)                            These options vested on June 23, 2006.

(5)                            These options vested on May 11, 2007.

(6)                            Options for the purchase of 75,000 shares vested on October 25, 2001, and the remainder vested on October 25, 2002.

(7)                            These options vested on November 1, 2003.

(8)                            These options vested on September 30, 2005.

(9)                            These options vested on June 23, 2006.

(10)                      These options vested on May 11, 2007.

(11)                      These options vested on July 9, 2001.

(12)                      These options vested on March 9, 2001.

(13)                      Options for the purchase of 7,700 shares vested on July 1, 2001, and the remainder vested on July 1, 2002.

(14)                      These options vested on November 1, 2003.

(15)                      These options vested on September 30, 2005.

(16)                      These options vested on June 23, 2006.

(17)                      These options vested on May 11, 2007.

(18)                      These options vested on July 9, 2001.

(19)                      Options for the purchase of 7,800 shares vested on July 1, 2001, and the remainder vested on July 1, 2002.

(20)                      These options vested on November 1, 2003.

(21)                      These options vested on September 30, 2005.

(22)                      These options vested on June 23, 2006.

(23)                      These options shares vested on May 11, 2007.

PENSION BENEFITS

                We do not have a pension plan other than the 401(k) plan available to all employees.

401(k) Plan

                We implemented an employee savings and retirement plan (the “401(k) Plan”) in 2005 that is intended to be a tax-qualified plan covering substantially all employees.  Under the terms of the 401(k) Plan, employees may elect to contribute up to 90% of their compensation, or the statutory prescribed limit, if less.  We may, at our discretion, match employee contributions.  We made matching contributions of approximately $111,000, $0, and $0 in 2007, 2006, and 2005, respectively.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

                The following table identifies the types and amounts of payments that shall be made to Mr. Thomas Shaw, our Chief Executive Officer, in the event of a termination of his employment or a change in control per his Employment Agreement.  Such payments shall be made by us and shall be one-time, lump sum payments.

SUMMARY OF PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

ASSUMING OCCURRENCE AS OF DECEMBER 31, 2007 (1)

				A Payment
				Equal to the
	Salary	Amounts	Pro-Rata	Greater of	Payment
	Through	Owed Under	Portion of	Salary Through	Equal to
	Trigger	Benefit	Eligible	Trigger Date or	90 Days’	Value of
Payment Triggering Event	Event Date	Plans(2)	Bonus	for 24 Months	Salary	Payments(3)
Death	x	x	x	—		—

Disability	x	x	x	800,000		800,000

Termination With Cause	x		x	—		—

Termination Without Cause	x	x	x	800,000		800,000

Resignation (Other Than After a Change in Control)	x	x	x	—	98,630	98,630

Resignation (After a Change in Control)	x	x	x	800,000		800,000

(1)                    The above payments describe obligations under Mr. Shaw’s agreement as written. However, we and Mr. Shaw have agreed to operate his plan under the final Regulations issued under Section 409A of the Internal Revenue Code such that any accrued payment would not constitute non-qualified defined compensation. The Employment Agreement is in the process of being modified to ensure that no rights thereunder would constitute non-qualified defined compensation.

(2)                    Mr. Shaw participates in our benefit plans which do not discriminate in scope, terms, or operation in favor of executive officers.  Such plans are generally available to all salaried employees.  Accordingly, the value of such payments is not included in the “Value of Payments” column.

(3)                      This value does not include payments under our  benefit plans for reasons set forth in footnote 1 above.  In addition, it does not include a value for a bonus as bonuses are authorized only periodically and there is currently no authorized bonus program.  Furthermore, Mr. Shaw has never been given a bonus.  In addition, this value assumes that the triggering event occurred on December 31, 2007.  Authorized payments under the Employment Agreement are also capped to one dollar less than the amount that would cause Mr. Shaw to be the recipient of a parachute payment under Section 280G(b) of the Internal Revenue Code of 1986.

                Mr. Shaw is obligated under the Employment Agreement for one year not to compete with us, to recruit or attempt to recruit our employees or to solicit our customers or accounts or otherwise to make known our customers and accounts to others unless his termination was without cause or occurs after a change in control.

COMPENSATION OF DIRECTORS

                The following table identifies the types and amounts of compensation earned by our Directors (with the exception of those that are named Executive Officers as described in footnote 1 to the table) in the last Fiscal Year:

DIRECTOR COMPENSATION TABLE FOR 2007

	Fees
	Earned or
	Paid in	All Other
	Cash	Compensation		Total
Name	($)	($)		($)
(a)(1)	(b)	(g)		(h)
Marco Laterza	$3,000	$—		$3,000
Amy Mack	—	4,500	(2)	4,500
Marwan Saker	1,500	—		1,500
Jimmie Shiu, Former Director	2,000	—		2,000
Clarence Zierhut	3,000	—		3,000

(1)           Messrs. Thomas J. Shaw, Douglas W. Cowan and Steven Wisner are Named Executive Officers who are also Directors.  Their compensation is reflected in the Summary Compensation and other tables presented earlier.

(2)           Ms. Mack’s Company was paid these funds in 2007 for participation in a clinical trial.

Narrative Explanation of Director Compensation Table for 2007

                In 2007 we paid each non-employee Director a fee of $500 per meeting and reimbursed travel expenses.  In the past, we have granted to each Director (except Mr. Shaw) stock options for Common Stock. We do not pay any additional amounts for committee participation or special assignment.

                Generally, employee Directors are compensated as discussed in the COMPENSATION DISCUSSION AND ANALYSIS.  However, one employee, Mr. Thomas J. Shaw, our President and CEO, is compensated pursuant to an employment agreement.  Please see the Compensation Pursuant to Employment Agreement, set forth above for an in depth summary of the terms of such agreement.

Compensation Committee Interlocks and Insider Participation

                The Compensation and Benefits Committee is currently composed of Messrs. Clarence Zierhut and Marco Laterza.
Dr. Jimmie Shiu, a former independent Director was appointed to the committee on August 8, 2006.  Dr. Shiu resigned as a Director on November 19, 2007.  Each of these current and former members of this committee is/was an independent Board member at the time of their service on the committee and none have ever been employees.

                There are no interlocking Directors or executive officers between us and any other company.   Accordingly, none of our executive officers or Directors served as a Director for another entity one of whose executives or Directors served on our Board of Directors.

Compensation Committee Report

                The Compensation and Benefits Committee has reviewed and discussed the COMPENSATION DISCUSSION AND ANALYSIS required by Item 402(b) with Management and, based on the review and discussions referred to in paragraph (e)(5)(i)(A) of Item 402, has recommended to the Board of Directors that the COMPENSATION DISCUSSION AND ANALYSIS be included in this report.

Clarence Zierhut
Marco Laterza

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

                The following table sets forth information relating to our equity compensation plans as of December 31, 2007:

Equity Compensation Plan Information

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected
	warrants and rights	warrants and rights	in column(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,451,155	$8.92	2,548,845

Equity compensation plans not approved by security holders*	286,000	$7.56	N/A

Total	2,737,155	N/A	2,548,845

*              In conjunction with a $3 million Loan Agreement and the purchase of 525,000 Series V shares by Katie Petroleum, we issued options for the purchase of 136,439 shares of our Common Stock at an exercise price of $1 per share to Katie Petroleum and two affiliates. Options for 136,436 shares were exercised in 2005.

                In conjunction with a $2.5 million working capital loan, purchase of a real estate note and a $1,000,000 construction loan (which was never drawn on) we issued an option to Katie Petroleum for the purchase of 100,000 shares of our Common Stock at an exercise price of $1 per share. The options were exercised in 2005.

                We authorized the issuance of an option for the purchase of 200,000 shares of Common Stock to Jimmie Shiu, M.D., for his past services in introducing us to purchasers of various series of Preferred Stock as well as for introducing us to Mr. Jack Jackson, who controlled Katie Petroleum. The option is exercisable at $6.90 per share and will terminate in 2012.

                We authorized the issuance of an option for the purchase of 25,000 shares of Common Stock to Mr. Harry Watson for his past services in assisting us in protecting our intellectual property. The option is exercisable at $6.90 per share and will terminate in 2012.

                In connection with a Consulting Agreement with International Export and Consulting, we issued an option for the purchase of 61,000 shares of Common Stock to Marwan Saker. The option is exercisable at $10.00 and will expire in 2010.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                The following table sets forth certain information regarding the beneficial ownership of our capital stock as of March 1, 2008, for each person known by us to own beneficially five percent or more of the voting capital stock. Each shareholder identified in the table possesses sole voting and investment power with respect to his or her shares except as noted below.

	Name and Address of	Amount and Nature of	Percent of
Title of Class	Beneficial Owner	Beneficial Ownership	Class(1)
Common Stock
	Thomas J. Shaw(2) 511 Lobo Lane, P.O. Box 9 Little Elm, TX 75068-0009	11,280,000	47.2%	(2)

	Suzanne M. August(3) 5310 Buena Vista Drive Frisco, TX 75034	2,800,000	11.7%	(3)

	Lillian E. Salerno(4) 432 Edwards Lewisville, TX 75067	2,434,500	10.2%

	Signia Capital Management, LLC(5) 108 N. Washington St., Ste. 305 Spokane, Washington 99201	1,549,462	6.5%
Class B Stock
	Thomas J. Shaw	80,000	3.5%
	Lillian E. Salerno	12,500	1%

(1)                  The percentages of Common Stock are based on 23,892,564 shares of Common Stock equivalents consisting of 23,800,064 shares of Common Stock outstanding and 92,500 shares of Preferred Stock convertible by the above persons within 60 days of this Report. The percentages of Class B Stock are based on 2,285,266 shares of Class B Stock outstanding.

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

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common Stock
As a Group	Officers and Directors	12,565,900	50.0%
As Individuals	Thomas J. Shaw(2)	11,280,000	44.9%
	Marwan Saker(3)	461,000	1.8%
	Clarence Zierhut(4)	61,000	< 1%
	Douglas W. Cowan(5)	204,000	1%
	Steven R. Wisner(6)	206,400	1%
	Russell B. Kuhlman(7)	134,400	1%
	Michele M. Larios(8)	209,100	1%
	Marco Laterza	10,000	< 1%

Class B Stock
As a Group	Officers and Directors	435,000	19.0%
As Individuals	Thomas J. Shaw	80,000	3.5%
	Marwan Saker	355,000	15.5%

(1)       The percentages of Common Stock are based on 25,130,964 shares of Common Stock equivalents consisting of 23,800,064 shares of Common Stock outstanding at March 1, 2008, 435,000 shares of Preferred Stock convertible by the above persons and options for the purchase of 895,900 shares of Common Stock obtainable by the above persons within 60 days of this Report. The percentages of Class B stock are based on 2,285,266 shares of Class B Stock outstanding.

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

(3)       355,000 shares identified as Common Stock are preferred shares which are eligible for conversion into Common Stock within 60 days of this Report. The shares are held as follows: Saker Investments holds 15,500 shares of Series IV Class B Convertible Preferred Stock and 25,000 shares of Series V Class B Convertible Preferred Stock, Sovana Cayman Islands, Inc. holds 300,000 shares of Series IV Class B Convertible Preferred Stock, and My Investments holds 14,500 shares of Series IV Class B Convertible Preferred Stock. Mr. Saker is an Officer or Director and shareholder for each of these companies. The remaining 106,000 shares identified as Common Stock are shares obtainable through the exercise of options held by Mr. Saker within 60 days of the Report.

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

(8)       199,100 of these shares identified as Common Stock are shares acquirable by the exercise of stock options within 60 days of the Report.

                                                There are no arrangements, the operation of which would result in a change in control of the Company, other than the fact that Ms. August’s shares shall cease to be controlled by Mr. Shaw under their Voting Agreement upon their sale to a third party.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

                                                We believe that all of the transactions set forth below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. In accordance with our Audit Committee Charter, the Audit Committee has reviewed and approved all related party transactions.  In particular, the Audit Committee reviews all proposed transactions where the amount involved meets or exceeds $120,000.

                                                Thomas J. Shaw, our President and Chief Executive Officer who beneficially owned 35.3% of the outstanding Common Stock (and controlled another 11.8% pursuant to a Voting Agreement with Ms. Suzanne August) as of March 1, 2008, was paid a licensing fee of $500,000 (amortized over 17 years) by us for the exclusive worldwide licensing rights to manufacture, market, sell, and distribute retractable medical safety products. In addition, Mr. Shaw and Ms. August, together, receive an aggregate five percent royalty on gross sales of all licensed products sold to customers over the life of the Technology Licensing Agreement.  Such license is in the process of being amended to cover additional patents and products.  A royalty of $1,471,046 was paid in 2007.

                                                We have an oral consulting agreement with MediTrade International Corporation, a company controlled by Ms. Lillian Salerno, a shareholder holding approximately 10% of the Common Stock.  It is paid $6,500 per month plus expenses.  In 2007, it was paid aggregate consideration of $129,618.

Director Independence

                                                The Board of Directors has the responsibility for establishing corporate policies and for our overall performance, although it is not involved in day-to-day operations. Currently, a majority (four of seven) of the Directors serving on our Board of Directors are independent Directors as defined in Section 121(A) of the listing standards of the AMEX. Our current independent Directors are Messrs. Clarence Zierhut, Marwan Saker, Marco Laterza, and Ms. Amy Mack.  Jimmie Shiu, M.D. also served as a Director (prior to Ms. Mack’s appointment) until November 19, 2007.

                                                The Board of Directors, in reviewing the independence of its members, further considered the fact that we paid Ms. Mack’s company $4,500 in 2007 for participation in a clinical trial.  The Board of Directors determined that her independence was not compromised by such transaction.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES

                                                The aggregate fees billed by CF & Co., L.L.P. for professional services rendered for the audit of our annual financial statements for 2007 and 2006 and the reviews of the financial statements included in our Forms 10-Q or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $174,583 and $160,671, respectively.

AUDIT RELATED FEES

                                                The aggregate fees billed by CF & Co., L.L.P. for professional services rendered for the audit of our 401(k) plan for 2007 and 2006 were $13,500 and $0, respectively.

 TAX FEES

                                                The aggregate fees billed by CF & Co., L.L.P. for preparation of federal and state income tax returns and tax consulting costs related to notices from taxing authorities for 2007 and 2006 were $149,291 and $56,118, respectively.

PRE-APPROVAL POLICIES AND PROCEDURES

                                                The engagement of CF & Co., L.L.P. was entered into pursuant to the approval policies and procedures of the Audit Committee. Before CF & Co., L.L.P. was engaged to render services the engagement was approved by the Audit Committee.  The engagement is for audit and tax services which were detailed separately. The Audit Committee implemented its approval procedures i.e. they were not delegated to any other party. All of the services provided were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1)	All financial statements: See Retractable Technologies, Inc. Index to Financial Statements on Page F-2.

(2)

Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below. Schedule II-Schedule of Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006, and 2005:

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Provision for Inventories
Fiscal year ended 2005	$97,319	$25,273	$(11,296)	$111,296
Fiscal year ended 2006	$111,296	$—	$(61,296)	$50,000
Fiscal year ended 2007	$50,000	$155,600	$—	$205,600

Provision for Accounts Receivables
Fiscal year ended 2005	$196,320	$70,854	$—	$267,174
Fiscal year ended 2006	$267,174	$—	$(180,144)	$87,030
Fiscal year ended 2007	$87,030	$166,978	$—	$254,008

Deferred Tax Valuation
Fiscal year ended 2005	$—	$99,280	$—	$99,280
Fiscal year ended 2006	$99,280	$541,143	$—	$640,423
Fiscal year ended 2007	$640,423	$3,026,509	$—	$3,666,932

Provision for Rebates		(A)	(B)
Fiscal year ended 2005	$3,955,857	$12,540,897	$14,052,794	$2,443,960
Fiscal year ended 2006	$2,443,960	$20,329,974	$20,061,184	$2,712,750
Fiscal year ended 2007	$2,712,750	$15,329,840	$13,404,097	$4,638,493

(A) Represents estimated rebates deducted from gross revenues

(B) Represents rebates credited to the distributor

(3).        Exhibits:

                                                The following exhibits are filed herewith or incorporated herein by reference to exhibits previously filed with the SEC.

 (b)          EXHIBITS

Exhibit No.	Description of Document
3(i)	Third Amended and Restated Articles of Incorporation of RTI filed on November 1, 2004* as amended by that Statement of Change of Registered Office/Agent**

3(ii)	Second Amended and Restated Bylaws of RTI**

10.1	Sample United States Distribution Agreement***

10.2	Sample Foreign Distribution Agreement***

10.3	Employment Agreement between RTI and Thomas J. Shaw dated as of September 28, 1999 *** (This is a management compensation contract.)

10.4	Technology License Agreement between Thomas J. Shaw and RTI dated the 23rd day of June 1995***

10.5	Loan Agreement among RTI, Katie Petroleum and Thomas J. Shaw as of the 30th day of September, 2002 and Promissory Note****

10.6	RTI’s 1999 Stock Option Plan***

10.7	First Amendment to 1999 Stock Option Plan**** *

10.8	1996 Incentive Stock Option Plan of RTI***

10.9	1996 Stock Option Plan for Directors and Other Individuals***

10.10	License Agreement by and between RTI and Baiyin Tonsun Medical Device Co., Ltd. dated as of May 13, 2005†

23	Consent of Independent Registered Public Accounting Firm**

31.1	Certification of Principal Executive Officer**

31.2	Certification of Principal Financial Officer**

32	Section 1350 Certifications**

*	Incorporated herein by reference to RTI’s Form 10-Q filed on November 14, 2005

**	Filed herewith

***	Incorporated herein by reference to RTI’s Registration Statement on Form 10-SB filed on June 23, 2000

****	Incorporated herein by reference to RTI’s Form 8-K filed on October 10, 2002

**** *	Incorporated herein by reference to RTI’s Form 10-KSB filed on March 31, 2003

†	Incorporated herein by reference to RTI’s Form 10-Q filed on August 15, 2005

††	Incorporated herein by reference to RTI’s Form 10KSB-A2 filed on September 24, 2004

(c)	Excluded Financial Statement Schedules: None

SIGNATURES

                                                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

By:	/s/ Thomas J. Shaw
THOMAS J. SHAW
CHAIRMAN, PRESIDENT, AND
CHIEF EXECUTIVE OFFICER

Date:	March 31, 2008

                                                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven R. Wisner
Steven R. Wisner
Executive Vice President, Engineering &
Production and Director

March 31, 2008

/s/ Douglas W. Cowan
Douglas W. Cowan
Vice President, Chief Financial Officer, Treasurer, and Director

March 31, 2008

/s/ Clarence Zierhut
Clarence Zierhut
Director

March 31, 2008

/s/ Amy Mack
Amy Mack
Director

March 31, 2008

/s/ Marco Laterza
Marco Laterza
Director

March 31, 2008