Form 10-Q
period 2008-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2008-05-15
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,800,064 shares of Common Stock, no par value, issued and outstanding on May 1, 2008.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2008

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2008
	(unaudited)	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$39,209,597	$40,507,431
Accounts receivable, net	1,776,979	1,667,636
Inventories, net	6,686,657	7,037,129
Income taxes receivable	388,020	2,345,041
Other current assets	457,089	358,807
Total current assets	48,518,342	51,916,044

Property, plant, and equipment, net	11,301,895	11,483,423
Intangible assets, net	413,696	424,560
Other assets	504,900	505,899
Total assets	$60,738,833	$64,329,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,807,503	$5,535,365
Current portion of long-term debt	460,760	387,906
Accrued compensation	669,345	539,330
Marketing fees payable	1,419,760	1,419,760
Accrued royalties to shareholders	432,510	619,304
Other accrued liabilities	420,147	263,339
Current deferred tax liability	19,594	20,626
Total current liabilities	8,229,619	8,785,630

Long-term debt, net of current maturities	3,574,740	3,747,259
Long-term deferred tax liability	31,695	36,200
Total liabilities	11,836,054	12,569,089

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	144,000	144,000
Series II, Class B	219,700	219,700
Series III, Class B	130,245	130,245
Series IV, Class B	552,500	553,500
Series V, Class B	1,238,821	1,282,471
Common stock, no par value	—	—
Additional paid-in capital	53,869,174	53,818,987
Retained deficit	(7,251,661)	(4,388,066)
Total stockholders’ equity	48,902,779	51,760,837
Total liabilities and stockholders’ equity	$60,738,833	$64,329,926

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Sales, net	$5,315,155	$5,773,823
Cost of sales
Cost of manufactured product	3,596,914	4,074,914
Royalty expense to shareholders	432,510	439,400
Total cost of sales	4,029,424	4,514,314
Gross profit	1,285,731	1,259,509

Operating expenses:
Sales and marketing	1,167,908	1,341,922
Research and development	265,508	182,035
General and administrative	2,928,580	2,476,038
Total operating expenses	4,361,996	3,999,995
Loss from operations	(3,076,265)	(2,740,486)

Interest and other income	253,669	541,197
Interest expense, net	(40,999)	(76,794)
Net loss	(2,863,595)	(2,276,083)
Preferred stock dividend requirements	(344,868)	(355,051)
Net loss applicable to common shareholders	$(3,208,463)	$(2,631,134)

Net loss per share - basic and diluted	$(0.13)	$(0.11)

Weighted average common shares outstanding	23,778,072	23,676,664

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash flows from operating activities
Net loss	$(2,863,595)	$(2,276,083)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	350,735	363,430
Capitalized interest	(46,741)	(52,002)
Stock option compensation	—	6,478
Accreted interest	14,599	31,836
(Increase) decrease in assets:
Inventories	350,472	(604,057)
Accounts receivable	(109,343)	(594,006)
Income taxes receivable	1,957,021	(2,079)
Other current assets	(98,282)	(68,665)
Increase (decrease) in liabilities:
Accounts payable	(727,862)	1,344,156
Other accrued liabilities	100,029	658,202
Net cash used by operating activities	(1,072,967)	(1,192,790)

Cash flows from investing activities
Purchase of property, plant, and equipment	(110,603)	(116,794)
Acquisitions of patents, trademarks, licenses and intangibles	—	(107,418)
Net cash used by investing activities	(110,603)	(224,212)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(114,264)	(95,355)
Net cash used by financing activities	(114,264)	(95,355)

Net decrease in cash	(1,297,834)	(1,512,357)

Cash and cash equivalents at:
Beginning of period	40,507,431	46,814,689
End of period	$39,209,597	$45,302,332

Supplemental disclosures of cash flow information:
Interest paid	$73,142	$96,960
Income taxes paid	$—	$—

Supplemental schedule of noncash financing activities:
Preferred dividends declared	$—	$979,193

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

Business of the Company

Retractable Technologies, Inc. (the “Company”) was incorporated in Texas on May 9, 1994, and designs, develops, manufactures and markets safety syringes and other safety medical products for the healthcare profession.  The Company began to develop its manufacturing operations in 1995.  The Company’s manufacturing and administrative facilities are located in Little Elm, Texas.  The Company’s primary products with Notice of Substantial Equivalence to the FDA are the VanishPoint® 1cc tuberculin, insulin, and allergy antigen syringes; the 3cc, 5cc, and 10cc syringes; the autodisable syringe; the small diameter tube adapter; the blood collection tube holder; the allergy tray; and the IV safety catheter.  The Company also has the Patient Safe™ syringe, which the Company anticipates will enter the market in 2008.  The Company has conducted preliminary clinical evaluations and worked with national distributors to encourage healthcare facilities to transition from the use of standard syringes to the VanishPoint® syringe.

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of Management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.  The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements incorporated into its Form 10-K filed on March 31, 2008 for the year ended December 31, 2007.

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

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include unrestricted cash, money market accounts, and investments with original maturities of three months or less.

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

Financial instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosure requirements about fair value measurements.  In accordance with Financial Accounting Standards Board (“FASB”) Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), the Company will defer the adoption of SFAS 157 for its nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, until January 1, 2009.  The adoption of SFAS 157 did not have a material impact on the Company’s fair value measurements.

The Company estimates the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information.  Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that could be realized in a current market exchange.  Short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on Management’s estimates, equals their recorded values.

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

The Company manufactures syringes in Little Elm, Texas as well as utilizing a manufacturer in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company currently obtains roughly 76.7% of its finished products through Double Dove, a Chinese manufacturer.  In the event that the Company was unable to purchase such product from Double Dove, the Company would need to find an alternate supplier for its 5cc and 10cc syringes and increase domestic production for 1cc and 3cc syringes to avoid a disruption in supply.

Revenue recognition

Revenue is recognized for sales to distributors when title and risk of ownership passes to the distributor, generally upon shipment.  Revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products that the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is netted against individual distributor’s accounts receivable balances for financial reporting purposes.  The resulting net balance is reflected in accounts receivable or accounts payable, as appropriate.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership passes from the Company.  Any product shipped or distributed for evaluation purposes is expensed.

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

The Company’s return policy also provides that a customer may return product that is overstocked.  Overstocking returns are limited to two times in each 12-month period up to one percent of distributor’s total purchase of products for the prior 12-month period.  All product overstocks and returns are subject to inspection and acceptance by manufacturer.

The Company’s international distribution agreements do not provide for any returns.

The Company records an allowance for estimated returns as a reduction to Accounts receivable and Gross sales.  Historically, returns have been less than 0.48% of Total sales.

Marketing fees

Under a sales and marketing agreement with Abbott Laboratories (“Abbott”), the Company paid marketing fees until the Company terminated the contract for breach.  The contracted services were to include participation in promotional activities, development of educational and promotional materials, representation at trade shows, clinical demonstrations, inservicing and training, and tracking reports detailing the placement of the Company’s products to end-users.  Marketing fees were accrued at the time of the sale of product to Abbott.  These fees were paid after Abbott provided the Company a tracking report of product sales to end-users.  These costs were included in Sales and marketing expense in the Condensed Statements of Operations.  No marketing fees have been accrued since October 15, 2003, the date the National Marketing and Distribution Agreement with Abbott was terminated.  The Company filed suit against Abbott in August 2005 for breach of contract.  The Company does not expect the eventual liability for marketing fees, if any, to exceed the amount accrued.

Income taxes

The Company provides for deferred income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).  SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such differences reverse in future periods.  Deferred tax assets are periodically reviewed for realizability.  The Company had sufficient taxable income from prior carryback years to realize all of its taxable losses through December 31, 2006.  Taxable losses for 2007 and thereafter are subject to loss carryforwards.  The Company has established a valuation allowance for its net deferred tax asset as future taxable income cannot be reasonably assured.  Penalties and interest on uncertain tax positions are classified as income taxes in the Condensed Statements of Operations.

Earnings per share

The Company has adopted SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share.  Basic earnings per share is computed by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  The Company’s potentially dilutive Common Stock equivalents, consisting of options, convertible debt and convertible Preferred Stock, are all antidilutive for the three months ended March 31, 2008 and 2007.  Accordingly basic loss per share is equal to diluted earnings per share.

Shipping and handling costs

The Company classifies shipping and handling costs as part of Cost of sales in the Condensed Statements of Operations.

Research and development costs

Research and development costs are expensed as incurred.

Share-based compensation

The Company has issued options under three stock-based Director, independent contractor and employee compensation plans as well as several individual option agreements.  Two of the plans have terminated; however, the options continue until their expected maturity dates.

The Company’s share-based payments are accounted for in accordance with the provisions of SFAS No. 123 (Revised 2004) (“SFAS 123 R”), Share-Based Payment, using the fair value method.  The Company records share-based compensation expense on a straight-line basis over the requisite service period, generally over periods up to three years.  In accordance with the disclosure requirements of SFAS No. 123 R, the Company incurred the following share-based compensation costs:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Cost of sales	$—	$6,648
Sales and marketing	—	3,086
Research and development	—	(7,863)
General and administrative	—	4,607
	$—	$6,478

3.	INVENTORIES

Inventories consist of the following:

	March 31, 2008	December 31, 2007

Raw materials	$1,554,219	$1,743,990
Finished goods	5,338,038	5,498,739
	6,892,257	7,242,729
Inventory reserve	(205,600)	(205,600)
	$6,686,657	$7,037,129

4.	OTHER ASSETS

In 2006, the Company invested $500,000 in a limited liability company.  The Company exercised its option to have that investment returned.  The investment was returned in April 2008.

5.	INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was 0.0% for the three months ended March 31, 2008 and March 31, 2007.

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”).  FIN 48 is effective for years beginning after December 15, 2006.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires that a company evaluate whether it is “more-likely-than-not” that a tax position will be sustained based upon the technical merits of the position.  Measurement of the tax position is based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  The Company adopted FIN 48 on January 1, 2007.  FIN 48 had no material effect on the financial statements upon adoption.  During 2007, the Company reserved approximately $100,000 for state nexus issues.

6.	COMMITMENTS AND CONTINGENCIES

On August 12, 2005, the Company filed a lawsuit against Abbott in the United States District Court in the Eastern District of Texas, Texarkana Division.  The Company is alleging fraud and breach of contract in connection with the National Marketing and Distribution Agreement dated as of May 4, 2000, which was terminated on October 15, 2003.  The Company is seeking damages which it estimates to be in millions of dollars of lost profits, out of pocket expenses, and other damages.  In addition, it is seeking punitive damages, pre- and post-judgment interest and attorney’s fees.  On October 31, 2005, Abbott moved to dismiss the suit and to compel arbitration of the dispute.  The Court ruled in the Company’s favor and denied the motion to compel arbitration.  Abbott appealed the decision to the Fifth Circuit on February 27, 2007.  Briefing has been completed and oral argument was conducted on March 3, 2008.  It is not possible to predict when exactly the Fifth Circuit will decide the appeal or how.  Whether the matter proceeds in litigation or arbitration, Abbott may counterclaim for amounts that Abbott believes are owed by the Company under the agreement.

In August 2006, the Company was sued by Occupational and Medical Innovations Limited (“OMI”) in Federal Court of Australia, alleging that two letters written to OMI by outside counsel contained unjustified threats, but seeking no damages.  OMI later amended its complaint to seek a declaratory judgment that OMI does not infringe the Company’s Australian patents, again seeking no damages.  Following a one-day trial in June 2007, the Court held that one of the two letters written by outside counsel contained an unjustified threat and awarded costs to OMI.  A one-day trial of the declaratory judgment (that OMI does not infringe on the Company’s Australian patents) was held on April 1, 2008.  No decision has been reached.

On June 15, 2007, the Company filed a lawsuit against Becton Dickinson & Company (“BD”) in the United States District Court for the Eastern District of Texas, Marshall Division.  The Company subsequently amended its complaint to add Thomas J. Shaw as a plaintiff.  The Company and Mr. Shaw are alleging violations of the federal and state antitrust laws, violation of the Lanham Act, and patent infringement.  The Company and Mr. Shaw are seeking both damages and injunctive relief in the suit.  In January 2008, the Court severed the patent claims from the other claims and stayed proceedings in the other claims pending resolution of the patent dispute.  BD has denied the allegations and has counterclaimed for a declaration that the Company’s asserted patents are invalid and unenforceable.  The patent case is set for trial in March 2009.

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

On March 14, 2008, MedSafe Technologies LLC filed a complaint against the Company and BD in the United States District Court for the District of South Carolina, Greenville Division.  The plaintiff alleges that the Company’s VanishPoint® syringe product line and BD’s IntegraTM product line infringe U.S. patent no. 6,074,370.  The plaintiff seeks unspecified damages including compensatory damages (with prejudgment interest) and any further relief as the Court deems appropriate.  No trial date has been set.

On April 1, 2008, the Company and Mr. Thomas J. Shaw filed a complaint against BD in the United States District Court for the Eastern District of Texas, Marshall Division.  The Company alleges that BD has infringed U.S. patent no. 7,351,224 issued on April 1, 2008.  The Company seeks actual damages (with prejudgment interest, costs and increased damages pursuant to 35 U.S.C. § 284); a permanent injunction against BD, its officers, agents, servants, employees, and others acting in concert with them to permanently restrain further infringement of this patent; attorneys’ fees, costs and treble damages; and all other relief to which they are entitled.  No trial date has been set.

Also on April 1, 2008, the Company filed a complaint against OMI in the United States District Court for the Eastern District of Texas, Tyler Division.  The Company alleges that OMI has willfully infringed U.S. patent nos. 6,572,584 and 7,351,224.  The Company also alleges theft of confidential information, intentional interference with contracts and engaging in false advertising that wrongfully disparages and mischaracterizes the Company’s products.  OMI also made false allegations regarding the source of origin of its safety syringe products that are being offered in the U.S.  The Company seeks actual damages (with prejudgment interest, costs and increased damages pursuant to 35 U.S.C. § 284); a permanent injunction against OMI, its officers, agents, servants, employees, and others acting in concert with them from infringement, false claims and disclosure or use of confidential information or trade secrets or for selling retractable syringes that incorporate any confidential information or trade secrets; attorneys’ fees, costs and treble damages; and all other relief to which it is entitled.  No trial date has been set.

Beginning in 2008, the Company plans to expand its warehouse (to include additional warehouse space, additional office space and a new Clean Room).  This expansion will be funded by a loan from a bank for approximately $4.2 million, secured by a second lien deed to the land and existing buildings.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, our ability to maintain liquidity, our maintenance of patent protection, the impact of current litigation (as it affects our costs as well as market access and the viability of our patents), the ability to successfully renegotiate or extend the Baiyin Tonsun Medical Device Co., Ltd. (“BTMD”)

license agreement and the receipt of payments thereunder, the impact of dramatic increases in demand, our ability to maintain and quickly increase production capacity in the event of a dramatic increase in demand, our ability to access the market, our ability to maintain or lower production costs, our ability to continue to finance research and development as well as operations and expansion of production, the increased interest of larger market players, specifically Becton Dickinson & Company (“BD”), in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors in Part II.  Given these uncertainties, undue reliance should not be placed on forward-looking statements.

OVERVIEW

We have been manufacturing and marketing our products into the marketplace since 1997.  We currently expect to provide other safety medical products in addition to safety syringe products.  One such product, the Patient Safe™ syringe, which reduces the risk of infection resulting from IV contamination, should enter the market in 2008.  Safety syringes comprised 98.8% of our sales in the first three months of 2008.

Our products have been and continue to be distributed nationally through numerous distributors.  However, we have been blocked from access to the market by exclusive marketing practices engaged in by BD, who dominates the market.  We believe that its monopolistic business practices continue despite its paying $100 million in 2004 to settle a lawsuit with us for anticompetitive practices, business disparagement, and tortious interference.  Although we made limited progress in some areas, such as the alternate care and international markets, our volumes are not as high as they should be given the nature and quality of our product, the federal and state legislation requiring use of safe needle devices, and various Senate Subcommittee hearings on Group Purchasing Organizations.

We continue to pursue various strategies to have better access to the hospital market, as well as other markets, including attempting to gain access to the market through our sales efforts, our innovative technology, introduction of new products and, when necessary, litigation.  We are also marketing more product internationally.  Beginning in 2004, we were given an award (from PATH) to supply syringes to various African countries.  Awards increased significantly from 2004 to 2007.  However, currently there is no funding for this program.  It is uncertain that funding will be re-established.  Additionally, an Australian distributor was awarded a one-year contract in March 2007 to supply our VanishPoint® automated retraction syringes to all of Queensland Health’s 202 acute care facilities.  Queensland Health is a department within the government of Queensland, Australia.  The contract was renewed for two years.  VanishPoint® products are distributed in Australia by Brisbane-based Scientific Educational Supplies Pty Ltd.

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

We are focusing on methods of upgrading our manufacturing capability and efficiency in order to reduce costs.  We believe our current capitalization provides the resources necessary to implement some of these changes and improve our manufacturing capacity and efficiency, thereby reducing our unit cost.

Product purchases from Double Dove, a Chinese manufacturer, have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufactured cost.  Double Dove manufactured, in the first three months of 2008, approximately 76.7% of the units produced by the Company.  These purchases have improved profit margins in spite of limited revenues.  The cost of production per unit has generally declined as volumes increased.  We believe we could make up any long-term disruption in these supplies by utilizing more of the capacity at the Little Elm facility, except for 5cc and 10cc syringes which comprised about 3.4% of our first quarter 2008 revenues.

We had a Licensing Agreement with BTMD which expired on May 13, 2008.  We are in the process of negotiating an extension of this agreement.  Royalties that were expected in 2007 were not received due to the time needed to build the factory, assembly equipment, and the related infrastructure as well as the need of BTMD to meet the requisite Chinese government requirements.  The facility has been completed and BTMD is in the process of meeting Chinese government requirements.  Although successful renegotiation and/or extension of this agreement cannot be assured, we still continue to expect royalty payments although we are unable to predict the date we will begin to receive such royalties.  We should begin earning royalties once Chinese government requirements are met and BTMD is able to produce and sell products.

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.

With increased volumes, our manufacturing unit costs have tended to decline.  However, lower production volumes, increasing costs of petroleum products and transportation could mitigate this trend.

We are committed to the expansion of an existing warehouse.  This expansion will increase our warehouse area, provide for additional office space, and add a second Clean Room.

LIQUIDITY AND FUTURE CAPITAL REQUIREMENTS

At the present time, Management does not intend to raise equity capital in 2008.  Due to the litigation settlements, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing as the primary ongoing sources of cash.

Historical Sources of Liquidity

We have historically funded operations primarily from the proceeds from private placements, loans, and litigation settlements.  We were capitalized with approximately $52,600,000 raised from six separate private placement offerings.  We raised $47,375,600 in cash from the private sales of an aggregate of 11,710,221 shares of Convertible Preferred Stock.  In addition, we obtained a cancellation of $3,679,284 in debt and $1,550,000 in Accounts payable in exchange for Series V Class B Convertible Preferred Stock.

We obtained $3,910,000 in 2000 from bank loans of which $3,435,000 has been repaid and $475,000 was refinanced with a new note with Lewisville State Bank, a division of 1st International Bank.  Additionally, we received a Small Business Administration loan of $1,000,000 in 1996 to pay for portions of automated assembly equipment, multi-cavity molds, and other equipment.  This loan has been repaid.  Furthermore, we borrowed $5,000,000 in 2000 under our Credit Agreement with Abbott Laboratories (“Abbott”).  In October 2002 we repaid the Abbott note with proceeds from a new note from Katie Petroleum, Inc. for $3,000,000 and a portion of the proceeds from a private placement.

Internal Sources of Liquidity

Margins and Market Access

To achieve break even quarters, we need minimal access to hospital markets which has been difficult to obtain due to the monopolistic marketplace which was the subject of our initial lawsuit and now also included in our second lawsuit against BD.  We will continue to attempt to gain access to the market through our sales efforts, innovative technology, the introduction of new products and, when necessary, litigation.

We are focusing on methods of upgrading our manufacturing capability and efficiency in order reduce costs.  We believe our current capitalization provides the resources necessary to implement some of these changes and improve our manufacturing capacity and efficiency, thereby reducing our unit cost.

Beginning in early 2004, we began to receive shipment of product from Double Dove which enabled us to sell product at lower costs.  Fluctuations in the cost and availability of raw materials and inventory and the ability to maintain favorable supplier arrangements and relationships could result in the need to manufacture all (as opposed to 23.3%) of the products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

The mix of domestic and international sales affects the average sales price of our products.  Generally, the higher the ratio of domestic sales to international sales, the higher the average sales price will be.  Typically international sales are shipped directly from China.  Purchases of product manufactured in China, if available, usually decrease the average cost of manufacture for all units as domestic costs, such as indirect labor and overhead, remain relatively constant.  The number of units produced by the Company versus manufactured in China can have a significant effect on the carrying costs of inventory as well as Cost of sales.  The Company will continue to evaluate the appropriate mix of products manufactured domestically and those manufactured in China to achieve economic benefits as well as to maintain our domestic manufacturing capability.  Currently, approximately 23.3% of our syringes are produced domestically.

Since our products are made from petroleum products, the increasing costs of oil and transportation may have a negative impact on our costs to the extent they may not be recoverable through price increases of our products.

Seasonality

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.

Licensing Agreement

We had a Licensing Agreement with BTMD which expired on May 13, 2008.  We are in the process of negotiating an extension of this agreement.  Royalties that were expected in 2007 were not received due to the time needed to build the factory, assembly equipment, and the related infrastructure as well as the need of BTMD to meet the requisite Chinese government requirements.  The facility has been completed and BTMD is in the process of meeting Chinese government requirements.  Although successful renegotiation and/or extension of this agreement cannot be assured, we still continue to expect royalty payments although we are unable to predict the date we will begin to receive such royalties.  We should begin earning royalties once Chinese government requirements are met and BTMD is able to produce and sell products.  We anticipate that receipt of such royalties would have a positive effect on our liquidity.

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

External Sources of Liquidity

We have obtained several loans from our inception, which have, together with the proceeds from the sales of equities and litigation efforts, enabled us to pursue development and production of our products.  Currently we believe we could obtain additional funds through loans if needed.  Furthermore, the shareholders previously authorized an additional 5,000,000 shares of a Class C Preferred Stock that could, if necessary, be designated and used to raise funds through the sale of equity.  We are in the process of finalizing a loan for approximately $4.2 million to fund an expansion of the warehouse (which will include additional warehouse space, additional office space, and a new Clean Room.)

CAPITAL RESOURCES

Trends in Capital Resources

Interest expense will increase due to the pending loan of approximately $4.2 million, but will be somewhat mitigated by lower borrowing rates if current conditions in the credit markets continue.  Interest income may be negatively affected by lower interest rates and our recent movement of cash to U.S. Treasury bills and other U.S. government backed securities.  Although we believe that we have granted credit to credit-worthy firms, current economic conditions may affect the timing and/or collectability of some accounts.

In 2006, the Company invested $500,000 in a limited liability company.  The Company exercised its option to have that investment returned.  The investment was returned in the second quarter of 2008.

Material Commitments for Expenditures

Capital expenditures in 2008 are dependent upon several factors, including, but not limited to, the success of projects to decrease production costs, the successful introduction of new products, and access to debt financing.

Beginning in the second quarter of 2008, we plan to expand our warehouse (to include additional warehouse space, additional office space, and a new Clean Room).  We expect to fund this expansion with a loan from Lewisville State Bank, a division of 1st International Bank, for approximately $4.2 million, secured by a second lien deed on the land and existing buildings.

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements.  Variances have been rounded for ease of reading.  All period references are to the periods ended March 31, 2008, or 2007.

Comparison of Three Months Ended

March 31, 2008, and March 31, 2007

Domestic sales accounted for 86.4% and 70.2% of the revenues for the three months ended March 31, 2008 and 2007, respectively.  International sales accounted for the remaining revenues.  Domestic revenues increased 13.3% principally due to increased volumes and higher average sales prices and international revenues decreased 58.0% due primarily to the absence of PATH shipments in 2008.  Overall, unit sales decreased 20.7%.  Domestic unit sales increased 7.5% and international unit sales decreased 54.9%.  Domestic unit sales were 74.4% of total unit sales for the three months ended March 31, 2008.

Gross profit increased primarily due to lower cost of manufactured product.  Costs of manufactured product decreased due to lower volumes mitigated by higher unit costs.  The average cost of manufactured product sold per unit increased by 11.2%.  Profit margins can fluctuate depending upon, among other things, the cost of product manufactured and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense decreased 1.6% due to lower gross sales.

Operating expenses increased 9.1%.  The decrease in expense for Sales and marketing was attributable primarily to fewer trade shows and promotional material, lower compensation, and less travel and entertainment costs.  The decrease was mitigated by higher consulting costs.  The increase in Research and development costs was due principally to increased cost related to compensation, consulting and validation costs.  General and administrative costs increased due to additional legal expense as well as higher compensation costs.

Loss from operations increased due principally to higher operating expenses.

The Company’s effective tax rate on the net loss before income taxes was 0.0% for the three months ended March 31, 2008 and March 31, 2007.

The Company’s balance sheet remains strong with cash making up 64.6% of total assets.  Working capital was $40.3 million at March 31, 2008, a decrease of $2.8 million from December 31, 2007.  The current ratio was 6.0 at December 31, 2007 and 5.9 at March 31, 2008.  The quick ratio remained unchanged at 5.1 for December 31, 2007 and March 31, 2008.  These indicators continue to demonstrate a strong financial position.

Approximately $1.1 million in cash flow was used by operating activities.  The remaining uses of cash were for capital costs incurred for the acquisition of plant, property and equipment and intangible assets, and the repayment of long-term debt.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4T.    Controls and Procedures.

Pursuant to paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and on May 9, 2008, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e).  The CEO and CFO concluded that, as of March 31, 2008 (the end of the period covered by the report), based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15, there were no significant deficiencies in these controls and procedures.  The CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes during the first quarter of 2008 or subsequent to March 31, 2008 in our internal control over financial reporting or in any other factor that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Our Management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

PART II—OTHER INFORMATION

Item 1.       Legal Proceedings.

There are no material updates at this time.

Item 1A.    Risk Factors.

There were no material changes in the Risk Factors applicable to the Company as set forth in our Form 10-K annual report for 2007 which was filed on March 31, 2008, and which is available on EDGAR.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities and Use of Proceeds

Three accredited investors converted 44,650 shares of Preferred Stock into Common Stock on a one for one basis for no additional consideration.

Working Capital Restrictions and Limitations on the Payment of Dividends

We maintain cash for use as collateral for letters of credit we provide from time to time to enable, among other things, the purchase of product from China.  As of March 31, 2008, we had no funds held as restricted cash for such purposes.  The Board of Directors has authorized Management to borrow and incur indebtedness in the form of letters of credit in an aggregate amount, at any one time, of $5,000,000.

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

Item 3.       Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

As of the three months ended March 31, 2008, the amount of dividends in arrears is $18,000 and the total arrearage is $54,000.

Series II Class B Convertible Preferred Stock

As of the three months ended March 31, 2008, the amount of dividends in arrears is $55,000 and the total arrearage is $166,000.

Series III Class B Convertible Preferred Stock

As of the three months ended March 31, 2008, the amount of dividends in arrears is $33,000 and the total arrearage is $3,018,000.

Series IV Class B Convertible Preferred Stock

As of the three months ended March 31, 2008, the amount of dividends in arrears is $138,000 and the total arrearage is $6,616,000.

Series V Class B Convertible Preferred Stock

As of the three months ended March 31, 2008, the amount of dividends in arrears is $101,000 and the total arrearage is $3,000,000.

Item 4.     Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.     Other Information.

The 2008 annual meeting shall be held on September 26, 2008, at 10:00 a.m. at Little Elm City Hall; 100 West Eldorado Parkway; Little Elm, Texas, 75068.

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

DATE:	May 15, 2008	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

		BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN
VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER