Form 10-Q
period 2008-06-30
RETRACTABLE TECHNOLOGIES INC
filed 2008-08-08
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 23,800,064 shares of Common Stock, no par value, issued and outstanding on August 1, 2008.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2008
	(unaudited)	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$35,296,288	$40,507,431
Accounts receivable, net	2,770,796	1,667,636
Inventories, net	7,426,029	7,037,129
Income taxes receivable	—	2,345,041
Other current assets	459,135	358,807
Total current assets	45,952,248	51,916,044

Property, plant, and equipment, net	11,976,641	11,483,423
Intangible assets, net	412,656	424,560
Other assets	6,211	505,899
Total assets	$58,347,756	$64,329,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,434,865	$5,535,365
Current portion of long-term debt	477,696	387,906
Accrued compensation	580,643	539,330
Marketing fees payable	1,419,760	1,419,760
Accrued royalties to shareholders	463,269	619,304
Other accrued liabilities	405,114	263,339
Current deferred tax liability	18,538	20,626
Total current liabilities	6,799,885	8,785,630

Long-term debt, net of current maturities	3,445,399	3,747,259
Long-term deferred tax liability	23,304	36,200
Total liabilities	10,268,588	12,569,089

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	144,000	144,000
Series II, Class B	219,700	219,700
Series III, Class B	130,245	130,245
Series IV, Class B	552,500	553,500
Series V, Class B	1,238,821	1,282,471
Common stock, no par value	—	—
Additional paid-in capital	53,878,618	53,818,987
Accumulated deficit	(8,084,716)	(4,388,066)
Total stockholders’ equity	48,079,168	51,760,837
Total liabilities and stockholders’ equity	$58,347,756	$64,329,926

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Sales, net	$6,474,227	$5,274,982	$11,789,382	$11,048,805
Cost of sales
Cost of manufactured product	3,035,014	2,728,087	6,631,927	6,803,001
Royalty expense to shareholders	463,269	403,925	895,780	843,325
Total cost of sales	3,498,283	3,132,012	7,527,707	7,646,326
Gross profit	2,975,944	2,142,970	4,261,675	3,402,479

Operating expenses:
Sales and marketing	1,301,002	1,349,080	2,468,910	2,691,002
Research and development	267,324	239,680	532,832	421,715
General and administrative	2,459,853	2,512,316	5,388,433	4,988,354
Total operating expenses	4,028,179	4,101,076	8,390,175	8,101,071
Loss from operations	(1,052,235)	(1,958,106)	(4,128,500)	(4,698,592)

Interest and other income	241,449	448,698	495,118	989,895
Interest expense, net	(22,269)	(94,398)	(63,268)	(171,192)
Net loss	(833,055)	(1,603,806)	(3,696,650)	(3,879,889)
Preferred stock dividend requirements	(342,717)	(349,200)	(687,585)	(704,251)
Loss applicable to common shareholders	$(1,175,772)	$(1,953,006)	$(4,384,235)	$(4,584,140)

Loss per share – basic and diluted	$(0.05)	$(0.08)	$(0.18)	$(0.19)

Weighted average common shares outstanding	23,800,064	23,731,664	23,789,068	23,704,164

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash flows from operating activities
Net loss	$(3,696,650)	$(3,879,889)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	700,539	721,889
Capitalized interest	(96,094)	(91,394)
Stock option compensation	—	6,478
Provisions for doubtful accounts	112,976	2,242
Accreted interest	28,539	62,547
(Increase) decrease in assets
Inventories	(388,900)	(1,733,239)
Accounts receivable	(1,216,136)	(284,261)
Income taxes receivable	2,345,041	(2,079)
Other current assets	(100,328)	(495,065)
Increase (decrease) in liabilities
Accounts payable	(2,100,500)	(169,983)
Other accrued liabilities	27,053	555,652
Net cash used by operating activities	(4,384,460)	(5,307,102)

Cash flows from investing activities
Purchase of property, plant, and equipment	(1,073,938)	(236,090)
Acquisitions of patents, trademarks, licenses and intangibles	(9,825)	(131,400)
Liquidation of investment in LLC	497,690	—
Net cash used by investing activities	(586,073)	(367,490)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(240,610)	(184,590)
Net cash used by financing activities	(240,610)	(184,590)

Net decrease in cash	(5,211,143)	(5,859,182)

Cash and cash equivalents at:
Beginning of period	40,507,431	46,814,689
End of period	$35,296,288	$40,955,507

Supplemental disclosures of cash flow information:
Interest paid	$130,823	$200,038

Supplemental schedule of noncash financing activities
Preferred dividends declared	$—	$1,053,544

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

Business of the Company

Retractable Technologies, Inc. (the “Company”) was incorporated in Texas on May 9, 1994, and designs, develops, manufactures, and markets safety syringes and other safety medical products for the healthcare profession.  The Company began to develop its manufacturing operations in 1995.  The Company’s manufacturing and administrative facilities are located in Little Elm, Texas.  The Company’s primary products with Notice of Substantial Equivalence to the FDA are the VanishPoint® 0.5 cc insulin syringe; 1cc tuberculin, insulin, and allergy antigen syringes; the 3cc, 5cc, and 10cc syringes; the autodisable syringe; the small diameter tube adapter; the blood collection tube holder; the allergy tray; the IV safety catheter; and the Patient Safe™ syringe.

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

Financial instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S., and expands disclosure requirements about fair value measurements.  In accordance with Financial Accounting Standards Board (“FASB”) Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, the Company will defer the adoption of SFAS 157 for its nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, until January 1, 2009.  The adoption of SFAS 157 did not have a material impact on the Company’s fair value measurements.

The Company estimates the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information.  Judgment is required in interpreting data to develop estimates of market value and, accordingly, estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.  Short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on Management’s estimates, equals their recorded values.

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

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 69.7% of its finished products in the first six months of 2008 through Double Dove, a Chinese manufacturer.  In the event that the Company was unable to purchase such product from Double Dove, the Company would need to find an alternate supplier for its 0.5cc insulin syringe, its 5cc and 10cc syringes and its autodisable syringe and increase domestic production for 1cc and 3cc syringes to avoid a disruption in supply.

Revenue recognition

Revenue is recognized for sales to distributors when title and risk of ownership passes to the distributor, generally upon shipment.  Revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products that the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is netted against individual distributor’s accounts receivable balances for financial reporting purposes.  The resulting net balance is reflected in accounts receivable or accounts payable, as appropriate.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  Any product shipped or distributed for evaluation purposes is expensed.

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

Marketing fees

Under a sales and marketing agreement with Abbott Laboratories (“Abbott”), the Company paid marketing fees until the Company terminated the contract for breach.  The contracted services were to include participation in promotional activities, development of educational and promotional materials, representation at trade shows, clinical demonstrations, inservicing and training, and tracking reports detailing the placement of the Company’s products to end-users.  Marketing fees were accrued at the time of the sale of product to Abbott.  These fees were paid after Abbott provided the Company a tracking report of product sales to end-users.  These costs were included in Sales and marketing expense in the Condensed Statements of Operations.  No marketing fees have been accrued since October 15, 2003, the date the National Marketing and Distribution Agreement with Abbott was terminated.  The Company filed suit against Abbott in August 2005 for breach of contract.  Abbott filed an answer and counterclaim July 15, 2008.  See Note 5 COMMITMENTS AND CONTINGENCIES for further discussion.

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

Earnings per share

The Company has adopted SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share.  Basic earnings per share is computed by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  The Company’s potentially dilutive Common Stock equivalents, consisting of options, convertible debt and convertible Preferred Stock, are all antidilutive for the three and six months ended June 30, 2008 and 2007.  Accordingly basic loss per share is equal to diluted earnings per share.

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

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Cost of sales	$—	$—	$—	$6,648
Sales and marketing	—	—	—	3,086
Research and development	—	—	—	(7,863)
General and administrative	—	—	—	4,607
	$—	$—	$—	$6,478

3.	INVENTORIES

Inventories consist of the following:

	June 30, 2008	December 31, 2007

Raw materials	$1,573,424	$1,743,990
Finished goods	6,058,205	5,498,739
	7,631,629	7,242,729
Inventory reserve	(205,600)	(205,600)
	$7,426,029	$7,037,129

4.	OTHER ASSETS

In 2006, the Company invested $500,000 in a limited liability company.  The Company exercised its option to have that investment returned.  The investment was returned in April 2008.

5.	COMMITMENTS AND CONTINGENCIES

Litigation

On August 12, 2005, the Company filed a lawsuit against Abbott in the United States District Court in the Eastern District of Texas, Texarkana Division.  The Company is alleging fraud and breach of contract in connection with the National Marketing and Distribution Agreement dated as of May 4, 2000, which was terminated on October 15, 2003.  The Company is seeking damages which it estimates to be in millions of dollars of lost profits, out of pocket expenses, and other damages.  In addition, it is seeking punitive damages, pre- and post-judgment interest and attorney’s fees.  On October 31, 2005, Abbott moved to dismiss the suit and to compel arbitration of the dispute.  The Court ruled in the Company’s favor and denied the motion to compel arbitration.  Abbott appealed the decision to the Fifth Circuit on February 27, 2007.  The Fifth Circuit affirmed the denial of the motion to compel arbitration.  Abbott requested an en banc hearing before the Fifth Circuit, which was denied on June 30, 2008.  With the case back before the District Court, Abbott filed an answer and counterclaim on July 15, 2008 alleging several breaches of contract, breach of implied warranty of merchantability, and breach of express warranty, seeking in excess of $6,000,000 in compensatory damages as well as seeking attorneys’ fees.  The Company denies the validity of Abbott’s counterclaims.  The District Court has issued a scheduling order setting trial for January 2010.

In August 2006, the Company was sued by Occupational and Medical Innovations Limited (“OMI”) in Federal Court of Australia, alleging that two letters written to OMI by outside counsel contained unjustified threats of patent infringement, but seeking no damages.  OMI later amended its complaint to seek a declaratory judgment that OMI does not infringe the Company’s Australian Patent No. 701878, again seeking no damages.  Following a one-day trial in June 2007, the Court held that one of the two letters written by outside counsel contained a threat of patent infringement, and awarded costs to OMI in an amount that has not yet been determined.  Following a one-day trial in June 2008, the Court held that OMI is entitled to a declaratory judgment of non-infringement of the Company’s Australian Patent No. 701878.  The Court has not yet issued an order implementing the declaratory judgment and has not yet awarded costs in the declaratory judgment matter.  Both OMI and the Company are seeking costs, and the amount of costs to be awarded will be determined at a later date.

In June 2007, the Company sued Becton Dickinson & Company (“BD”) in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of three of the Company’s patents (5,578,011; 5,632,733; and 6,090,077) and violations by BD of the federal and state antitrust laws, and of the Lanham Act.  The Company and Thomas J. Shaw, a co-plaintiff, are seeking injunctive relief and unspecified monetary damages in the suit.  BD counterclaimed for non-infringement and invalidity of the asserted patents.  In January 2008, the Court severed the patent claims from the other claims pending resolution of the patent dispute, which is set for trial in March 2009.

In September 2007, BD and MDC Investment Holdings, Inc. (“MDC”) sued the Company in the United States District Court for the Eastern District of Texas, Texarkana Division, alleging that the Company is infringing two U.S. patents of MDC (6,179,812 and 7,090,656) that are licensed to BD.  BD and MDC seek injunctive relief and unspecified damages.  The Company counterclaimed for declarations of non-infringement, invalidity and unenforceability of the asserted patents.  No trial date has been set.

In March 2008, MedSafe Technologies LLC  (“MedSafe”) sued the Company and BD in the United States District Court for the District of South Carolina, Greenville Division, alleging infringement of a MedSafe patent (6,074,370) and seeking injunctive relief and unspecified monetary damages.  The Company counterclaimed for declarations of non-infringement, invalidity and unenforceability of the asserted patents.  The case is set for trial in October 2009.

In April 2008, the Company and Thomas J. Shaw sued BD in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of another recently issued patent of the Company (7,351,224), and seeking injunctive relief and unspecified monetary damages (including treble damages).  BD counterclaimed for non-infringement and invalidity of the asserted patents.  The Company has moved to consolidate this case with the other patent case against BD that is pending in Marshall, and is awaiting decision on the motion.

In April 2008, the Company sued OMI in the United States District Court for the Eastern District of Texas, Tyler Division, alleging that OMI has infringed two U.S. patents that are not at issue in the Australian litigation (6,572,584 and 7,351,224).  The Company also alleges theft of confidential information, intentional interference with contracts and engaging in false advertising that wrongfully disparages and mischaracterizes the Company’s syringe products.  The Company further alleges that OMI made false allegations regarding the source of origin of its safety syringe products being offered in the U.S.  The Company seeks injunctive relief and unspecified damages (including treble damages) in the suit.  OMI has counterclaimed against the Company, seeking declaratory judgments of non-infringement, invalidity and unenforceability of the Company’s asserted patents.  OMI is not seeking monetary damages.  No trial date has been set.

The ultimate outcomes of these legal matters cannot be determined at this time.

Other Matters

The Company has begun expansion of its warehouse (including additional warehouse space, additional office space, and a new Clean Room).  This expansion will be funded by a loan from a bank for approximately $4.2 million, secured by a second lien deed to the land and existing buildings.

The Company had a licensing agreement with Baiyin Tonsun Medical Device Co., Ltd. (“BTMD”) which expired on May 13, 2008.  As a result of the expiration of the contract, the Company recognized $100,000 of prepaid royalty income as other income.  The Company is in the process of negotiating a new agreement.  Royalties that were expected in 2007 were not received due to the time needed to build the factory, assembly equipment, and the related infrastructure as well as the need of BTMD to meet the requisite Chinese government requirements.  The facility has been completed and BTMD is in the process of meeting Chinese governmental requirements.  Although successful completion of this agreement cannot be assured, the Company still continues to expect royalty payments although we are unable to predict the date it will begin to receive such royalties.  The Company should begin earning royalties once Chinese government requirements are met and BTMD is able to produce and sell products.

6.	SUBSEQUENT EVENTS

On July 25, 2008, the Company adopted the 2008 Stock Option Plan (the “Plan”).  The Plan will be submitted to the shareholders for approval at the annual meeting so that eligible options granted to employees may be incentive stock options.  If such approval is not obtained, then all options issued under the Plan will be nonqualified stock options.

The Company also approved an Option Exchange Plan for submission to the shareholders for approval at the annual meeting.  The range of proposed terms is set forth in the Company’s preliminary Proxy Statement filed with the U.S. Securities and Exchange Commission on August 1, 2008.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, our ability to maintain liquidity, our maintenance of patent protection, the impact of current litigation (as it affects our costs as well as market access and the viability of our patents), the ability to maintain favorable supplier arrangements and relationships, the ability to successfully complete a new license agreement with Baiyin Tonsun Medical Device Co., Ltd. (“BTMD”) and the receipt of payments thereunder, the impact of dramatic increases in demand, our ability to quickly increase capacity in the event of a dramatic increase in demand, our ability to access the market, our ability to maintain or lower production costs, our ability to continue to finance research and development as well as operations and expansion of production, the increased interest of larger market players, specifically Becton Dickinson & Company (“BD”), in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors in Part II.  Given these uncertainties, undue reliance should not be placed on forward-looking statements.

OVERVIEW

We have been manufacturing and marketing our products into the marketplace since 1997.  We currently provide other safety medical products in addition to safety syringe products.  One such product, the Patient Safe™ syringe, which reduces the risk of infection resulting from IV contamination, entered the market in 2008. Safety syringes comprised 98.2% of our sales in the first six months of 2008.

Our products have been and continue to be distributed nationally through numerous distributors.  However, we have been blocked from access to the market by exclusive marketing practices engaged in by BD, who dominates the market.  We believe that its monopolistic business practices continue despite its paying $100 million in 2004 to settle a prior lawsuit with us for anticompetitive practices, business disparagement, and tortious interference.  Although we have made limited progress in some areas, such as the alternate care and international markets, our volumes are not as high as they should be given the nature and quality of our product, the federal and state legislation requiring the use of safe needle devices, and various Senate Subcommittee hearings on Group Purchasing Organizations.

We continue to pursue various strategies to have better access to the hospital market, as well as other markets, including attempting to gain access to the market through our sales efforts, our innovative technology, introduction of new products, and, when necessary, litigation.  We are also marketing more product internationally.  Beginning in 2004, we were given an award (from PATH) to supply syringes to various African countries.  Awards increased significantly from 2004 to 2007.  However, currently funding is uncertain for this program.  We continue to supply products under this program, but not as high as previous levels.  Additionally, an Australian distributor was awarded a one-year contract in March 2007 to supply our VanishPoint® automated retraction syringes to all of Queensland Health’s 202 acute care facilities.  Queensland Health is a department within the government of Queensland, Australia.  The contract was renewed for an additional two years.  VanishPoint® products are distributed in Australia by Brisbane-based Scientific Educational Supplies Pty Ltd.  International distributors continue to increase.

In the event we continue to have only limited market access and the cash provided by the litigation settlements and generated from operations becomes insufficient, we would take cost cutting measures to reduce cash requirements.  Such measures could result in the reduction of units being produced, the reduction of workforce, the reduction of salaries of officers and other nonhourly employees, and the deferral of royalty payments.

We are focusing on methods of upgrading our manufacturing capability and efficiency in order to reduce costs.  We believe our current capitalization provides the resources necessary to implement some of these changes and improve our manufacturing capacity and efficiency, thereby reducing our unit cost.

Product purchases from Double Dove, a Chinese manufacturer, have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufactured cost.  Double Dove manufactured, in the first six months of 2008, approximately 69.7% of the units produced by the Company.  These purchases have improved profit margins in spite of limited revenues.  The cost of production per unit has generally declined as volumes increased.  Double Dove has increased the prices to us by $0.005 per unit due to increased labor and raw material costs and the declining value of the U.S. dollar.  Cost reductions could be adversely affected by increased material and transportation costs.  We believe we could make up any long-term disruption in these supplies by utilizing more of the capacity at the Little Elm facility, except for the 0.5 cc insulin syringe, the 5cc and 10cc syringes, and the autodisable syringe which comprised about 3.7% of our second quarter 2008 revenues.

We had a Licensing Agreement with BTMD which expired on May 13, 2008.  As a result of the expiration of the contract, we recognized $100,000 of prepaid royalty income as other income.  We are in the process of negotiating a new agreement.  Royalties that were expected in 2007 were not received due to the time needed to build the factory, assembly equipment, and the related infrastructure as well as the need of BTMD to meet the requisite Chinese government requirements.  The facility has been completed and BTMD is in the process of meeting Chinese government requirements.  Although successful completion of this agreement cannot be assured, we still continue to expect royalty payments although we are unable to predict the date we will begin to receive such royalties.  We should begin earning royalties once Chinese government requirements are met and BTMD is able to produce and sell products.

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.

With increased volumes, our manufacturing unit costs have tended to decline.  Factors that could cause unit costs to increase include lower production volumes, increasing costs of petroleum products, increased transportation costs and increased unit costs of $0.005 from Double Dove.

We have begun the expansion of an existing warehouse.  This expansion will increase our warehouse area, provide for additional office space, and add a second Clean Room.

LIQUIDITY AND FUTURE CAPITAL REQUIREMENTS

At the present time, Management does not intend to raise equity capital.  Due to the funds received from prior litigation settlements, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing as the primary ongoing sources of cash.

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

Internal Sources of Liquidity

Margins and Market Access

To achieve break even quarters, we need minimal access to hospital markets which has been difficult to obtain due to the monopolistic marketplace which was the subject of our initial lawsuit and now also included in our second lawsuit against BD.  We will continue to attempt to gain access to the market through our sales efforts, innovative technology, the introduction of new products, and, when necessary, litigation.  During the second quarter of 2008, our Net loss would have been less than $225,000 without litigation expenses.

We are focusing on methods of upgrading our manufacturing capability and efficiency in order to reduce costs.  We believe our current capitalization provides the resources necessary to implement some of these changes and improve our manufacturing capacity and efficiency, thereby reducing our unit cost.

Beginning in early 2004, we began to receive shipment of product from Double Dove which enabled us to lower our unit costs.  Fluctuations in the cost and availability of raw materials and inventory and the ability to maintain favorable supplier arrangements and relationships could result in the need to manufacture all (as opposed to 30.3%) of the products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

The mix of domestic and international sales affects the average sales price of our products.  Generally, the higher the ratio of domestic sales to international sales, the higher the average sales price will be.  Typically international sales are shipped directly from China.  Purchases of product manufactured in China, if available, usually decrease the average cost of manufacture for all units as domestic costs, such as indirect labor and overhead, remain relatively constant.  Double Dove has increased their prices to us by $0.005 per unit due to increased labor and raw material costs and the declining value of the U.S. dollar. The number of units produced by the Company versus manufactured in China can have a significant effect on the carrying costs of inventory as well as Cost of sales.  The Company will continue to evaluate the appropriate mix of products manufactured domestically and those manufactured in China to achieve economic benefits as well as to maintain our domestic manufacturing capability.  Currently, approximately 30.3% of our products are produced domestically.

The higher costs of oil (since our products are petroleum based), transportation, and units purchased from Double Dove may have a negative impact on the unit costs of our product.  Such increased costs may not be recoverable through price increases of our products.

Seasonality

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.

Licensing Agreement

We had a Licensing Agreement with BTMD which expired on May 13, 2008.  As a result of the expiration of the contract, we recognized $100,000 of prepaid royalty income as other income.  We are in the process of negotiating a new agreement.  Royalties that were expected in 2007 were not received due to the time needed to build the factory, assembly equipment, and the related infrastructure as well as the need of BTMD to meet the requisite Chinese government requirements.  The facility has been completed and BTMD is in the process of meeting Chinese government requirements.  Although successful completion of this agreement cannot be assured, we still continue to expect royalty payments although we are unable to predict the date we will begin to receive such royalties.  We should begin earning royalties once Chinese government requirements are met and BTMD is able to produce and sell products.

Cash Requirements

Due to funds received from prior litigation settlements, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing as the primary ongoing sources of cash.  In the event we continue to have only limited market access and cash generated from operations becomes insufficient to support operations, we would take cost cutting measures to reduce cash requirements.  Such measures could result in the reduction of units being produced, the reduction of workforce, the reduction of salaries of officers and other nonhourly employees, and the deferral of royalty payments.

External Sources of Liquidity

We have obtained several loans from our inception, which have, together with the proceeds from the sales of equities and litigation efforts, enabled us to pursue development and production of our products.  Currently we believe we could obtain additional funds through loans if needed.  Furthermore, the shareholders previously authorized an additional 5,000,000 shares of a Class C Preferred Stock that could, if necessary, be designated and used to raise funds through the sale of equity.  We are in the process of finalizing a loan for approximately $4.2 million to fund an expansion of the warehouse.

CAPITAL RESOURCES

Trends in Capital Resources

Interest expense will increase due to the pending loan of approximately $4.2 million, but will be somewhat mitigated by lower borrowing rates if current conditions in the credit markets continue.  Interest income may be negatively affected by lower interest rates and our prior movement of cash to U.S. Treasury bills and other U.S. government backed securities.  Although we believe that we have granted credit to credit-worthy firms, current economic conditions may affect the timing and/or collectability of some accounts.

In 2006, we invested $500,000 in a limited liability company.  We exercised our option to have that investment returned.  The investment was returned in the second quarter of 2008.

Material Commitments for Expenditures

We have begun expansion of our warehouse (including additional warehouse space, additional office space, and a new Clean Room).  We expect to fund this expansion with a loan from Lewisville State Bank, a division of 1st International Bank, for approximately $4.2 million, secured by a second lien deed on the land and existing buildings.  In the event financing is not obtained on satisfactory terms, we believe we can fund such expansion out of cash reserves.

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements.  Variances have been rounded for ease of reading.  All period references are to the periods ended June 30, 2008, or 2007.

Comparison of Three Months Ended

June 30, 2008, and June 30, 2007

Domestic sales accounted for 80.7% and 87.9% of the revenues for the three months ended June 30, 2008 and 2007, respectively.  International sales accounted for the remaining revenues.  Domestic revenues increased 12.7% principally due to increased volumes and higher average selling prices and international revenues increased 95.8% due primarily to higher volumes because of the addition of new distributors.  Overall, unit sales increased 29.9%.  Domestic unit sales increased 10.1% and international unit sales increased 98.1%.  Domestic unit sales were 65.7% of total unit sales for the three months ended June 30, 2008.

Gross profit increased primarily due to higher unit sales and lower cost per unit sold.  Costs of manufactured product increased due to higher volumes mitigated by lower unit costs.  The average cost of manufactured product sold per unit decreased by 14.4% principally due to higher volumes.  Profit margins can fluctuate depending upon, among other things, the cost of product manufactured and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 14.7% due to higher gross sales.

Operating expenses decreased 1.8%.  The decrease in expense for Sales and marketing was attributable primarily to lower trade show and travel and entertainment expense.  The decrease was mitigated by increases of consulting costs.  The increase in Research and development costs was due principally to higher compensation costs.  Increases in compensation costs were attributable to merit increases and bonuses in the second quarter for non-executive employees.  General and administrative costs decreased due to lower legal expense as well as recognizing $100,000 as other income under the expired BTMD license agreement. Bad debt expense increased.

Loss from operations decreased due principally to higher revenues, higher profit margins, and lower operating expenses.

Interest expense and interest income declined due to lower interest rates and lower debt and cash equivalents balances.  In addition to generally declining interest rates, we shifted the bulk of our funds into U.S. Treasury bills and other U.S. government backed securities.

Our effective tax rate on the net loss before income taxes was 0.0% for the three months ended June 30, 2008 and June 30, 2007.

Excluding litigation expense, our Net loss would have been less than $225,000.

Comparison of Six Months Ended

June 30, 2008, and June 30, 2007

Domestic sales accounted for 83.3% and 78.7% of the revenues for the six months ended June 30, 2008 and 2007, respectively.  International sales accounted for the remaining revenues.  Domestic revenues increased 13.0% principally due to higher average selling prices and international revenues decreased 16.3% due primarily to lower volumes from PATH, but the decrease was mitigated by the adding of new distributors.  Overall, unit sales were flat.  Domestic unit sales increased 8.8% and international unit sales decreased 15.6%.  Domestic unit sales were 69.7% of total unit sales for the six months ended June 30, 2008.

Gross profit increased primarily due to higher average prices and lower unit costs.  Costs of manufactured product decreased due to lower manufacturing cost per unit.  The average cost of manufactured product sold per unit decreased by 2.5% principally due to higher volumes.  Profit margins can fluctuate depending upon, among other things, the cost of product manufactured and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 6.2% due to higher gross sales.

Operating expenses increased 3.6%.  The decrease in expense for Sales and marketing was attributable primarily to lower marketing costs and reduced travel and entertainment expenses.  The increase in Research and development costs was due principally to increased compensation costs.  General and administrative costs increased due to additional legal expense as well as compensation expense, bad debt expense, accounting fees, and property taxes.  Increases in compensation costs were attributable to merit increases and bonuses in the second quarter for non-executive employees.

Loss from operations decreased due principally to higher profit margins mitigated by higher operating expenses.

Interest expense and interest income declined due to lower interest rates and lower debt and cash equivalents balances.  In addition to generally declining interest rates, we shifted the bulk of our funds into U.S. Treasury bills and other U.S. government backed securities.

The Company’s effective tax rate on the net loss before income taxes was 0.0% for the six months ended June 30, 2008 and June 30, 2007.

Excluding litigation expense, our Net loss would have been less than $1.7 million.

Our balance sheet remains strong with cash making up 60.5% of total assets.  Working capital was $39.2 million at June 30, 2008, a decrease of $4.0 million from December 31, 2007.  The current ratio was 5.9 at

December 31, 2007 and 6.8 at June 30, 2008.  The quick ratio was 5.1 for December 31, 2007 and 5.7 at June 30, 2008.  These indicators continue to demonstrate a strong financial position.

Approximately $4.4 million in cash flow was used by operating activities.  The remaining uses of cash were for capital costs incurred for the acquisition of plant, property and equipment and intangible assets, and the repayment of long-term debt.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.        Controls and Procedures.

Our Management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Pursuant to paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and on August 7, 2008, Management, with the participation of our President, Chairman, and CEO, Thomas J. Shaw, and our Vice President and CFO, Douglas W. Cowan, acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e).  The CEO and CFO concluded that, as of June 30, 2008 (the end of the period covered by the report), based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15, there were no significant deficiencies in these controls and procedures. The CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes during the second quarter of 2008 or subsequent to June 30, 2008 identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 in our internal control over financial reporting or in any other factor that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.        Legal Proceedings.

On August 12, 2005, we filed a lawsuit against Abbott in the United States District Court in the Eastern District of Texas, Texarkana Division.  We are alleging fraud and breach of contract in connection with the National Marketing and Distribution Agreement dated as of May 4, 2000, which was terminated on October 15, 2003.  We are seeking damages which we estimate to be in millions of dollars of lost profits, out of pocket expenses, and other damages.  In addition, we are seeking punitive damages, pre- and post-judgment interest and attorney’s fees.  On October 31, 2005, Abbott moved to dismiss the suit and to compel arbitration of the dispute.  The Court ruled in our favor and denied the motion to compel arbitration.  Abbott appealed the decision to the Fifth Circuit on February 27, 2007. The Fifth Circuit affirmed the denial of the motion to compel arbitration. Abbott requested an en banc hearing before the Fifth Circuit, which was denied on June 30, 2008.  With the case back before the District Court, Abbott filed an answer and counterclaim on July 15, 2008 alleging several breaches of contract, breach of implied warranty of merchantability, and breach of express warranty, seeking in excess of $6,000,000 in compensatory damages as well as seeking attorneys’ fees.  We deny the validity of Abbott’s counterclaims.  The District Court has issued a scheduling order setting trial for January 2010.

In August 2006, we were sued by Occupational and Medical Innovations Limited (“OMI”) in Federal Court of Australia, alleging that two letters written to OMI by outside counsel contained unjustified threats of patent infringement, but seeking no damages.  OMI later amended its complaint to seek a declaratory judgment that OMI does not infringe our Australian Patent No. 701878, again seeking no damages.  Following a one-day trial in June 2007, the Court held that one of the two letters written by outside counsel contained a threat of patent infringement, and awarded costs to OMI in an amount that has not yet been determined.  Following a one-day trial in June 2008, the Court held that OMI is entitled to a declaratory judgment of non-infringement of our Australian Patent No. 701878.  The Court has not yet issued an order implementing the declaratory judgment and has not yet awarded costs in the declaratory judgment matter.  Both OMI and we are seeking costs, and the amount of costs to be awarded will be determined at a later date.

In June 2007, we sued BD in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of three of the Company’s patents (5,578,011; 5,632,733; and 6,090,077) and violations by BD of the federal and state antitrust laws, and of the Lanham Act.  We and Thomas J. Shaw, a co-plaintiff, are seeking injunctive relief and unspecified monetary damages in the suit.  BD counterclaimed for non-infringement and invalidity of the asserted patents.  In January 2008, the Court severed the patent claims from the other claims pending resolution of the patent dispute, which is set for trial in March 2009.

In September 2007, BD and MDC Investment Holdings, Inc. (“MDC”) sued us in the United States District Court for the Eastern District of Texas, Texarkana Division, alleging that the Company is infringing two U.S. patents of MDC (6,179,812 and 7,090,656) that are licensed to BD. BD and MDC seek injunctive relief and unspecified damages.  We counterclaimed for declarations of non-infringement, invalidity and unenforceability of the asserted patents.  No trial date has been set.

In March 2008, MedSafe Technologies LLC (“MedSafe”) sued us and BD in the United States District Court for the District of South Carolina, Greenville Division, alleging infringement of a MedSafe patent (6,074,370) and seeking injunctive relief and unspecified monetary damages.  We counterclaimed for declarations of non-infringement, invalidity and unenforceability of the asserted patents.  The case is set for trial in October 2009.

In April 2008, we and Thomas J. Shaw sued BD in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of another of our recently issued patents (7,351,224), and seeking injunctive relief and unspecified monetary damages (including treble damages).  BD counterclaimed for non-infringement and invalidity of the asserted patents.  We have moved to consolidate this case with the other patent case against BD that is pending in Marshall, and are awaiting decision on the motion.

In April 2008, we sued OMI in the United States District Court for the Eastern District of Texas, Tyler Division, alleging that OMI has infringed two U.S. patents that are not at issue in the Australian litigation (6,572,584 and 7,351,224).  We also allege theft of confidential information, intentional interference with contracts and engaging in false advertising that wrongfully disparages and mischaracterizes our syringe products.  We further allege that OMI made false allegations regarding the source of origin of its safety syringe products being offered in the U.S. We seek injunctive relief and unspecified damages (including treble damages) in the suit.  OMI has counterclaimed against us, seeking declaratory judgments of non-infringement, invalidity and unenforceability of our asserted patents.  OMI is not seeking monetary damages.  No trial date has been set.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Working Capital Restrictions and Limitations on the Payment of Dividends

We maintain cash for use as collateral for letters of credit we provide from time to time to enable, among other things, the purchase of goods and services.  As of June 30, 2008, we had $48,000 held as restricted cash for such purposes.  The Board of Directors has authorized Management to borrow and incur indebtedness in the form of letters of credit in an aggregate amount, at any one time, of $5,000,000.

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

Item 3.        Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

As of the six months ended June 30, 2008, the amount of dividends in arrears is $36,000 and the total arrearage is $72,000.

Series II Class B Convertible Preferred Stock

As of the six months ended June 30, 2008, the amount of dividends in arrears is $110,000 and the total arrearage is $221,000.

Series III Class B Convertible Preferred Stock

As of the six months ended June 30, 2008, the amount of dividends in arrears is $65,000 and the total arrearage is $3,050,000.

Series IV Class B Convertible Preferred Stock

As of the six months ended June 30, 2008, the amount of dividends in arrears is $276,000 and the total arrearage is $6,754,000.

Series V Class B Convertible Preferred Stock

As of the six months ended June 30, 2008, the amount of dividends in arrears is $200,000 and the total arrearage is $3,099,000.

Item 4.      Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.      Other Information.

On July 25, 2008, our Board of Directors adopted the 2008 Stock Option Plan (the “Plan”), a copy of which is incorporated by reference herein as Exhibit No. 10. The Plan will be submitted to our shareholders for approval at our annual meeting on September 26, 2008, which will be held at the Little Elm City Hall located at 100 West Eldorado Parkway, Little Elm 75068.

Also on July 25, 2008, the Board of Directors named Ms. Amy Mack to fill the vacancy on the Compensation and Benefits Committee.

Beginning next year, the Company will provide proxy disclosures to its shareholders utilizing the new notice and access method.  Accordingly, beginning in 2009, shareholders will no longer receive a Proxy Statement and proxy card in the mail.  Instead they will receive a short one page notice with the information allowed by the SEC which will give the shareholders the web address where a copy of the Proxy Statement and related materials may be found.  Upon reaching such address, the shareholder may read or print the documents and may (after submitting their account number) vote their shares.

Item 6.        Exhibits.

Exhibit No.	Description of Document

10	2008 Stock Option Plan*

31.1	Certification of Principal Executive Officer**

31.2	Certification of Principal Financial Officer**

32	Certification Pursuant to 18 U.S.C. Section 1350**

*                 Incorporated by reference to Appendix B of our preliminary Proxy Statement on Schedule 14A filed on August 1, 2008

**          Attached hereto

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	August 8, 2008	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

		BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN
VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER