Form 10-Q
period 2009-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2009-05-15
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,800,064 shares of Common Stock, no par value, issued and outstanding on May 1, 2009.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2009

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2009
	(unaudited)	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$28,652,448	$33,283,740
Accounts receivable, net	1,737,238	3,288,942
Inventories, net	7,765,844	6,641,532
Income taxes receivable	111,360	6,576
Other current assets	816,469	400,113
Total current assets	39,083,359	43,620,903

Property, plant, and equipment, net	16,854,375	14,435,667
Intangible assets, net	467,505	470,115
Other assets	10,500	18,750
Total assets	$56,415,739	$58,545,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,647,331	$6,144,435
Current portion of long-term debt	2,574,656	451,865
Accrued compensation	766,192	650,704
Marketing fees payable	1,419,760	1,419,760
Accrued royalties to shareholders	433,832	620,987
Other accrued liabilities	873,600	852,602
Income taxes payable	103,336	103,744
Total current liabilities	12,818,707	10,244,097

Long-term debt, net of current maturities	5,125,857	6,095,535
Total liabilities	17,944,564	16,339,632

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	144,000	144,000
Series II, Class B	219,700	219,700
Series III, Class B	130,245	130,245
Series IV, Class B	552,500	552,500
Series V, Class B	1,238,821	1,238,821
Common stock, no par value	—	—
Additional paid-in capital	54,125,196	53,952,183
Retained deficit	(17,939,287)	(14,031,646)
Total stockholders’ equity	38,471,175	42,205,803
Total liabilities and stockholders’ equity	$56,415,739	$58,545,435

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Sales, net	$5,258,465	$5,315,155
Cost of sales
Cost of manufactured product	3,595,457	3,596,914
Royalty expense to shareholders	433,832	432,510
Total cost of sales	4,029,289	4,029,424
Gross profit	1,229,176	1,285,731

Operating expenses:
Sales and marketing	1,135,667	1,167,908
Research and development	278,361	265,508
General and administrative	3,856,872	2,928,580
Total operating expenses	5,270,900	4,361,996
Loss from operations	(4,041,724)	(3,076,265)

Interest and other income	28,737	253,669
Interest expense, net	—	(40,999)
Net loss before income taxes	(4,012,987)	(2,863,595)
Provision (benefit) for income taxes	(105,346)	—
Net loss	(3,907,641)	(2,863,595)
Preferred stock dividend requirements	(342,717)	(344,868)
Loss applicable to common shareholders	$(4,250,358)	$(3,208,463)

Loss per share	$(0.18)	$(0.13)

Weighted average common shares outstanding	23,800,064	23,778,072

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cash flows from operating activities
Net loss	$(3,907,641)	$(2,863,595)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	342,640	350,735
Capitalized interest	(52,810)	(46,741)
Share-based compensation	173,014	—
Accreted interest	11,878	14,599
(Increase) decrease in assets:
Inventories	(1,124,312)	350,472
Accounts receivable	1,551,704	(109,343)
Income taxes receivable	(104,784)	1,957,021
Other current assets	(416,356)	(98,282)
Increase (decrease) in liabilities:
Accounts payable	502,896	(727,862)
Other accrued liabilities	(50,669)	91,425
Income taxes payable	(408)	8,604
Net cash used by operating activities	(3,074,848)	(1,072,967)

Cash flows from investing activities
Purchase of property, plant, and equipment	(1,432,774)	(110,603)
Net cash used by investing activities	(1,432,774)	(110,603)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(123,670)	(114,264)
Net cash used by financing activities	(123,670)	(114,264)

Net decrease in cash	(4,631,292)	(1,297,834)

Cash and cash equivalents at:
Beginning of period	33,283,740	40,507,431
End of period	$28,652,448	$39,209,597

Supplemental disclosures of cash flow information:
Interest paid	$40,932	$73,142
Income taxes paid	$15,883	$—

Supplemental schedule of noncash financing activities:
Debt assumed to construct warehouse	$1,264,906	$—

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

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of Management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.  The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements incorporated into its Form 10-K filed on March 31, 2009 for the year ended December 31, 2008.  Certain prior year amounts have been reclassified to conform with the current period’s presentation.

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

Financial instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosure requirements about fair value measurements.  In accordance with Financial Accounting Standards Board (“FASB”) Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), the Company deferred the adoption of SFAS 157 for its nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, until January 1, 2009.  The adoption of SFAS 157 did not have a material impact on the Company’s fair value measurements.

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

Concentration risks

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  Cash balances, some of which exceed federally insured limits, are maintained in financial institutions; however, Management believes the institutions are of high credit quality.  The majority of accounts receivable are due from companies which are well-established entities.  As a consequence, Management considers any exposure from concentrations of credit risks to be limited.  The Company had a high concentration of sales with two significant customers, accounting for $1.5 million, or 28.6% of net sales in the first quarter of 2009.

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 72.1% of its finished products in the first quarter through Double Dove, a Chinese manufacturer.  In the event that the Company becomes unable to purchase such product from Double Dove, the Company would need to find an alternate supplier for its 0.5cc insulin syringe, its 5cc and 10cc syringes and its autodisable syringe and increase domestic production for 1cc and 3cc syringes to avoid a disruption in supply.

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

Earnings per share

The Company has adopted SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share.  Basic earnings per share is computed by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  The Company’s potentially dilutive Common Stock equivalents, consisting of options, convertible debt and convertible Preferred Stock, are all antidilutive for the three months ended March 31, 2009 and 2008.  Accordingly basic loss per share is equal to diluted earnings per share.

Shipping and handling costs

The Company classifies shipping and handling costs as part of Cost of sales in the Condensed Statements of Operations.

Research and development costs

Research and development costs are expensed as incurred.

Share-based compensation

The Company’s share-based payments are accounted for in accordance with the provisions of SFAS No. 123 (Revised 2004) (“SFAS 123 R”), Share-Based Payment, using the fair value method.  The Company records share-based compensation expense on a straight-line basis over the requisite service period.  In accordance with the disclosure requirements of SFAS 123 R, the Company incurred the following share-based compensation costs:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cost of sales	$39,082	$—
Sales and marketing	48,389	—
Research and development	6,317	—
General and administrative	79,226	—
	$173,014	$—

Recent Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP.  FSP FAS 142-3 was effective for the Company beginning January 1, 2009.  The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

3.              INVENTORIES

Inventories consist of the following:

	March 31, 2009	December 31, 2008
Raw materials	$2,532,699	$1,885,157
Finished goods	5,438,745	4,961,975
	7,971,444	6,847,132
Inventory reserve	(205,600)	(205,600)
	$7,765,844	$6,641,532

4.              INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was 2.6% and 0.0% for the three months ended March 31, 2009 and March 31, 2008, respectively.  During the quarter ended March 31, 2009, the Company recorded a state tax receivable of approximately $100,000 attributable to amended returns.

5.              COMMITMENTS AND CONTINGENCIES

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

In April 2008, the Company sued Occupational and Medical Innovations Limited (“OMI”), an Australian company, in the United States District Court for the Eastern District of Texas, Tyler Division, alleging that OMI has infringed two U.S. patents (6,572,584 and 7,351,224).  The Company also alleges theft of confidential information, intentional interference with contracts and engaging in false advertising that wrongfully disparages and mischaracterizes the Company’s syringe products.  The Company further alleges that OMI made false allegations regarding the source of origin of its safety syringe products being offered in the U.S.  The Company seeks injunctive relief, unspecified damages (including treble damages) and reimbursement of attorneys fees in the suit.  OMI has counterclaimed against the Company, seeking declaratory judgments of non-infringement and invalidity of the asserted patents.  OMI is not seeking monetary damages.  Trial is set for December 2009 and discovery is ongoing.

In June 2007, the Company sued Becton Dickinson and Company (“BD”) in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of three patents (5,578,011; 5,632,733; and 6,090,077) and violations by BD of the federal and state antitrust laws, and of the Lanham Act.  The Company subsequently dropped the 5,578,011 patent allegations from the lawsuit.  The Company and an officer, a co-plaintiff, are seeking injunctive relief, unspecified monetary damages and reimbursement of attorneys fees in the suit.  BD counterclaimed for non-infringement and invalidity of the asserted patents.  In January 2008, the Court severed the patent claims from the other claims pending resolution of the patent dispute, which is set for trial in October 2009.  In April 2008, the Company and that same officer sued BD in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of another issued patent (7,351,224), and seeking injunctive relief, unspecified monetary damages (including treble damages) and reimbursement of attorneys fees.  BD counterclaimed for non-infringement and invalidity of the asserted patent.  The Company and officer moved to consolidate this case with the other patent case against BD that was pending in Marshall and the Court granted the Company’s motion, consolidating this case with the above-stated case filed in June 2007.  The Court issued its claim construction order in this matter on January 4, 2009.

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

In September 2008, the Company and an officer sued Safety Medical International (“SMI”) in the United States District Court for the Eastern District of Texas, Tyler Division, alleging infringement of U.S. patent nos. 6,572,584 and 7,351,224 and seeking injunctive relief, unspecified monetary damages and reimbursement of attorneys fees.  SMI has counterclaimed against the Company, seeking declaratory judgments of non-infringement and invalidity of the asserted patents.  SMI is not seeking monetary damages.  Trial is set for December 2010.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, our ability to maintain liquidity, our maintenance of patent protection, the impact of current litigation (as it affects our costs as well as market access and the viability of our patents), our ability to maintain favorable supplier arrangements and relationships, our ability to receive royalties from Baiyin Tonsun Medical Device Co., Ltd. (“BTMD”), the impact of dramatic increases in demand, our ability to quickly increase capacity in the event of a dramatic increase in demand, our ability to access the market, our ability to maintain or lower production costs, our ability to continue to finance research and development as well as operations and expansion of production, the increased interest of larger market players, specifically Becton Dickinson & Company (“BD”), in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors in Part II.  Given these uncertainties, undue reliance should not be placed on forward-looking statements.

OVERVIEW

We have been manufacturing and marketing our products into the marketplace since 1997.  We currently provide other safety medical products in addition to safety syringe products.  One such product, the Patient Safe™

syringe, which reduces the risk of infection resulting from IV line contamination, entered the market in 2008.  Safety syringes comprised 98.7% of our sales in the first three months of 2009.

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

In the event we continue to have only limited market access, the cash provided by the litigation settlements and generated from operations becomes insufficient, and royalties from BTMD are not forthcoming, we would take cost cutting measures to reduce cash requirements.  Such measures could result in the reduction of units being produced, the reduction of workforce, reduction of salaries of officers and other nonhourly employees, and the deferral of royalty payments.

We are focusing on methods of upgrading our manufacturing capability and efficiency in order to reduce costs.  We believe our current capitalization provides the resources necessary to implement some of these changes and improve our manufacturing capacity and efficiency, thereby reducing our unit cost.

Product purchases from Double Dove, a Chinese manufacturer, have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufactured cost.  Double Dove manufactured, in the first three months of 2009, approximately 72.1% of the units we produced.  The cost of production per unit has generally declined as volumes increased.  Double Dove increased the prices in the fourth quarter of 2008 to us by $0.005 per unit.  Product cost reductions could be adversely affected by increased material and transportation costs.  We believe we could make up any long-term disruption in these supplies by utilizing more of the capacity at the Little Elm facility, except for the 0.5cc insulin syringe, the 5cc and 10cc syringes and the autodisable syringe which altogether comprised about 4.5% of our first quarter 2009 revenues.

We had a Licensing Agreement with BTMD which expired on May 13, 2008.  Royalties that were expected were not received due to the time needed to build the factory, assembly equipment, and the related infrastructure as well as the need of BTMD to meet the requisite Chinese government requirements.  The facility has been completed and BTMD is in the process of meeting Chinese government requirements.  We still continue to expect royalty payments although we are unable to predict the date we will begin to receive such royalties.  We should begin earning royalties once we have an effective agreement, Chinese government requirements are met, and BTMD is able to produce and sell products.

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.

With increased volumes, our manufacturing unit costs have generally tended to decline.  Factors that could affect our unit costs, in addition to Double Dove’s increase in unit costs of $0.005, include changing  production volumes, costs of petroleum products, and transportation costs.  Increases in such costs may not be recoverable through price increases of our products.

We have completed the expansion of an existing warehouse.  This expansion increases our warehouse area, provides for additional office space, and adds a second Controlled Environment.  This will enable us to do more molding in-house.

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

In 2008, we received a construction line of credit for up to $4,210,000 to fund an expansion of our warehouse.  We anticipate replacing this loan with a new permanent financing arrangement during the second quarter of 2009.

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

Beginning in early 2004, we began to receive shipment of product from Double Dove which enabled us to lower our unit costs.  Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable supplier arrangements and relationships could result in the need to manufacture all (as opposed to 27.9%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

The mix of domestic and international sales affects the average sales price of our products.  Generally, the higher the ratio of domestic sales to international sales, the higher the average sales price will be.  Typically international sales are shipped directly from China to the customer.  Purchases of product manufactured in China, if available, usually decrease the average cost of manufacture for all units as domestic costs, such as indirect labor and overhead, remain relatively constant.  Double Dove increased their prices to us by $0.005 per unit in the fourth quarter of 2008.  The number of units produced by the Company versus manufactured in China can have a significant effect on the carrying costs of inventory as well as Cost of sales.  We will continue to evaluate the appropriate mix of products manufactured domestically and those manufactured in China to achieve economic benefits as well as to maintain our domestic manufacturing capability.  Currently, approximately 27.9% of our products are produced domestically.

Fluctuations in the cost of oil (since our products are petroleum based),  transportation costs, and the volume of units purchased from Double Dove may have an impact on the unit costs of our products.  Increases in such costs may not be recoverable through price increases of our products.  Reductions in oil prices may not quickly affect petroleum product prices.

Seasonality

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.

Licensing Agreement

We had a Licensing Agreement with BTMD which expired on May 13, 2008.  Royalties that were expected were not received due to the time needed to build the factory, assembly equipment, and the related infrastructure as well as the need of BTMD to meet the requisite Chinese government requirements.  The facility has been completed and BTMD is in the process of meeting Chinese government requirements.  We still continue to expect royalty payments, although we are unable to predict the date we will begin to receive such royalties.  We should begin earning royalties once we have an effective agreement, Chinese government requirements are met, and BTMD is able to produce and sell products.

Cash Requirements

Due to funds received from prior litigation settlements, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing as the primary ongoing sources of cash.  Litigation costs continue to be a significant expense.  In the event we continue to have only limited market access and cash generated from operations becomes insufficient to support operations, we would take cost cutting measures to reduce cash requirements.  Such measures could result in the reduction of units being produced, the reduction of workforce, the reduction of salaries of officers and other nonhourly employees, and the deferral of royalty payments.

External Sources of Liquidity

We have obtained several loans since our inception, which have, together with the proceeds from the sales of equities and litigation efforts, enabled us to pursue development and production of our products.  Given the current economic conditions, our ability to obtain additional funds through loans is limited.  Furthermore, the shareholders previously authorized an additional 5,000,000 shares of a Class C Preferred Stock that could, if necessary, be designated and used to raise funds through the sale of equity.  Due to the current market price of our Common Stock, it is unlikely we would choose to raise funds by the sale of equity.

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

Material Commitments for Expenditures

We have completed expansion of our warehouse (including additional warehouse space, additional office space, and a new Controlled Environment).  We funded most of this expansion with a loan from Lewisville State Bank, a division of 1st International Bank, for approximately $4.2 million, secured by a second lien deed on the land and existing buildings. We expect draws under the construction line of credit, which totaled $4,210,000, will be replaced by permanent financing in the second quarter of 2009.

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements.  Variances have been rounded for ease of reading.  All period references are to the periods ended March 31, 2009, or 2008.

Comparison of Three Months Ended

March 31, 2009, and March 31, 2008

Domestic sales accounted for 78.8% and 86.4% of the revenues for the three months ended March 31, 2009 and 2008, respectively.  International sales accounted for the remaining revenues.  Domestic revenues decreased 9.7% principally due to lower volumes somewhat mitigated by higher average sales prices and international revenues increased 54.0% due primarily to increased volumes and higher average sales prices.  Overall, unit sales decreased 1.5%.  Domestic unit sales decreased 10.8% and international unit sales increased 25.4%.  Domestic unit sales were 67.4% of total unit sales for the three months ended March 31, 2009.

Gross profit decreased primarily due to decreased volumes mitigated by slightly higher unit costs.  The average cost of manufactured product sold per unit increased by 1.5%.  Profit margins can fluctuate depending upon, among other things, the cost of product manufactured and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense was flat.

Operating expenses increased 20.8%.  The decrease in expense for Sales and marketing was attributable primarily to lower compensation costs, travel and entertainment, fees and office expense.  The decrease was mitigated by stock option expense related to the exchange offer in the fourth quarter of last year.  Research and development costs were flat.  Higher supply costs were offset by lower validation and engineering samples.  General and administrative costs increased due primarily to litigation costs.  Stock option expense also increased due to the exchange offer last year.

Loss from operations increased due principally to litigation costs.

Interest expense declined due to lower interest rates and lower cash balances.  Interest expense for the first quarter of 2009 was zero because capitalized interest was equal to interest expense.

The Company’s effective tax rate on the net loss before income taxes was 2.6% and 0.0% for the three months ended March 31, 2009 and March 31, 2008, respectively.

The Company’s balance sheet remains strong with cash making up 50.8% of total assets.  Working capital was $26.3 million at March 31, 2009, a decrease of $7.1 million from December 31, 2008.  The current ratio was 4.3 at December 31, 2008 and 3.0 at March 31, 2009.  The quick ratio was 3.6 at December 31, 2008 and 2.4 at March 31, 2009.  One reason for the decline in the current ratio as well as the quick ratio was the inclusion of our $2.2 million building and real estate loan maturing in March of 2010.  We expect to refinance this loan.  These indicators continue to demonstrate a strong financial position.

Accounts receivable declined from the end of the year due to lower receivable balances of two major customers.  Sales to these two customers were lower than the sales in the previous quarter.

Raw materials inventory increased $648,000 in order to provide an adequate supply of piece parts which are currently manufactured by an outside party.  We expect to be moving the manufacturing of those piece parts to Little Elm as a cost saving measure.  Finished goods inventory increased $477,000.  We increased inventory levels to ensure that we had enough material for production and finished goods while equipment is being installed and validated in our Little Elm facility.

Approximately $3.1 million in cash flow was used by operating activities.  The remaining uses of cash were for the acquisition of plant, property and equipment and intangible assets, and the repayment of long-term debt.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

No update

Item 4.        Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the first quarter of 2009 or subsequent to March 31, 2009 in our internal control over financial reporting or in any other factor that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.        Legal Proceedings.

A summary of all litigation matters was included in our Form 10-K filed on March 31, 2009.  There are no material updates at this time.

Item 1A.     Risk Factors.

There were no material changes in the Risk Factors applicable to the Company as set forth in our Form 10-K annual report for 2008 which was filed on March 31, 2009, and which is available on EDGAR.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 13, 2009	200,000(1)	$1.00	0	N/A

(1)           These shares were purchased by an affiliated purchaser in a private transaction, not through a publicly announced plan or program.

Working Capital Restrictions and Limitations on the Payment of Dividends

We maintain cash for use as collateral for letters of credit we provide from time to time to enable, among other things, the purchase of product from China.  As of March 31, 2009, we had no funds held as restricted cash for such purposes.  The Board of Directors has authorized Management to borrow and incur indebtedness in the form of letters of credit in an aggregate amount, at any one time, of $5,000,000.

The certificates of designation for each of the outstanding series of Class B Convertible Preferred Stock each currently provide that, if a dividend upon any shares of Preferred Stock is in arrears, no dividends may be paid or declared or any other distribution made upon any stock ranking junior to such stock and generally no such junior stock may be redeemed.

Item 3.        Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

As of the three months ended March 31, 2009, the amount of dividends in arrears is $18,000 and the total arrearage is $126,000.

Series II Class B Convertible Preferred Stock

As of the three months ended March 31, 2009, the amount of dividends in arrears is $55,000 and the total arrearage is $386,000.

Series III Class B Convertible Preferred Stock

As of the three months ended March 31, 2009, the amount of dividends in arrears is $33,000 and the total arrearage is $3,149,000.

Series IV Class B Convertible Preferred Stock

As of the three months ended March 31, 2009, the amount of dividends in arrears is $138,000 and the total arrearage is $7,169,000.

Series V Class B Convertible Preferred Stock

As of the three months ended March 31, 2009, the amount of dividends in arrears is $99,000 and the total arrearage is $3,396,000.

Item 4.        Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.        Other Information.

The 2009 annual meeting shall be held on September 25, 2009, at 10:00 a.m. at Little Elm City Hall; 100 West Eldorado Parkway; Little Elm, Texas, 75068.

Item 6.        Exhibits.

Exhibit No.	Description of Document

3(i)	Third Amended and Restated Articles of Incorporation of RTI filed on November 1, 2004* as amended by that Statement of Change of Registered Office/Agent**

3(ii)	Third Amended and Restated Bylaws of RTI***

31.1	Certification of Principal Executive Officer ** **

31.2	Certification of Principal Financial Officer ** **

32	Certification Pursuant to 18 U.S.C. Section 1350 ** **

*	Incorporated herein by reference to RTI’s Form 10-Q filed on November 14, 2005

**	Incorporated herein by reference to RTI’s Form 10-K filed on March 31, 2008

***	Incorporated herein by reference to RTI’s Form 10-Q filed on November 14, 2008

** **	Attached hereto

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2009	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	BY:	s/Douglas W. Cowan
DOUGLAS W. COWAN VICE PRESIDENT AND CHIEF FINANCIAL OFFICER