Form 10-K/A
period 2009-12-31
RETRACTABLE TECHNOLOGIES INC
filed 2010-04-07
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

None except exhibits.

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the U.S. Securities and Exchange Commission on March 31, 2010 (the “Original Filing”). The primary purposes of this Amendment No. 1 are to insert the following: (i) information with regard to the impact of certain nonrecurring charges on our Net earnings (see Item 7 of Part II of this Form 10-K/A); and (ii) additional information with regard to an impairment charge of $2,594,602 recognized in the fourth quarter of 2009 (see Items 7 and 8 of Part II of this Form 10-K/A). No other material changes have been made. The complete text of Items 7 and 8 of Part II are set forth herein.  Certain exhibits and signatures are also provided.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-K/A

Amendment No. 1

For the Fiscal Year Ended December 31, 2009

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, our ability to maintain liquidity, our maintenance of patent protection, the impact of current litigation (as it affects our costs as well as market access), our ability to maintain favorable supplier arrangements and relationships, our ability to receive royalties from BTMD, our ability to quickly increase capacity in response to an increase in demand, our ability to access the market, our ability to maintain or lower production costs, our ability to continue to finance research and development as well as operations and expansion of production, the increased interest of larger market players, specifically BD, in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors of the Form 10-K.  Given these uncertainties, undue reliance should not be placed on forward-looking statements.

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

We sued OMI in April 2008 and separately sued BD in June 2007 for claims of patent infringement (see Item 3. Legal Proceedings of the Form 10-K), and in December 2009 and November 2009, respectively, such companies were found to infringe our patents.  These judgments could increase demand for our product.  However, there is no assurance when or if such increase will occur.

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

We recorded a $200,000 charge in the second quarter of 2009 for severance pay offered to the terminated employees.  All severance payments were paid in the third quarter of 2009. We incurred a noncash expense of $2.1 million related to the issuance of stock options. The remaining stock option expense will be fully amortized by the end of the second quarter of 2010.  We wrote off approximately $2.6 million of catheter production equipment.

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

In the fourth quarter of 2009, we recognized an impairment charge of $2,594,602 associated with catheter production equipment.  See Note 2, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Long-lived assets for a further discussion.

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

There are several charges to our Statement of Operations in 2009 that are nonrecurring or are not typical of a manufacturing company.  These charges include litigation costs, stock option expense (a noncash charge which will be fully amortized at the end of the second quarter of 2010), and an impairment of assets.  Additionally we recognized an income tax benefit attributable to recent tax legislation which allows us to carry back our net operating losses to a prior period.  Were it not for the charges and the tax benefit described above, our Net earnings applicable to common shareholders for the year would have been slightly above breakeven.  The removal of the same items, applicable to the fourth quarter of 2009, would have provided a Net earnings applicable to common shareholders exceeding $4.0 million.  There would be no federal income tax impact since we have net operating loss carryforwards which would eliminate our tax obligation.  Based on the current status of legal matters, our litigation costs should decline sometime prior to the end of the second quarter of 2010.

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

/s/ CF & Co., L.L.P.
CF & Co., L.L.P.
Dallas, Texas
March 31, 2010, except for Note 2, (SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Long-lived assets) as to which the date is April 7, 2010

RETRACTABLE TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$18,126,084	$33,283,740
Accounts receivable, net of allowance for doubtful accounts of $681,966 and $499,966, respectively	9,948,210	3,288,942
Inventories, net	6,907,369	6,641,532
Income taxes receivable	3,655,637	—
Other current assets	624,393	400,113
Total current assets	39,261,693	43,614,327

Property, plant, and equipment, net	14,234,181	14,435,667
Intangible assets, net	426,675	470,115
Other assets	18,750	18,750
Total assets	$53,941,299	$58,538,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,997,310	$6,144,435
Current portion of long-term debt	2,628,652	451,865
Accrued compensation	561,484	650,704
Marketing fees payable	1,419,760	1,419,760
Accrued royalties to shareholders	843,327	620,987
Other accrued liabilities	745,460	949,770
Total current liabilities	13,195,993	10,237,521

Long-term debt, net of current maturities	4,824,833	6,095,535
Total liabilities	18,020,826	16,333,056

Stockholders’ equity:
Preferred Stock $1 par value:
Class B; authorized: 5,000,000 shares
Series I, Class B; issued: 1,000,000 shares; outstanding: 144,000 and 144,000 shares, respectively (liquidation preference of $900,000 and $900,000 respectively)	144,000	144,000
Series II, Class B; issued: 1,000,000 shares; outstanding: 219,700 and 219,700, respectively (liquidation preference of $2,746,250 and $2,746,250, respectively)	219,700	219,700
Series III, Class B; issued: 1,160,445 shares; outstanding: 130,245 and 130,245 shares, respectively (liquidation preference of $1,628,063 and $1,628,063, respectively)	130,245	130,245
Series IV, Class B; issued: 1,133,800 shares; outstanding: 552,500 and 552,500 shares (liquidation preference of $6,077,500 and $6,077,500, respectively)	552,500	552,500
Series V, Class B; issued: 2,416,221 shares; outstanding: 1,238,821 and 1,238,821 shares, respectively (liquidation preference of $5,450,812 and $5,450,812, respectively)	1,238,821	1,238,821
Common Stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 23,825,149 and 23,800,064 shares, respectively	—	—
Additional paid-in capital	57,089,153	53,952,183
Retained deficit	(23,453,946)	(14,031,646)
Total stockholders’ equity	35,920,473	42,205,803
Total liabilities and stockholders’ equity	$53,941,299	$58,538,859

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

During the fourth quarter of 2009, the Company recognized an impairment charge of $2,594,602 associated with its catheter production equipment.  The Company has determined it is more cost effective to outsource the majority of this production through overseas manufacturers, and thus the Company’s catheter production equipment will be utilized less.  Minimal cash flows are expected to be generated by this equipment.  Accordingly, the Company has reduced the carrying value of the catheter production equipment to an estimated fair value of zero.  The Company’s management estimated the fair value of the equipment based on guidance established by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification.  In this instance, the Company’s management determined the impairment charge by utilizing observable market data, a Level 2 input under the FASB Accounting Standards Codification.  A Level 1 input would require quoted prices, which were not available in this matter.

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

In order to facilitate the transition to the FASB ASC, the Company has elected to show all references to FASB ASC within this report on Form 10-K/A along with a parenthetical reference to the previous accounting standard.

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

	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$5,414,579	$5,285,164
Accrued expenses and reserves	1,045,120	1,240,050
Employee stock option expense	422,476	31,669
Inventory	242,807	435,578
Non-employee stock option expense	183,570	198,425
Charitable contribution carryforwards	26,164	21,118
Deferred tax assets	7,334,716	7,212,004
Deferred tax liabilities
Property and equipment	(687,512)	(1,178,618)
Deferred tax liabilities	(687,512)	(1,178,618)
Net deferred assets	6,647,204	6,033,386
Valuation allowance	(6,647,204)	(6,033,386)
Net deferred tax liabilities	$—	$—

A reconciliation of income taxes based on the federal statutory rate and the provision (benefit) for income taxes is summarized as follows:

	December 31,
	2009	2008	2007
Income tax (benefit) at the federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State tax (benefit), net of federal (benefit)	(2.9)	(2.9)	(2.9)
Increase (decrease) in valuation allowance	4.6	32.1	27.2
Permanent differences	3.0	0.4	1.0
Cancellation of options under Exchange Offer	—	5.4	—
State tax refund and accruals	(0.8)	—	(12.0)
Return to accrual adjustments	0.5	—	3.2
Other	1.6	—	1.2
Effective tax (benefit) rate	(29.0)%	—%	(17.3)%

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this report:

23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

By:	/s/ Thomas J. Shaw
THOMAS J. SHAW
CHAIRMAN, PRESIDENT, AND
CHIEF EXECUTIVE OFFICER

Date:	April 7, 2010