Form 10-Q
period 2010-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2010-05-17
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,825,149 shares of Common Stock, no par value, issued and outstanding on May 3, 2010.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2010

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2010
	(unaudited)	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$19,316,342	$18,126,084
Accounts receivable, net	5,166,351	9,948,210
Inventories, net	8,501,939	6,907,369
Income taxes receivable	3,655,637	3,655,637
Other current assets	742,083	624,393
Total current assets	37,382,352	39,261,693

Property, plant, and equipment, net	13,689,483	14,234,181
Intangible assets and other assets, net	434,565	445,425
Total assets	$51,506,400	$53,941,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,086,735	$6,997,310
Current portion of long-term debt	2,616,076	2,628,652
Accrued compensation	702,240	561,484
Marketing fees payable	1,419,760	1,419,760
Accrued royalties to shareholders	605,241	843,327
Other accrued liabilities	1,059,357	745,460
Total current liabilities	12,489,409	13,195,993

Long-term debt, net of current maturities	4,694,720	4,824,833
Total liabilities	17,184,129	18,020,826

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	144,000	144,000
Series II, Class B	219,700	219,700
Series III, Class B	130,245	130,245
Series IV, Class B	552,500	552,500
Series V, Class B	1,238,821	1,238,821
Common stock, no par value	—	—
Additional paid-in capital	57,762,447	57,089,153
Retained deficit	(25,725,442)	(23,453,946)
Total stockholders’ equity	34,322,271	35,920,473
Total liabilities and stockholders’ equity	$51,506,400	$53,941,299

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Sales, net	$8,465,617	$5,258,465
Cost of sales
Cost of manufactured product	4,409,571	3,595,457
Royalty expense to shareholders	605,242	433,832
Total cost of sales	5,014,813	4,029,289
Gross profit	3,450,804	1,229,176

Operating expenses:
Sales and marketing	850,016	1,135,667
Research and development	345,247	278,361
General and administrative	4,439,240	3,856,872
Total operating expenses	5,634,503	5,270,900
Loss from operations	(2,183,699)	(4,041,724)

Interest and other income	5,680	28,737
Interest expense, net	(90,852)	—
Net loss before income taxes	(2,268,871)	(4,012,987)
Provision (benefit) for income taxes	2,625	(105,346)
Net loss	(2,271,496)	(3,907,641)
Preferred stock dividend requirements	(342,717)	(342,717)
Loss applicable to common shareholders	$(2,614,213)	$(4,250,358)

Loss per share (basic and diluted)	$(0.11)	$(0.18)

Weighted average common shares outstanding	23,825,149	23,800,064

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Cash flows from operating activities
Net loss	$(2,271,496)	$(3,907,641)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	429,365	342,640
Share-based compensation	673,293	173,014
Accreted interest	8,917	11,878
Impairment of assets	163,039	—
(Increase) decrease in assets:
Inventories	(1,594,570)	(1,124,312)
Accounts receivable	4,781,859	1,551,704
Income taxes receivable	—	(104,784)
Other current assets	(117,690)	(416,356)
Increase (decrease) in liabilities:
Accounts payable	(910,575)	502,896
Other accrued liabilities	216,567	(50,669)
Income taxes payable	—	(408)
Net cash provided by (used by) operating activities	1,378,709	(3,022,038)

Cash flows from investing activities
Purchase of property, plant, and equipment	(36,842)	(1,485,584)
Net cash used by investing activities	(36,842)	(1,485,584)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(151,609)	(123,670)
Net cash used by financing activities	(151,609)	(123,670)

Net increase (decrease) in cash	1,190,258	(4,631,292)

Cash and cash equivalents at:
Beginning of period	18,126,084	33,283,740
End of period	$19,316,342	$28,652,448

Supplemental disclosures of cash flow information:
Interest paid	$100,429	$40,932
Income taxes paid	$12,278	$15,883

Supplemental schedule of noncash investing and financing activities:
Debt assumed to construct warehouse	$—	$1,264,906

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

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of Management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.  The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements incorporated into its Form 10-K filed on March 31, 2010 for the year ended December 31, 2009 and Form 10-K/A filed on April 7, 2010 for the same period.  Certain prior year amounts have been reclassified to conform with the current period’s presentation.

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

During the first quarter of 2010, the Company recognized an impairment charge of $163,039 on equipment designed in connection with research and development activities. The Company will outsource the majority of this production through overseas manufacturers. Minimal cash flows, if any, are expected to be generated by this equipment. Accordingly, the Company has reduced the carrying value of this equipment to an estimated fair value of zero. The Company’s management estimated the fair value of the equipment based on guidance established by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification. In this instance, the Company’s management determined the impairment charge by utilizing observable market data, a Level 2 input under the FASB Accounting Standards Codification. A Level 1 input would require quoted prices, which were not available in this matter.

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

Concentration risks

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  Cash balances, some of which exceed federally insured limits, are maintained in financial institutions; however, Management believes the institutions are of high credit quality.  The majority of accounts receivable are due from companies which are well-established entities.  As a consequence, Management considers any exposure from concentrations of credit risks to be limited.  The Company had a high concentration of sales with two significant customers accounting for approximately $2.8 million, or 32.6% of net sales in the first quarter of 2010.

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 65.3% of its finished products in the first three months of 2010 from Double Dove, a Chinese manufacturer.  In the event that the Company becomes unable to purchase such product from Double Dove, the Company would need to find an alternate supplier for its 0.5mL insulin syringe, its 5mL and 10mL syringes and its autodisable syringe and increase domestic production for 1mL and 3mL syringes to avoid a disruption in supply.

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

The Company’s return policy also provides that a customer may return product that is overstocked.  Overstocking returns are limited to two times in each 12-month period up to 1% of distributor’s total purchase of products for the prior 12-month period.  All product overstocks and returns are subject to inspection and acceptance by the Company.

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

Earnings per share

The Company computes basic earnings per share by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  The Company’s potentially dilutive Common Stock equivalents, consisting of options, convertible debt and convertible Preferred Stock, are all antidilutive for the three months ended March 31, 2010 and 2009.  Accordingly basic loss per share is equal to diluted earnings per share.

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

Share-based compensation

The Company’s share-based payments are accounted for using the fair value method.  The Company records share-based compensation expense on a straight-line basis over the requisite service period.  The Company incurred the following share-based compensation costs:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Cost of sales	$91,446	$39,082
Sales and marketing	42,315	48,389
Research and development	14,129	6,317
General and administrative	525,403	79,226
	$673,293	$173,014

3.      INVENTORIES

Inventories consist of the following:

	March 31, 2010	December 31, 2009
Raw materials	$2,226,026	$2,424,818
Finished goods	6,481,513	4,688,151
	8,707,539	7,112,969
Inventory reserve	(205,600)	(205,600)
	$8,501,939	$6,907,369

4.      INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was 0.1% and 2.6% (benefit) for the three months ended March 31, 2010 and March 31, 2009, respectively.

5.      COMMITMENTS AND CONTINGENCIES

On August 12, 2005, the Company filed a lawsuit against Abbott in the U.S. District Court in the Eastern District of Texas, Texarkana Division.  The Company is alleging fraud and breach of contract in connection with the National Marketing and Distribution Agreement dated as of May 4, 2000, which was terminated on October 15, 2003.  It is seeking damages which it estimates to be in millions of dollars of lost profits, out of pocket expenses, and other damages.  In addition, it is seeking punitive damages, pre- and post-judgment interest, and attorneys’ fees.  Following Abbott’s unsuccessful attempt to get the case dismissed and ordered to arbitration, Abbott filed an answer and counterclaim on July 15, 2008, alleging several breaches of contract, breach of implied warranty of merchantability, and breach of express warranty, seeking in excess of $6,000,000 in compensatory damages as well as seeking attorneys’ fees.  The Company denies the validity of Abbott’s counterclaims.  Discovery has already taken place and is substantially completed.  Trial is currently set for July 2010.

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

6.      SUBSEQUENT EVENTS

On April 23, 2010, the Company paid $2,122,445 to Lewisville State Bank, a division of 1st International Bank (“1st International”), to pay off a loan in the original principal amount of $2,500,000 which matured in late March 2010.  The Company may seek other financing to replace this loan.

On May 11, 2010, the Company declared a dividend to holders of Series I Class B and Series II Class B Convertible Preferred Stock in the amount of $216,000 and $660,555, respectively.  Dividends cover amounts in arrears from June 30, 2007 through date of conversion or June 30, 2010, whichever is applicable.  The dividends will be paid on July 15, 2010.

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products into the marketplace since 1997.  We currently provide other safety medical products in addition to safety syringe products.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.  Patient Safe®’s unique luer guard reduces the risk of luer tip contact contamination and the risk of contamination of intravenous fluid.  Safety syringes comprised 99.0% of our sales in the first three months of 2010.

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.  The H1N1 virus (“Swine Flu”) may have a longer worldwide immunization duration than the seasonal flu.  In the third quarter of 2009, we were awarded a contract by the Department of Health and Human Services (“DHHS”) to supply a portion of the safety engineered syringes to be used in the U.S. efforts to vaccinate the U.S. population against the Swine Flu.  The impact on us was material.  Sales to the DHHS comprised 24.4% of our revenues for the twelve months ended December 31, 2009.  This program, which was estimated to run from August 2009 through March 2010, ended in December 2009.  We do not know if there will be a similar program in 2010.  We recorded sales to DHHS in 2010 (7.1% of Sales, net for the first quarter) that were attributable to orders placed in 2009.

Our products have been and continue to be distributed nationally through numerous distributors.  However, we have been blocked from access to the market by exclusive marketing practices engaged in by BD, which dominates the market.  We believe that its monopolistic business practices continue despite its paying $100 million in 2004 to settle a prior lawsuit with us for anticompetitive practices, business disparagement, and tortious interference.  Additionally, a jury returned a verdict in November 2009 finding that all three patents asserted by us against BD are valid and infringed by BD (with regard to its Integra™ product).  Although we have made limited progress in some areas, such as the alternate care and international markets, our volumes are not as high as they should be given the nature and quality of our products and the federal and state legislation requiring the use of safe needle devices.

We continue to pursue various strategies to have better access to the hospital market, as well as other markets, including attempting to gain access to the market through our sales efforts, our innovative technology, introduction of new products, and, when necessary, litigation.  We are also marketing more products internationally.

We sued Occupational and Medical Innovations Limited (“OMI”) in April 2008 and separately sued BD in June 2007 for claims of patent infringement (see Item 3. Legal Proceedings of the Form 10-K), and in December 2009 and November 2009, respectively, such companies were found to infringe our patents.  These verdicts could increase demand for our product.  However, there is no assurance when or if such increase will occur.

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

At the end of the second quarter of 2009, we announced that in the interest of the long-term survival of the Company we would reorganize some of the Company’s functions and implement staff reductions, all in order to minimize our cash expenditures and conserve our resources.  Our workforce was reduced by 16% on July 1, 2009.  However, due to the expected increase in production from sales to DHHS, we increased the workforce at the Little Elm facility beginning in the latter part of the third quarter of 2009.  The effect of Mr. Shaw’s waiver of $1,000,000 in royalties was fully realized in 2009.  Salaries for all personnel above a certain salary level were cut by 10% in 2009 (subject to contract rights).  As a result of the cost cutting measures, compensation costs included in Operating expenses were reduced by $270,000 and 401(k) matching expense declined $26,000.  Other costs related to the reduction in force declined $71,000 for consulting, $57,000 for travel and entertainment, and $48,000 for marketing expense.  We have begun additional molding in Little Elm.  These measures will remain in place as long as Management deems them necessary.

We are focusing on methods of upgrading our manufacturing capability and efficiency in order to reduce costs.  We believe our current capitalization provides the resources necessary to implement some of these changes and improve our manufacturing capacity and efficiency, thereby reducing our unit cost.

Product purchases from Double Dove, a Chinese manufacturer, have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the first quarter of 2010, Double Dove manufactured approximately 65.3% of the units we produced.  The cost of production per unit has generally declined as volumes increased.  We believe we could make up any long-term disruption in these supplies by utilizing more of the capacity at the Little Elm facility, except for the 0.5mL insulin syringe, the 5mL and 10mL syringes, and the autodisable syringe which altogether comprised about 9.9% of our revenues in the first quarter of 2010.

We entered into a new agreement (effective as of July 1, 2009) with BTMD along similar terms as our prior agreement.  This agreement expires on July 1, 2010 which may automatically extend under certain conditions.  Such terms include granting to BTMD a limited exclusive license to manufacture and a limited exclusive right to sell syringes in China having retractable needles that incorporate our technology.  This License Agreement is subject to the Technology License Agreement dated June 23, 1995 between Mr. Thomas J. Shaw, our founder and CEO, as licensor, and the Company, as licensee (as amended).  Accordingly, Mr. Shaw will receive 5% of the licensing proceeds we receive.  BTMD has agreed to manufacture and sell these products in China and to pay us a quarterly royalty of two and one-half cents per unit on 3mL and 5mL syringes and a royalty of three and one-half cents per unit on 0.5mL, 1mL, and 10mL syringes.  The BTMD facility has been completed and BTMD has met Chinese Government requirements.  BTMD received a Registration Certificate for Medical Device on August 24, 2009.  The obligation to pay the royalties continues even if any and all of our patent rights in China are found to be invalid or unenforceable for any reason.  BTMD reported they owe us $22,952 for royalties attributable to the first quarter of 2010.  This amount is included in Sales, net for the quarter ended March 31, 2010.

With increased volumes, our manufacturing unit costs have generally tended to decline.  Factors that could affect our unit costs include increases in costs by third party manufacturers, changing production volumes, costs of petroleum products, and transportation costs.  Increases in such costs may not be recoverable through price increases of our products.

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Variances have been rounded for ease of reading.  All period references are to the periods ended March 31, 2010 or 2009.

Comparison of Three Months Ended March 31, 2010 and March 31, 2009

Domestic sales accounted for 88.2% and 78.8% of the revenues for the three months ended March 31, 2010 and 2009, respectively.  International sales accounted for the remaining revenues.  Domestic revenues increased 80.1% principally due to higher average prices and higher volumes.  Most of the increase in domestic revenues is attributable to sales of the 1mL and 3mL syringes.  International revenues decreased 10.1% due primarily to lower volumes mitigated by higher prices.  Overall, unit sales increased 27.6%.  Domestic unit sales increased 47.9% due to increased sales to our major domestic distributors and filling orders from DHHS from 2009.  International unit sales decreased 14.3%.  Domestic unit sales were 78.1% of total unit sales for the three months ended March 31, 2010.

Gross profit increased 181% primarily due to higher revenues and lower unit costs.  The average cost of manufactured product sold per unit decreased by 3.9% due to higher volumes.  Profit margins can fluctuate depending upon, among other things, the cost of product manufactured and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 39.5% due to higher gross sales.

Operating expenses increased 6.9%.  The increase was mitigated by the effect of cost cutting measures taken in 2009. Compensation costs declined $270,000 and 401(k) matching expense declined $26,000. Other related costs such as travel and entertainment, marketing expense, and consulting declined $176,000. General and administrative costs increased due primarily to stock options and litigation expense.  The decrease in expense for Sales and marketing was attributable primarily to lower compensation costs.  Research and development costs increased $163,000 due to impairment charges mitigated by lower compensation costs.

Loss from operations decreased 46% due principally to higher gross profit.

Interest expense increased due to less capitalized interest.  Interest expense for the first quarter of 2010 was $91,000.

The Company’s effective tax rate on the net loss before income taxes was 0.1% and 2.6% (benefit) for the three months ended March 31, 2010 and March 31, 2009, respectively.

There are two charges to our Statement of Operations in the first quarter of 2010 that are nonrecurring or are not typical of a manufacturing company.  These charges include litigation costs and stock option expense (a noncash charge which will be fully amortized at the end of the second quarter of 2010).  Were it not for these two charges, our Net earnings applicable to common shareholders for the quarter would have been approximately $350,000 and our Net income would have been approximately $700,000.  There would be no federal income tax impact since we have net operating loss carryforwards which would have eliminated the tax obligation.

Discussion of Balance Sheet and Statement of Cash Flow Items

The Company’s balance sheet remains strong with cash making up 37.5% of total assets.  Working capital was $24.9 million at March 31, 2010, a decrease of $1.2 million from December 31, 2009.  The current ratio was 3.0 at December 31, 2009 and March 31, 2010.  The quick ratio was 2.5 at December 31, 2009 and 2.3 at March 31, 2010.  We expect the cost cutting measures described earlier to continue to mitigate the reduction in future cash balances.

We increased our raw materials inventory in the fourth quarter of 2009 due to the demand for flu shots, particularly under the DHHS program.  Since the cancellation of the DHHS program, we have decreased raw materials for production.  We expect to continue moving the manufacturing of piece parts to Little Elm as a cost saving measure.  Finished goods inventory increased 38.3% since December 31, 2009 because of a build up related to the DHHS program.

Approximately $1.4 million in cash flow in the first quarter of 2010 was provided by operating activities.  Uses of cash were primarily for repayment of debt.

LIQUIDITY

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

In the third quarter of 2009, we were awarded a contract by the DHHS to supply a portion of the safety engineered syringes to be used in the U.S. efforts to vaccinate the U.S. population against the Swine Flu.  The impact on us was material.  Sales to the DHHS comprised 24.4% of our revenues for the twelve months ended December 31, 2009.  This program, which was estimated to run from August 2009 through March 2010, ended in December 2009.  We do not know if there will be a similar program in 2010.  We recorded sales to DHHS in 2010 (7.1% of Sales, net for the first quarter) that were attributable to orders placed in 2009.

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable supplier arrangements and relationships could result in the need to manufacture all (as opposed to 32.9%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

The mix of domestic and international sales affects the average sales price of our products.  Generally, the higher the ratio of domestic sales to international sales, the higher the average sales price will be.  Typically international sales are shipped directly from China to the customer.  Purchases of product manufactured in China, if available, usually decrease the average cost of manufacture for all units. Domestic costs, such as indirect labor and overhead, remain relatively constant.  The number of units produced by the Company versus manufactured in China can have a significant effect on the carrying costs of inventory as well as Cost of sales.  We will continue to evaluate the appropriate mix of products manufactured domestically and those manufactured in China to achieve economic benefits as well as to maintain our domestic manufacturing capability.  Currently, approximately 32.9% of our products are produced domestically.

Fluctuations in the cost of oil (since our products are petroleum based), transportation, and the volume of units purchased from Double Dove may have an impact on the unit costs of our product.  Increases in such costs may not be recoverable through price increases of our products.  Reductions in oil prices may not quickly affect petroleum product prices.

Seasonality

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.  The Swine Flu may have a longer worldwide immunization duration than the seasonal flu.

Licensing Agreement

We entered into a new agreement (effective as of July 1, 2009) with BTMD along similar terms as our prior agreement.  This agreement expires on July 1, 2010 which may automatically extend under certain conditions. Such terms include granting to BTMD a limited exclusive license to manufacture and a limited exclusive right to sell syringes in China having retractable needles that incorporate our technology.  This License Agreement is subject to the Technology License Agreement dated June 23, 1995 between Mr. Thomas J. Shaw, our founder and CEO, as licensor, and the Company, as licensee (as amended).  Accordingly, Mr. Shaw will receive 5% of the licensing proceeds we receive.  BTMD has agreed to manufacture and sell these products in China and to pay us a quarterly royalty of two and one-half cents per unit on 3mL and 5mL syringes and a royalty of three and one-half cents per unit on 0.5mL, 1mL, and 10mL syringes.  The facility has been completed and BTMD has met Chinese government requirements.  BTMD received a Registration Certificate for Medical Device on August 24, 2009.  The obligation to pay the royalties continues even if any and all of our patent rights in China are found to be invalid or unenforceable for any reason.  BTMD reported they owe us $22,952 for royalties attributable to the first quarter of 2010.  This amount is included in Sales, net for the quarter ended March 31, 2010.

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

We obtained a loan from Lewisville State Bank, a division of 1st International Bank (“1st International”), for $2,500,000, secured by the land and existing buildings, which provided funding for the construction of the 47,250 square foot warehouse placed in service in 2005.  This loan matured in late March 2010 and we paid $2,122,445 to pay off the loan on April 23, 2010.  We may seek other financing to replace this loan.

On August 29, 2008, we obtained a $4,210,000 interim construction loan from 1st International.  The purpose of the loan was to expand the warehouse, including additional office space, and construct a new Controlled Environment.  The construction project was completed and the loan was renewed on December 10, 2009 with a 20 year amortization and 10 year maturity.  The interest rate is 5.968%.

CAPITAL RESOURCES

Material Commitments for Capital Expenditures

None.

Trends in Capital Resources

Interest expense will increase due to the reduction of capitalized interest at the present time.  It may also be affected by additional loans or rising interest rates.  However, interest expense may be lower if we do not obtain a loan to replace the money expended to pay off the 1st International note, which was paid in the second quarter of 2010.  Interest income may continue to be negatively affected by lower interest rates and our prior movement of cash to U.S. Treasury bills and other U.S. government backed securities.  Although we believe that we have granted credit to credit-worthy firms, current economic conditions may affect the timing and/or collectability of some accounts.

CONTRACTUAL OBLIGATIONS

We obtained a loan from 1st International for $2,500,000, secured by the land and existing buildings, which provided funding for the construction of the 47,250 square foot warehouse placed in service in 2005.  This loan matured in late March 2010 and we paid $2,122,445 to pay off the loan on April 23, 2010.  We may seek other financing to replace this loan.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.       Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the first quarter of 2010 or subsequent to March 31, 2010 in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.       Legal Proceedings.

On August 12, 2005, we filed a lawsuit against Abbott Laboratories (“Abbott”) in the U.S. District Court in the Eastern District of Texas, Texarkana Division.  We are alleging fraud and breach of contract in connection with the National Marketing and Distribution Agreement dated as of May 4, 2000, which was terminated on October 15, 2003.  We are seeking damages which we estimate to be in millions of dollars of lost profits, out of pocket expenses, and other damages.  In addition, we are seeking punitive damages, pre- and post-judgment interest, and attorneys’ fees.  Following Abbott’s unsuccessful attempt to get the case dismissed and ordered to arbitration, Abbott filed an answer and counterclaim on July 15, 2008, alleging several breaches of contract, breach of implied warranty of merchantability, and breach of express warranty, seeking in excess of $6,000,000 in compensatory damages as well as seeking attorneys’ fees.  We deny the validity of Abbott’s counterclaims.  Discovery has already taken place and is substantially completed.  Trial is currently set for July 2010.

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

Item 1A.     Risk Factors.

There were no material changes in the Risk Factors applicable to the Company as set forth in our Form 10-K annual report for 2009 which was filed on March 31, 2010, and which is available on EDGAR.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

March 23, 2010	10,000(1)	$1.54	0	N/A

(1)           These shares were purchased by an affiliated purchaser in a private transaction, not through a publicly announced plan or program.

Working Capital Restrictions and Limitations on the Payment of Dividends

The Board of Directors declared a dividend to the Series I Class B and Series II Class B Convertible Preferred Shareholders in the aggregate amount of $876,555.  This dividend shall be paid on July 15, 2010.

We maintain cash for use as collateral for letters of credit we provide from time to time to enable, among other things, the purchase of product from China.  As of March 31, 2010, we had no funds held as restricted cash for such purposes.  The Board of Directors has authorized Management to borrow and incur indebtedness in the form of letters of credit in an aggregate amount, at any one time, of $5,000,000.

The certificates of designation for each of the outstanding series of Class B Convertible Preferred Stock each currently provide that, if a dividend upon any shares of Preferred Stock is in arrears, no dividends may be paid or declared upon any stock ranking junior to such stock and generally no junior preferred stock may be redeemed.

Item 3.        Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

As of the three months ended March 31, 2010, the amount of dividends in arrears was $18,000 and the total arrearage was $198,000.  This amount will be included in the dividend payment to be made on July 15, 2010.

Series II Class B Convertible Preferred Stock

As of the three months ended March 31, 2010, the amount of dividends in arrears was $55,000 and the total arrearage was $606,000.  This amount will be included in the dividend payment to be made on July 15, 2010.

Series III Class B Convertible Preferred Stock

As of the three months ended March 31, 2010, the amount of dividends in arrears was $33,000 and the total arrearage was $3,278,000.

Series IV Class B Convertible Preferred Stock

As of the three months ended March 31, 2010, the amount of dividends in arrears was $138,000 and the total arrearage was $7,721,000.

Series V Class B Convertible Preferred Stock

As of the three months ended March 31, 2010, the amount of dividends in arrears was $99,000 and the total arrearage was $3,792,000.

Item 5.    Other Information.

The 2010 annual meeting shall be held on September 24, 2010, at 10:00 a.m. Central time at Little Elm City Hall; 100 West Eldorado Parkway; Little Elm, Texas 75068.

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

DATE:         May 17, 2010

RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN VICE PRESIDENT AND CHIEF FINANCIAL OFFICER