Form 10-Q
period 2010-06-30
RETRACTABLE TECHNOLOGIES INC
filed 2010-08-16
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,878,164 shares of Common Stock, no par value, issued and outstanding on July 30, 2010.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.                       Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2010
	(unaudited)	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$11,433,099	$18,126,084
Accounts receivable, net	5,801,408	9,948,210
Inventories, net	10,669,200	6,907,369
Income taxes receivable	3,990,120	3,655,637
Other current assets	796,617	624,393
Total current assets	32,690,444	39,261,693

Property, plant, and equipment, net	13,322,782	14,234,181
Intangible assets and other assets, net	423,705	445,425
Total assets	$46,436,931	$53,941,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,706,381	$6,997,310
Current portion of long-term debt	501,733	2,628,652
Accrued compensation	632,482	561,484
Dividends payable	876,566	—
Marketing fees payable	1,419,760	1,419,760
Accrued royalties to shareholders	550,040	843,327
Other accrued liabilities	1,832,042	745,460
Total current liabilities	10,519,004	13,195,993

Long-term debt, net of current maturities	4,570,293	4,824,833
Total liabilities	15,089,297	18,020,826

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	144,000	144,000
Series II, Class B	219,700	219,700
Series III, Class B	130,245	130,245
Series IV, Class B	552,500	552,500
Series V, Class B	1,238,821	1,238,821
Common stock, no par value	—	—
Additional paid-in capital	57,552,888	57,089,153
Retained deficit	(28,490,520)	(23,453,946)
Total stockholders’ equity	31,347,634	35,920,473
Total liabilities and stockholders’ equity	$46,436,931	$53,941,299

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Sales, net	$7,448,733	$5,752,613	$15,914,350	$11,011,078
Cost of sales
Cost of manufactured product	4,074,388	2,983,784	8,483,959	6,579,241
Royalty expense to shareholders	549,271	429,063	1,154,513	862,895
Total cost of sales	4,623,659	3,412,847	9,638,472	7,442,136
Gross profit	2,825,074	2,339,766	6,275,878	3,568,942

Operating expenses:
Sales and marketing	955,961	1,399,932	1,805,977	2,535,599
Research and development	204,004	352,365	549,251	630,726
General and administrative	4,694,151	3,368,279	9,133,391	7,225,151
Total operating expenses	5,854,116	5,120,576	11,488,619	10,391,476
Loss from operations	(3,029,042)	(2,780,810)	(5,212,741)	(6,822,534)

Interest and other income	2,517	11,446	8,197	40,183
Interest expense, net	(75,685)	—	(166,537)	—
Net loss before income taxes	(3,102,210)	(2,769,364)	(5,371,081)	(6,782,351)
Benefit for income taxes	(337,132)	—	(334,507)	(105,346)
Net loss	(2,765,078)	(2,769,364)	(5,036,574)	(6,677,005)
Preferred stock dividend requirements	(342,717)	(342,717)	(685,434)	(685,434)
Loss applicable to common shareholders	$(3,107,795)	$(3,112,081)	$(5,722,008)	$(7,362,439)

Loss per share – (basic and diluted)	$(0.13)	$(0.13)	$(0.24)	$(0.31)

Weighted average common shares outstanding	23,825,149	23,800,064	23,825,149	23,800,064

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Cash flows from operating activities
Net loss	$(5,036,574)	$(6,677,005)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	788,680	678,986
Share-based compensation	1,340,300	346,335
Provision for rebates	850,000	—
Accreted interest	17,054	23,030
Impairment of assets	163,039	—
(Increase) decrease in assets:
Inventories	(3,761,831)	(3,651,148)
Accounts receivable	3,296,802	675,033
Income taxes receivable	(334,483)	(104,784)
Other current assets	(172,224)	(296,006)
Increase (decrease) in liabilities:
Accounts payable	(2,290,929)	(1,205,506)
Other accrued liabilities	864,293	156,140
Income taxes payable	—	(425)
Net cash used by operating activities	(4,275,873)	(10,055,350)

Cash flows from investing activities
Purchase of property, plant, and equipment	(18,597)	(2,002,502)
Net cash used by investing activities	(18,597)	(2,002,502)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(2,398,515)	(250,403)
Net cash used by financing activities	(2,398,515)	(250,403)

Net decrease in cash	(6,692,985)	(12,308,255)

Cash and cash equivalents at:
Beginning of period	18,126,084	33,283,740
End of period	$11,433,099	$20,975,485

Supplemental disclosures of cash flow information:
Interest paid	$179,024	$77,854
Income taxes paid	$15,755	$15,883

Supplemental schedule of noncash financing activities:
Preferred dividends declared	$876,566	$—
Debt assumed to construct warehouse	$—	$1,362,602

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

Concentration risks

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  Cash balances, some of which exceed federally insured limits, are maintained in financial institutions; however, Management believes the institutions are of high credit quality.  The majority of accounts receivable are due from companies which are well-established entities.  As a consequence, Management considers any exposure from concentrations of credit risks to be limited.  The Company had a high concentration of sales with two significant customers accounting for approximately $4.7 million, or 29.7% of net sales in the six months ended June 30, 2010.

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 66.0% of its finished products in the first six months of 2010 from Double Dove, a Chinese manufacturer.  In the event that the Company becomes unable to purchase such product from Double Dove, the Company would need to find an alternate supplier for its 0.5mL insulin syringe, its 5mL and 10mL syringes and its autodisable syringe and increase domestic production for 1mL and 3mL syringes to avoid a disruption in supply.

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

Litigation Proceeds

Proceeds from litigation settlements will be recognized when realizable.  Generally, realization is not reasonably assured and expected until proceeds are collected.  Such amounts will be net of attorneys’ fees, court costs, and legal expenses.

Marketing fees

At June 30, 2010, accrued marketing fees to Abbott Laboratories (“Abbott”) were included in current liabilities in the Condensed Balance Sheets.  The Company settled its breach of contract suit against Abbott with regard to the sales and marketing agreement as of July 12, 2010.  As a result of the settlement, the accrued marketing fees will not have to be paid.  See Note 5. COMMITMENTS AND CONTINGENCIES for further discussion.

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

The Company provides for deferred income taxes through utilizing an asset and liability approach for financial accounting and reporting based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such differences reverse in future periods.  Deferred tax assets are periodically reviewed for realizability.  Under recent tax law changes, companies are allowed to carry back taxable losses from either 2008 or 2009.  The Company filed for a tax refund utilizing its 2009 taxable losses which resulted in a $4.0 million refund received in the quarter ending September 30, 2010.  The Company has established a valuation allowance for its net deferred tax asset as future taxable income cannot be reasonably assured.  Penalties and interest on uncertain tax positions are classified as income taxes in the Condensed Statements of Operations.

Earnings per share

The Company computes basic earnings per share by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  The Company’s potentially dilutive Common Stock equivalents, consisting of options, convertible debt and convertible Preferred Stock, are all antidilutive for the three months and six months ended June 30, 2010 and 2009.  Accordingly basic loss per share is equal to diluted earnings per share.

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

Share-based compensation

The Company’s share-based payments are accounted for using the fair value method.  The Company records share-based compensation expense on a straight-line basis over the requisite service period.  The Company incurred the following share-based compensation costs:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Cost of sales	$91,446	$39,389	$182,891	$78,471
Sales and marketing	36,028	48,389	78,343	96,778
Research and development	14,129	6,317	28,259	12,634
General and administrative	525,403	79,226	1,050,807	158,452
	$667,006	$173,321	$1,340,300	$346,335

3.                   INVENTORIES

Inventories consist of the following:

	June 30, 2010	December 31, 2009
Raw materials	$1,856,973	$2,424,818
Finished goods	9,017,827	4,688,151
	10,874,800	7,112,969
Inventory reserve	(205,600)	(205,600)
	$10,669,200	$6,907,369

4.                   INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was 6.2% (benefit) and 1.6% (benefit) for the six months ended June 30, 2010 and June 30, 2009, respectively.  This benefit is due to a carryback of net operating loss for 2009 pursuant to a revision in the tax law.

5.                   COMMITMENTS AND CONTINGENCIES

On August 12, 2005, the Company filed a lawsuit against Abbott in the U.S. District Court in the Eastern District of Texas, Texarkana Division.  The Company alleged fraud and breach of contract in connection with the National Marketing and Distribution Agreement dated as of May 4, 2000, which was terminated on October 15, 2003.  It sought damages which it estimated to be in millions of dollars of lost profits, out of pocket expenses, and other damages.  In addition, it sought punitive damages, pre- and post-judgment interest, and attorneys’ fees.  Following Abbott’s unsuccessful attempt to get the case dismissed and ordered to arbitration, Abbott filed an answer and counterclaim on July 15, 2008, alleging several breaches of contract, breach of implied warranty of merchantability, and breach of express warranty, seeking in excess of $6,000,000 in compensatory damages as well as seeking attorneys’ fees.  On July 28, 2010, the Company entered into a settlement agreement with Abbott and Hospira, Inc. (“Hospira”), effective as of July 12, 2010 (the “Effective Date”), which resolved all the above-mentioned claims and counterclaims between the Company and Abbott or claims that accrued prior to the Effective Date.  The settlement agreement provides that Hospira shall deliver $6 million to the Company within 15 business days of the Effective Date, and Abbott waives its rights to any Series IV Class B preferred stock accrued dividends.  In addition, Hospira is granted an exclusive one-year option to negotiate a licensing agreement for certain uses of the Company’s Patient Safe® syringe.  In exchange for the option, Hospira shall pay the Company $2 million per quarter for four quarters, beginning three months from the Effective Date and every three months thereafter, for a total of $8 million.  In the event a licensing agreement is entered into, any remaining portion of the option fee shall, when paid, be credited against royalties payable by Hospira to the Company then or in the future under the exclusive license.

In June 2007, the Company sued Becton Dickinson and Company (“BD”) in the U.S. District Court for the Eastern District of Texas, Marshall Division, alleging infringement of three patents (5,578,011; 5,632,733; and 6,090,077) and violations by BD of the federal and state antitrust laws, and of the Lanham Act.  The Company subsequently dropped the 5,578,011 patent allegations from the lawsuit.  In January 2008, the Court severed the patent claims from the other claims pending resolution of the patent dispute.  In April 2008, the Company and the officer sued BD in the U.S. District Court for the Eastern District of Texas, Marshall

Division, alleging infringement of another recently issued patent (7,351,224).  BD counterclaimed for non-infringement and invalidity of the asserted patent.  The Court consolidated this case with the above-stated case filed in June 2007.  On November 9, 2009, the jury returned a verdict finding that the patents asserted by the Company were valid and infringed by BD and awarded $5,000,000 in damages.  Final judgment was entered on May 19, 2010 for the Company and against BD’s counterclaims, ordering that the Company recover $5,000,000 plus prejudgment interest, and ordering a permanent injunction for BD’s 1mL and 3mL Integra syringes until the expiration of certain patents.  However, the permanent injunction is stayed for the longer of the exhaustion of an appeal of this case or twelve months from May 19, 2010.  BD has filed an appeal.  No trial date has been set.

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

Item 2.                              Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, our ability to maintain liquidity, our maintenance of patent protection, the impact of current litigation (as it affects our costs as well as market access), our ability to maintain favorable supplier arrangements and relationships, our ability to quickly increase capacity in response to an increase in demand, our ability to access the market, our ability to maintain or lower costs, our ability to continue to finance research and development as well as operations and expansion of production, the increased interest of larger market players, specifically Becton Dickinson and Company (“BD”), in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors in Part II.  Given these uncertainties, undue reliance should not be placed on forward-looking statements.

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products into the marketplace since 1997.  We currently provide other safety medical products in addition to safety syringe products.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.  Patient Safe®’s unique luer guard reduces the risk of luer tip contact contamination and the risk of contamination of intravenous fluid.  We also manufacture and market safety IV catheters and safety blood collection tube holders.  Both products have a retractable needle.  Safety syringes comprised 99.0% of our sales in the first six months of 2010.

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

Our products have been and continue to be distributed nationally through numerous distributors.  However, we have been blocked from access to the market by exclusive marketing practices engaged in by BD, which dominates the market.  We believe that its monopolistic business practices continue despite its paying $100 million in 2004 to settle a prior lawsuit with us for anticompetitive practices, business disparagement, and tortious interference.  Additionally, a U.S. District Court found that BD’s 1mL and 3mL Integra syringes infringed on our products and ordered a permanent injunction, but stayed such permanent injunction until the later of one year or the exhaustion of an appeal of the case.  Although we have made limited progress in some areas, such as the alternate care market, our volumes are not as high as they should be given the nature and quality of our products and the federal and state legislation requiring the use of safe needle devices.

We continue to pursue various strategies to have better access to the hospital market, as well as other markets, including attempting to gain access to the market through our sales efforts, our innovative technology, introduction of new products, and, when necessary, litigation.

We sued Occupational and Medical Innovations Limited (“OMI”) in April 2008 and separately sued BD in June 2007 for claims of patent infringement (see Item 3. Legal Proceedings of the Form 10-K), and in December 2009 and November 2009, respectively, the products of such companies were found to infringe our patents.  These verdicts may have increased the demand for our product.  OMI was immediately enjoined from further sales of its products, but in the case of BD syringes, the Court’s injunction was stayed pending appeal, so that product remains in the market at this time.

In the event we continue to have only limited market access, and the cash provided by the litigation settlements and generated from operations becomes insufficient, we would take additional cost cutting measures to reduce cash requirements.  Such measures could result in the reduction of units being produced, the reduction of workforce, the reduction of salaries of officers and other nonhourly employees, and the deferral of royalty payments.  We took such actions at the end of the second quarter of 2009.

At the end of the second quarter of 2009, we announced that in the interest of the long-term survival of the Company we would reorganize some of the Company’s functions and implement staff reductions, all in order to minimize our cash expenditures and conserve our resources.  Our workforce was reduced by 16% on July 1, 2009.  However, due to the expected increase in production from sales to DHHS, we increased the workforce at the Little Elm facility beginning in the latter part of the third quarter of 2009.  The effect of Mr. Shaw’s waiver of $1,000,000 in royalties was fully realized in 2009.  Salaries for all personnel above a certain salary level were cut by 10% in 2009 (subject to contract rights).  As a result of the cost cutting measures, compensation costs for the six months ended June 30, 2010 included in Operating expenses were reduced by $809,000 and 401(k) matching expense declined $53,000.  Other costs related to steps taken last year to reduce costs include reductions of $85,000 for consulting, $205,000 for travel and entertainment, and $70,000 for marketing expense.  Additional molding continues in Little Elm as a cost saving measure.  These measures will remain in place as long as Management deems them necessary.

Pursuant to a settlement agreement among us, Abbott Laboratories (“Abbott”), and Hospira, Inc. (“Hospira”) effective July 12, 2010 (the “Effective Date”), Hospira delivered $6 million to us in the third quarter of 2010. Also pursuant to this settlement agreement, Abbott waived its rights to any Series IV Class B preferred stock accrued dividends. Additionally, Hospira was granted an exclusive one-year option to negotiate a licensing agreement for certain uses of our Patient Safe® syringe. In exchange for the option, Hospira shall pay us $2 million per quarter for four quarters, beginning three months from the Effective Date and every three months thereafter, for a total of $8 million. In the event a licensing agreement is entered into, any remaining portion of the option fee shall, when paid, be credited against royalties payable by Hospira to us then or in the future under the exclusive license agreement.

In the second quarter of 2010, we reached an agreement with our counsel, Locke Lord Bissell & Liddell, regarding future litigation expenditures that caps our litigation costs in exchange for a contingent fee interest. We believe this agreement serves both the short-term and long-term interests of the Company and will reduce the legal fee component of our General and administrative costs and will impact our cash flow in a positive manner.

We are focusing on methods of upgrading our manufacturing capability and efficiency in order to reduce costs.  We believe our current capitalization provides the resources necessary to implement some of these changes and improve our manufacturing capacity and efficiency, thereby reducing our unit cost.

Product purchases from Double Dove, a Chinese manufacturer, have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the six months ended June 30, 2010, Double Dove manufactured approximately 66.0% of the units we produced.  We believe we could make up any long-term disruption in these supplies by utilizing more of the capacity at the Little Elm facility, except for the 0.5mL insulin syringe, the 5mL and 10mL syringes, and the autodisable syringe which altogether comprised about 6.2% of our revenues for the six months ended June 30, 2010.

BTMD paid us $38,000 for royalties attributable to the six months ended June 30, 2010.  This amount is included in Sales, net for the periods ended June 30, 2010.

With increased volumes, our manufacturing unit costs have generally tended to decline.  Factors that could affect our unit costs include increases in costs by third party manufacturers, changing production volumes, costs of petroleum products, and transportation costs.  Increases in such costs may not be recoverable through price increases of our products.

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Variances have been rounded for ease of reading.  All period references are to the periods ended June 30, 2010 or 2009.

Comparison of Three Months Ended June 30, 2010 and June 30, 2009

Domestic sales accounted for 97.3% and 85.6% of the net sales for the three months ended June 30, 2010 and 2009, respectively.  International sales accounted for the remaining revenues.  Domestic revenues increased 47.3% principally due to higher volumes and higher average sales prices.  International revenues decreased 75.9% due primarily to lower volumes.  Overall, unit sales increased 22.9%.  Domestic unit sales increased 59.2%, which may be attributable to several factors, including, but not limited to, recent favorable verdicts in our patent litigation trials and BD removing its 1mL Integra syringe from the market.  International unit sales decreased 81.6%, which may be due to our imposition of stricter guidelines in approving international distributors.  Domestic unit sales were 96.2% of total unit sales for the three months ended June 30, 2010.

Gross profit increased primarily due to higher revenues.  The average cost of manufactured product sold per unit increased by 11.1% due to lower manufacturing costs being capitalized in inventory, resulting from using the higher valued inventory in the Cost of manufactured product. Profit margins can fluctuate depending upon, among other things, the cost of product manufactured and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 28% due to higher gross sales.

Operating expenses increased 14.3%.  The increase was due to an additional provision for rebates and stock option expense, which was fully amortized in the second quarter of 2010. Compensation costs declined $528,000 and 401(k) matching expense declined $34,000.  Other related costs such as travel and entertainment, marketing expense, and consulting declined $182,000.  General and administrative costs increased due primarily to the provision for rebates and stock option expense. The decrease in expense for Sales and marketing and Research and development was due to lower compensation and other related reductions in costs.

Loss from operations increased 8.9% due principally to provision for rebates and stock option expense, mitigated by increased revenues and lower costs.

Interest expense increased due to the decrease in capitalized interest.  Interest expense for the second quarter of 2010 was $76,000.

The Company’s effective tax rate on the net loss before income taxes was 10.9% (benefit) and 0% (benefit) for the three months ended June 30, 2010 and June 30, 2009, respectively.  The benefit is due to a carryback of our net operating loss for 2009 pursuant to a revision in the tax law.

There are two charges to our Statement of Operations in the second quarter of 2010 that are nonrecurring or are not typical of a manufacturing company.  These charges include litigation costs and stock option expense (a noncash charge which has been fully amortized).  Were it not for these two charges, our Net loss applicable to common shareholders for the quarter would have been approximately $833,000 and our Net loss would have been approximately $491,000.  There would be no federal income tax impact since we have net operating loss carryforwards which would have eliminated the tax obligation.

Comparison of Six Months Ended June 30, 2010 and June 30, 2009

Domestic sales accounted for 92.3% and 82.4% of the net sales for the six months ended June 30, 2010 and 2009, respectively.  International sales accounted for the remaining revenues.  Domestic revenues increased 62.0% principally due to higher volumes and higher average sales prices.  International revenues decreased 37.0% due primarily to lower volumes.  Overall, unit sales increased 25.3%.  Domestic unit sales increased 53.5%, which may be attributable to several factors, including, but not limited to, recent favorable verdicts in our patent litigation trials and BD removing its 1mL Integra syringe from the market.  International unit sales decreased 42.8%, which may be due to our imposition of stricter guidelines in approving international distributors.  Domestic unit sales were 86.6% of total unit sales for the six months ended June 30, 2010.

Gross profit increased primarily due to higher revenues.  The average cost of manufactured product sold per unit increased by 2.9% due to lower manufacturing costs being capitalized in inventory, resulting from using the higher valued inventory in the Cost of manufactured product.  Profit margins can fluctuate depending upon, among other things, the cost of product manufactured and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 33.8% due to increased gross sales.

Operating expenses increased 10.6%.  The increase was due to an increase in the provision for rebates, stock option expense, and litigation costs, offset by the effect of cost cutting measures taken in 2009.  Compensation costs declined $809,000 and 401(k) matching expense declined $52,000.  Other related costs such as travel and entertainment, marketing expense, and consulting declined $360,000.  General and administrative costs increased due primarily to an increase in the provision for rebates, stock option expense and litigation costs.  The decrease in expense for Sales and marketing and Research and development were attributable to lower compensation and related costs.

Loss from operations decreased 23.6% due principally to higher revenues.

Interest expense increased due to lower capitalized interest.  Interest expense for the six months ended June 30, 2010 was $167,000.

The Company’s effective tax rate on the net loss before income taxes was 6.2% (benefit) and 1.6% (benefit) for the six months ended June 30, 2010 and June 30, 2009, respectively.  This benefit is due to a carryback of our net operating loss for 2009 pursuant to a revision in the tax law.

There are two charges to our Statement of Operations in the six months ended June 30, 2010 that are nonrecurring or are not typical of a manufacturing company. These charges include litigation costs and stock option expense (a noncash charge which has been fully amortized). Were it not for these two charges, our Net loss applicable to common shareholders for the quarter would have been approximately $800,000 and our Net loss would have been approximately $115,000. There would be no federal income tax impact since we have net operating loss carryforwards which would have eliminated the tax obligation.

Discussion of Balance Sheet and Statement of Cash Flow Items

Our balance sheet remains strong with cash making up 24.6% of total assets.  Working capital was $22.2 million at June 30, 2010, a decrease of $3.9 million from December 31, 2009.  The current ratio was 3.0 at December 31, 2009 and 3.1 at June 30, 2010.  The quick ratio was 2.5 at December 31, 2009 and 2.1 at June 30, 2010.  We expect the cost cutting measures described earlier to continue to mitigate the reduction in future cash balances.

We expect to continue moving the manufacturing of piece parts to Little Elm as a cost saving measure.  Finished goods inventory increased 92.4% since December 31, 2009 because of a build up related to flu season.

Approximately $4.3 million in cash flow in the first six months of 2010 was used by operating activities.  Uses of cash were primarily for our net loss, increased inventory, and lower accounts payable.  Our payment in the second quarter of $2,122,445 to Lewisville State Bank, a division of 1st International Bank (“1st International”), to pay off a loan that matured in March 2010 had a material effect on the net decrease in cash.

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

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable supplier arrangements and relationships could result in the need to manufacture all (as opposed to 32.1%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

The mix of domestic and international sales affects the average sales price of our products.  Generally, the higher the ratio of domestic sales to international sales, the higher the average sales price will be.  Typically international sales are shipped directly from China to the customer.  Purchases of product manufactured in China, if available, usually decrease the average cost of manufacture for all units.  Domestic costs, such as indirect labor and overhead, remain relatively constant.  The number of units produced by the Company versus manufactured in China can have a significant effect on the carrying costs of inventory as well as Cost of sales.  We will continue to evaluate the appropriate mix of products manufactured domestically and those manufactured in China to achieve economic benefits as well as to maintain our domestic manufacturing capability.  Currently, approximately 32.1% of our products are produced domestically.

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

Licensing Agreements

BTMD paid us $38,000 for royalties attributable to the six months ended June 30, 2010.  This amount is included in Sales, net for the periods ended June 30, 2010.

Pursuant to a settlement agreement among us, Abbott, and Hospira effective July 12, 2010 (the “Effective Date”), Hospira was granted an exclusive one-year option to negotiate a licensing agreement to produce and market our Patient Safe® syringe for certain uses. In exchange for the option, Hospira shall pay us $2 million per quarter for four quarters, beginning three months from the Effective Date and every three months thereafter, for a total of $8 million.  In the event a licensing agreement is entered into, any remaining portion of the option fee shall, when paid, be credited against royalties payable by Hospira to us then or in the future under the exclusive license agreement.

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

We obtained a loan from 1st International, for $2,500,000, secured by the land and existing buildings, which provided funding for the construction of the 47,250 square foot warehouse placed in service in 2005.  This loan matured in late March 2010 and we paid $2,122,445 to pay off the loan on April 23, 2010.  We may seek other financing to replace this loan.

On August 29, 2008, we obtained a $4,210,000 interim construction loan from 1st International.  The purpose of the loan was to expand the warehouse, including additional office space, and construct a new Controlled Environment.  The construction project was completed  and the loan was renewed on December 10, 2009 with a 20 year amortization and 10 year maturity.  The interest rate is 5.968%.

Pursuant to a settlement agreement among us, Abbott, and Hospira, Hospira delivered $6 million to us in the third quarter of 2010.  Also pursuant to this settlement agreement, Abbott waived its rights to any Series IV Class B preferred stock accrued dividends.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.       Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the second quarter of 2010 or subsequent to June 30, 2010 in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.       Legal Proceedings.

Please refer to Note 5 to the financial statements for a complete description of all legal proceedings.  The following material developments have occurred in our legal proceedings since the beginning of the period covered by this report.

On July 28, 2010, we entered into a settlement agreement with Abbott and Hospira, effective as of July 12, 2010 (the “Effective Date”), which resolved all the claims and counterclaims between us and Abbott or claims that accrued prior to the Effective Date.  The settlement agreement provides that Hospira shall deliver $6 million to us within 15 business days of the Effective Date, and Abbott waives its rights to any Series IV Class B preferred stock accrued dividends.  In addition, Hospira is granted an exclusive one-year option to negotiate a licensing agreement for certain uses of our Patient Safe® syringe.  In exchange for the option, Hospira shall pay us $2 million per quarter for four quarters, beginning three months from the Effective Date and every three months thereafter, for a total of $8 million.  In the event a licensing agreement is entered into, any remaining portion of the option fee shall, when paid, be credited against royalties payable by Hospira to us  then or in the future under the exclusive license agreement.

In the patent litigation with BD, final judgment was entered on May 19, 2010 in our favor and against BD’s counterclaims, ordering our recovery of $5,000,000 plus prejudgment interest, and ordering a permanent injunction for BD’s 1mL and 3mL Integra syringes until the expiration of certain patents.  However, the permanent injunction is stayed for the longer of the exhaustion of an appeal of this case or twelve months from May 19, 2010.  BD has filed an appeal.  No trial date has been set.

Item 1A.       Risk Factors.

There were no material changes in the Risk Factors applicable to the Company as set forth in our Form 10-K annual report for 2009 which was filed on March 31, 2010, and which is available on EDGAR.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by Issuer and Affiliated Persons

None.

Working Capital Restrictions and Limitations on the Payment of Dividends

A dividend in the aggregate amount of $876,565.75 was paid to the Series I Class B and Series II Class B Convertible Preferred Shareholders on July 15, 2010.

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

Item 3.          Defaults Upon Senior Securities.

Series III Class B Convertible Preferred Stock

As of the six months ended June 30, 2010, the amount of dividends in arrears was $66,000 and the total arrearage was $3,311,000.

Series IV Class B Convertible Preferred Stock

As of the six months ended June 30, 2010, the amount of dividends in arrears was $276,000 and the total arrearage was $7,859,000.

Series V Class B Convertible Preferred Stock

As of the six months ended June 30, 2010, the amount of dividends in arrears was $198,000 and the total arrearage was $3,892,000.

Item 5.          Other Information.

Our annual meeting of shareholders will be held on September 24, 2010 at 10:00 a.m. Central time and we are soliciting the vote of shareholders of Common Stock with regard to the election of Directors and amendments to the Articles of Incorporation.  The Proxy Statement has been delivered via the notice and access method, meaning most Common Stockholders will only receive a one page notice notifying them of where they can download copies of the proxy materials.  Shareholders desiring paper copies of the proxy materials may request them.

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

DATE: August 16, 2010	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	BY:	s/ Douglas W. Cowan
DOUGLAS W. COWAN VICE PRESIDENT AND CHIEF FINANCIAL OFFICER