Form 10-Q
period 2010-09-30
RETRACTABLE TECHNOLOGIES INC
filed 2010-11-15
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-16465

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,960,864 shares of Common Stock, no par value, issued and outstanding on November 1, 2010.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2010
	(unaudited)	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$19,721,370	$18,126,084
Accounts receivable, net	6,855,090	9,948,210
Inventories, net	10,055,569	6,907,369
Income taxes receivable	16,024	3,655,637
Other current assets	326,320	624,393
Total current assets	36,974,373	39,261,693

Property, plant, and equipment, net	13,034,099	14,234,181
Intangible assets and other assets, net	412,845	445,425
Total assets	$50,421,317	$53,941,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,225,824	$6,997,310
Current portion of long-term debt	508,835	2,628,652
Accrued compensation	437,877	561,484
Marketing fees payable	—	1,419,760
Accrued royalties to shareholders	953,421	843,327
Other accrued liabilities	2,205,367	745,460
Total current liabilities	6,331,324	13,195,993

Long-term debt, net of current maturities	4,439,738	4,824,833
Total liabilities	10,771,062	18,020,826

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	144,000	144,000
Series II, Class B	219,700	219,700
Series III, Class B	130,245	130,245
Series IV, Class B	552,500	552,500
Series V, Class B	1,238,821	1,238,821
Common stock, no par value	—	—
Additional paid-in capital	57,624,504	57,089,153
Retained deficit	(20,259,515)	(23,453,946)
Total stockholders’ equity	39,650,255	35,920,473
Total liabilities and stockholders’ equity	$50,421,317	$53,941,299

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Sales, net	$12,235,018	$10,752,445	$28,149,368	$21,763,523
Cost of sales
Cost of manufactured product	6,081,201	7,034,384	14,565,160	13,613,625
Royalty expense to shareholders	953,454	782,335	2,107,967	1,645,230
Total cost of sales	7,034,655	7,816,719	16,673,127	15,258,855
Gross profit	5,200,363	2,935,726	11,476,241	6,504,668

Operating expenses:
Sales and marketing	1,140,151	1,024,191	2,946,128	3,559,790
Research and development	316,044	195,753	865,295	826,479
General and administrative	2,729,116	5,264,302	11,862,507	12,489,453
Total operating expenses	4,185,311	6,484,246	15,673,930	16,875,722
Income (loss) from operations	1,015,052	(3,548,520)	(4,197,689)	(10,371,054)

Interest and other income	10,046	14,176	18,243	54,359
Interest expense, net	(69,853)	—	(236,390)	—
Litigation settlements, net	7,275,760	—	7,275,760	—
Net income (loss) before income taxes	8,231,005	(3,534,344)	2,859,924	(10,316,695)
Benefit for income taxes	—	(100,027)	(334,507)	(205,373)
Net income (loss)	8,231,005	(3,434,317)	3,194,431	(10,111,322)
Preferred stock dividend requirements	(342,717)	(342,717)	(1,028,151)	(1,028,151)
Income (loss) applicable to common stockholders	$7,888,288	$(3,777,034)	$2,166,280	$(11,139,473)

Basic earnings (loss) per share	$0.33	$(0.16)	$0.09	$(0.47)

Diluted earnings (loss) per share	$0.29	$(0.16)	$0.08	$(0.47)

Weighted average common shares outstanding:
Basic	23,887,028	23,803,397	23,845,775	23,801,175
Diluted	28,767,768	23,803,397	26,499,790	23,801,175

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Cash flows from operating activities
Net income (loss)	$3,194,431	$(10,111,322)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	1,169,293	1,079,954
Stock option compensation	1,340,300	1,329,566
Reserve for non-contractual deductions	850,000	—
Provisions for doubtful accounts	65,280	182,000
Accreted interest	24,394	33,459
Impairment of assets	163,039	—
(Increase) decrease in assets
Inventories	(3,148,200)	(1,800,648)
Accounts receivable	2,177,840	(3,004,610)
Income taxes receivable	3,639,613	(16,846)
Other current assets	298,073	264,041
Increase (decrease) in liabilities
Accounts payable	(4,771,486)	(1,414,650)
Other accrued liabilities	1,446,394	438,340
Marketing fees payable	(1,419,760)	—
Income taxes payable	—	(103,744)
Net cash provided (used) by operating activities	5,029,211	(13,124,460)

Cash flows from investing activities
Purchase of property, plant, and equipment	(99,667)	(2,301,359)
Net cash used by investing activities	(99,667)	(2,301,359)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(2,529,308)	(373,987)
Proceeds from the exercise of stock options	71,616	19,000
Payment of dividends on Series I and II Class B Convertible Preferred Stock	(876,566)	—
Net cash used by financing activities	(3,334,258)	(354,987)

Net increase (decrease) in cash	1,595,286	(15,780,806)

Cash and cash equivalents at:
Beginning of period	18,126,084	33,283,740
End of period	$19,721,370	$17,502,934

Supplemental disclosures of cash flow information:
Interest paid	$250,861	$117,451
Income taxes paid	$15,960	$15,883

Supplemental disclosure of non-cash investing and financing activities:
Forgiveness of royalties by a shareholder	$—	$682,335
Debt assumed to construct warehouse	$—	$1,362,602

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

Inventories

Inventories are valued at the lower of cost or market, with cost being determined using actual average cost.  The Company compares the average cost to the market price and records the lower value.  Management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time to sell such inventory, the shelf life of inventory, and current market conditions when determining excess or obsolete inventories.  A reserve is established for any excess or obsolete inventories or they may be written off.

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

During the first quarter of 2010, the Company recognized an impairment charge of $163,039 on equipment designed in connection with research and development activities.  The Company will outsource the majority of this production through overseas manufacturers. Minimal cash flows, if any, are expected to be generated by this equipment.  Accordingly, the Company has reduced the carrying value of this equipment to an estimated fair value of zero.  The Company’s management estimated the fair value of the equipment based on guidance established by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification.  In this instance, the Company’s management determined the impairment charge by utilizing observable market data, a Level 2 input under the FASB Accounting Standards Codification.  A Level 1 input would require quoted prices, which were not available in this matter.

The Company’s remaining property, plant, and equipment primarily consists of buildings, land, assembly equipment for syringes, molding machines, molds, office equipment, furniture, and fixtures.  There has been no impairment charge against the assembly equipment since the Company continues to manufacture a significant portion of 1cc and 3cc syringes at the Company’s Little Elm facility which results in sufficient future cash flows to recoup the net book value of all property, plant, and equipment.

Intangible assets

Intangible assets are stated at cost and consist primarily of patents, a license agreement granting exclusive rights to use patented technology, and trademarks which are amortized using the straight-line method over 17 years.

Financial instruments

The Company estimates the fair market value of financial instruments through the use of public market prices, quotes from financial institutions, and other available information.  Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that could be realized in a current market exchange.  Short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on Management’s estimates, equals their recorded values.

Concentration risks

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  Cash balances, some of which exceed federally insured limits, are maintained in financial institutions; however, Management believes the institutions are of high credit quality.  The majority of accounts receivable are due from companies which are well-established entities.  As a consequence, Management considers any exposure from concentrations of credit risks to be limited.  The Company had a high concentration of sales with three significant customers accounting for approximately $11.5 million, or 40.8% of net sales in the nine months ended September 30, 2010.

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 64.9% of its finished products in the first nine months of 2010 from Double Dove, a Chinese manufacturer.  In the event that the Company becomes unable to purchase such product from Double Dove, the Company would need to find an alternate supplier for its 0.5mL insulin syringe, its 5mL and 10mL syringes and its autodisable syringe and increase domestic production for 1mL and 3mL syringes to avoid a disruption in supply.

Revenue recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products that the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is netted against individual distributor’s accounts receivable balances for financial reporting purposes.  The resulting net balance is reflected in accounts receivable or accounts payable, as appropriate.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  Any product shipped or distributed for evaluation purposes is expensed.

Certain distributors have taken rebates to which they are not entitled, such as utilizing a rebate for products not purchased directly from the Company.  The Company has established a reserve for the collectibility of these amounts.  The expense for the reserve is recorded in Operating expense, General and administrative.  The reserve for such non-contractual deductions is a reduction of accounts receivable.

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

The Company requires certain distributors to make a prepayment prior to beginning production or shipment of their order.  Distributors may apply such prepayments to their outstanding invoices or pay the invoice and continue to carryforward the deposit for future orders.  Such amounts are included in Other accrued liabilities on the Condensed Balance Sheets and are shown in Note 5, Other Accrued Liabilities.

The Company records an allowance for estimated returns as a reduction to Accounts receivable and Gross sales.  Historically, returns have been less than 0.5% of net sales.

Litigation settlements

Proceeds from litigation settlements are recognized when realizable.  Generally, realization is not reasonably assured and expected until proceeds are collected.  Pursuant to a settlement agreement among the Company, Abbott Laboratories (“Abbott”), and Hospira, Inc. (“Hospira”), Hospira delivered $6 million to the Company in the third quarter of 2010. The Company reduced its Litigation settlements by $144,000 attributable to an unpaid Abbott invoice.  Abbott also waived its rights to any Series IV Class B preferred stock dividends.

Marketing fees

In prior periods, Marketing fees payable to Abbott were included in current liabilities in the Condensed Balance Sheets.  In connection with the settlement discussed above, Marketing fees payable recorded in previous periods will not have to be paid.  The reversal of this accrual is included in Litigation settlements, net on the Condensed Statements of Operations.

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

The Company provides for deferred income taxes through utilizing an asset and liability approach for financial accounting and reporting based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such differences reverse in future periods.  Deferred tax assets are periodically reviewed for realizability.  Under recent tax law changes, companies are allowed to carryback taxable losses from either 2008 or 2009.  The Company filed for a tax refund utilizing its 2009 taxable losses which resulted in a $4.0 million refund received in the quarter ending September 30, 2010.  The Company has established a valuation allowance for its net deferred tax asset as future taxable income cannot be reasonably assured.  Penalties and interest on uncertain tax positions are classified as income taxes in the Condensed Statements of Operations.

Earnings per share

The Company computes basic earnings per share by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“EPS”) includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock and convertible debt.  The potential dilution, if any, is shown on the following schedule.

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net income (loss)	$8,231,005	$(3,434,317)	$3,194,431	$(10,111,322)
Preferred dividend requirements	(342,717)	(342,717)	(1,028,151)	(1,028,151)
Earnings (loss) available to common shareholders	7,888,288	(3,777,034)	2,166,280	(11,139,473)
Effect of dilutive securities:
Conversion of preferred stock	342,717	—	—	—
Convertible debt interest and loan fees	(18,887)	—	(843)	—
Earnings (loss) available to common shareholders after assumed conversions	$8,212,118	$(3,777,034)	$2,165,437	$(11,139,473)
Average common shares outstanding	23,887,028	23,803,397	23,845,775	23,801,175
Dilutive stock equivalents from stock options	2,342,119	—	2,361,349	—
Shares issuable upon conversion of preferred stock	2,285,266	—	—	—
Shares issuable upon conversion of convertible debt	212,279	—	212,279	—
Average common and common equivalent shares outstanding - assuming dilution	28,726,692	23,803,397	26,419,403	23,801,175
Basic earnings per share	$0.33	$(0.16)	$0.09	$(0.47)
Diluted earnings per share	$0.29	$(0.16)	$0.08	$(0.47)

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

Share-based compensation

The Company’s share-based payments are accounted for using the fair value method.  The Company records share-based compensation expense on a straight-line basis over the requisite service period.  The Company incurred the following share-based compensation costs:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Cost of sales	$—	$123,030	$182,891	$201,501

Sales and marketing	—	74,414	78,343	171,192

Research and development	—	16,903	28,259	29,537

General and administrative	—	768,884	1,050,807	927,336
	$—	$983,231	$1,340,300	$1,329,566

All stock options were fully vested at June 30, 2010; therefore, all stock option expense was fully recognized at June 30, 2010.

3.                INVENTORIES

Inventories consist of the following:

	September 30, 2010	December 31, 2009
Raw materials	$1,938,260	$2,424,818
Finished goods	8,322,909	4,688,151
	10,261,169	7,112,969
Inventory reserve	(205,600)	(205,600)
	$10,055,569	$6,907,369

4.                    INCOME TAXES

The Company’s effective tax rate on the net income (loss) before income taxes was 11.7% (benefit) and 2.0% (benefit) for the nine months ended September 30, 2010 and September 30, 2009, respectively.  This benefit is due to a carryback of net operating loss for 2009 pursuant to a revision in the tax law.

5.                    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2010	December 31, 2009
Prepayments from customers	$1,694,951	$499,777
Accrued property taxes	330,828	—
Accrued professional fees	114,880	191,416
Other accrued expenses	64,708	54,267
	$2,205,367	$745,460

Prepayments from customers increased due to larger international orders that require prepayments.

6.                    COMMITMENTS AND CONTINGENCIES

In June 2010, Becton Dickinson and Company (“BD”) filed an appeal in the U.S. Court of Appeals for the Federal Circuit appealing a final judgment entered on May 19, 2010 for the Company and against BD’s counterclaims in patent litigation.  Such final judgment ordered that the Company recover $5,000,000 plus prejudgment interest, and ordered a permanent injunction for BD’s 1mL and 3mL Integra syringes until the expiration of certain patents.  The permanent injunction was stayed for the longer of the exhaustion of the appeal of the district court’s case or twelve months from May 19, 2010.  Briefing for the appeal will be completed in November 2010 with oral argument likely to take place in 2011.  At this time, a final decision by the appellate court is anticipated to occur in 2011.

In May 2010, the Company and an officer’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The Company and an officer filed a Second Amended Complaint on July 23, 2010 setting forth additional detail regarding the allegations of BD’s illegal conduct.  BD filed a motion to dismiss and briefing is in progress.  A scheduling conference has been set for December 8, 2010 and it is possible that a trial date will be set at that time.

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

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, our ability to maintain liquidity, our maintenance of patent protection, the impact of current litigation, our ability to maintain favorable supplier arrangements and relationships, our ability to quickly increase capacity in response to an increase in demand, our ability to access the market, our ability to maintain or lower costs, our ability to continue to finance research and development as well as operations and expansion of production, the increased interest of larger market players, specifically Becton Dickinson and Company (“BD”), in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors in Part II.  Given these uncertainties, undue reliance should not be placed on forward-looking statements.

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products into the marketplace since 1997.  Safety syringes comprised 98.5% of our sales in the first nine months of 2010.  We currently provide other safety medical products in addition to safety syringe products.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.  Patient Safe®’s unique luer guard reduces the risk of luer tip contact contamination and the risk of contamination of intravenous fluid.  We also manufacture and market safety IV catheters and safety blood collection tube holders.  Both products have a retractable needle.

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.

Our products have been and continue to be distributed nationally and internationally through numerous distributors.  Although we have made limited progress in some areas, such as the alternate care market, our volumes are not as high as they should be given the nature and quality of our products and the federal and state legislation requiring the use of safe needle devices.  The alternate care market is composed of alternate care facilities that provide long-term nursing care out-patient surgery, emergency care, and physician services.  The fact that our progress is limited is principally due to exclusive marketing practices engaged in by BD, the dominant maker and seller of disposable syringes and other needle products, which practices have blocked us from access to the market.  We believe that BD’s monopolistic business practices continue despite a prior settlement in 2004 for anticompetitive practices and a patent infringement verdict in 2010.  A suit against BD is currently pending alleging violations of state and federal antitrust acts and false advertising.

We continue to pursue various strategies to have better access to the hospital market, as well as other markets, including attempting to gain access to the market through our sales efforts, our innovative technology, introduction of new products, and, when necessary, litigation.

We sued Occupational and Medical Innovations Limited (“OMI”) in April 2008 and separately sued BD in June 2007 for claims of patent infringement (see Item 3. Legal Proceedings of the Form 10-K), and in March 2010 and May 2010, respectively, the products of such companies were found to infringe our patents.  These judgments may have increased the demand for our product.  OMI was immediately enjoined from further sales of its products, but in the case of BD syringes, the Court’s injunction was stayed pending appeal, so that product remains in the market at this time.  However, BD voluntarily removed its 1cc syringes from the market, which may have positively affected our sales.

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

At the end of the second quarter of 2009, we announced that in the interest of the long-term survival of the Company we would reorganize some of the Company’s functions and implement staff reductions, all in order to minimize our cash expenditures and conserve our resources.  Although certain salary reductions remain in place, we granted one-time payments to our employees to offset such salary reductions in the third quarter of 2010.  We also granted one-time payments to our independent Directors in the third quarter of 2010.  Our workforce was reduced by 16% on July 1, 2009.  However, due to the increase in production from sales to the Department of Health and Human Services, we increased the workforce at the Little Elm facility beginning in the latter part of the third quarter of 2009.  The effect of Mr. Shaw’s waiver of $1,000,000 in royalties was fully realized in 2009.  Salaries for all personnel above a certain salary level were cut by 10% in 2009 (subject to contract rights).  As a result of the cost cutting measures, compensation costs for the nine months ended September 30, 2010 included in Operating expenses were reduced by $930,000 and 401 (k) matching expense declined $77,000.  Other costs related to steps taken last year to reduce costs include reductions of $126,000 for consulting, $193,000 for travel and entertainment, and $71,000 for marketing expense for the nine months ended September 30, 2010.

We are bringing additional molding operations to Little Elm as a cost saving measure.  We continue to focus on methods of upgrading our manufacturing capability and efficiency in order to reduce costs.

Pursuant to a settlement agreement among us, Abbott Laboratories (“Abbott”), and Hospira, Inc. (“Hospira”) effective July 12, 2010 (the “Effective Date”), Hospira delivered $6 million to us in the third quarter of 2010.  Also pursuant to this settlement agreement, Abbott waived its rights to any Series IV Class B preferred stock dividends.  The marketing fee of $1,419,760 and payment of an Abbott invoice of $144,000 due to the Company were also waived.  Additionally, Hospira was granted an exclusive one-year option to negotiate a licensing agreement for certain uses of our Patient Safe® syringe.  In exchange for the option, Hospira shall pay us $2 million per quarter for four quarters, beginning three months from the Effective Date and every three months thereafter, for a total of $8 million.  In the event a licensing agreement is entered into, any remaining portion of the option fee shall, when paid, be credited against royalties payable by Hospira to us.  In the third quarter of 2010, we granted bonuses to certain officers and employees in recognition of work leading to the Abbott settlement.

In the second quarter of 2010, we reached an agreement with our counsel, Locke Lord Bissell & Liddell, regarding future litigation expenditures that caps certain of our litigation costs in exchange for a contingent fee interest.  We believe this agreement serves both the short-term and long-term interests of the Company and will reduce the legal fee component of our General and administrative costs and will impact our cash flow in a positive manner.

Product purchases from Double Dove, a Chinese manufacturer, have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the nine months ended September 30, 2010, Double Dove manufactured approximately 64.9% of the units we produced.  We believe we could make up any long-term disruption in these purchases by utilizing more of the capacity at the Little Elm facility, except for the 0.5mL insulin syringe, the 5mL and 10mL syringes, and the autodisable syringe which altogether comprised about 7.0% of our revenues for the nine months ended September 30, 2010.

With increased volumes, our manufacturing unit costs have generally tended to decline.  Factors that could affect our unit costs include increases in costs by third party manufacturers, changing production volumes, costs of petroleum products, and transportation costs.  Increases in such costs may not be recoverable through price increases of our products.

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Variances have been rounded for ease of reading.  All period references are to the periods ended September 30, 2010 or 2009.

Comparison of Three Months Ended September 30, 2010 and September 30, 2009

Domestic sales accounted for 80.1% and 84.8% of the net sales for the three months ended September 30, 2010 and 2009, respectively.  International sales accounted for the remaining revenues.  Domestic revenues increased 7.5% principally due to higher average sales prices.  International revenues increased 48.8% due primarily to higher volumes.  Overall, unit sales increased 2.7%.  Domestic unit sales decreased 8.9%, which may be attributable to a reduction in flu vaccine being administered.  International unit sales increased 38.4%, which may be due to the lower international sales last year due to increased domestic demand by the Department of Health and Human Services during the same period.  Domestic unit sales were 67.0% of total unit sales for the three months ended September 30, 2010.

Gross profit increased primarily due to higher revenues and lower unit manufacturing costs.  The average cost of manufactured product sold per unit decreased by 15.8% due to lower piece part prices due to increasing our molding operations at the Little Elm facility and a significant increase in the number of units produced, thereby reducing the unit costs attributable to fixed costs.  Profit margins can fluctuate depending upon, among other things, the Cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 21.9% due to higher gross revenue.

Operating expenses decreased 35.5%.  The decrease was due to lower litigation costs and lower stock option expense, mitigated by amounts paid to employees who had a salary reduction last year.  The lower litigation costs are the result of an agreement between us and our counsel to cap certain litigation fees.  This is the first quarter that the full effect of the agreement is being realized.

Operating income was $1.0 million compared to an operating loss for the same period last year of $3.5 million.

Interest expense increased due to no interest being capitalized for the current period.

Litigation settlements, net reflect certain provisions of our settlement with Abbott and Hospira pursuant to which we received a payment of $6.0 million.  In addition, Abbott waived a $1.4 million marketing fee and an invoice due from Abbott to the Company was waived.

The Company’s effective tax rate on the net income (loss) before income taxes was zero percent and 2.8% (benefit) for the three months ended September 30, 2010 and September 30, 2009, respectively.  The benefit in 2009 is due to a carryback of our net operating loss for 2009 pursuant to a revision in the tax law.

Comparison of Nine Months Ended September 30, 2010 and September 30, 2009

Domestic sales accounted for 87.0% and 83.6% of the net sales for the nine months ended September 30, 2010 and 2009, respectively.  International sales accounted for the remaining revenues.  Domestic revenues increased 34.7% principally due to higher average sales prices.  International revenues increased 2.2% due primarily to higher average prices.  Overall, unit sales increased 14.2%.  Domestic unit sales increased 21.7%, which may be attributable to flu season purchases earlier in the year.  International unit sales decreased 6.2%.  Domestic unit sales were 77.9% of total unit sales for the nine months ended September 30, 2010.

Gross profit increased primarily due to higher revenues and lower unit manufacturing costs.  The average cost of manufactured product sold per unit decreased by 6.3% due to lower piece part prices due to increasing our molding operations at the Little Elm facility and a significant increase in the number of units produced, thereby reducing the unit costs attributable to fixed costs.  Profit margins can fluctuate depending upon, among other things, the Cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 28.1% due to higher gross revenue.

Operating expenses decreased 7.1%.  The decrease was due to lower litigation costs and lower salary levels, along with reduced travel and entertainment, consulting, and marketing expense.  These reductions were mitigated by amounts paid to those employees who had a salary reduction last year.  The lower litigation costs are the result of an agreement between us and our counsel to cap certain litigation fees.

Loss from operations decreased 59.5% due principally to increased gross profit and reduced expenses.

Interest expense increased due to no interest being capitalized for the current period.

Litigation settlements, net reflect certain provisions of our settlement with Abbott and Hospira pursuant to which we received a payment of $6.0 million.  In addition, Abbott waived a $1.4 million marketing fee and an invoice due from Abbott to the Company was waived.

The Company’s effective tax rate on the net income (loss) before income taxes was 11.7% (benefit) and 2.0% (benefit) for the nine months ended September 30, 2010 and September 30, 2009, respectively.   This benefit is due to a carryback of our net operating loss for 2009 pursuant to a revision in the tax law.

Discussion of Balance Sheet and Statement of Cash Flow Items

Our balance sheet remains strong with cash making up 39.1% of total assets.  Working capital was $30.6 million at September 30, 2010, an increase of $4.6 million from December 31, 2009.

We expect to continue moving the manufacturing of piece parts to Little Elm as a cost saving measure.  Finished goods inventory increased 77.5% since December 31, 2009 because of our preparation for flu season.

Approximately $5.0 million in cash flow in the first nine months of 2010 was provided by operating activities.  Provisions of cash, in addition to net income, were accounts receivable and the payment to us of a $4.0 million federal tax refund.  Uses of cash for operating activities were primarily for inventories and accounts payable.  Prepayments from customers increased due to larger international orders that require prepayments.

LIQUIDITY

Historical Sources of Liquidity

We have historically funded operations primarily from the proceeds from revenues, private placements, loans, and litigation settlements.

Internal Sources of Liquidity

Margins and Market Access

To achieve break-even quarters consistently, we need minimal access to hospital markets which has been difficult to obtain due to the monopolistic marketplace which was the subject of our initial lawsuit and now also included in our second antitrust lawsuit against BD.  We will continue to attempt to gain access to the market through our sales efforts, innovative technology, the introduction of new products, and, when necessary, litigation.

We continue to focus on methods of upgrading our manufacturing capability and efficiency in order to reduce costs.

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable supplier arrangements and relationships could result in the need to manufacture all (as opposed to 33.4%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

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

Licensing Agreements

Pursuant to a settlement agreement among us, Abbott, and Hospira effective July 12, 2010 (the “Effective Date”), Hospira was granted an exclusive one-year option to negotiate a licensing agreement to produce and market our Patient Safe® syringe for certain uses.  In exchange for the option, Hospira shall pay us $2 million per quarter for four quarters, beginning three months from the Effective Date and every three months thereafter, for a total of $8 million.  In the event a licensing agreement is entered into, any remaining portion of the option fee shall, when paid, be credited against royalties payable by Hospira to the Company.

We are working with BTMD to renew its license agreement.

Cash Requirements

Due to funds received from prior litigation settlements and income, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing as the primary ongoing sources of cash.  In the event we continue to have only limited market access and cash generated from operations becomes insufficient to support operations, we would take additional cost cutting measures to reduce cash requirements.  Such measures could result in the reduction of units being produced, the reduction of workforce, the reduction of salaries of officers and other nonhourly employees, and the deferral of royalty payments.

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

Pursuant to a settlement agreement among us, Abbott, and Hospira, Hospira delivered $6 million to us in the third quarter of 2010.  Also pursuant to this settlement agreement, Abbott waived its rights to any Series IV Class B preferred stock dividends.  The marketing fee of $1,419,760 and payment of an Abbott invoice of $144,000 due to the Company were also waived.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.                       Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the third quarter of 2010 or subsequent to September 30, 2010 in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                       Legal Proceedings.

Please refer to Note 6 to the financial statements for a complete description of all legal proceedings.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds.

Working Capital Restrictions and Limitations on the Payment of Dividends

The certificates of designation for each of the outstanding series of Class B Convertible Preferred Stock each currently provide that, if a dividend upon any shares of Preferred Stock is in arrears, no dividends may be paid or declared upon any stock ranking junior to such stock and generally no junior preferred stock may be redeemed.  However, under certain conditions, and for certain Series of Class B Convertible Preferred Stock, we may purchase junior preferred stock even when dividends are in arrears.

Item 3.                       Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

As of the nine months ended September 30, 2010, the amount of dividends in arrears was $18,000 and the total arrearage was $18,000.

Series II Class B Convertible Preferred Stock

As of the nine months ended September 30, 2010, the amount of dividends in arrears was $54,000 and the total arrearage was $54,000.

Series III Class B Convertible Preferred Stock

As of the nine months ended September 30, 2010, the amount of dividends in arrears was $98,000 and the total arrearage was $3,343,000.

Series IV Class B Convertible Preferred Stock

As of the nine months ended September 30, 2010, the amount of dividends in arrears was $414,000 and the total arrearage was $5,844,000.  The total dividend arrearage has been reduced due to the Abbott settlement whereby Abbott has foregone its rights to its dividends.

Series V Class B Convertible Preferred Stock

As of the nine months ended September 30, 2010, the amount of dividends in arrears was $297,000 and the total arrearage was $3,991,000.

Item 6.                       Exhibits.

Exhibit No.	Description of Document

3(i) and 4(v)	Restated Certificate of Formation with Certificates of Designation, Preferences, Rights and Limitations of Class B Preferred Stock (all Series)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 15, 2010	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER