Form 10-K
period 2010-12-31
RETRACTABLE TECHNOLOGIES INC
filed 2011-03-31
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission file number 001-16465

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The aggregate market value of the common equity held by non-affiliates as of June 30, 2010 was $18,574,972.50, assuming a closing price of $1.61 and outstanding shares held by non-affiliates of 11,537,250.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 1, 2011, there were 23,988,414 shares of our Common Stock issued and outstanding.

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

None except exhibits.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2010

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

Our goal is to become a leading provider of safety medical products.

Advantages of our VanishPoint® safety products include protection from needlestick injuries, prevention of cross contamination through reuse, and reduction of disposal and other associated costs.  Federal regulation now requires the use of safe needle devices. We have developed and are developing new safety medical products, some of which do not utilize our patented retraction technology.

Our VanishPoint® safety products (consisting of 1mL tuberculin, insulin, and allergy antigen VanishPoint® syringes; 0.5mL, 2mL, 3mL, 5mL, and 10mL VanishPoint® syringes; the VanishPoint® blood collection tube holder; autodisable syringe; and the VanishPoint® IV safety catheter) utilize a unique friction ring mechanism patented by Thomas J. Shaw, our Founder, President, and Chief Executive Officer.  VanishPoint® safety needle products are designed specifically to prevent needlestick injuries and to prevent reuse.  The friction ring mechanism permits the automated retraction of the needle into the barrel of the syringe, directly from the patient, after delivery of the medication is completed.  The VanishPoint® blood collection tube holder utilizes the same mechanism to retract the needle after blood has been drawn from the patient.  Closure of an attached end cap of the blood collection tube holder causes the needle to retract directly from the patient into the closed blood collection tube holder.  The IV safety catheter also operates with a friction ring mechanism whereby the needle is retracted after insertion of the catheter into the patient.  We also have a Patient Safe® syringe which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.

Our products have been and continue to be distributed nationally through numerous distributors.  However, we have been blocked from access to the market by exclusive marketing practices engaged in by BD which dominates our market.  We initiated a lawsuit in 2007 against BD.  The suit was for patent infringement, antitrust practices, and false advertising.  The court severed the patent claims from the other claims pending resolution of the patent dispute.  In May 2010, the Court determined that BD’s Integra products infringed our patents, but the Court’s injunction was stayed pending appeal, so the products remain in the market at this time.  However, BD voluntarily removed its 1cc syringes from the market.  The portion of the suit regarding antitrust and other claims is currently scheduled to be tried in the first quarter of 2012.

We continue to attempt to gain access to the market through our sales efforts, our innovative technology, introduction of new products, and, when necessary, litigation.  We continue to focus on methods of upgrading our manufacturing capability and efficiency in order to reduce costs.

Effective July 12, 2010, we entered into a settlement agreement with Abbott Laboratories (“Abbott”), and Hospira, Inc. (“Hospira”).  Pursuant to this settlement agreement, we received $6 million in the third quarter of 2010 and Abbott waived its rights to a marketing fee of $1,419,760 and any Series IV Class B preferred stock dividends.  Additionally, we granted Hospira an exclusive one-year option to negotiate a licensing agreement for certain uses of our Patient Safe® syringe.  It has not exercised its option.   As part of the option fee, we have received from Hospira two payments of $2 million each in the fourth quarter of 2010 and first quarter of 2011 and expect another two payments of $2 million each in the second and third quarters of 2011, for a total of $8 million.

We and Thomas J. Shaw, our Founder and CEO, entered into a Technology License Agreement dated effective as of the 23rd day of June 1995, whereby Mr. Shaw granted us a worldwide exclusive license to manufacture, market, sell, and distribute ‘Licensed Products’ and ‘Improvements’ until the expiration of the last ‘Licensed Patents’ unless sooner terminated under certain conditions without right to sublicense.  ‘Licensed Products’, ‘Improvements’, and ‘Licensed Patents’ are all terms that are extensively defined in the Technology License Agreement, as amended.  In exchange, we paid a $500,000 initial licensing fee and a 5% royalty on gross sales after returns of ‘Licensed Products’.  See “Patents, Trademarks, Licenses, and Proprietary Rights” for a more detailed discussion.

Financial Information

Please see the financial statements in Item 8 Financial Statements and Supplementary Data for information about our revenues, profits and losses for the last three years, and total assets for the last two years.

Principal Products

Our products with Notice of Substantial Equivalence to the U.S. Food and Drug Administration (“FDA”) and which are currently sold include the 1mL tuberculin; insulin; allergy antigen VanishPoint® syringes; 2mL, 3mL, 5mL, and 10mL VanishPoint® syringes; the VanishPoint® blood collection tube holder; the VanishPoint® IV safety catheter; small diameter tube adapter; and the Patient Safe® syringe.  We are also selling autodisable syringes in the international market in addition to our other products.

In the August 2007 issue of Health Devices, ECRI listed the VanishPoint® syringe as one of two syringes with the highest possible rating.

Syringe sales comprised 98.6%; 98.9%; and 97.3% of revenues in 2008, 2009, and 2010.

Principal Markets

Our products are sold to and used by healthcare providers primarily in the U.S. (with 18.3% of revenues in 2010 generated from sales outside the U.S.) which include, but are not limited to, acute care hospitals, alternate care facilities, doctors’ offices, clinics, emergency centers, surgical centers, convalescent hospitals, Veterans Administration facilities, military organizations, public health facilities, and prisons.  Sales in the international market continue to grow.

The syringe and needle device market continues to be a market in transition.  The nature of the products comprising the market is gradually changing from standard to safety devices.  The impetus for the change to safety devices is the risk that is carried with each needlestick injury which includes the transmission of over 20 bloodborne pathogens, including the human immunodeficiency virus (“HIV,” which causes AIDS), hepatitis B, and hepatitis C.  Because of the occupational and public health hazards posed by conventional disposable syringes, public health policy makers, domestic organizations, and government agencies have been involved in the effort to get more effective safety needle products to healthcare workers.  Federal legislation was signed into law on November 6, 2000, by former President William Jefferson Clinton.  This legislation, which became effective for most states on

April 12, 2001, now requires safety needle products be used for the vast majority of procedures.  However, even with this requirement, hospitals are neglecting to follow the law intended to protect healthcare workers.

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

We distribute our products throughout the U.S. and its territories through general line and specialty distributors.  We also utilize international distributors.  We have developed a national direct marketing network in order to market our products to health care customers and their purchaser representatives.  Our marketers make contact with all of the departments that affect the decision-making process for safety products, including the purchasing agents.  They call on acute care and alternate care sites and speak directly with the decision-makers of these facilities.  We employ trained clinicians, including registered nurses and/or medical technologists that educate healthcare providers and healthcare workers on the use of safety devices through on-site clinical training, exhibits at related tradeshows, and publications of relevant articles in trade journals and magazines.  These nurses provide clinical support to customers.  In addition to marketing our products, the network demonstrates the safety and cost effectiveness of the VanishPoint® automated retraction products to customers.

In the needle and syringe market, the market share leader, BD, has utilized, among other things, long-term exclusive contracts which have restricted our entry into the market.  Other needle related products manufactured by us that are being denied market access as a result of BD’s anti-competitive actions include the IV safety catheters and blood collection tube holders.

We have numerous agreements with organizations for the distribution of our products in foreign markets.  The recognition for the urgency of safe needle devices in parts of Europe has followed the U.S. model.  The European Hospital and Healthcare Employers’ Association (HOSPEEM) and the European Federation of Public Services Union (EPSU) have entered into an agreement to help prevent needlestick injuries among hospital staff.  The European Commission has issued a proposal for a council directive to implement the agreement.  Regions within Asia, South America, Australia, and Africa are also recognizing the need for our products.

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

Sources and Availability of Raw Materials

We purchase most of our product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  We own the molds that are used to manufacture the plastic components of our products in the U.S.  Our current suppliers include Magor Mold, Inc., Helix Medical (formerly APEC), Channel Prime Alliance, Exacto Spring Corporation, Sterigenics, and Kovacmed.

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

In 2010 we obtained roughly 64.1% of our finished products through Double Dove, a Chinese manufacturer.  We believe we could make up any long-term disruption in these supplies by utilizing more of the capacity at the Little Elm facility, except for 0.5mL, autodisable, 5mL, and 10mL syringes which comprised about 8.4% of our 2010 revenues.

Seasonality

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.  In the third quarter of 2009, we were awarded a contract by the Department of Health and Human Services (“DHHS”) to supply a portion of the safety engineered syringes to be used in the U.S. efforts to vaccinate the U.S. population against the Swine Flu.  The impact on us was material in 2009.  Sales to the DHHS comprised 24.4% of our revenues for the twelve months ended December 31, 2009.

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

Accounts payable and other short-term liabilities include amounts that we believe we have an obligation for at the end of year.  These included charges for goods or services received in 2010 but not billed to us at the end of the year.  It also included estimates of potential liabilities such as rebates and other fees.

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

Our domestic return policy also provides that a customer may return product that is overstocked.  Overstocking returns are limited to two times in each 12 month period up to 1% of distributor’s total purchase of products for the prior 12 month period upon the following terms: i) an “overstocked” product is that portion of distributor’s inventory of the product which exceeds distributor’s sales volume for the product during the preceding four months; ii) distributor must not have taken delivery of the product which is overstocked during the preceding four months; iii) overstocked product held by distributor in excess of 12 months from the date of original invoice will not be eligible for return; iv) the product must have an expiration date of at least 24 months from the date of return; v) the overstocked product must be returned to us in our saleable case cartons which are unopened and untampered, with no broken or re-taped seals; vi) distributor will be granted a credit which may be used only to purchase other products from us, the credit to be in the amount of the invoice price of the returned product less a 10% restocking fee which will be assessed against distributor’s subsequent purchase of product; vii) distributor must obtain an authorization code from our distribution department and affix the code to the returned product; and viii) distributor shall bear the cost of shipping the returned products to us.  All product overstocks and returns are subject to inspection and acceptance by us.

Our international contracts do not provide for any returns.

Dependence on Major Customers

Three customers accounted for an aggregate of 38.6% of our revenue in 2010.  We have numerous other customers and distributors that sell our products in the U.S. and internationally.

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

For all products manufactured for sale in the foreign market, we hold a certificate of Quality System compliance with ISO 13485.  We also have approval to label products for sale into European Union countries with a CE Mark.  We will continue to comply with the regulatory regulations of all countries in which our products are registered for sale.

Competitive Conditions

Our products are sold to and used by healthcare providers primarily in the U.S. (with 18.3% of revenues in 2010 generated from sales outside the U.S.) which include, but are not limited to, acute care hospitals, alternate care facilities, doctors’ offices, clinics, emergency centers, surgical centers, convalescent hospitals, Veterans Administration facilities, military organizations, public health facilities, and prisons.

We compete primarily on the basis of product performance and quality.  We believe our competitive advantages include, but are not limited to, our leadership in quality and innovation. We believe our products continue to be the most effective safety devices in today’s market.  Our syringe products include passive safety activation, require less disposal space, and are activated while in the patient, virtually eliminating exposure to the contaminated needle.  Our price per unit is competitive or even lower than the competition once all the costs incurred during the life cycle of a syringe are considered. Such life cycle costs include disposal costs, testing and treatment costs for needlestick injuries, and treatment for contracted illnesses through needlestick injuries.  We sued Occupational and Medical Innovations Limited (“OMI”) in April 2008 and separately sued BD in June 2007 for claims of patent infringement (See Item 3. Legal Proceedings for BD case information), and in March 2010 and May 2010, respectively, the products of such companies were found to infringe our patents.  These judgments may have increased demand for our product.

We have two major domestic competitors, BD and Covidien Ltd. (“Covidien”).  BD, Terumo Medical Corp. (“Terumo”), and B Braun are international competitors.

Founded in 1897, BD is headquartered in New Jersey.  BD’s safety-engineered device sales accounted for approximately 23% of BD’s total 2010 sales.  Included as safety-engineered devices manufactured by BD are the SafetyLok™, a syringe that utilizes a tubular plastic sheath that must be manually slid over the needle after an injection, and the SafetyGlide™, a needle which utilizes a hinged lever to cover the needle tip.  BD also manufactures a safety blood collection and hypodermic needle that utilizes the Eclipse™ needle cover.  BD also manufactured the Integra 3mL and 1mL (the 1mL has been taken off the market) retracting needle product based on a license agreement with Specialized Health

Products International, Inc. (formerly the Med-Design Corporation).  The Integra, a retractable syringe offered by BD, was the subject product in a patent infringement case found in our favor.  See Item 3. Legal Proceedings.  BD’s “Vacutainer®” blood collection products are commonly used as industry jargon to refer to blood collection products in general.

Terumo manufactures standard syringes, blood collection tube holders, safety syringes, and blood collection devices.  It operates internationally and has sales in more than 150 countries.

Both BD’s SafetyLok™ and Covidien’s Monoject® safety syringes require the use of two hands and several extra steps to activate the tubular plastic shield which must be slid and locked into place to protect the needle.  These products must be removed from the patient prior to activation, resulting in exposure to the contaiminated needle.  In contrast, use of the VanishPoint® syringe is identical to that of a standard syringe until the end of an injection, when the automated retraction mechanism retracts the needle directly from the patient safely into the barrel of the syringe.  This allows both hands to remain safely out of harm’s way.  If the Integra 3mL syringe is removed from the market, VanishPoint® will be the only fully passive retractable syringe being manufactured in commercial quantities in the U.S.

BD and Covidien have controlling U.S. market share; greater financial resources; larger and more established sales, marketing, and distribution organizations; and greater market influence, including long-term and/or exclusive contracts.  The current conditions have restricted competition in the needle and syringe market.  BD may be able to use its resources to improve its products through research or acquisitions or develop new products, which may compete more effectively with our products.

We continue to attempt to gain access to the market through our sales efforts, our innovative technology, introduction of new products, and, when necessary, litigation.  We continue to focus on methods of upgrading our manufacturing capability and efficiency in order to reduce costs.

Our safety needle products have an advantage over non-retracting safety needles because minimal training and changes to practitioners’ normal routines are required.  Use of our products also prohibits unfortunate and improper reuse.  Several factors could materially and beneficially affect the marketability of our products.  Demand could be increased by existing legislation and other legislative and investigative efforts.  Licensing agreements could provide entry into new markets and generate additional revenue.  Further, outsourcing arrangements could increase our manufacturing capacity with little or no capital outlay and provide a competitive cost.

Two well-established companies control most of the U.S. market.  Our competitive position is also weakened by the method that providers use for making purchasing decisions and the fact that our initial price per unit for our safety needle products may be higher.

Research and Development

We spent $1,066,068; $1,030,622; and $885,445 in fiscal 2008, 2009, and 2010 respectively, on research and development.  Costs in 2010 were primarily for compensation costs and validation costs.  Our ongoing research and development activities are performed by an internal research and development staff.  This team of engineers is developing process improvements for current and future automated machines.  Our limited access to the market has slowed the introduction of products.  Possible future products include other needle medical devices to which the automated retraction mechanism can be applied as well as other safety medical devices.

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

Employees

As of March 1, 2011, we had 159 employees.  154 of such employees were full time employees.

Financial Information About Geographic Areas

We have minimal long-lived assets in foreign countries.  Shipments to international customers generally require a prepayment either by wire transfer or an irrevocable confirmed letter of credit.  We do extend credit to international customers on some occasions depending upon certain criteria, including, but not limited to, the credit worthiness of the customer, the stability of the country, banking restrictions, and the size of the order.  All transactions are in U.S. currency.  We attribute sales to countries based on the destination of shipment.

	2010	2009	2008
U.S. sales	$29,577,050	$34,466,797	$23,244,370
North and South America sales (excluding U.S.)	4,887,073	1,764,584	937,698
Other international sales	1,755,439	2,750,456	3,717,250
Total sales	$36,219,562	$38,981,837	$27,899,318

Long-lived assets
U.S.	$12,297,942	$13,961,445	$14,435,667
International	$262,650	$272,736	$—

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

We Compete in a Monopolistic Marketplace

We operate in an environment that is dominated by BD, the major syringe manufacturer in the U.S.  We believe that its monopolistic business practices continue despite: (i) its paying $100 million in 2004 to settle a prior lawsuit with us for anticompetitive practices, business disparagement, and tortious interference and (ii) the fact that its Integra products were found to infringe our products in May 2010. The Court’s injunction in this case was stayed pending appeal.  We have also sued BD alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition. This suit is scheduled to be tried on January 10, 2012.

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

Our Patents Are Subject to Litigation

We were involved in two patent disputes both of which were found in our favor in 2010.  A final appellate decision in one such suit is anticipated to occur in 2011.  Further, we have been sued by BD and MDC for patent infringement.  See Item 3. Legal Proceedings for more information.  Patent litigation and challenges involving our patents are costly and unpredictable and may deprive us of market exclusivity for a patented product or, in some cases, third party patents may prevent us from marketing and selling a product in a particular geographic area.

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

Our Competitors Have Greater Resources

Our competitors have greater financial resources, larger and more established sales and marketing and distribution organizations, and greater market influence, including long-term contracts.  These competitors may be able to use these resources to improve their products through research and acquisitions or develop new products, which may compete more effectively with our products.  If our competitors choose to use their resources to create products superior to ours, we may be unable to sell our products and our ability to continue operations would be weakened.

The Majority of Our International Sales Are Filled Using One Supplier

Most international sales are filled by production from Double Dove.  In the event that we become unable to purchase such product from Double Dove, we would need to find an alternate supplier for the 0.5mL insulin syringe, the 0.5mL autodisable syringe, and the 5mL and 10mL syringes.  We would increase domestic production for the 1mL and 3mL syringes to avoid a disruption in supply.  As of December 31, 2010, approximately 64.1% of our production was provided by Double Dove.  18.3% of our sales in 2010 were international.

Fluctuations in Supplies of Inventory Could Temporarily Increase Costs

Fluctuations in the cost and availability of raw materials and inventory and the ability to maintain favorable supplier arrangements and relationships could result in the need to manufacture all (as opposed to 33.4%) of the products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

We Are Controlled by One Shareholder

Thomas J. Shaw, our President and Chairman of the Board owns 32.1% of the outstanding Common Stock as of March 1, 2011 and beneficially owns an additional 15.8% with Ms. Suzanne August.  2,800,000 of such beneficially owned shares held by Ms. August are controlled by Mr. Shaw pursuant to a Voting Agreement, which terminates upon sale of all the shares for value or if terminated by both parties in writing.  Mr. Shaw will, therefore, have the ability to direct our operations and financial affairs and to substantially influence the election of members of our Board of Directors.  His interests may not always coincide with our interests or the interests of other stockholders.  This concentration of ownership, for example, may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially adversely affect the market price of our Common Stock.  Of the 23,988,414 shares of Common Stock outstanding as of March 1, 2011, executive officers, affiliates, and Directors own or control 11,537,250 (48.1%) of the shares of outstanding Common Stock, not including Common Stock equivalents such as preferred shares and options.

We Have Limited Access to the Capital Markets

The volume of trading in our Common Stock on the NYSE Amex LLC (“NYSE Amex”) (formerly the American Stock Exchange) is low.  Accordingly, it is unclear if there is any significant market for our shares.  This may reduce our ability to raise cash through public or private offerings in the future.

Our Stock Price Is Low

Our stock price may be deemed to have been selling “for a substantial period of time at a low price per share” which may result in our receipt of a notification from the NYSE Amex that a reverse split is necessary.  We have received no such notification.  When a company receives such a notification, failure to effect a reverse stock split may result in suspension or removal from trading on the NYSE Amex.  The NYSE Amex may initiate delisting procedures in its discretion.  Delisting of our shares would greatly affect the liquidity of our shares and would reduce our ability to raise funds from the sale of equity in the future.  However, we believe such delisting application to be unlikely.  Furthermore, in the event that we receive a deficiency letter from the NYSE Amex, we will have the right to appeal such determination.  In addition, entities that were given such notices under the NYSE Amex standards were generally given up to 5 to 18 months to execute a plan to bring themselves into compliance with the listing standards.

Current Economic Conditions May Decrease Collectability of Accounts

Although we believe that we have granted credit to credit-worthy firms, current economic conditions may affect the timing and/or collectability of some accounts.  The allowance for doubtful accounts increased by $98,934 for 2010 which brings the balance to $780,900.

We Face Inherent Product Liability Risks

As a manufacturer and provider of safety needle products, we face an inherent business risk of exposure to product liability claims.  If a product liability claim is made and damages are in excess of our product liability coverage, our competitive position could be weakened by the amount of money we could be required to pay to compensate those injured by our products.  We have product liability coverage with Travelers Property and Casualty covering up to $11,000,000 per occurrence, with coverage up to $11,000,000 in the aggregate.  Each claim is subject to a $25,000 deductible.

In the event of a recall, we do not have recall insurance.

Item 1B. Unresolved Staff Comments.

Not applicable and none.

Item 2. Properties.

Our 22,500 square foot headquarters is located at 511 Lobo Lane, on 35 acres, which we own, overlooking Lake Lewisville in Little Elm, Texas.  The headquarters are in good condition and house our administrative offices and manufacturing facility.  The manufacturing facility produced approximately 33.4% of the units that were manufactured in 2010.  We placed a 47,250 square foot warehouse in service in March 2005 and expanded it (by an additional 47,250 feet) in 2009.  In the event of a disruption in service of our outside supplier, Double Dove, we believe we could produce quantities sufficient to meet demand under current circumstances except for demand for 0.5mL, 5mL, and 10mL syringes.  In that event, we would attempt to engage another manufacturer.  The 5mL and 10mL syringes are sold principally in the international market. In 2010, we utilized approximately 60% of our current U.S. productive capacity.

On August 29, 2008, we obtained a $4,210,000 loan from Lewisville State Bank, a division of 1st International Bank.  The purpose of the loan was to expand the warehouse, including additional office space, and construct a new Controlled Environment.  The loan was renewed on December 10, 2009 with a 20 year amortization and 10 year maturity.  The interest rate is 5.968%. The construction project has been completed.

In the opinion of Management, the property and equipment are suitable for their intended use and are adequately covered by an insurance policy.

Item 3. Legal Proceedings.

In June 2010, BD filed an appeal in the U.S. Court of Appeals for the Federal Circuit appealing a final judgment entered on May 19, 2010 for us and against BD’s counterclaims in patent litigation.  Such final judgment ordered that we recover $5,000,000 plus prejudgment interest, and ordered a permanent injunction for BD’s 1mL and 3mL Integra syringes until the expiration of certain patents.  The permanent injunction was stayed for the longer of the exhaustion of the appeal of the district court’s case or twelve months from May 19, 2010.  Briefing for the appeal has been completed and oral argument took place March 10, 2011.  At this time, a final decision by the appellate court is anticipated to occur in 2011.

In May 2010, our and an officer’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  We and an officer filed a Second Amended Complaint on July 23, 2010 setting forth additional detail regarding the allegations of BD’s illegal conduct.  BD filed a motion to dismiss and the Court denied that motion in part and granted it in part, granting us the right to re-plead certain allegations by May 13, 2011.  A scheduling conference was held on January 31, 2011 and a trial date was set for January 10, 2012.

In September 2007, BD and MDC Investment Holdings, Inc. (“MDC”) sued us in the United States District Court for the Eastern District of Texas, Texarkana Division, initially alleging that we are infringing two U.S. patents of MDC (6,179,812 and 7,090,656) that are licensed to BD. BD and MDC seek injunctive relief and unspecified damages.  We counterclaimed for declarations of non-infringement, invalidity, and unenforceability of the asserted patents.  The plaintiffs subsequently dropped allegations with regard to patent no. 7,090,656 and we subsequently dropped our counterclaims for unenforceability of the asserted patents.  The Court conducted a claims construction hearing on September 25, 2008 and issued its claims construction order on November 14, 2008.  A trial date has been set for February 14, 2012.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our Common Stock has been listed on the NYSE Amex under the symbol “RVP” since May 4, 2001.  Our closing price on March 1, 2011, was $1.61 per share.  Shown below are the high and low sales prices of our Common Stock as reported by the NYSE Amex for each quarter of the last two fiscal years:

2010	High	Low
Fourth Quarter	$1.93	$1.35
Third Quarter	$1.88	$0.83
Second Quarter	$1.80	$1.20
First Quarter	$2.03	$1.31

2009	High	Low
Fourth Quarter	$2.13	$1.35
Third Quarter	$2.95	$0.68
Second Quarter	$0.98	$0.60
First Quarter	$0.90	$0.43

SHAREHOLDERS

As of March 1, 2011, there were 23,988,414 shares of Common Stock held by 255 shareholders of record not including shareholders who beneficially own Common Stock held in nominee or “street name.”

DIVIDENDS

We have not ever declared or paid any dividends on the Common Stock.  We have no current plans to pay any cash dividends on the Common Stock.  We intend to retain all earnings, except those required to be paid to the holders of the Preferred Stock as resources allow, to support operations and future growth.  Dividends on Common Stock cannot be paid so long as preferred dividends are unpaid.  As of December 31, 2010, there was an aggregate of $13.6 million in preferred dividends in arrears.

EQUITY COMPENSATION PLAN INFORMATION

See Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for a chart describing compensation plans under which equity securities are authorized.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return for our Common Stock from December 31, 2005 to December 31, 2010, to the total returns for the Russell Microcap® and Becton, Dickinson and Company (or “BDX”), a peer issuer.  The graph assumes an investment of $100 in the aforementioned equities as of December 31, 2005, and that all dividends are reinvested.

RECENT SALES OF UNREGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

No repurchases were made in the fourth quarter of 2010.

Item 6. Selected Financial Data.

The following selected financial data is qualified by reference to, and should be read in conjunction with, our audited financial statements and the notes to those statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.  The selected Statements of Operations data presented below for the years ended December 31, 2007 and 2006 and the Balance Sheet data as of December 31, 2008, 2007, and 2006 have been derived from our audited financial statements, which are not included herein.

(In thousands except for earnings per share, shares, and percentages)*

	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006
Sales, net	$36,219	$38,982	$27,899	$26,290	$20,897
Reimbursed discounts	—	—	—	—	4,427
Total sales	36,219	38,982	27,899	26,290	25,324
Cost of sales	23,815	25,466	19,673	18,300	17,778
Gross profit	12,404	13,516	8,226	7,990	7,546
Total operating expenses	19,185	26,812	18,671	17,936	14,261
Loss from operations	(6,781)	(13,296)	(10,445)	(9,946)	(6,715)
Interest income	32	58	855	1,870	1,976
Interest expense, net	(302)	(22)	(54)	(326)	(411)
Litigation settlements, net	9,276	—	—	—	—
Income (loss) before income taxes	2,225	(13,260)	(9,644)	(8,402)	(5,150)

	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006
Benefit for income taxes	(176)	(3,838)	—	(1,454)	(1,280)
Net income (loss)	2,401	(9,422)	(9,644)	(6,948)	(3,870)
Preferred Stock dividend requirements	(1,371)	(1,371)	(1,373)	(1,399)	(1,451)
Earnings (loss) applicable to common shareholders	$1,030	$(10,793)	$(11,017)	$(8,347)	$(5,321)
Earnings (loss) per share — basic	$0.04	$(0.45)	$(0.46)	$(0.35)	$(0.23)
Earnings (loss) per share — diluted	$0.04	$(0.45)	$(0.46)	$(0.35)	$(0.23)
Weighted average shares outstanding — basic	23,872,783	23,806,533	23,794,566	23,727,029	23,591,999
Weighted average shares outstanding — diluted	26,248,874	23,806,533	23,794,566	23,727,029	23,591,999

Current assets	$40,224	$39,262	$43,614	$51,916	$57,781
Current liabilities	$9,986	$13,196	$10,238	$8,786	$6,891
Property, plant, and equipment, net	$12,561	$14,234	$14,436	$11,483	$12,212
Total assets	$53,191	$53,941	$58,539	$64,330	$70,795
Long-term debt, net of current maturities	$4,304	$4,825	$6,096	$3,747	$4,137
Stockholders’ equity	$38,901	$35,920	$42,206	$51,761	$59,710
Redeemable Preferred Stock (in shares)	2,279,016	2,285,266	2,285,266	2,329,916	2,441,166
Cash dividends per common share	$—	$—	$—	$—	$—
Gross profit margin	34.2%	34.7%	29.5%	30.4%	29.8%

*              Events that could affect the trends indicated above include continued reductions in manufacturing costs, changing average sales prices, the gaining of market access, and protection of our patents.  We have been successful in protecting our patents, most recently against BD and OMI.  (See Item 3. Legal Proceedings for BD case information.)  As our products are made from petroleum products, the changing cost of oil and transportation may have an impact on our costs to the extent increases may not be recoverable through price increases of our products and reductions in oil prices may not quickly affect petroleum product prices.  Sales to the Department of Health and Human Services (“DHHS”) comprised 24.4% of our revenues for the twelve months ended December 31, 2009, which affects comparability between 2009 and other years.  Receipt of settlement proceeds and option payments from Abbott and Hospira positively affected 2010 results.  Cost cutting measures implemented at the end of the second quarter of 2009 and an agreement reached in the second quarter of 2010 with our litigation counsel to cap certain legal fees should both contribute to a lower level of expenses going forward.

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

OVERVIEW

We have been manufacturing and marketing our products into the marketplace since 1997.  We currently provide other safety medical products in addition to safety syringe products.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.  Safety syringes comprised 97.3% of our sales in 2010.

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.  In 2009, we had a contract to provide DHHS with syringes to be used in the U.S. efforts to provide swine flu vaccinations.  This contract was material for 2009 and affects comparability to 2009 financial data.

Our products have been and continue to be distributed nationally through numerous distributors.  However, we have been blocked from access to the market by exclusive marketing practices engaged in by BD, which dominates the market.  We believe that its monopolistic business practices continue despite: (i) its paying $100 million in 2004 to settle a prior lawsuit with us for anticompetitive practices, business disparagement, and tortious interference and (ii) the fact that its Integra products were found to infringe our products in May 2010.  The Court’s injunction in this case was stayed pending appeal.  Although we have made limited progress in some areas, such as the alternate care and international markets, our volumes are not as high as they should be given the nature and quality of our products and the federal and state legislation requiring the use of safe needle devices.

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

At the end of the second quarter of 2009, we announced that in the interest of the long-term survival of the Company we would reorganize some of the Company’s functions and implement staff reductions, all in order to minimize our cash expenditures and conserve our resources.  Our workforce was reduced by 16% on July 1, 2009.  However, due to the increase in production from sales to DHHS, we increased the workforce at the Little Elm facility beginning in the latter part of the third quarter of 2009.  Salaries for all personnel above a certain salary level were cut by 10% in 2009.  Although certain salary reductions remain in place, we granted payments to our employees to offset such salary reductions in 2010.  As a result of the cost cutting measures, compensation costs for 2010 included in Operating expenses were reduced by $800,000.

Our litigation costs for 2010 were approximately $5.1 million less than the prior year.  Additional reductions in expenses in 2010 as compared to 2009 include reductions of $771,000 for stock option expense, $178,000 for travel and entertainment, $173,000 for consulting, $77,000 in 401(k) expense, and $48,000 for marketing expense.

We are bringing additional molding operations to Little Elm as a cost saving measure. We continue to focus on methods of upgrading our manufacturing capability and efficiency in order to reduce costs.

Effective July 12, 2010, we entered into a settlement agreement with Abbott and Hospira.  Pursuant to this settlement agreement, we received $6 million in the third quarter of 2010 and Abbott waived its rights to a marketing fee of $1,419,760 and any Series IV Class B preferred stock dividends.  Additionally, we granted Hospira an exclusive one-year option to negotiate a licensing agreement for certain uses of our Patient Safe® syringe.  It has not exercised its option.   As part of the option fee, we have received from Hospira two payments of $2 million each in the fourth quarter of 2010 and first quarter of 2011 and expect another two payments of $2 million each in the second and third quarters of 2011, for a total of $8 million.  In the third quarter of 2010, we granted bonuses to certain officers and employees in recognition of work leading to the Abbott settlement.

In the second quarter of 2010, we reached an agreement with our counsel, Locke Lord Bissell & Liddell, regarding future litigation expenditures that caps certain of our litigation costs in exchange for a contingent fee interest.  We believe this agreement serves both our short-term and long-term interests and will reduce the legal fee component of our General and administrative costs and will impact our cash flow in a positive manner.

Product purchases from Double Dove, a Chinese manufacturer, have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In 2010, Double Dove manufactured approximately 64.1% of the units we produced.  The cost of production per unit has generally declined as volumes increased.  We believe we could make up any long-term disruption in these supplies by utilizing more of the capacity at the Little Elm facility, except for the 0.5mL insulin syringe, the 5mL and 10mL syringes, and the autodisable syringe which altogether comprised about 8.4% of our 2010 revenues.

With increased volumes, our manufacturing unit costs have generally tended to decline.  Factors that could affect our unit costs include increases in costs by third party manufacturers, changing production volumes, costs of petroleum products, and transportation costs.  Increases in such costs may not be recoverable through price increases of our products.

RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements.  All period references are to our fiscal years ended December 2010, 2009, or 2008.  Dollar amounts have been rounded for ease of reading.

Comparison of Year Ended

December 31, 2010 and Year Ended December 31, 2009

Revenues decreased 7.1%, due principally to the effect of the DHHS contract in 2009.  Domestic sales were 81.7% of revenues with international sales comprising the remainder.  Unit sales decreased 7.4%.  Domestic unit sales decreased 16.8% and average sales prices increased 3.2%.  International unit sales increased 31.2% and average international selling prices increased.

Cost of sales decreased due to lower volume of product sold.  Royalty expenses increased due to higher gross sales as well as net litigation proceeds.

As a result, gross profit margins decreased from 34.7% in 2009 to 34.2% in 2010.

Operating expenses decreased 28.4% from the prior year due to lower litigation costs, lower compensation costs ($800,000), lower stock option expense ($771,000), and lower travel and entertainment costs ($178,000).  Our litigation costs for 2010 were approximately $5.1 million less than the prior year.  Lower litigation costs are the result of an  agreement between us and our counsel to cap certain litigation fees.  Additional reductions in expenses in 2010 as compared to 2009 include reductions of $173,000 for consulting, $77,000 in 401(k) expense, and $48,000 for marketing expense.

In 2010, we recognized impairment charges of $365,295 for costs associated with research and development activities compared to impairment charges of $2.6 million in 2009 associated with catheter production equipment.

Operating loss was $6.8 million in 2010 compared to an operating loss in 2009 of $13.3 million.

Interest income decreased due to lower interest rates.  Interest expense increased due to higher average loan balances and a reduction in capitalized interest.

Litigation settlements, net reflects cash proceeds of $8.0 million from Hospira and a waiver of $1.4 million in marketing fees payable to Abbott. A receivable from Abbott for $144 thousand was also waived.

Benefit for income taxes consists principally of additional refunds due for our 2009 federal tax return reduced by $130 thousand due in Alternative Minimum Tax for 2010.

Cash flow from operations was $8.7 million for 2010 due principally to litigation settlements and improved results from operations.

Comparison of Year Ended

December 31, 2009 and Year Ended December 31, 2008

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

Sales and marketing expenses decreased due primarily to lower compensation due to staff reduction and reduction in pay, lower advertising expenses, and reduced travel costs.  Stock option expense and consulting costs increased.

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

Cash flow from operations was a negative $12.3 million for 2009 due principally to operating losses and increases in receivables.  Most of the increase in receivables was related to billings in December 2009 to DHHS and collected in January 2010.  The increase in income taxes receivable was related to a refund for carryback of our 2009 net operating loss.  We filed for this refund early in the second quarter of 2010 and received the refund in 2010.  The effect of non-cash expenses and the change in working capital was a negative $2.9 million.  Investing activities utilized $2.4 million in cash.

LIQUIDITY

At the present time, Management does not intend to raise equity capital.  Due to the funds received from prior litigation settlements, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing as the primary ongoing sources of cash.

Our cash position has improved $5.1 million, or 28.4%, over 2009.  The improvement is directly related to the litigation proceeds paid in 2010 and the effect of cost reduction measures taken in 2009 and 2010.  Reduction in litigation costs, particularly from the second quarter of 2010 through the end of the year, were significant.  We expect these lower litigation costs and the effect of the cost reductions to continue.

Historical Sources of Liquidity

We have historically funded operations primarily from the proceeds from revenues, private placements, loans, and litigation settlements.

Internal Sources of Liquidity

Margins and Market Access

To routinely achieve break even quarters, we need minimal access to hospital markets which has been difficult to obtain due to the monopolistic marketplace which was the subject of our initial lawsuit and now also included in our second antitrust lawsuit against BD.  We will continue to attempt to gain access to the market through our sales efforts, innovative technology, the introduction of new products, and, when necessary, litigation.

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

Seasonality

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.  In 2009, we had a contract to provide DHHS with syringes to be used in the U.S. efforts to provide swine flu vaccinations.  This contract was material for 2009 and affects comparability to 2009 financial data.

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

Effective July 12, 2010, we entered into a settlement agreement with Abbott and Hospira.  Pursuant to this settlement agreement, we received $6 million in the third quarter of 2010 and Abbott waived its rights to a marketing fee of $1,419,760 and any Series IV Class B preferred stock dividends.  Additionally, we granted Hospira an exclusive one-year option to negotiate a licensing agreement for certain uses of our Patient Safe® syringe.  It has not exercised its option.   As part of the option fee, we have received from Hospira two payments of $2 million each in the fourth quarter of 2010 and first quarter of 2011 and expect another two payments of $2 million each in the second and third quarters of 2011, for a total of $8 million.

CAPITAL RESOURCES

Material Commitments for Expenditures

In March 2011, we purchased four molding machines to expand our in-house molding capability and further reduce costs. The purchase price is $453,000 and financing is expected to be completed in the second quarter of 2011.

Trends in Capital Resources

Interest expense may increase due to the reduction of capitalized interest at the present time.  It may also be affected by additional loans or rising interest rates.  Interest income may continue to be negatively affected by lower interest rates and our prior movement of cash to U.S. Treasury bills and other U.S. government backed securities.  Although we believe that we have granted credit to credit-worthy firms, current economic conditions may affect the timing and/or collectability of some accounts.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

Contractual Obligations and Commercial Commitments

The following chart summarizes our material obligations and commitments to make future payments under contracts for long-term debt as of December 31, 2010:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Long-term debt, including current maturities	$4,845,454	$537,221	$584,033	$290,606	$3,433,594
Operating lease	303,980	59,194	122,007	122,779	—
	$5,149,434	$596,415	$706,040	$413,385	$3,433,594

These amounts do not reflect the effect of the beneficial conversion feature of the note payable to Katie Petroleum and therefore will be greater than the amounts in the financial statements.

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

We require certain distributors to make a prepayment prior to beginning production or shipment of their order.  Distributors may apply such prepayments to their outstanding invoices or pay the invoice and continue to carryforward the deposit for future orders.  Such amounts are included in Other accrued liabilities on the Balance Sheets and are shown in Note 6, Other Accrued Liabilities.

We record an allowance for estimated returns as a reduction to accounts receivable and gross sales.  Historically, returns have been less than 0.5% of net sales.

Revenue Recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products that we have not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to us. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to us. The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is netted against the individual distributor’s accounts receivable balances for financial reporting purposes.  The resulting net balance is reflected in accounts receivable or accounts payable, as appropriate.  The terms and conditions of contractual pricing allowances are governed by contracts between us and our distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership passes from us.  Any product shipped or distributed for evaluation purposes is expensed.

Certain distributors have taken rebates to which they are not entitled, such as utilizing a rebate for products not purchased directly from us.  We have been in discussions with the principal customers that claimed non-contractual rebates.  Major customers said they have ceased the practices resulting in claiming non-contractual rebates.  The product for which they were claiming rebates was actually product they had not purchased from us.  Rebates can only be claimed on purchases made directly from us. We have established a reserve for the collectability of these non-contractual rebate amounts.  The expense for the reserve is recorded in Operating expense, General and administrative.  The reserve for such non-contractual deductions is a reduction of accounts receivable.

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

Our domestic return policy also provides that a customer may return product that is overstocked.  Overstocking returns are limited to two times in each 12 month period up to 1% of distributor’s total purchase of products for the prior 12 month period.  All product overstocks and returns are subject to inspection and acceptance by us.

Our international distribution agreements do not provide for any returns.

Inventories

Inventories are valued at the lower of cost or market, with cost being determined using actual average cost.  We compare the average cost to the market price and record the lower value.  Management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time to sell such inventory, the shelf life of inventory, and current market conditions when determining excess or obsolete inventories.  A reserve is established for any excess or obsolete inventories or they may be written off.

Marketing Fees

In prior periods, Marketing fees payable to Abbott were included in current liabilities in the Balance Sheets.  In connection with the settlement with Abbott, Marketing fees payable recorded in previous periods will not have to be paid.  The reversal of this accrual is included in Litigation settlements, net on the Statements of Operations.

Item 7A. Quantitative and Qualitative Disclosures About  Market Risk.

We believe that our market risk exposures regarding our cash and cash equivalents are immaterial as we do not have instruments for trading purposes.  We shifted the bulk of our funds into U.S. Treasury bills and other U.S. government backed securities in April 2008.  Additionally, reasonable, possible near-term changes in market rates or prices will not result in material changes in near-term earnings.

Item 8. Financial Statements and Supplementary Data.

RETRACTABLE TECHNOLOGIES, INC.

FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2010 AND 2009

RETRACTABLE TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Retractable Technologies, Inc.

We have audited the accompanying balance sheets of Retractable Technologies, Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule of Retractable Technologies, Inc., listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Retractable Technologies, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ CF & Co., L.L.P.
CF & Co., L.L.P.
Dallas, Texas
March 31, 2011

RETRACTABLE TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$23,266,039	$18,126,084
Accounts receivable, net of allowance for doubtful accounts of $780,900 and $681,966, respectively	7,582,062	9,948,210
Inventories, net	8,682,191	6,907,369
Income taxes receivable	12,031	3,655,637
Other current assets	681,244	624,393
Total current assets	40,223,567	39,261,693

Property, plant, and equipment, net	12,560,592	14,234,181
Intangible and other assets, net	406,910	445,425
Total assets	$53,191,069	$53,941,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,847,966	$6,997,310
Current portion of long-term debt	519,611	2,628,652
Accrued compensation	603,484	561,484
Marketing fees payable	—	1,419,760
Accrued royalties to shareholders	949,619	843,327
Other accrued liabilities	3,910,428	745,460
Income taxes payable	155,000	—
Total current liabilities	9,986,108	13,195,993

Long-term debt, net of current maturities	4,304,460	4,824,833
Total liabilities	14,290,568	18,020,826

Commitments and Contingencies - See Note 8

Stockholders’ equity:
Preferred Stock $1 par value:
Class B; authorized: 5,000,000 shares
Series I, Class B; outstanding: 144,000 and 144,000 shares, respectively (liquidation preference of $900,000 and $900,000 respectively)	144,000	144,000
Series II, Class B; outstanding: 219,700 and 219,700, respectively (liquidation preference of $2,746,250 and $2,746,250, respectively)	219,700	219,700
Series III, Class B; outstanding: 130,245 and 130,245 shares, respectively (liquidation preference of $1,628,063 and $1,628,063, respectively)	130,245	130,245
Series IV, Class B; outstanding: 552,500 and 552,500 shares (liquidation preference of $6,077,500 and $6,077,500, respectively)	552,500	552,500
Series V, Class B; outstanding: 1,232,571 and 1,238,821 shares, respectively (liquidation preference of $5,423,312 and $5,450,812, respectively)	1,232,571	1,238,821
Common Stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 23,974,114 and 23,825,149 shares, respectively	—	—
Additional paid-in capital	57,674,737	57,089,153
Retained deficit	(21,053,252)	(23,453,946)
Total stockholders’ equity	38,900,501	35,920,473
Total liabilities and stockholders’ equity	$53,191,069	$53,941,299

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
Sales, net	$36,219,562	$38,981,837	$27,899,318
Cost of Sales
Costs of manufactured product	20,757,488	22,659,437	17,504,842
Royalty expense to shareholders	3,057,619	2,806,223	2,168,268
Total cost of sales	23,815,107	25,465,660	19,673,110
Gross profit	12,404,455	13,516,177	8,226,208

Operating expenses:
Sales and marketing	3,674,168	4,372,163	4,835,272
Research and development	885,445	1,030,622	1,066,068
General and administrative	14,260,151	18,814,392	12,769,774
Impairment of assets	365,295	2,594,602	—
Total operating expenses	19,185,059	26,811,779	18,671,114
Loss from operations	(6,780,604)	(13,295,602)	(10,444,906)

Interest and other income	32,324	57,604	855,685
Interest expense, net	(302,843)	(21,892)	(54,359)
Litigation settlements, net	9,275,760	—	—
Income (loss) before income taxes	2,224,637	(13,259,890)	(9,643,580)
Benefit for income taxes	(176,057)	(3,837,590)	—
Net income (loss)	2,400,694	(9,422,300)	(9,643,580)
Preferred Stock dividend requirements	(1,370,620)	(1,370,868)	(1,373,019)
Earnings (loss) applicable to common shareholders	$1,030,074	$(10,793,168)	$(11,016,599)

Basic earnings (loss) per share	$0.04	$(0.45)	$(0.46)

Diluted earnings (loss) per share	$0.04	$(0.45)	$(0.46)

Weighted average common shares outstanding:
Basic	23,872,783	23,806,533	23,794,566
Diluted	26,248,874	23,806,533	23,794,566

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series I Class B		Series II Class B		Series III Class B		Series IV Class B		Series V Class B		Common
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2007	144,000	$144,000	219,700	$219,700	130,245	$130,245	553,500	$553,500	1,282,471	$1,282,471	23,755,414	$—

Conversion of Preferred Stock into Common Stock	—	—	—	—	—	—	(1,000)	(1,000)	(43,650)	(43,650)	44,650	—

Recognition of stock option compensation	—	—	—	—	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2008	144,000	144,000	219,700	219,700	130,245	130,245	552,500	552,500	1,238,821	1,238,821	23,800,064	—

Recognition of stock option compensation	—	—	—	—	—	—	—	—	—	—	—	—

Recognition of stock option exercise	—	—	—	—	—	—	—	—	—	—	25,085	—

Royalty waiver	—	—	—	—	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2009	144,000	144,000	219,700	219,700	130,245	130,245	552,500	552,500	1,238,821	1,238,821	23,825,149	—

Conversion of Preferred Stock into Common Stock	—	—	—	—	—	—	—	—	(6,250)	(6,250)	6,250	—

Recognition of stock option compensation	—	—	—	—	—	—	—	—	—	—	—	—

Recognition of stock option exercise	—	—	—	—	—	—	—	—	—	—	142,715	—

Payment of dividends	—	—	—	—	—	—	—	—	—	—	—	—

Net income	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2010	144,000	$144,000	219,700	$219,700	130,245	$130,245	552,500	$552,500	1,232,571	$1,232,571	23,974,114	$—

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Additional Paid-in Capital	Retained Earnings (Deficit)	Total

Balance as of December 31, 2007	$53,818,987	$(4,388,066)	$51,760,837

Conversion of Preferred Stock into Common Stock	44,650	—	—

Recognition of stock option compensation	88,546	—	88,546

Net loss	—	(9,643,580)	(9,643,580)

Balance as of December 31, 2008	53,952,183	(14,031,646)	42,205,803

Recognition of stock option compensation	2,111,360	—	2,111,360

Recognition of stock option exercise	25,610	—	25,610

Royalty waiver	1,000,000	—	1,000,000

Net loss	—	(9,422,300)	(9,422,300)

Balance as of December 31, 2009	57,089,153	(23,453,946)	35,920,473

Conversion of Preferred Stock into Common Stock	6,250	—	—

Recognition of stock option compensation	1,340,300	—	1,340,300

Recognition of stock option exercise	115,600	—	115,600

Payment of dividends	(876,566)	—	(876,566)

Net income	—	2,400,694	2,400,694

Balance as of December 31, 2010	$57,674,737	$(21,053,252)	$38,900,501

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$2,400,694	$(9,422,300)	$(9,643,580)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	1,516,226	1,396,793	1,397,333
Litigation settlement — marketing fees payable	(1,419,760)	—	—
Stock option compensation	1,340,300	2,111,360	32,629
Reserve for non-contractual deductions	850,000	—	—
Provision for doubtful accounts	133,990	182,000	224,633
Impairment of assets	365,295	2,594,602	—
Accreted interest	30,920	43,151	54,387
(Increase) decrease in assets:
Inventories	(1,774,822)	(265,837)	395,597
Accounts receivable	1,382,158	(6,841,268)	(1,845,939)
Income taxes receivable	3,643,606	(3,655,637)	2,345,041
Other current assets	(56,851)	(224,280)	(41,306)
Other assets	—	—	(12,725)
Increase (decrease) in liabilities:
Accounts payable	(3,149,344)	852,875	609,070
Other accrued liabilities	3,313,260	1,015,505	798,578
Income taxes payable	155,000	(86,695)	—

Net cash provided (used) by operating activities	8,730,672	(12,299,731)	(5,686,282)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(169,415)	(2,383,867)	(2,580,516)
Investment in LLC	—	—	497,690
Acquisitions of patents, trademarks, licenses, and intangibles	—	—	(89,152)

Net cash used by investing activities	(169,415)	(2,383,867)	(2,171,978)

Cash flows from financing activities:
Repayments of long-term debt and notes payable	(2,660,336)	(499,668)	(489,160)
Proceeds from long-term debt	—	—	1,123,729
Proceeds from the exercise of stock options	115,600	25,610	—
Payment of Preferred Stock dividends	(876,566)	—	—

Net cash provided (used) by financing activities	(3,421,302)	(474,058)	634,569

Net increase (decrease) in cash and cash equivalents	5,139,955	(15,157,656)	(7,223,691)
Cash and cash equivalents at:
Beginning of period	18,126,084	33,283,740	40,507,431
End of period	$23,266,039	$18,126,084	$33,283,740

Supplemental schedule of cash flow information:
Interest paid	$321,610	$184,018	$236,932
Income taxes paid	$16,000	$—	$—
Supplemental schedule of noncash investing and financing activities:
Debt assumed to construct a warehouse	$—	$1,362,602	$1,723,277
Forgiveness of royalties by shareholder	$—	$1,000,000	$—

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1.                BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

Business of the Company

Retractable Technologies, Inc. (the “Company”) was incorporated in Texas on May 9, 1994, and designs, develops, manufactures, and markets safety syringes and other safety medical products for the healthcare profession.  The Company began to develop its manufacturing operations in 1995.  The Company’s manufacturing and administrative facilities are located in Little Elm, Texas.  The Company’s primary products with Notice of Substantial Equivalence to the FDA are the VanishPoint® 0.5mL insulin syringe; 1mL tuberculin, insulin, and allergy antigen syringes; the 0.5mL, 2mL, 3mL, 5mL, and 10mL syringes; the small diameter tube adapter; the blood collection tube holder; the allergy tray; the IV safety catheter; and the Patient Safe® syringe.

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

The Company requires certain distributors to make a prepayment prior to beginning production or shipment of their order.  Distributors may apply such prepayments to their outstanding invoices or pay the invoice and continue to carryforward the deposit for future orders.  Such amounts are included in Other accrued liabilities on the Balance Sheets and are shown in Note 6, Other Accrued Liabilities.

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

Property, plant, and equipment

Property, plant, and equipment are stated at cost.  Expenditures for maintenance and repairs are charged to operations as incurred.  Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity and interest cost associated with significant capital additions.  For the years ended December 31, 2010, 2009, and 2008, the Company capitalized interest of approximately $50,000; $205,000; and $237,000.  Gains or losses from property disposals are included in income.

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

During 2009, the Company recognized an impairment charge of $2,594,602 associated with its catheter production equipment.  The Company determined it was more cost effective to outsource the majority of this production through overseas manufacturers, and thus the Company’s catheter production equipment will be utilized less.  Minimal cash flows are expected to be generated by this equipment.  Accordingly, the Company reduced the carrying value of the catheter production equipment to an estimated fair value of zero.  The Company’s management estimated the fair value of the equipment based on guidance established by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  In this instance, the Company’s management determined the impairment charge by utilizing observable market data, a Level 2 input under the FASB ASC.  A Level 1 input would require quoted prices, which were not available in this matter.

During 2010, the Company recognized impairment charges of $365,295 on equipment designed in connection with research and development activities.  The Company will likely outsource the majority of this production through overseas manufacturers. Minimal cash flows, if any, are expected to be generated by this equipment.  Accordingly, the Company reduced the carrying value of this equipment to an estimated fair value of zero.  The Company’s management estimated the fair value of the equipment based on guidance established by the Fair Value Measurements and Disclosures Topic of the FASB ASC.  In this instance, the Company’s management determined the impairment charge by utilizing observable market data, a Level 2 input under the FASB ASC.  A Level 1 input would require quoted prices, which were not available in this matter.

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

Concentration risks

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  Cash balances, some of which exceed federally insured limits, are maintained in financial institutions; however, Management believes the institutions are of high credit quality.  The majority of accounts receivable are due from companies which are well-established entities.  As a consequence, Management considers any exposure from concentrations of credit risks to be limited.    The Company had a high concentration of sales with three significant customers.  For the year ended December 31, 2010, the aforementioned customers accounted for $13.9 million, or 38.6% of net sales.

Considering the current economic climate, the Company increased its allowance for doubtful accounts by approximately $98,934 this year.

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 64.1% of its finished products in 2010 through Double Dove, a Chinese manufacturer.  In the event that the Company becomes unable to purchase such product from Double Dove, the Company would need to find an alternate supplier for its 0.5mL insulin syringe, its 5mL and 10mL syringes, and its autodisable syringe and increase domestic production for 1mL and 3mL syringes to avoid a disruption in supply.

Revenue recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products that the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is netted against the individual distributor’s accounts receivable balances for financial reporting purposes.  The resulting net balance is reflected in accounts receivable or accounts payable, as appropriate.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  Any product shipped or distributed for evaluation purposes is expensed.

Certain distributors have taken rebates to which they are not entitled, such as utilizing a rebate for products not purchased directly from the Company.  The Company has been in discussions with the principal customers that claimed non-contractual rebates.  Major customers said they have ceased the practices resulting in claiming non-contractual rebates.  The product for which they were claiming rebates was actually product they had not purchased from the Company.  Rebates can only be claimed on purchases made directly from the Company. The Company has established a reserve for the collectability of these non-contractual rebate amounts.  The expense for the reserve is recorded in Operating expense, General and administrative.  The reserve for such non-contractual deductions is a reduction of accounts receivable.

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

The Company’s domestic return policy also provides that a customer may return product that is overstocked.  Overstocking returns are limited to two times in each 12-month period up to 1% of distributor’s total purchase of products for the prior 12-month period.  All product overstocks and returns are subject to inspection and acceptance by us.

The Company’s international distribution agreements do not provide for any returns.

Marketing fees

In prior periods, Marketing fees payable to Abbott Laboratories (“Abbott”) were included in current liabilities in the Balance Sheets.  In connection with the settlement with Abbott, Marketing fees payable recorded in previous periods will not have to be paid.  The reversal of this accrual is included in Litigation settlements, net on the Statements of Operations.

Litigation Settlements

Proceeds from litigation settlements are recognized when realizable.  Generally, realization is not reasonably assured and expected until proceeds are collected.  Pursuant to a settlement agreement among the Company, Abbott, and Hospira, Inc. (“Hospira”), Hospira delivered $6 million to the Company in the third quarter of 2010.  The Company reduced its litigation settlements by $144,000 attributable to an unpaid Abbott invoice.  Abbott also waived its rights to any Series IV Class B Preferred Stock dividends.  Additionally, the Company granted Hospira an exclusive one-year option to negotiate a licensing agreement for certain uses of the Patient Safe® syringe.  As part of the $8.0 million option payment, the Company received a payment of $2.0 million in the fourth quarter of 2010.

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

The Company provides for deferred income taxes through utilizing an asset and liability approach for financial accounting and reporting based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such differences reverse in future periods.  Deferred tax assets are periodically reviewed for realizability.  Under recent tax law changes, companies are allowed to carry back taxable losses from either 2008 or 2009.  The Company filed for a tax refund utilizing its 2009 taxable losses which resulted in a $4.0 million refund received in the third quarter of 2010.  The Company has established a valuation allowance for its net deferred tax asset as future taxable income cannot be reasonably assured.  Penalties and interest on uncertain tax positions are classified as income taxes in the Statements of Operations.

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.    Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock and convertible debt.  The potential dilution, if any, is shown on the following schedule.

	Years Ended December 31,
	2010	2009	2008
Net income (loss)	$2,400,694	$(9,422,300)	$(9,643,580)
Preferred dividend requirements	(1,370,620)	(1,370,868)	(1,373,019)
Earnings (loss) available to common shareholders after assumed conversions	$1,030,074	$(10,793,168)	$(11,016,599)
Average common shares outstanding	23,872,783	23,806,533	23,794,566
Dilutive stock equivalents from stock options	2,376,091	—	—
Average common and common equivalent shares outstanding - assuming dilution	26,248,874	23,806,533	23,794,566
Basic earnings per share	$0.04	$(0.45)	$(0.46)
Diluted earnings per share	$0.04	$(0.45)	$(0.46)

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

Share-based compensation

The Company’s share-based payments are accounted for using the fair value method.  The Company records share-based compensation expense on a straight-line basis over the requisite service period.  The Company incurred the following share-based compensation costs:

	Years Ended December 31,
	2010	2009	2008

Cost of sales	$182,892	$317,644	$(1,797)

Sales and marketing	78,343	242,509	(2,156)

Research and Development	28,259	47,168	(281)

General and administrative	1,050,806	1,504,039	36,863

	$1,340,300	$2,111,360	$32,629

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

3.                INVENTORIES

Inventories consist of the following:

	Year Ended December 31,
	2010	2009
Raw materials	$7,485,861	$2,424,818
Finished goods	1,401,930	4,688,151
	8,887,791	7,112,969
Inventory reserve	(205,600)	(205,600)
	$8,682,191	$6,907,369

4.                PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	December 31,
	2010	2009

Land	$261,893	$261,893
Buildings and building improvements	11,093,797	11,079,905
Production equipment	14,808,055	14,428,077
Office furniture and equipment	2,260,219	2,148,622
Construction in progress	486,187	1,198,856
Automobiles	102,321	102,321
	29,012,472	29,219,674

	2010	2009
Accumulated depreciation	(16,451,880)	(14,985,493)
	$12,560,592	$14,234,181

Depreciation expense for the years ended December 31, 2010, 2009, and 2008 was $1,482,591; $1,353,353; and $1,351,547, respectively.

5.                INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2010	2009

License agreement	$500,000	$500,000
Trademarks and patents	508,743	508,743
	1,008,743	1,008,743
Accumulated amortization	(625,507)	(582,068)
	$383,236	$426,675

In 1995, the Company entered into a license agreement with the Chief Executive Officer of the Company for the exclusive right to manufacture, market, and distribute products utilizing automated retraction technology.  This license agreement was amended July 3, 2008 to include certain additional patent applications owned by such officer in the definition of “Patent Properties” so that such additional patent applications would be covered by the license.  This technology is the subject of various patents and patent applications owned by such officer of the Company.  The initial licensing fee of $500,000 is being amortized over 17 years.  The license agreement also provides for quarterly payments of a 5% royalty fee on gross sales.  The royalty fee expense is recognized in the period in which it is earned.  Royalty fees of $3,057,619; $2,806,223; and $2,168,268 are included in Cost of sales for the years ended December 31, 2010, 2009, and 2008, respectively.  Royalties payable under this agreement aggregated $949,619 and $843,327 at December 31, 2010 and 2009, respectively.  Gross sales upon which royalties are based were $58,795,279; $56,124,453; and $43,365,361 for 2010, 2009, and 2008, respectively. Royalties were also paid on litigation proceeds, net of legal fees, and royalties from third parties on a gross amount of $2.4 million.

In the third quarter of 2009, the Company announced several cost cutting and cash saving initiatives to conserve its cash.  As a part of those initiatives, the Chief Executive Officer waived payment to him of $1,000,000 in royalty fees.  Therefore, the royalty fees of $2,806,223 for 2009 resulted in a cash outlay of $1,806,223.

Amortization expense for the years ended December 31, 2010, 2009, and 2008, was $43,440; $43,440; and $43,597, respectively.  Future amortization expense for the years 2011 through 2015 is estimated to be $43,000 per year.

6.                OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31,
	2010	2009
Prepayments from customers	$3,555,272	$499,777
Accrued professional fees	288,942	191,416
Other accrued expenses	66,214	54,267
	$3,910,428	$745,460

The increase in prepayments is attributable primarily to purchases by South American customers.

7.    LONG-TERM DEBT

	December 31,
	2010	2009
Long-term debt consists of the following:

Loan from Lewisville State Bank, a division of 1st International Bank. It has a 20 year amortization and 10 year maturity from December 10, 2009. The loan provided funding for the expansion of the warehouse, additional office space, and a new Controlled Environment. The loan is secured by the Company’s land and buildings. The interest rate is 5.968%.	$4,098,578	$4,209,608

Note payable to Katie Petroleum. Interest accrues at prime plus 1%, which was 4.25% at December 31, 2010 and 2009. Interest only was payable monthly through February 1, 2004. The original amount of the note of $3,000,000 was discounted for presentation purposes by $299,346 for stock options issued in conjunction with the debt and $412,500 for the intrinsic value of a beneficial conversion feature of the debt. Beginning March 1, 2004, the loan has been payable in equal installments of principal and interest payments (except for changes in the interest rate) of approximately $37,000 and matures on September 30, 2012. Guaranteed by an officer. Approximately $163,736 of the principal payment was converted into 40,934 shares of Common Stock as of March 1, 2006. Not otherwise collateralized. Convertible into Common Stock at $4.00 per share at the option of the holder.

	725,493	1,097,112

Note payable to 1st International Bank for $2,500,000. The proceeds from the loan paid off the remaining $475,000 of a revolving credit agreement and funded a warehouse and related infrastructure. Payments were interest only during the first 12 months. After 12 months, payments are based on a 20-year amortization with a five-year maturity on March 29, 2010. The interest rate at December 31, 2009 was 4.25% and was based on the amount of funds kept on deposit with the bank. Accordingly, interest varied from the Wall Street Journal Prime Rate (the “WSJPR”) to the WSJPR plus 1%, with floors that may have ranged from 4.25% to 6.50%. Compensating balances at 1st International affecting the interest rate ranged from $0 to $500,000. The note was secured by the Company’s land and buildings.

	—	2,141,998

Note payable to GMAC. Sixty (60) monthly payments at $427. Interest was zero percent. Collateralized by a 2005 Chevrolet van.	—	3,762

Note payable to DaimlerChrysler Services North America LLC. Sixty (60) monthly payments at $1,009. Interest was 5.49%. Collateralized by a 2005 Freightliner truck.	—	1,005
	4,824,071	7,453,485

Less: current portion	(519,611)	(2,628,652)
	$4,304,460	$4,824,833

The aggregate maturities of long-term debt as of December 31, 2010, are as follows:

2011	$519,611
2012	447,755
2013	132,504
2014	140,862

2015	149,744
Thereafter	3,433,595
$4,824,071

8.  COMMITMENTS AND CONTINGENCIES

In June 2010, Becton Dickinson and Company (“BD”) filed an appeal in the U.S. Court of Appeals for the Federal Circuit appealing a final judgment entered on May 19, 2010 for the Company and against BD’s counterclaims in patent litigation.  Such final judgment ordered that the Company recover $5,000,000 plus prejudgment interest, and ordered a permanent injunction for BD’s 1mL and 3mL Integra syringes until the expiration of certain patents.  The permanent injunction was stayed for the longer of the exhaustion of the appeal of the district court’s case or twelve months from May 19, 2010.  Briefing for the appeal has been completed and oral argument took place March 10, 2011.  At this time, a final decision by the appellate court is anticipated to occur in 2011.

In May 2010, the Company and an officer’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The Company and an officer filed a Second Amended Complaint on July 23, 2010 setting forth additional detail regarding the allegations of BD’s illegal conduct.  BD filed a motion to dismiss and the Court denied that motion in part and granted it in part, granting the Company the right to re-plead certain allegations by May 13, 2011.  A scheduling conference was held on January 31, 2011 and a trial date was set for January 10, 2012.

In September 2007, BD and MDC Investment Holdings, Inc. (“MDC”) sued the Company in the United States District Court for the Eastern District of Texas, Texarkana Division, initially alleging that the Company is infringing two U.S. patents of MDC (6,179,812 and 7,090,656) that are licensed to BD. BD and MDC seek injunctive relief and unspecified damages.  The Company counterclaimed for declarations of non-infringement, invalidity, and unenforceability of the asserted patents.  The plaintiffs subsequently dropped allegations with regard to patent no. 7,090,656 and the Company subsequently dropped its counterclaims for unenforceability of the asserted patents.  The Court conducted a claims construction hearing on September 25, 2008 and issued its claims construction order on November 14, 2008.  A trial date has been set for February 14, 2012.

In March 2011, the Company purchased four molding machines to expand its in-house molding capability and further reduce costs. The purchase price is $453,000 and financing is expected to be completed in the second quarter of 2011.

Operating Leases

During 2010, the Company entered into a non-cancellable operating lease for additional office space.  Rent expense under this lease was $3,495 in 2010.  Future annual minimum rental payments as of December 31, 2010 are presented below:

2011	$59,194
2012	60,400
2013	61,607
2014	62,813
2015	59,966
Thereafter	—
Total	$303,980

9.    INCOME TAXES

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2010	2009	2008
Current tax provision (benefit)
Federal	$(204,507)	$(3,655,637)	$—
State	28,450	(181,953)	—
Total current provision (benefit)	(176,057)	(3,837,590)	—

Deferred tax provision (benefit)
Federal	—	—	—
State	—	—	—
Total deferred tax provision (benefit)	—	—	—
Total income tax provision (benefit)	$(176,057)	$(3,837,590)	$—

The Company recognized a tax benefit in 2009 primarily due to net operating losses incurred in 2009.

The Company recognized a net tax benefit due to an additional refund for net operating losses in 2009 mitigated by Alternative Minimum Tax in 2010.

The Company has $11,150,486 in tax benefits attributable to carryback losses for federal tax purposes.  The loss carryforwards will begin to expire in 2027 for federal tax purposes and will begin to expire for state tax purposes in 2012.

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$4,228,826	$5,414,579
Accrued expenses and reserves	907,624	1,045,120
Employee stock option expense	682,810	422,476
Inventory	385,856	242,807
Non-employee stock option expense	81,310	183,570
Charitable contribution carryforwards	26,164	26,164
Deferred tax assets	6,312,590	7,334,716
Deferred tax liabilities
Property and equipment	(869,908)	(687,512)
Deferred tax liabilities	(869,908)	(687,512)
Net deferred assets	5,442,682	6,647,204
Valuation allowance	(5,442,682)	(6,647,204)
Net deferred tax liabilities	$—	$—

A reconciliation of income taxes based on the federal statutory rate and the provision (benefit) for income taxes is summarized as follows:

	December 31,
	2010	2009	2008
Income tax (benefit) at the federal statutory rate	35.0%	(35.0)%	(35.0)%
State tax (benefit), net of federal (benefit)	2.9	(2.9)	(2.9)
Increase in valuation allowance	—	4.6	32.1
Permanent differences	9.1	3.0	0.4
Cancellation of options under Exchange Offer	—	—	5.4
Return to accrual adjustments	(15.0)	(0.3)	—
Alternative minimum tax	5.8	—	—
Release of valuation allowance - Net operating loss carryforward	(45.2)	—	—
Other	(0.5)	1.6	—
Effective tax (benefit) rate	(7.9)%	(29.0)%	—%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions.  The Company’s federal income tax returns for all tax years ended on or after December 31, 2007, remain subject to examination by the Internal Revenue Service.  The Company’s state and local income tax returns are subject to examination by the respective state and local authorities over various statutes of limitations, most ranging from three to five years from the date of filing.

10.    STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has one class of Preferred Stock outstanding:  Class B Convertible Preferred Stock (“Class B Stock”).  The Class B Stock has five series:  Series I, Series II, Series III, Series IV, and Series V.

Class B

The Company has authorized 5,000,000 shares of $1 par value Class B Stock which have been allocated among Series I, II, III, IV, and V in the amounts of 144,000; 219,700; 130,245; 552,500; and 1,232,571 shares, respectively as of December 31, 2010.  The remaining 2,720,984 authorized shares have not been assigned a series.

Series I Class B

There were 144,000 shares of $1 par value Series I Class B Convertible Preferred Stock (“Series I Class B Stock”) outstanding at December 31, 2010 and 2009.  Holders of Series I Class B Stock are entitled to receive a cumulative annual dividend of $.50 per share, payable quarterly if declared by the Board of Directors.  In 2010, the Company paid $216,000 in dividends.  At December 31, 2010 and 2009 approximately $36,000 and $180,000, respectively, of dividends which had not been declared were in arrears.

Series I Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $7.50 per share, plus all accrued and unpaid dividends.  Each share of Series I Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933.  Pursuant to these terms, no shares of Series I Class B Stock were converted into Common Stock in 2010.  In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series I Class B Stock then outstanding are entitled to $6.25 per share, plus all accrued and unpaid dividends prior to any distributions to holders of Series II Class B Convertible Preferred Stock (“Series II Class B Stock”), Series III Class B Convertible Preferred Stock (“Series III Class B Stock”), Series IV Class B Convertible Preferred Stock (“Series IV Class B Stock”), Series V Class B Convertible Preferred Stock (“Series V Class B Stock”), or Common Stock.

Series II Class B

There were 219,700 shares of $1 par value Series II Class B Stock outstanding at December 31, 2010 and 2009.  Holders of Series II Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors.  Holders of Series II Class B Stock generally have no voting rights until dividends are in arrears and unpaid for twelve consecutive quarters.  In such case, the holders of Series II Class B Stock have the right to elect one-third of the Board of Directors of the Company.  In 2010, the Company paid $660,566 in dividends.  At December 31, 2010 and 2009, approximately $110,000 and $551,000 respectively, of dividends which had not been declared were in arrears.

Series II Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $15.00 per share plus all accrued and unpaid dividends.  Each share of Series II Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933.  Pursuant to these terms, no shares of Series II Class B Stock were converted into Common Stock in

2010.  In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series II Class B Stock then outstanding are entitled to $12.50 per share, plus all accrued and unpaid dividends, after distribution obligations to holders of Series I Class B Stock have been satisfied and prior to any distributions to holders of Series III Class B Stock, Series IV Class B Stock, Series V Class B Stock, or Common Stock.

Series III Class B

There were 130,245 shares of $1 par value Series III Class B Stock outstanding at December 31, 2010 and 2009.  Holders of Series III Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors.  At December 31, 2010 and 2009, approximately $3,376,000 and $3,246,000, respectively, of dividends which have not been declared were in arrears.

Series III Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $15.00 per share, plus all accrued and unpaid dividends.  Each share of Series III Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933.  Pursuant to these terms, no shares of Series III Class B Stock were converted into Common Stock in 2010.  In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series III Class B Stock then outstanding are entitled to $12.50 per share, plus all accrued and unpaid dividends, after distribution obligations to Series I Class B Stock and Series II Class B Stock have been satisfied and prior to any distributions to holders of Series IV Class B Stock, Series V Class B Stock, or Common Stock.

Series IV Class B

There were 552,500 shares of $1 par value Series IV Class B Stock outstanding at December 31, 2010 and 2009 . Holders of Series IV Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly, if declared by the Board of Directors.  Holders of Series IV Class B Stock generally have no voting rights.  At December 31, 2010 and 2009, approximately $5,982,000 and $7,583,000, respectively, of dividends which have not been declared were in arrears.

Series IV Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $11.00 per share plus all accrued and unpaid dividends.  Each share of Series IV Class B Stock may, at the option of the stockholder any time subsequent to three years from date of issuance, be converted into one share of Common Stock, or in the event the Company files an initial registration statement under the Securities Act of 1933.  Pursuant to these terms, no shares of Series IV Class B Stock were converted into Common Stock in 2010.  In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series IV Class B Stock then outstanding are entitled to receive liquidating distributions of $11.00 per share, plus accrued and unpaid dividends after distribution obligations to Series I Class B Stock, Series II Class B Stock, and Series III Class B Stock have been satisfied and prior to any distribution to holders of Series V Class B Stock, or Common Stock.

Series V Class B

There were 1,232,571 and 1,238,821 shares of $1 par value Series V Class B Stock outstanding at December 31, 2010 and 2009, respectively.  Holders of Series V Class B Stock are entitled to receive a cumulative annual dividend of $0.32 per share, payable quarterly, if declared by the Board of Directors.  Holders of Series V Class B Stock generally have no voting rights.  At December 31, 2010 and 2009, approximately $4,090,000 and $3,693,000, respectively, of dividends which have not been declared were in arrears.

Series V Class B Stock is redeemable after two years from the date of issuance at the option of the Company at a price of $4.40 per share plus all accrued and unpaid dividends.  Each share of Series V Class B Stock may, at the option of the stockholder any time subsequent to the date of issuance, be converted into Common Stock.  Pursuant to the terms of the certificate of designation, 6,250 shares of Series V Class B Stock were converted into Common Stock in 2010.  In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series V Class B Stock then outstanding are entitled to receive liquidating distributions of $4.40 per share, plus accrued and unpaid dividends after distribution obligations to Series I Class B Stock, Series II Class B Stock, Series III Class B Stock, and Series IV Class B Stock have been satisfied and prior to any distribution to the holders of the Common Stock.

Common stock

The Company is authorized to issue 100,000,000 shares of no par value Common Stock, of which 23,974,114 and 23,825,149 shares were issued and outstanding at December 31, 2010 and 2009, respectively.

11.    RELATED PARTY TRANSACTIONS

The Company has a license agreement with the Chief Executive Officer of the Company. See Note 5.

During the years ended December 31, 2010, 2009, and 2008, the Company paid $75,831; $50,793; and $40,191, respectively, to family members of its Chief Executive Officer for various consulting services.

During the years ended December 31, 2010, 2009, and 2008, the Company paid $20,350, $9,940; and $20,875, respectively, to a Director’s company for participating in clinical trials.

12.    STOCK OPTIONS

Stock options

A 2008 Stock Option Plan was approved for the granting of stock options to employees, Directors, and consultants.  During 1999, the Company approved the 1999 Stock Option Plan.  Options for the purchase of 25,680 shares of Common Stock granted under the 1999 Stock Option Plan are outstanding.  The 1999 Stock Option Plan terminated pursuant to its terms in 2009.  The 2008 Plan is the only plan with stock options currently being awarded.  The Company has reserved an aggregate 3,000,000 shares of Common Stock for issuance upon the exercise of options under the 2008 Stock Option Plan.  Of this amount, options for the purchase of 2,849,108 shares have been issued.

On September 26, 2008, the Company conducted an Exchange Offer whereby employees, including executive officers, and Directors exchanged certain outstanding underwater options for options issued under the 2008 Stock Option Plan.  The Company issued new options under the 2008 Stock Option Plan to purchase an aggregate of 962,683 shares of Common Stock in exchange for the cancellation of the tendered options.  Options issued to employees vested in 2010.  Options issued to non-employee Directors vested in 2009.

In July 2009, the Company issued options for the purchase of a total of 1,886,425 shares to Directors, Executive Officers, employees, and consultants under the 2008 Stock Option Plan.  Of this amount, incentive stock options for the purchase of 269,956 shares of Common Stock and Non-Qualified Stock Options for the purchase of 229,494 shares of Common Stock were issued to Executive Officers and Directors.  Additionally, in 2009, an option to purchase Three Million (3,000,000) shares issued to Thomas J. Shaw outside these plans was approved by shareholders.

The Compensation and Benefits Committee administers all plans and determines and/or recommends to the Board exercise prices at which options are granted.  All executive compensation, including the granting of stock options, is determined by the Compensation and Benefits Committee.  Shares issued upon exercise of options come from the Company’s authorized but unissued Common Stock.  The options vested over periods up to three years from the date of grant and generally expire ten years after the date of grant.  Unvested options issued under the 2008 Stock Option Plan expire immediately after termination of employment.

Employee options

A summary of Director, officer, and employee options granted and outstanding under the Plans is presented below:

	Years Ended December 31,

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	5,721,528	$0.94	1,057,263	$1.99	2,187,455	$8.80
Granted	—	—	4,796,425	0.81	962,683	1.30
Exercised	(142,715)	(0.81)	(5,085)	(1.30)	—	—
Forfeited	(70,300)	(3.09)	(127,075)	(4.99)	(2,092,875)	(8.79)

Outstanding at end of period	5,508,513	$0.91	5,721,528	$0.94	1,057,263	$1.99

Exercisable at end of period	5,508,513	$0.91	1,137,403	$1.44	147,580	$6.25

Weighted average fair value of options granted during period	—	$—	—	$0.59	—	$0.76

The fair value of each 2008 option grant is estimated on the date of grant using the binomial option pricing model with the following weighted average assumptions used for grants in 2008:  no dividend yield; expected volatility of 67.53%; risk free interest rate of 2.83%; and an expected life of 8.61 to 8.69 years.  The options were issued under the 2008 Stock Option Plan.

The fair value of each 2009 grant is estimated on the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions used for grants in 2009:  expected volatility of 67.53%, risk free interest rate of 3.35%, and an expected life of 8.61 to 8.69 years.  Other than the options issued to the Chief Executive Officer, the options were issued under the 2008 Stock Option Plan.  No options were issued in 2010.

The following table summarizes information about Director, officer, and employee options outstanding under the aforementioned plans at December 31, 2010:

		Weighted
		Average
		Remaining
Exercise	Shares	Contractual	Shares
Prices	Outstanding	Life	Exercisable
$6.90	15,080	1.75	15,080
$8.65	2,400	2.48	2,400
$8.87	700	3.36	700
$1.30	895,213	7.88	895,213
$0.81	4,595,120	8.54	4,595,120

Non-employee options

A summary of options outstanding during the years ended December 31 and held by non-employees is as follows:

	Years Ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	391,600	$6.52	454,700	$8.41	549,700	$8.69
Granted	—	—	90,000	0.84	—	—
Exercised	—	—	(20,000)	(0.95)	—	—
Forfeited	(89,100)	(10.00)	(133,100)	(10.00)	(95,000)	(10.00)

Outstanding at end of period	302,500	$5.49	391,600	$6.52	454,700	$8.41

Exercisable at end of period	302,500	$5.49	391,600	$6.52	454,700	$8.41

Weighted average fair value of options granted during period	—	$—	—	$0.61	—	$—

The fair value of each 2009 grant is estimated on the date of the grant using the Black Scholes pricing model with the following assumptions:  expected volatility of 67.53%, risk free interest rate of 3.35%, and an expected life of 8.61 years.  These options were issued under the 2008 Stock Option Plan.  No options were issued in 2008 or 2010.

The following table summarizes information about non-employee options outstanding under the aforementioned plans at December 31, 2010:

		Weighted
		Average
		Remaining
Exercise	Shares	Contractual	Shares
Prices	Outstanding	Life	Exercisable
$6.90	232,500	1.75	232,500
$0.81	70,000	8.54	70,000

The Company recorded $1,340,300; $2,111,360; $98,473 (offset by a credit of $65,844 for surrendered stock options); as stock-based compensation expense in 2010, 2009, and 2008, respectively.  The total intrinsic value of options exercised was $124,221; $16,388; and $0 in 2010, 2009, and 2008, respectively.  The aggregate intrinsic value of options outstanding and of options exercisable at December 31, 2010 was approximately $4.8 million.  The total compensation cost related to non-vested stock options to be recognized in the future was $0 at December 31, 2010.

Options Pricing Models – Assumptions

The expected life and forfeiture rate assumptions are based on the vesting period for each option grant and expected exercise behavior.  The assumptions for expected volatility and dividend yield are based on recent historical experience.  Risk-free interest rates are set using grant-date U.S. Treasury yield curves for the same periods as the expected term.

13.    401(k) PLAN

The Company implemented an employee savings and retirement plan (the “401(k) Plan”) in 2005 that is intended to be a tax-qualified plan covering substantially all employees.  Under the terms of the 401(k) Plan, employees may elect to contribute up to 88% of their compensation, or the statutory prescribed limit, if less.  The Company may, at its discretion, match employee contributions.  The Company made matching contributions of $0, $76,643, and $122,000 in 2010, 2009 and 2008, respectively.   In the third quarter of 2009, the Company discontinued its matching contributions until further notice.

14.    BUSINESS SEGMENTS

	2010	2009	2008
U.S. sales	$29,577,050	$34,466,797	$23,244,370
North and South America sales (excluding U.S.)	4,887,073	1,764,584	937,698
Other international sales	1,755,439	2,750,456	3,717,250
Total sales	$36,219,562	$38,981,837	$27,899,318

Long-lived assets
U.S.	$12,297,942	$13,961,445	$14,435,667
International	$262,650	$272,736	$—

The Company does not operate in separate reportable segments.  The Company has minimal long-lived assets in foreign countries.  Shipments to international customers generally require a prepayment either by wire transfer or an irrevocable confirmed letter of credit.  The Company does extend credit to international customers on some occasions depending upon certain criteria, including, but not limited to, the credit worthiness of the customer, the stability of the country, banking restrictions, and the size of the order.  All transactions are in U.S. currency.

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

The selected quarterly financial data for the periods ended December 31, 2010 and 2009, have been derived from the Company’s unaudited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods.

	(In thousands, except for per share and outstanding stock amounts)
	2010
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Sales, net	$8,466	$7,449	$12,235	$8,070
Cost of sales	5,015	4,624	7,035	7,142
Gross profit	3,451	2,825	5,200	928
Total operating expenses	5,635	5,854	4,185	3,511
Income (loss) from operations	(2,184)	(3,029)	1,015	(2,583)
Interest and other income	6	3	10	14
Interest expense, net	(91)	(76)	(70)	(66)
Benefit (provision) for income taxes	(2)	337	—	(158)
Litigation settlements, net	—	—	7,276	2,000
Net income (loss)	(2,271)	(2,765)	8,231	(793)
Preferred stock dividend requirements	(343)	(343)	(343)	(342)
Earnings (loss) applicable to common shareholders	$(2,614)	$(3,108)	$7,888	$(1,135)
Net earnings (loss) per share – basic	$(0.11)	$(0.13)	$0.33	$(0.05)

	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Net earnings (loss) per share – diluted	(0.11)	$(0.13)	$0.29	(0.05)
Weighted average shares outstanding - basic	23,825,149	23,825,149	23,887,028	23,953,806
Weighted average shares outstanding - diluted	23,825,149	23,825,149	28,767,768	23,953,806
Gross profit margin	40.8%	37.9%	42.5%	11.5%

	(In thousands, except for per share and outstanding stock amounts)
	2009
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Sales, net	$5,258	$5,753	$10,752	$17,219
Cost of sales	4,029	3,413	7,817	10,207
Gross profit	1,229	2,340	2,935	7,012
Total operating expenses	5,271	5,121	6,484	9,936
Loss from operations	(4,042)	(2,781)	(3,549)	(2,924)
Interest and other income	29	11	14	4
Interest expense, net	—	—	—	(22)
Benefit for income taxes	105	—	100	3,633
Net income (loss)	(3,908)	(2,770)	(3,435)	691
Preferred stock dividend requirements	(343)	(343)	(343)	(342)
Earnings (loss) applicable to common shareholders	$(4,251)	$(3,113)	$(3,778)	$349
Net earnings (loss) per share – basic and diluted	$(0.18)	$(0.13)	$(0.16)	$0.01
Weighted average shares outstanding	23,800,064	23,800,064	23,803,397	23,822,607
Gross profit margin	23.4%	40.7%	27.3%	40.7%

Major variances for 2010 compared to 2009 are due to lower revenues in 2010, lower operating costs (particularly litigation costs) in 2010, litigation settlement proceeds received in 2010, impairment charges taken in 2009, and income tax refunds recorded in 2009.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based upon this evaluation, the CEO and CFO concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The term internal control over financial reporting means a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, Management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of Management and Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Management used the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting as required by paragraph (c) of Rule 13a-15 under the Exchange Act.  Management, with the participation of our CEO and CFO, concluded that our internal control over financial reporting as of December 31, 2010, was effective.  No material weaknesses in our internal control over financial reporting were identified by Management.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the fourth quarter of 2010 or subsequent to December 31, 2010 in our internal control over financial reporting or in any other factor that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning our Directors, executives, and certain of our significant employees as of the date of this report.  Our Board of Directors consists of a total of seven (7) members, three (3) members of which are Class 1 Directors and four (4) of which are Class 2 Directors which serve for two-year terms.

Name	Age	Position	Term as Director Expires
EXECUTIVES
Thomas J. Shaw	60	Chairman, President, Chief Executive Officer, and Class 2 Director	2011
Douglas W. Cowan	67	Vice President, Chief Financial Officer, Treasurer, Principal Accounting Officer, and Class 2 Director	2011
Kathryn M. Duesman	48	Executive Director, Global Health	N/A
Russell B. Kuhlman	57	Vice President, Sales	N/A
Michele M. Larios	44	Vice President, General Counsel, and Secretary	N/A
Lawrence G. Salerno	50	Director of Operations	N/A
Steven R. Wisner	53	Executive Vice President, Engineering & Production and Class 1 Director	2012

INDEPENDENT DIRECTORS
Marco Laterza	63	Class 1 Director	2012
Amy Mack	43	Class 1 Director	2012
Marwan Saker	55	Class 2 Director	2011
Clarence Zierhut	82	Class 2 Director	2011

SIGNIFICANT EMPLOYEES
Shayne Blythe	42	Director of Sales and Marketing Logistics	N/A
John W. Fort III	42	Director of Accounting	N/A
James A. Hoover	63	Director of Quality Assurance	N/A
R. John Maday	50	Production Manager	N/A
Judy Ni Zhu	52	Research and Development Manager	N/A

Executives

Thomas J. Shaw, our Founder, has served as Chairman of the Board, President, Chief Executive Officer, and Director since our inception.  We believe it is appropriate for Mr. Shaw to continue to serve as a Director and as the Chairman of the Board because of his deep knowledge of the strengths and weaknesses of our products (as their primary inventor) and of the Company (as its Founder).  Further, his strategic knowledge of the Company and its competitive environment arising from his ongoing services as its CEO is vital to the successful supervision of the Company by the Board of Directors.  Finally, Mr. Shaw’s educational background in both Engineering and Accounting is helpful to Board deliberations.  In addition to his duties overseeing our Management, he continues to lead our design team in product development of other medical safety devices that utilize, among other things, his unique patented friction ring technology.  Mr. Shaw has extensive experience in industrial product design and has developed several solutions to complicated mechanical engineering challenges.  He has been granted multiple patents and has additional patents pending.

Douglas W. Cowan is a Vice President and our Chief Financial Officer, Treasurer, Principal Accounting Officer, and a Director.  Mr. Cowan joined us as Chief Financial Officer and was elected to the Board of Directors in 1999.  We believe it is appropriate Mr. Cowan continue to serve as a Director due to his level of involvement in the financial state of the Company (as its CFO) as well as his lead role in supervising all internal control and disclosure control procedures and statements.  He also serves as the primary contact for investors which enables him to bring their concerns to the Board on appropriate topics as they arise.  His expertise as a CPA and experience as the Company’s CFO allow him to guide the Board, upon request, with regard to financial matters.  He is responsible for our financial, accounting, risk management, and forecasting functions.

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

Michele M. Larios joined us in February 1998 and currently serves as our Vice President, General Counsel, and Secretary.  Ms. Larios is responsible for our legal and legislative, human resource, and regulatory functions.  In addition to working on legal matters and with outside counsel, Ms. Larios works with legislators on pertinent issues and relevant legislation.

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

Steven R. Wisner joined us in October 1999 as Executive Vice President, Engineering and Production and as a Director.  We believe it is appropriate that Mr. Wisner continue to serve as a Director due to his extensive experience in operational management.  His role in overseeing all engineering, production, and foreign sales allows him to provide timely and insightful guidance regarding the effect of Board decisions on the Company’s abilities to meet its goals. Mr. Wisner’s responsibilities include the management of engineering, production, Chinese operations, quality assurance, information technology, and international sales.  Mr. Wisner has extensive experience in product design, development, and manufacturing.

Independent Directors

Marco Laterza joined us as a Director effective as of March 22, 2005.  We believe it is appropriate Mr. Laterza continue to serve as a Director because of his skills as a CPA in active practice as well as his decades of experience in advising individuals and entities with regard to corporate planning and financial issues.  Such skills and experience provide a valuable contribution in his role as the designated financial expert on the Audit Committee as well as provide valuable independent accounting advice to the Board.  Since 1988, Mr. Laterza has owned and operated a public accounting practice.  His practice includes corporate, partnership and individual taxation, compilation/review of financial statements, financial planning, business consulting, and trusts and estates.  From 2004 to the present Mr. Laterza has also served as the Treasurer for EZ Blue Software Corporation, a private software company.  Since 2009, Mr. Laterza has served as Vice President of SpectraComp, Corp., a private holding company.  Formerly, Mr. Laterza was employed in a number of positions from 1977 to 1985 with El Paso Natural Gas Company eventually serving as its Director of Accounting.

Amy Mack joined us as a Director on November 19, 2007.  We believe it is appropriate that Ms. Mack continue as a Board member due both to her experience as a nurse (the primary retail user of our products) as well as her experience in running her own company.  Since April of 2000, she has been the Secretary of EmergiStaff & Associates, a nursing agency, in Dallas, Texas.

Marwan Saker joined our Board of Directors in June 2000.  We believe it is appropriate that Mr. Saker continue to serve as a Director due to over a decade of experience in international business as well as his specific expertise in issues relating to international distribution.  Mr. Saker’s experience as a business owner competing internationally provides additional necessary insight to our Board.  Since 1983, Mr. Saker has served as Chief Executive Officer of Sovana, Inc., a private international trade company.  Since 1986, he has served as President of International Exports & Consulting Inc., a private export management company acting as sales representative, master franchisee and franchise consultant developing Middle East markets for numerous U.S manufacturers in agriculture, fast food, home, and contract furnishing industries.  Since 1995, he has served as Manager of Hanneke Corp., a private trust.  Since 2000, he has served as a Member of My Investments, LLC, a private entity.  Since 2002, he has served as President of Saker Investments Inc., a private investment company.  He is also President of Figland Development, a private real estate development company.  Mr. Saker has acted as a representative for U.S. companies seeking distribution, licensing, and franchising in the Middle East, Europe, and North Africa.  Mr. Saker was instrumental in developing successful partnerships in more than 15 countries.

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

Significant Employees

Shayne Blythe has been with us since 2001 and is our Director of Sales and Marketing Logistics.  She is responsible for developing and implementing strategic directions, objectives, comprehensive sales and marketing plans, and programs.  In addition, she directs and oversees all aspects of the distribution process and customer service policies in order to monitor and maintain customer satisfaction.

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

R. John Maday joined us in July 1999 and is our Production Manager.  He is responsible for supervision of the production of our products.  Prior to becoming Production Manager on January 1, 2005, he served as our Production General Supervisor.  Mr. Maday has extensive manufacturing experience in both class II and III medical devices.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Exchange Act requires our Directors, executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of our Common Stock and our other equity securities.  Officers, Directors, and greater than 10% shareholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) reports they file.  Two shareholders each failed to timely file a beneficial ownership report.  On February 22, 2011, Steven R. Wisner filed a late Form 5 relating to a transaction on December 2, 2010.  On March 2, 2011, Suzanne M. August filed a late Form 4 relating to a transaction on October 28, 2009.

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

A copy of the code, as amended in 2009, is incorporated herein as Exhibit No. 14.   We have posted a copy of the code on our website at www.vanishpoint.com/investor.asp.  Please follow the link to “Governance” then follow the link to “Charters,” then click on “RVP Corporate Code of Conduct.”  Any amendment to this code or waiver of its application to the principal executive officer, principal financial officer, principal accounting officer, or controller or similar person shall be disclosed to investors by means of a Form 8-K filing with the SEC.  We will provide to any person without charge, upon request, a copy of such code of ethics.  Such requests should be submitted in writing to Mr. Douglas W. Cowan at 511 Lobo Lane, P.O. Box 9, Little Elm, Texas 75068-0009.

AUDIT COMMITTEE

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act consisting of Clarence Zierhut, Marco Laterza, and Marwan Saker.  Each of the members of the Audit Committee is independent as determined by the NYSE Amex rules.

Audit Committee Financial Expert

The Board of Directors has determined that we have at least one financial expert serving on the Audit Committee.  Mr. Marco Laterza serves as our designated Audit Committee Financial Expert.  Mr. Laterza is independent as defined for Audit Committee members by the listing standards of the NYSE Amex.

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

Why We Choose to Pay Each Element of Our Compensation Program

Base Salary

We choose to pay a significant component of our compensation in base salary due to the fact that our financial performance is constrained by the monopolistic activities of BD.  We have been blocked from access to the market by exclusive marketing practices engaged in by BD who dominates the market.  We believe that its monopolistic business practices continue despite: (i) its paying $100 million to settle a prior lawsuit with us in 2004 for anticompetitive practices, business disparagement, and tortious interference and (ii) the fact that its Integra products were found to infringe our products in May 2010.  The Court’s injunction in this case was stayed pending appeal.  Until such time as we believe that we have access to the market, we believe that it is appropriate to weigh our Compensation Program heavily in favor of base salaries rather than in incentive compensation.

Cash Bonuses

From time to time and when our cash reserves allow, we grant cash bonuses in order to reward significant efforts or the accomplishment of short term goals.  The Compensation and Benefits Committee granted such bonuses in 2010 to certain executive officers in recognition of the time and effort expended by such executive officers which led to the settlement agreement with Abbott and Hospira.  The preparation for the trial and ultimate settlement was an extraordinary time commitment for the executive officers to whom bonuses were granted and resulted in a total of approximately $14 million payable to us over time.  Thomas J. Shaw declined any bonus.

Prior to 2010, the last bonuses were granted in 2003.

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

These base salaries are reviewed periodically and may be adjusted based upon the factors discussed in the previous paragraph, as well as upon individual performance during the previous fiscal year, changes in the duties, responsibilities and functions of the executive officer, and general changes in the compensation peer group in which we compete for executive talent.  The relative weight given to each of these factors in the Compensation and Benefits Committee’s recommendation differs from individual to individual, as the Compensation and Benefits Committee deems appropriate.

Beginning August 1, 2009, all employees above a certain salary level had their salaries reduced by 10%.  Although certain salary reductions remain in place, we granted payments to our employees to offset such salary reductions in the first and third quarters of 2010.  All Executive Officers’ and other employees’ salaries continue to be reduced by 10% from the levels prior to August 2009.  However, Mr. Shaw’s Employment Agreement provides salary is automatically increased by the percentage increase in the consumer price index (“CPI”) from the previous year.  The Compensation and Benefits Committee decided to increase Mr. Shaw’s salary (which has also been cut by 10%) by $6,421 over his 2010 salary for 2011.

Cash Bonuses

The bonuses, when paid, are paid on a discretionary basis as determined by the Compensation and Benefits Committee.  Factors considered by the Compensation and Benefits Committee include personal performance, level of responsibility, and the factors used in determination of base salary as stated above, except with a greater focus on the prior fiscal year.  The Compensation and Benefits Committee also considers our need to retain cash in deciding whether to grant cash bonuses.

Long-Term Incentive: Stock Options

We have issued stock options to our employees from time to time and may do so in the future.  We did not issue any stock options in 2010.  We issued new options under the 2008 Stock Option Plan to purchase an aggregate of 962,683 shares of Common Stock in exchange for the cancellation of tendered options pursuant to an Exchange Offer in 2008.  We issued incentive stock options (“ISOs”) for the purchase of 269,956 shares of Common Stock and Non Qualified Stock Options (“NQSOs”) for the purchase of 229,494 shares of Common Stock to Executive Officers and Directors under the 2008 Stock Option Plan in July 2009.  Options are generally granted to regular full-time employees and officers except to our CEO.

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

We ensure, through periodic retention of compensation consulting experts to provide a benchmark analysis of industry compensation, that overall compensation is sufficient to attract and retain highly talented and productive executive officers.  We pay the bulk of our compensation in the form of cash compensation due to the fact that competing in an anti-competitive environment means that results will not always be commensurate with performance.  We believe that the performance of our executives has been outstanding.  We believe this is especially true given the anti-competitive environment in which we operate.  Bonuses are granted occasionally to recognize extraordinary performance and/or extraordinary job requirements.  We believe this approach and weighting of compensation elements is necessary to retain our executive talent due to the environment in which we operate.

Periodically, we grant stock options with the intent to provide both an incentive and reward to executive officers for long-term performance and to align the interests of our employees with that of the shareholders.

Allocation Between Long-Term/Current and Between Cash/Non-Cash Compensation

All of our long-term compensation consists of non-cash compensation in the form of stock options.  We believe that the granting of stock options incentivizes executives to maximize our long-term strengths as well as our stock price.  However, because we are operating in a monopolistic environment and our stock price has little relationship with our performance, the most significant component of compensation is base salary and not stock options.  Management is incentivized to maximize shareholder value and will be rewarded if they do so.  However, a significant base salary enables us to retain this competent Management despite the current inability to provide valuable equity incentives.

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

Unfortunately, our stock price does not always react as expected to our achievements.  Accordingly, at times, options have been granted to aid in retaining competent and experienced executives without regard to the then current stock price.  However, such options always have exercise prices that are at or above fair market value on the date of grant.

In addition, there is no relationship between the date of grant of options and our possession of material non-public information (i.e., we grant options without regard to whether or not we are in possession of material non-public information as we usually are in possession of such information).  Furthermore, it is our policy with regard to options that (although the options could be exercised) the underlying shares could not be sold into the market while the executive was in possession of material non-public information under our insider trading policy.  Accordingly, we believe that there is minimal risk of the executive profiting from such material nonpublic information.

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

How Compensation Reflects Individual Performance

Executive compensation is not based on the individual’s contribution to specific, quantitative corporate objectives due to the fact that we compete in a monopolistic environment.  However, the individual’s contribution to our performance is determined pursuant to qualitative factors as discussed above under “How We Determine the Amount or Formula for Payment in Light of Our Objectives.”

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

The Impact of the Accounting and Tax Treatments of Our Types of Compensation

Stock options granted to executives and other employees are expensed for accounting purposes under the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification.  We expense all of our option costs as we do the costs of salaries and any periodic bonuses.  Accordingly, the impact of tax treatment of various compensation forms does not impact our compensation decisions.  Stock option expense is not recognized for tax purposes, except in the case of non-qualified stock options.  For non-qualified stock options, the intrinsic value of the option is recognized when the option is exercised.

Our Policy Regarding Stock Ownership and Hedging

We do not have a policy regarding stock ownership by executive officers.  We prohibit certain stock transactions by employees and Directors, including:

1.             Purchases and sales of our stock within a six month period;

2.             Short sales; and

3.             Transactions in puts, calls, or other derivative securities involving our stock.

Furthermore, employees and Directors are required to pre-clear any hedging transactions.

Benchmarking of Our Compensation Program

In 2003, we hired Trinity Executive Recruiters, Inc. to assist us in providing benchmarks for the salary component of executive compensation by similarly sized companies in similar industries for persons that hold positions which are currently fulfilled by various members of our executive team.  These benchmarks at least support existing executive compensation.

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

Our Employment Agreement with Mr. Shaw (the “Employment Agreement”) provides for an initial period of three years which ended December 31, 2010 and automatically and continuously renews for consecutive two-year periods.  The Employment Agreement is terminable either by us or Mr. Shaw upon 30 days’ written notice or upon Mr. Shaw’s death.

The Employment Agreement provides for an annual salary of at least $416,399.88 with an annual salary increase equal to no less than the percentage increase in the CPI over the prior year.  The Employment Agreement requires that Mr. Shaw’s salary be reviewed by the Compensation and Benefits Committee annually, which shall make such increases as it considers appropriate.   Mr. Shaw took a 10% salary cut in August of 2009, along with all other executive officers and other employees earning over a certain salary.  In 2010, Mr. Shaw received $41,681.64 to offset his salary reductions through August 20, 2010.  In 2011, the Compensation and Benefits Committee increased his salary by $6,421 over his 2010 salary.

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

Mr. Shaw has the right under this agreement to resign in the event that there is a change in control.  A “Change of Control” shall be deemed to have occurred on either of the following dates: (i) the date any one person (other than Mr. Shaw), or more than one person acting as a group, acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) ownership of stock of the Company possessing 30% or more of the total possible voting power of the stock of the Company (assuming the immediate conversion of all then outstanding convertible preferred stock) or (ii) the date a majority of members of the Board of Directors is replaced during any 12-month period by Directors whose appointment or election is not endorsed by a majority of the members of the Company’s Board of Directors before the date of the appointment or election.  Mr. Shaw further has the right to resign if there is a change in ownership.  A change in ownership is defined to have occurred on the date that any one person (other than Mr. Shaw) or more than one person acting as a group acquires ownership of the Company’s stock that, together with the stock previously held by such person or group, constitutes more than 50% of the total fair market value or total voting power (assuming the immediate conversion of all then outstanding convertible preferred stock) of the Company.  In such event Mr. Shaw is entitled to salary through the date of termination, salary for 24 months, reimbursement of expenses, and applicable benefits.

Mr. Shaw’s commitment to the Company may not be construed as preventing him from participating in other businesses or from investing his personal assets as may require occasional or incidental time in the management, conservation, and protection of such investments provided such investments or businesses cannot be construed as being competitive or in conflict with the business of the Company.

Mr. Shaw has agreed to a one-year non-compete, not to hire or attempt to hire employees for one year, and not make known our customers or accounts or to call on or solicit our accounts or customers in the event of termination of his employment for one year unless the termination is without cause or pursuant to a change of control or ownership.

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

CLARENCE ZIERHUT

MARCO LATERZA

AMY MACK

SUMMARY OF TOTAL COMPENSATION

The following Summary Compensation Table sets forth the total compensation paid or accrued by us over the past three fiscal years to or for the account of the principal executive officer, the principal financial officer, and the three highest paid additional executive officers:

SUMMARY COMPENSATION TABLE FOR 2008-2010
Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Option Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Thomas J. Shaw	2008	416,548	—	—	4,600	421,148
President and CEO	2009	399,887	—	1,762,500	4,808	2,167,195
(principal executive officer)	2010	427,854	—	—	—	427,854

Michele M. Larios	2008	350,540	—	6,843	4,600	361,983
Vice President,	2009	336,676	—	89,858	4,047	430,581
General Counsel	2010	350,051	200,000	—	—	550,051

Douglas W. Cowan	2008	290,000	—	6,460	4,600	301,060
Vice President, CFO	2009	278,289	—	57,575	3,346	339,210
(principal financial officer, principal accounting officer)	2010	290,406	35,000	—	—	325,406

Steven R. Wisner	2008	290,020	—	6,694	4,600	301,314
Executive Vice President,	2009	278,289	—	13,806	3,123	295,218
Engineering and Production	2010	290,000	15,000	—	—	305,000

Russell B. Kuhlman	2008	140,000	—	4,019	2,800	146,819
Vice President, Sales	2009	133,769	—	14,688	1,606	150,063
	2010	139,992	5,000	—	—	144,992

(1)           The following amounts included in the Salary column represent nonrecurring payments made to offset salary reductions, as described above in the Compensation Discussion and Analysis under the subheading Base Salary: for Thomas J. Shaw, $41,682; for Douglas W. Cowan, $29,000; for Steven R. Wisner, $29,000; for Michele M. Larios, $35,000; and for Russell B. Kuhlman, $10,098.

(2)           Except for the option granted to Mr. Shaw, all options issued during or after 2008 were granted under the 2008 Stock Option Plan.  Options issued prior to 2008 were issued under either the 1996 Incentive Stock Option Plan, the 1996 Stock Option Plan for Directors and Other Individuals, or under the 1999 Stock Option Plan.  The employees who had such options were permitted to exchange them for options granted under the 2008 Stock Option Plan pursuant to an Exchange Offer in 2008.

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

No options were granted in 2010.

The expected life and forfeiture rate assumptions are based on the vesting period for each option grant and expected exercise behavior.  The assumptions for expected volatility and dividend yield are based on recent historical experience.  Risk-free interest rates are set using grant-date U.S. Treasury yield curves for the same periods as the expected term.

(3)           This amount was compensation pursuant to our matching contributions to the 401(k) plan.

Narrative Disclosure to Summary Compensation Table

Please see Compensation Pursuant to Employment Agreement above and POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL below for terms of our only employment agreement in effect.

For each Named Executive Officer, salary and bonus represent 100% of total compensation for 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following Outstanding Equity Awards at Fiscal Year-End Table sets forth information regarding unexercised options held by the principal executive officer, the principal financial officer, and the three highest paid additional executive officers as of December 31, 2010.

Outstanding Equity Awards at 2010 Fiscal Year End
	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price ($)	Option Expiration Date

Thomas J. Shaw	3,000,000	0.81	7-15-19
President, CEO
(principal executive officer)

Michele M. Larios	97,050	1.30	11-18-18
Vice President,	152,950	0.81	7-15-19
General Counsel

Douglas W. Cowan	102,000	1.30	11-18-18
Vice President, CFO	98,000	0.81	7-15-19
(principal financial officer, principal accounting officer)

Steven R. Wisner	100,700	1.30	11-18-18
Executive Vice President,	23,500	0.81	7-15-19
Engineering and Production

Russell B. Kuhlman	63,450	1.30	11-18-18
Vice President, Sales	25,000	0.81	7-15-19

PENSION BENEFITS

We do not have a pension plan other than the 401(k) plan which is available to all employees the first of the month after 90 days of service.

401(k) Plan

We implemented an employee savings and retirement plan (the “401(k) Plan”) in 2005 that is intended to be a tax-qualified plan covering substantially all employees.  Under the terms of the 401(k) Plan, employees may elect to contribute up to 88% of their compensation, or the statutory prescribed limit, if less.  We may, at our discretion, match employee contributions.  We made matching contributions of $0, $76,643, and $122,000 in 2010, 2009, and 2008, respectively.  Of these matching contributions, $0, $16,930, and $21,095 were to executive officers in 2010, 2009, and 2008, respectively.   We suspended matching contributions beginning August 1, 2009 until further notice.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following table identifies the types and amounts of payments that shall be made to Mr. Thomas Shaw, our CEO, in the event of a termination of his employment or a change in control per his Employment Agreement.  Such payments shall be made by us and shall be one-time, lump sum payments except as indicated below.

SUMMARY OF PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL ASSUMING OCCURRENCE AS OF DECEMBER 31, 2010(1)

Payment Triggering Event	Salary Through Trigger Event Date	Amounts Owed Under Benefit Plans(2)	Reimbursement of Expenses	Undiscounted Salary For a Period of 24 Months	Payment Equal to 90 Days’ Salary	Value of Payments(3)
Death	x	x	x	—	—	—

Disability	x	x	x	772,344	—	772,344

Termination With Cause	x	—	x	—	—	—

Termination Without Cause	x	x	x	772,344	—	772,344

Resignation (Other Than After a Change in Control)	x	x	x	—	96,543	772,344

Resignation (After a Change in Control)	x	x	x	772,344	—	772,344

(1)           The above payments would be paid under Mr. Shaw’s agreement at certain times.  Any payments arising as a result of disability or resignation would be paid not sooner than six months and one day from the termination date but not later than seven months from the termination date.  Any payments arising as a result of death would be paid no later than the 90th day following the death.  Payments arising as a result of termination with cause or termination without cause would be paid not later than the 30th day following the date of termination except that any amount due in excess of an amount equal to the lesser of two times annual compensation or two times the limit on compensation under section 401(17) of the Internal Revenue Code of 1986 such amount in excess shall be paid no earlier than six months and one day after the date of termination but in no event later than seven months after the date of termination.  Under Mr. Shaw’s agreement, Mr. Shaw has agreed to a one-year non-compete, not to hire or attempt to hire employees for one year, and not make known our customers or accounts or to call on or solicit our accounts or customers in the event of termination of his employment for one year unless the termination is without cause or pursuant to a change of control.  However, it is not clear that the above payments are conditioned on the performance of these contractual obligations.

(2)           Mr. Shaw participates in our benefit plans which do not discriminate in scope, terms, or operation in favor of executive officers.  Such plans are generally available to all salaried employees.  Accordingly, the value of such payments is not included in the “Value of Payments” column.

(3)           This value does not include payments under our benefit plans for reasons set forth in footnote 2 above.  In addition, this value assumes that the triggering event occurred on December 31, 2010.  Authorized payments under the Employment Agreement are also capped to one dollar less than the amount that would cause Mr. Shaw to be the recipient of a parachute payment under Section 280G(b) of the Internal Revenue Code.

COMPENSATION OF DIRECTORS

The following table identifies the types and amounts of compensation earned by our Directors (with the exception of those that are named Executive Officers as described in footnote 1 to the table) in the last Fiscal Year:

DIRECTOR COMPENSATION TABLE FOR 2010

Name(1)	Fees Earned or Paid in Cash ($)	All Other Compensation ($)(2)		Total ($)
Marco Laterza	$3,500	$20,000		$23,500
Amy Mack	$2,500	$40,350	(3)$	42,850
Marwan Saker	$3,500	$20,000		$23,500
Clarence Zierhut	$3,500	$20,000		$23,500

(1)           Thomas J. Shaw, Douglas W. Cowan, and Steven Wisner are Named Executive Officers who are also Directors.  Their compensation is reflected in the Summary Compensation and other tables presented earlier.

(2)           Each of the non-employee Directors was paid a one-time payment of $20,000 in September 2010 for his or her service to the Corporation.

(3)           Of this amount, Ms. Mack’s company was paid $20,350 for participating in clinical trials in 2010.

Narrative Explanation of Director Compensation Table for 2010

In 2010 we paid each non-employee Director a fee of $500 per meeting and reimbursed travel expenses.  We have granted to each Director stock options for Common Stock.  We do not pay any additional amounts for committee participation or special assignment.

Each of the non-employee Directors was paid a one-time payment of $20,000 in September 2010 for his or her service to the Corporation.  We have never before issued such a payment to our non-employee Directors and have no plans to do so again in the future.

Generally, employee Directors are compensated on an at-will basis as discussed in the COMPENSATION DISCUSSION AND ANALYSIS.  However, one employee, Mr. Thomas J. Shaw, our President and CEO, is compensated pursuant to an employment agreement.  Please see “Compensation Pursuant to Employment Agreement”, set forth above for an in depth summary of the terms of such agreement.

Compensation Committee Interlocks and Insider Participation

The Compensation and Benefits Committee is currently composed of Messrs. Clarence Zierhut and Marco Laterza, and Ms. Amy Mack.  Each of these members of this committee is an independent Board member and none have ever been employees of the Company.

There are no interlocking Directors or executive officers between us and any other company.  Accordingly, none of our executive officers or Directors served as a Director or executive officer for another entity one of whose executives or Directors served on our Board of Directors.

COMPENSATION POLICIES AND PRACTICES AS THEY RELATE TO RISK MANAGEMENT

We do not believe that risk-taking incentives are created by our compensation policies.  We do not have business units.  We believe that our compensation expense is a reasonable percentage of revenues overall.  We have not set specific performance criteria for the award of bonuses.  Salaries and bonuses, if any, are awarded based on skill, experience, and our overall revenues.  Non-cash awards to employees are made periodically in the form of stock options, which we believe align the employees’ interests with those of stockholders.  We review our compensation policies and practices as they relate to risk management objectives if compensation amounts are materially amended or if our risk profile changes.  No changes to our compensation policies and practices have been implemented as a result of changes to our risk profile.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information relating to our equity compensation plans as of December 31, 2010:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,586,013	$0.92	271,867

Equity compensation plans not approved by security holders*	225,000	$6.90	—

Total	5,811,013		271,867

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock
	Thomas J. Shaw(2) 511 Lobo Lane P.O. Box 9 Little Elm, TX 75068-0009	14,590,000	53.9%

	Suzanne M. August(3) 5793 Lois Lane Plano, TX 75024	3,800,000	15.8%

	Lillian E. Salerno(4) 432 Edwards Lewisville, TX 75067	1,856,000	7.7%

	Lloyd I. Miller, III(5) 4550 Gordon Drive Naples, FL 34102	1,255,975	5.2%

	ROI Capital Management, Mark T. Boyer, and Mitchell J. Soboleski(6) 300 Drakes Landing Road Suite 175 Greenbrae, CA 94904	1,197,374	5.0%

Class B Stock
	Thomas J. Shaw	80,000	3.5%
	Lillian E. Salerno	12,500	<1%

(1)           The Percent of Class is calculated for the Common Stock class by dividing each beneficial owner’s Amount of Beneficial Ownership, as shown in the table above, by the sum of the total outstanding Common Stock (23,988,414 shares) plus that beneficial owner’s stock equivalents (options and/or preferred stock), if any.  The Percent of Class is calculated for the Class B stock by dividing each beneficial owner’s Amount of Beneficial Ownership, as shown in the table above, by the total outstanding Class B shares (2,279,016 shares).

(2)           3,000,000 of the shares identified as Common Stock are shares acquirable through the exercise of a stock option.  80,000 of the shares identified as Common Stock are preferred shares which are eligible for conversion into Common Stock.  2,800,000 of the shares are owned by Ms. Suzanne August (see footnote 3) but are controlled by Mr. Shaw pursuant to a Voting Agreement.  These shares are permanently controlled by Mr. Shaw until such time as they are sold by Ms. August.  These shares are included in the share amounts and percentages for both Mr. Shaw and Ms. August in the above table.   Mr. Shaw has investment power over 1,000,000 shares of Common Stock as Trustee pursuant to trust agreements for the benefit of family members.  Ms. August has voting control over such 1,000,000 shares as Special Trustee (see footnote 3).  These shares are included in the share amounts and percentages for both Mr. Shaw and Ms. August in the above table.

(3)           Ms. August’s 2,800,000 shares are controlled by Mr. Thomas J. Shaw pursuant to a Voting Agreement.  These shares are included in the share amounts and percentages for both Mr. Shaw and Ms. August in the above table.    Ms. August has voting control over 1,000,000 shares of Common Stock as Special Trustee pursuant to trust agreements for the benefit of family members.  Mr. Shaw has investment power over such 1,000,000 shares as Trustee.  These shares are included in the share amounts and percentages for both Mr. Shaw and Ms. August in the above table.

(4)           12,500 of the shares identified as Common Stock are preferred shares which are eligible for conversion into Common Stock and 25,000 shares identified as Common Stock are shares which are obtainable by the exercise of a stock option.

(5)           The number of shares held by this person was obtained from a Schedule 13G/A filed on February 9, 2011.  Pursuant to the Schedule 13G/A, Lloyd I. Miller, III has sole voting and dispositive power for 303,300 of the shares, and shared voting and dispositive power for 952,675 shares.

(6)           The number of shares held by these persons was obtained from a Schedule 13D filed on August 23, 2010.  Pursuant to Schedule 13D, these persons have sole voting and dispositive power for all reported shares which are held in advisory accounts of ROI Capital Management, Inc.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of March 1, 2010, for each Named Executive Officer specified by Item 402 of Regulation S-K (i.e., our CEO, CFO, and three other highest paid officers) and each Director of the Company.  Except pursuant to applicable community property laws or as otherwise discussed below, each shareholder identified in the table possesses sole voting and investment power with respect to his or her shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common Stock
As a Group	Named Executive Officers and Directors	15,887,900	59.3%
As Individuals	Thomas J. Shaw(2)	14,590,000	53.9%
	Marwan Saker(3)	445,500	1.8%
	Clarence Zierhut(4)	62,500	<1%
	Douglas W. Cowan(5)	200,000	<1%
	Steven R. Wisner(6)	129,450	<1%
	Russell B. Kuhlman(7)	89,450	<1%
	Michele M. Larios(8)	261,000	1.1%
	Marco Laterza(9)	60,000	<1%
	Amy Mack(10)	50,000	<1%
Class B Stock
As a Group	Named Executive Officers and Directors	435,000	19.0%
As Individuals	Thomas J. Shaw	80,000	3.5%
	Marwan Saker	355,000	15.5%

(1)           The Percent of Class is calculated for the individuals holding Common Stock by dividing each beneficial owner’s Amount of Beneficial Ownership, as shown in the table above, by the sum of the total outstanding Common Stock (23,988,414 shares) plus that beneficial owner’s stock equivalents (options and/or preferred stock), if any.  The Percent of Class is calculated for the “As a Group” rows by totaling all of the Percent of Class percentages appearing in the chart for individuals for each relevant class.  The Percent of Class is calculated for the Class B stock by dividing each beneficial owner’s Amount of Beneficial Ownership, as shown in the table above, by the total outstanding Class B shares (2,279,016 shares).

(2)           3,000,000 of the shares identified as Common Stock are shares acquirable through the exercise of a stock option. 80,000 of the shares identified as Common Stock are preferred shares which are eligible for conversion into Common Stock.  2,800,000 of the shares are owned by Ms. Suzanne August  but are controlled by Mr. Shaw pursuant to a Voting Agreement.  These shares are permanently controlled by Mr. Shaw until such time as they are sold by Ms. August.  These shares are included in calculating Mr. Shaw’s percentages in the above table. Mr. Shaw has investment power over 1,000,000 shares of Common Stock as Trustee pursuant to trust agreements for the benefit of family members.  These shares are included in calculating Mr. Shaw’s percentages in the above table.

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

(5)           These shares are acquirable by the exercise of stock options.

(6)           124,200 of these shares are acquirable by the exercise of stock options.

(7)           88,450 of these shares identified as Common Stock are shares acquirable by the exercise of stock options.

(8)           250,000 of these shares identified as Common Stock are shares acquirable by the exercise of stock options. 1,000 of these shares are owned by Ms. Larios’ children.

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

There are no arrangements, the operation of which would result in a change in control of the Company, other than:

1. Ms. August’s shares shall cease to be controlled by Mr. Shaw under their Voting Agreement upon their sale to a third party; and

2. Mr. Shaw was granted an option for the purchase of 3,000,000 shares of Common Stock.  Mr. Shaw is able  to control 53.9% of the currently outstanding shares of the Common Stock and would control 45.2% of the Common Stock assuming the exercise of all outstanding options and conversion of all outstanding preferred shares and convertible loans.

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

Thomas J. Shaw, our President and Chief Executive Officer, beneficially owned 32.14% of the outstanding Common Stock (and controlled another 15.84% pursuant to a Voting Agreement with Ms. Suzanne August and trust agreements for the benefit of family members) as of March 1, 2010.  In 1995, Mr. Shaw was paid a licensing fee of $500,000 (amortized over 17 years) by us for the exclusive worldwide licensing rights to manufacture, market, sell, and distribute retractable medical safety products.  A royalty of 5% of gross sales of all licensed products sold to customers over the life of the Technology Licensing Agreement is paid.  Of this royalty, Ms. Suzanne August, the former spouse of Mr. Shaw, is entitled to $100,000 per quarter.  Mr. Shaw receives the remainder of this royalty.  A royalty of $2,552,095, $1,183,883 was paid to Thomas J. Shaw in 2010 and 2009, respectively.  Ms. August received $400,000 in 2010 and 2009.  Royalties of $949,619 were paid to Mr. Shaw and Ms. August from January 1, 2011 through March 1, 2011.  In the third quarter of 2009, the Company announced several cost cutting initiatives to conserve its cash.  As part of those initiatives, Mr. Shaw waived $1,000,000 in royalty payments, most of which affected cash outlays in 2009.

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

The Board of Directors, in reviewing the independence of its members, further considered the fact that we paid Ms. Mack’s company $20,350 in 2010 and $9,940 in 2009 for conducting clinical trials.  The Board of Directors determined that her independence was not compromised by such transactions.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES

The aggregate fees billed by CF & Co., L.L.P. for professional services rendered for the audit of our annual financial statements for 2010 and 2009 and the reviews of the financial statements included in our Forms 10-Q or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $193,300 and $273,935, respectively.

AUDIT RELATED FEES

The aggregate fees billed by CF & Co., L.L.P. for professional services rendered for the audit of our 401(k) plan for 2010 and 2009 were $13,520 and $11,500, respectively.

TAX FEES

The aggregate fees billed by CF & Co., L.L.P. for preparation of federal and state income tax returns and tax consulting costs related to notices from taxing authorities for 2010 and 2009 were $65,438 and $64,929, respectively.

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

(2)

Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below. Schedule II-Schedule of Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009, and 2008:

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Provision for Inventories
Fiscal year ended 2008	$205,600	$—	$—	$205,600
Fiscal year ended 2009	$205,600	$—	$—	$205,600
Fiscal year ended 2010	$205,600	$—	$—	$205,600

Provision for Accounts Receivables
Fiscal year ended 2008	$254,008	$245,958	$—	$499,966
Fiscal year ended 2009	$499,966	$182,000	$—	$681,966
Fiscal year ended 2010	$681,966	$98,934	$—	$780,900

Deferred Tax Valuation
Fiscal year ended 2008	$3,666,932	$2,366,454	$—	$6,033,386
Fiscal year ended 2009	$6,033,386	$613,818	$—	$6,647,204
Fiscal year ended 2010	$6,647,204	$—	$1,204,522	$5,442,682

Provision for Rebates		(A)	(B)
Fiscal year ended 2008	$4,638,493	$13,625,257	$14,395,904	$3,867,846
Fiscal year ended 2009	$3,867,846	$16,554,163	$14,365,035	$6,056,974
Fiscal year ended 2010	$6,056,974	$16,862,736	$11,817,381	$11,102,329

(A)          Represents estimated rebates deducted from gross revenues

(B)          Represents rebates credited to the distributor

(3)        Exhibits:

The following exhibits are filed herewith or incorporated herein by reference to exhibits previously filed with the SEC.

(b)          Exhibits

Exhibit No.	Description of Document
3(i)	Restated Certificate of Formation with Certificates of Designation, Preferences, Rights and Limitations of Class B Preferred Stock (all Series) *

3(ii)	Fourth Amended and Restated Bylaws of RTI**

4	Restated Certificate of Formation with Certificates of Designation, Preferences, Rights and Limitations of Class B Preferred Stock (all Series) *

Exhibit No.	Description of Document

10.1	Sample United States Distribution Agreement***

10.2	Sample Foreign Distribution Agreement***

10.3	Employment Agreement between RTI and Thomas J. Shaw dated as of January 1, 2008 (This is a management compensation contract.) ****

10.4	Technology License Agreement between Thomas J. Shaw and RTI dated the 23rd day of June 1995***

10.5	First Amendment to Technology License Agreement between Thomas J. Shaw and RTI dated the 3rd day of July, 2008 †

10.6	Loan Agreement among RTI, Katie Petroleum and Thomas J. Shaw as of the 30th day of September, 2002 and Promissory Note††

10.7	RTI’s 1999 Stock Option Plan***

10.8	First Amendment to 1999 Stock Option Plan†††

10.9	Retractable Technologies, Inc. 2008 Stock Option Plan††††

10.10	Thomas J. Shaw Nonqualified Stock Option Agreement Issued Outside of Any Plan °

10.11	Voting Agreement Between Thomas J. Shaw and Suzanne August dated November 8, 2006 °°

14	Retractable Technologies, Inc. Code of Business Conduct and Ethics °°°

23	Consent of Independent Registered Public Accounting Firm °°°°

31.1	Certification of Principal Executive Officer °°°°

31.2	Certification of Principal Financial Officer °°°°

32	Section 1350 Certifications °°°°

*	Incorporated herein by reference to RTI’s Form 10-Q filed on November 15, 2010

**	Incorporated herein by reference to RTI’s Form 8-K filed on May 13, 2010

***	Incorporated herein by reference to RTI’s Registration Statement on Form 10-SB filed on June 23, 2000

****	Incorporated herein by reference to RTI’s Form 10-Q filed on November 14, 2008

†	Incorporated herein by reference to RTI’s Form 10-K filed on March 31, 2009

††	Incorporated herein by reference to RTI’s Form 8-K filed on October 10, 2002

†††	Incorporated herein by reference to RTI’s Form 10-KSB filed on March 31, 2003

††††	Incorporated herein by reference to RTI’s definitive Schedule 14A filed on August 19, 2008

°	Incorporated herein by reference to RTI’s Form 10-K filed on March 31, 2010

°°	Incorporated herein by reference to RTI’s Schedule TO filed on October 17, 2008

°°°	Incorporated herein by reference to RTI’s Form 8-K filed on February 19, 2010

°°°°	Filed herewith

(c)	Excluded Financial Statement Schedules: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

By:	/s/ Thomas J. Shaw
THOMAS J. SHAW
CHAIRMAN, PRESIDENT, AND
CHIEF EXECUTIVE OFFICER

Date:	March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven R. Wisner
Steven R. Wisner
Executive Vice President, Engineering &
Production and Director

March 31, 2011

/s/ Douglas W. Cowan
Douglas W. Cowan
Vice President, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director

March 31, 2011

/s/ Clarence Zierhut
Clarence Zierhut
Director

March 31, 2011

/s/ Amy Mack
Amy Mack
Director

March 31, 2011

/s/ Marco Laterza
Marco Laterza
Director

March 31, 2011

/s/ Marwan Saker
Marwan Saker
Director

March 31, 2011