Form 10-Q
period 2011-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2011-05-13
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,000,914 shares of Common Stock, no par value, issued and outstanding on May 2, 2011.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2011

PART I—FINANCIAL INFORMATION

Item 1.                       Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2011
	(unaudited)	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$24,599,805	$23,266,039
Accounts receivable, net	7,611,042	7,582,062
Inventories, net	6,995,668	8,682,191
Income taxes receivable	12,031	12,031
Other current assets	249,607	681,244
Total current assets	39,468,153	40,223,567

Property, plant, and equipment, net	12,443,917	12,560,592
Intangible and other assets, net	396,050	406,910
Total assets	$52,308,120	$53,191,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,142,406	$3,847,966
Current portion of long-term debt	529,406	519,611
Accrued compensation	493,488	603,484
Accrued royalties to shareholders	797,288	949,619
Other accrued liabilities	2,471,372	3,910,428
Income taxes payable	60,182	155,000
Total current liabilities	7,494,142	9,986,108

Long-term debt, net of current maturities	4,167,812	4,304,460
Total liabilities	11,661,954	14,290,568

Commitments and contingencies — see Note 6

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	144,000	144,000
Series II, Class B	219,700	219,700
Series III, Class B	130,245	130,245
Series IV, Class B	552,500	552,500
Series V, Class B	1,232,571	1,232,571
Common stock, no par value	—	—
Additional paid-in capital	57,696,445	57,674,737
Retained deficit	(19,329,295)	(21,053,252)
Total stockholders’ equity	40,646,166	38,900,501
Total liabilities and stockholders’ equity	$52,308,120	$53,191,069

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Sales, net	$9,747,632	$8,465,617
Cost of sales
Cost of manufactured product	5,759,837	4,409,571
Royalty expense to shareholders	697,288	605,242
Total cost of sales	6,457,125	5,014,813
Gross profit	3,290,507	3,450,804

Operating expenses:
Sales and marketing	758,377	850,016
Research and development	190,280	182,208
General and administrative	2,441,755	4,439,240
Impairment of assets	—	163,039
Total operating expenses	3,390,412	5,634,503
Loss from operations	(99,905)	(2,183,699)

Interest and other income	15,977	5,680
Interest expense, net	(56,933)	(90,852)
Litigation settlements, net	1,900,000	—
Income (loss) before income taxes	1,759,139	(2,268,871)
Provision for income taxes	35,182	2,625
Net income (loss)	1,723,957	(2,271,496)
Preferred stock dividend requirements	(342,217)	(342,717)
Earnings (loss) applicable to common shareholders	$1,381,740	$(2,614,213)

Basic earnings (loss) per share	$0.06	$(0.11)

Diluted earnings (loss) per share	$0.05	$(0.11)

Weighted average common shares outstanding:
Basic	23,986,114	23,825,149
Diluted	26,664,597	23,825,149

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash flows from operating activities
Net income (loss)	$1,723,957	$(2,271,496)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	327,577	429,365
Stock option compensation	—	673,293
Provisions for doubtful accounts	167,000	—
Provision for inventory valuation	52,835	—
Accreted interest	5,695	8,917
Impairment of assets	—	163,039
(Increase) decrease in assets
Inventories	1,633,688	(1,594,570)
Accounts receivable	(195,980)	4,781,859
Other current assets	431,637	(117,690)
Increase (decrease) in liabilities
Accounts payable	(705,560)	(910,575)
Other accrued liabilities	(1,701,383)	216,567
Income taxes payable	(94,818)	—
Net cash provided by operating activities	1,644,648	1,378,709

Cash flows from investing activities
Purchase of property, plant, and equipment	(200,042)	(36,842)
Net cash used by investing activities	(200,042)	(36,842)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(132,548)	(151,609)
Proceeds from the exercise of stock options	21,708	—
Net cash used by financing activities	(110,840)	(151,609)

Net increase in cash and cash equivalents	1,333,766	1,190,258

Cash and cash equivalents at:
Beginning of period	23,266,039	18,126,084
End of period	$24,599,805	$19,316,342

Supplemental disclosures of cash flow information:
Interest paid	$69,229	$100,429
Income taxes paid	$130,000	$12,278

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

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of Management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.  The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements incorporated into its Form 10-K filed on March 31, 2011 for the year ended December 31, 2010.  Certain prior year amounts have been reclassified to conform with the current period’s presentation.

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

Concentration risks

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  Cash balances, some of which exceed federally insured limits, are maintained in financial institutions; however, Management believes the institutions are of high credit quality.  The majority of accounts receivable are due from companies which are well-established entities.  As a consequence, Management considers any exposure from concentrations of credit risks to be limited.  The Company had a high concentration of sales with three significant customers accounting for approximately $4.2 million, or 43.1% of net sales in the first quarter of 2011.

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 64% of its finished products in the first three months of 2011 from Double Dove, a Chinese manufacturer.  In the event that the Company becomes unable to purchase such product from Double Dove, the Company would need to find an alternate supplier for its 0.5mL insulin syringe, its 5mL and 10mL syringes and its autodisable syringe and increase domestic production for 1mL and 3mL syringes to avoid a disruption in supply.

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

Litigation settlements

Proceeds from litigation settlements are recognized when realizable.  Generally, realization is not reasonably assured and expected until proceeds are collected.  In connection with a settlement agreement, the Company granted Hospira, Inc. (“Hospira”) an exclusive one-year option to negotiate a licensing agreement for certain uses of the Patient Safe® syringe.  As part of the $8.0 million option payment, the Company received payments of $2.0 million in both the first and second quarter of 2011.  The Company recognizes proceeds from litigation settlements, net of any associated royalty expense.

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

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net income (loss)	$1,723,957	$(2,271,496)
Preferred dividend requirements	(342,217)	(342,717)
Earnings (loss) available to common shareholders after assumed conversions	$1,381,740	$(2,614,213)
Average common shares outstanding	23,986,114	23,825,419
Dilutive stock equivalents from stock options	2,678,483	—
Average common and common equivalent shares outstanding - assuming dilution	26,664,597	23,825,419
Basic earnings per share	$0.06	$(0.11)
Diluted earnings per share	$0.05	$(0.11)

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

Share-based compensation

The Company’s share-based payments are accounted for using the fair value method.  The Company records share-based compensation expense on a straight-line basis over the requisite service period.  The Company incurred the following share-based compensation costs:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Cost of sales	$—	$91,446
Sales and marketing	—	42,315
Research and development	—	14,129
General and administrative	—	525,403
	$—	$673,293

All stock options were fully vested at June 30, 2010; therefore, all stock option expense was fully recognized at June 30, 2010.

3.                    INVENTORIES

Inventories consist of the following:

	March 31, 2011	December 31, 2010
Raw materials	$1,371,551	$1,401,930
Finished goods	5,882,552	7,485,861
	7,254,103	8,887,791
Inventory reserve	(258,435)	(205,600)
	$6,995,668	$8,682,191

4.                    INCOME TAXES

The Company’s effective tax rate on the net income (loss) before income taxes was 2.0% and 0.1% for the three months ended March 31, 2011 and March 31, 2010, respectively.

5.                    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2011	December 31, 2010
Prepayments from customers	$2,106,997	$3,555,272
Accrued property taxes	118,409	—
Accrued professional fees	167,806	288,942
Other accrued expenses	78,160	66,214
	$2,471,372	$3,910,428

Prepayments from customers are attributable primarily to purchases by South American customers.

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

7.                    BUSINESS SEGMENTS

	March 31, 2011	March 31, 2010
U.S. sales	$7,303,238	$7,459,400
North and South America sales (excluding U.S.)	2,259,320	562,741
Other international sales	185,074	443,476
Total sales	$9,747,632	$8,465,617

	March 31, 2011	December 31, 2010

Long-lived assets
U.S.	$12,186,591	$12,297,942
International	$257,326	$262,650

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

8.                    SUBSEQUENT EVENTS

The Company purchased three molding machines in the second quarter of 2011 for $327,726.  The purchase was financed by Deutsche Leasing U.S.A.  The loan is for 36 months at 5.6%.  The monthly payments are $9,510.

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products into the marketplace since 1997.  Safety syringes comprised 92.6% of our sales in the first three months of 2011. We currently provide other safety medical products in addition to safety syringe products.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.

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

At the end of the second quarter of 2009, we announced that in the interest of the long-term survival of the Company we would reorganize some of the Company’s functions and implement staff reductions, all in order to minimize our cash expenditures and conserve our resources.  Our workforce was reduced by 16% on July 1, 2009.  However, due to the increase in production from sales to the Department of Health and Human Services, we increased the workforce at the Little Elm facility beginning in the latter part of the third quarter of 2009.  Salaries for all personnel above a certain salary level were cut by 10% in 2009.  Although salary reductions remain in place, we granted payments to our employees to offset the salary reductions in 2010.  Stock option expense also declined as all options vested in the second quarter of 2010 and were fully amortized at that time.

We are bringing additional molding operations to Little Elm as a cost saving measure.  The addition of three molding machines in the second quarter of 2011 is part of that endeavor.  We continue to focus on methods of upgrading our manufacturing capability and efficiency in order to reduce costs.

Effective July 12, 2010, we entered into a settlement agreement with Abbott and Hospira.  In connection with this settlement agreement, we granted Hospira an exclusive one-year option to negotiate a licensing agreement for certain uses of our Patient Safe® syringe.  It has not exercised its option.  As part of the option fee, we received from Hospira payments of $2 million in the first quarter of 2011 and $2 million in the second quarter of 2011.  We expect another payment of $2 million in the third quarter of 2011.

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

Product purchases from Double Dove, a Chinese manufacturer, have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the three months ended March 31, 2011, Double Dove manufactured approximately 64% of the units we produced.  We believe we could make up any long-term disruption in these purchases by utilizing more of the capacity at the Little Elm facility, except for the 0.5mL insulin syringe, the 5mL and 10mL syringes, and the autodisable syringe which altogether comprised about 3.3% of our revenues for the three months ended March 31, 2011.

With increased volumes, our manufacturing unit costs have generally tended to decline.  Factors that could affect our unit costs include increases in costs by third party manufacturers, changing production volumes, costs of petroleum products, and transportation costs.  Increases in such costs may not be recoverable through price increases of our products.

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Variances have been rounded for ease of reading.  All period references are to the periods ended March 31, 2011 or 2010.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2011 and March 31, 2010

Domestic sales accounted for 74.9% and 88.2% of the revenues for the three months ended March 31, 2011 and 2010, respectively.  International sales accounted for the remaining revenues.  Domestic revenues decreased 2.1% principally due to lower average prices mitigated by higher volumes.  International revenues increased 142.9% due to higher volumes as well as higher prices.  Overall, unit sales increased 32.4%.  Domestic unit sales increased 9.6%.  International unit sales increased 112.6%.  Domestic unit sales were 64.6% of total unit sales for the three months ended March 31, 2011.

Gross profit decreased 4.6% primarily due to lower average domestic sales prices.  The average cost of manufactured product sold per unit decreased by 1.3%.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 15.2% due to higher gross sales.

Operating expenses decreased 39.8% or $2.2 million.  The decrease in General and administrative expense was the most significant.  The decrease of $2.0 million in General and administrative expense was due mainly to the reduction in litigation costs and some decrease in employee expenses, principally stock option expense.  Patent maintenance fees increased.  Sales and marketing expense decreased $92 thousand due principally to reduced employee expenses.  There were no impairment charges in 2011.  Research and development costs were flat.

Our operating loss was $100 thousand compared to an operating loss for the same period last year of $2.2 million.

Interest expense decreased due to lower loan balances.

Litigation settlements, net reflects cash proceeds of $2.0 million from Hospira less royalty expense of $100,000.

Our effective tax rate on the net income (loss) before income taxes was 2.0% and 0.1% for the three months ended March 31, 2011 and March 31, 2010, respectively.

Discussion of Balance Sheet and Statement of Cash Flow Items

Our balance sheet remains strong with cash making up 47.0% of total assets.  Working capital was $31.9 million at March 31, 2011, an increase of $1.7 million from December 31, 2010.

We expect to continue moving the manufacturing of piece parts to Little Elm as a cost saving measure.  Finished goods inventory decreased 21.4% since December 31, 2010 because inventory was sold at a faster rate than production.

Approximately $1.6 million in cash flow in the first quarter of 2011 was provided by operating activities.  Uses of cash were primarily for payments of liabilities.

LIQUIDITY

Historical Sources of Liquidity

We have historically funded operations primarily from the proceeds from revenues, private placements, loans, and litigation settlements.

Internal Sources of Liquidity

Margins and Market Access

To achieve break even quarters consistently, we need minimal access to hospital markets which has been difficult to obtain due to the monopolistic marketplace which was the subject of our initial lawsuit and now also included in our second antitrust lawsuit against BD.  We will continue to attempt to gain access to the market through our sales efforts, innovative technology, the introduction of new products, and, when necessary, litigation.

We continue to focus on methods of upgrading our manufacturing capability and efficiency in order to reduce costs.

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable supplier arrangements and relationships could result in the need to manufacture all (as opposed to 35.5%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

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

Licensing Agreement

Pursuant to a settlement agreement among us, Abbott, and Hospira effective July 12, 2010 (the “Effective Date”), Hospira was granted an exclusive one-year option to negotiate a licensing agreement to produce and market our Patient Safe® syringe for certain uses.  In exchange for the option, Hospira shall pay us $2 million per quarter for four quarters, beginning three months from the Effective Date and every three months thereafter, for a total of $8 million.  We have received $6 million thus far, including a payment in the second quarter of 2011.  In the event a licensing agreement is entered into, any remaining portion of the option fee shall, when paid, be credited against royalties payable by Hospira to the Company.

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

Effective July 12, 2010, we entered into a settlement agreement with Abbott and Hospira.  In connection with this settlement agreement, we granted Hospira an exclusive one-year option to negotiate a licensing agreement for certain uses of our Patient Safe® syringe.  It has not exercised its option.  As part of the option fee, we received from Hospira payments of $2 million in the first quarter of 2011 and $2 million in the second quarter of 2011.  We expect another payment of $2 million in the third quarter of 2011.

CAPITAL RESOURCES

Material Commitments for Capital Expenditures

We purchased three molding machines in the second quarter of 2011 for $327,726.  The purchase was financed by Deutsche Leasing U.S.A.  The loan is for 36 months at 5.6%.  The monthly payments are $9,510.

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

CONTRACTUAL OBLIGATIONS

We purchased three molding machines in the second quarter of 2011 for $327,726.  The purchase was financed by Deutsche Leasing U.S.A.  The loan is for 36 months at 5.6%.  The monthly payments are $9,510.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.        Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the first quarter of 2011 or subsequent to March 31, 2011 in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.        Legal Proceedings.

Please refer to Note 6 to the financial statements for a complete description of all legal proceedings.

Item 1A.     Risk Factors.

There were no material changes in the Risk Factors applicable to the Company as set forth in our Form 10-K annual report for 2010 which was filed on March 31, 2011, and which is available on EDGAR.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Working Capital Restrictions and Limitations on the Payment of Dividends

The certificates of designation for each of the outstanding series of Class B Convertible Preferred Stock each currently provide that, if a dividend upon any shares of Preferred Stock is in arrears, no dividends may be paid or declared upon any stock ranking junior to such stock and generally no junior preferred stock may be redeemed.  However, under certain conditions, and for certain Series of Class B Convertible Preferred Stock, we may purchase junior stock when dividends are in arrears.

Item 3.        Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

As of the three months ended March 31, 2011, the amount of dividends in arrears was $18,000 and the total arrearage was $54,000.

Series II Class B Convertible Preferred Stock

As of the three months ended March 31, 2011, the amount of dividends in arrears was $55,000 and the total arrearage was $165,000.

Series III Class B Convertible Preferred Stock

As of the three months ended March 31, 2011, the amount of dividends in arrears was $33,000 and the total arrearage was $3,409,000.

Series IV Class B Convertible Preferred Stock

As of the three months ended March 31, 2011, the amount of dividends in arrears was $138,000 and the total arrearage was $6,120,000.

Series V Class B Convertible Preferred Stock

As of the three months ended March 31, 2011, the amount of dividends in arrears was $99,000 and the total arrearage was $4,188,000.

Item 5.    Other Information.

The 2011 annual meeting shall be held on September 9, 2011, at 10:00 a.m. Central time at Little Elm City Hall; 100 West Eldorado Parkway; Little Elm, Texas 75068.

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

DATE: May 13, 2011	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN
VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER