Form 10-K/A
period 2010-12-31
RETRACTABLE TECHNOLOGIES INC
filed 2011-06-09
CIK 946563

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of May 25, 2011, there were 24,000,914 shares of our Common Stock issued and outstanding.

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

None except exhibits.

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the U.S. Securities and Exchange Commission on March 31, 2011.  The primary purposes of this Amendment No. 1 are to: 1) reclassify royalties of $116,671 paid in connection with litigation settlement payments as a reduction to Litigation settlements, net and a reduction to Royalty expense to shareholders shown under Cost of Sales to conform to the presentation used in our previous filings as well as our Form 10-Q for the quarter ended March 31, 2011; 2) correct the values for raw materials and finished goods (which values were inadvertently substituted for one another) in Note 3 to the financial statements in Item 8 of Part II; and 3) correct the dates on which the Directors’ terms expire in Item 10 of Part III.  No other material changes have been made.  The complete text of Items 7 and 8 of Part II and Item 10 of Part III are set forth herein.  Certain exhibits and signatures are also provided.

i

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-K/A

For the Fiscal Year Ended December 31, 2010

ii

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

As a result, gross profit margins decreased slightly from 34.7% in 2009 to 34.6% in 2010.

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

Operating loss was $6.7 million in 2010 compared to an operating loss in 2009 of $13.3 million.

Interest income decreased due to lower interest rates.  Interest expense increased due to higher average loan balances and a reduction in capitalized interest.

Litigation settlements, net reflects cash proceeds of $8.0 million from Hospira and a waiver of $1.4 million in marketing fees payable to Abbott. A receivable from Abbott for $144 thousand was also waived.  Royalties of $116,671 were paid as a result of the settlement.

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

CAPITAL RESOURCES

Material Commitments for Expenditures

In 2011, we purchased molding machines to expand our in-house molding capability and further reduce costs. Financing was completed in the second quarter of 2011 for three molding machines. The purchase and financing for a fourth molding machine is expected to be completed in 2011.

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

We have audited the accompanying balance sheets of Retractable Technologies, Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule of Retractable Technologies, Inc., listed in Item 15(a) of the Form 10-K.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
Sales, net	$36,219,562	$38,981,837	$27,899,318
Cost of Sales
Costs of manufactured product	20,757,488	22,659,437	17,504,842
Royalty expense to shareholders	2,940,948	2,806,223	2,168,268
Total cost of sales	23,698,436	25,465,660	19,673,110
Gross profit	12,521,126	13,516,177	8,226,208

Operating expenses:
Sales and marketing	3,674,168	4,372,163	4,835,272
Research and development	885,445	1,030,622	1,066,068
General and administrative	14,260,151	18,814,392	12,769,774
Impairment of assets	365,295	2,594,602	—
Total operating expenses	19,185,059	26,811,779	18,671,114
Loss from operations	(6,663,933)	(13,295,602)	(10,444,906)

Interest and other income	32,324	57,604	855,685
Interest expense, net	(302,843)	(21,892)	(54,359)
Litigation settlements, net	9,159,089	—	—
Income (loss) before income taxes	2,224,637	(13,259,890)	(9,643,580)
Benefit for income taxes	(176,057)	(3,837,590)	—
Net income (loss)	2,400,694	(9,422,300)	(9,643,580)
Preferred Stock dividend requirements	(1,370,620)	(1,370,868)	(1,373,019)
Earnings (loss) applicable to common shareholders	$1,030,074	$(10,793,168)	$(11,016,599)

Basic earnings (loss) per share	$0.04	$(0.45)	$(0.46)

Diluted earnings (loss) per share	$0.04	$(0.45)	$(0.46)

Weighted average common shares outstanding:
Basic	23,872,783	23,806,533	23,794,566
Diluted	26,248,874	23,806,533	23,794,566

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series I Class B		Series II Class B		Series III Class B		Series IV Class B		Series V Class B		Common
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2007	144,000	$144,000	219,700	$219,700	130,245	$130,245	553,500	$553,500	1,282,471	$1,282,471	23,755,414	$—

Conversion of Preferred Stock into Common Stock	—	—	—	—	—	—	(1,000)	(1,000)	(43,650)	(43,650)	44,650	—

Recognition of stock option compensation	—	—	—	—	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2008	144,000	144,000	219,700	219,700	130,245	130,245	552,500	552,500	1,238,821	1,238,821	23,800,064	—

Recognition of stock option compensation	—	—	—	—	—	—	—	—	—	—	—	—

Recognition of stock option exercise	—	—	—	—	—	—	—	—	—	—	25,085	—

Royalty waiver	—	—	—	—	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2009	144,000	144,000	219,700	219,700	130,245	130,245	552,500	552,500	1,238,821	1,238,821	23,825,149	—

Conversion of Preferred Stock into Common Stock	—	—	—	—	—	—	—	—	(6,250)	(6,250)	6,250	—

Recognition of stock option compensation	—	—	—	—	—	—	—	—	—	—	—	—

Recognition of stock option exercise	—	—	—	—	—	—	—	—	—	—	142,715	—

Payment of dividends	—	—	—	—	—	—	—	—	—	—	—	—

Net income	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2010	144,000	$144,000	219,700	$219,700	130,245	$130,245	552,500	$552,500	1,232,571	$1,232,571	23,974,114	$—

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Additional Paid-in Capital	Retained Earnings (Deficit)	Total

Balance as of December 31, 2007	$53,818,987	$(4,388,066)	$51,760,837

Conversion of Preferred Stock into Common Stock	44,650	—	—

Recognition of stock option compensation	88,546	—	88,546

Net loss	—	(9,643,580)	(9,643,580)

Balance as of December 31, 2008	53,952,183	(14,031,646)	42,205,803

Recognition of stock option compensation	2,111,360	—	2,111,360

Recognition of stock option exercise	25,610	—	25,610

Royalty waiver	1,000,000	—	1,000,000

Net loss	—	(9,422,300)	(9,422,300)

Balance as of December 31, 2009	57,089,153	(23,453,946)	35,920,473

Conversion of Preferred Stock into Common Stock	6,250	—	—

Recognition of stock option compensation	1,340,300	—	1,340,300

Recognition of stock option exercise	115,600	—	115,600

Payment of dividends	(876,566)	—	(876,566)

Net income	—	2,400,694	2,400,694

Balance as of December 31, 2010	$57,674,737	$(21,053,252)	$38,900,501

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

3.                INVENTORIES

Inventories consist of the following:

	Year Ended December 31,
	2010	2009
Raw materials	$1,401,930	$2,424,818
Finished goods	7,485,861	4,688,151
	8,887,791	7,112,969
Inventory reserve	(205,600)	(205,600)
	$8,682,191	$6,907,369

4.                PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	December 31,
	2010	2009

Land	$261,893	$261,893
Buildings and building improvements	11,093,797	11,079,905
Production equipment	14,808,055	14,428,077
Office furniture and equipment	2,260,219	2,148,622
Construction in progress	486,187	1,198,856
Automobiles	102,321	102,321
	29,012,472	29,219,674

	2010	2009
Accumulated depreciation	(16,451,880)	(14,985,493)
	$12,560,592	$14,234,181

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

In 2011, the Company purchased molding machines to expand its in-house molding capability and further reduce costs. Financing was completed in the second quarter of 2011 for three molding machines. The purchase and financing for a fourth molding machine is expected to be completed in 2011.

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

	(In thousands, except for per share and outstanding stock amounts)
	2010
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Sales, net	$8,466	$7,449	$12,235	$8,070
Cost of sales	5,015	4,624	7,018	7,042
Gross profit	3,451	2,825	5,217	1,028
Total operating expenses	5,635	5,854	4,185	3,511
Income (loss) from operations	(2,184)	(3,029)	1,032	(2,483)
Interest and other income	6	3	10	14
Interest expense, net	(91)	(76)	(70)	(66)
Litigation settlements, net	—	—	7,259	1,900
Benefit (provision) for income taxes	(2)	337	—	(158)
Net income (loss)	(2,271)	(2,765)	8,231	(793)
Preferred stock dividend requirements	(343)	(343)	(343)	(342)
Earnings (loss) applicable to common shareholders	$(2,614)	$(3,108)	$7,888	$(1,135)
Net earnings (loss) per share – basic	$(0.11)	$(0.13)	$0.33	$(0.05)

	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Net earnings (loss) per share – diluted	(0.11)	$(0.13)	$0.29	(0.05)
Weighted average shares outstanding - basic	23,825,149	23,825,149	23,887,028	23,953,806
Weighted average shares outstanding - diluted	23,825,149	23,825,149	28,767,768	23,953,806
Gross profit margin	40.8%	37.9%	42.6%	12.7%

	(In thousands, except for per share and outstanding stock amounts)
	2009
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Sales, net	$5,258	$5,753	$10,752	$17,219
Cost of sales	4,029	3,413	7,817	10,207
Gross profit	1,229	2,340	2,935	7,012
Total operating expenses	5,271	5,121	6,484	9,936
Loss from operations	(4,042)	(2,781)	(3,549)	(2,924)
Interest and other income	29	11	14	4
Interest expense, net	—	—	—	(22)
Benefit for income taxes	105	—	100	3,633
Net income (loss)	(3,908)	(2,770)	(3,435)	691
Preferred stock dividend requirements	(343)	(343)	(343)	(342)
Earnings (loss) applicable to common shareholders	$(4,251)	$(3,113)	$(3,778)	$349
Net earnings (loss) per share – basic and diluted	$(0.18)	$(0.13)	$(0.16)	$0.01
Weighted average shares outstanding	23,800,064	23,800,064	23,803,397	23,822,607
Gross profit margin	23.4%	40.7%	27.3%	40.7%

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

Name	Age	Position	Term as Director Expires
EXECUTIVES
Thomas J. Shaw	60	Chairman, President, Chief Executive Officer, and Class 2 Director	2012
Douglas W. Cowan	67	Vice President, Chief Financial Officer, Treasurer, Principal Accounting Officer, and Class 2 Director	2012
Kathryn M. Duesman	48	Executive Director, Global Health	N/A
Russell B. Kuhlman	57	Vice President, Sales	N/A
Michele M. Larios	44	Vice President, General Counsel, and Secretary	N/A
Lawrence G. Salerno	50	Director of Operations	N/A
Steven R. Wisner	53	Executive Vice President, Engineering & Production and Class 1 Director	2011

INDEPENDENT DIRECTORS
Marco Laterza	63	Class 1 Director	2011
Amy Mack	43	Class 1 Director	2011
Marwan Saker	55	Class 2 Director	2012
Clarence Zierhut	82	Class 2 Director	2012

SIGNIFICANT EMPLOYEES
Shayne Blythe	42	Director of Sales and Marketing Logistics	N/A
John W. Fort III	42	Director of Accounting	N/A
James A. Hoover	63	Director of Quality Assurance	N/A
R. John Maday	50	Production Manager	N/A
Judy Ni Zhu	52	Research and Development Manager	N/A

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b)           Exhibits

Exhibit No.	Description of Document

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

By:	/s/ Thomas J. Shaw
THOMAS J. SHAW
CHAIRMAN, PRESIDENT, AND
CHIEF EXECUTIVE OFFICER

Date:	June 9, 2011