Form 10-Q
period 2011-06-30
RETRACTABLE TECHNOLOGIES INC
filed 2011-08-12
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,028,436 shares of Common Stock, no par value, issued and outstanding on August 1, 2011.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2011

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2011
	(unaudited)	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$26,790,307	$23,266,039
Accounts receivable, net	4,288,459	7,582,062
Inventories, net	8,084,255	8,682,191
Income taxes receivable	11,973	12,031
Other current assets	214,490	681,244
Total current assets	39,389,484	40,223,567

Property, plant, and equipment, net	12,720,061	12,560,592
Intangible and other assets, net	385,190	406,910
Total assets	$52,494,735	$53,191,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,301,597	$3,847,966
Current portion of long-term debt	643,544	519,611
Accrued compensation	600,704	603,484
Dividends payable	291,700	—
Accrued royalties to shareholders	733,965	949,619
Other accrued liabilities	1,393,489	3,910,428
Income taxes payable	77,466	155,000
Total current liabilities	7,042,465	9,986,108

Long-term debt, net of current maturities	4,235,362	4,304,460
Total liabilities	11,277,827	14,290,568

Commitments and contingencies — see Note 6

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	144,000	144,000
Series II, Class B	219,700	219,700
Series III, Class B	130,245	130,245
Series IV, Class B	552,500	552,500
Series V, Class B	1,232,571	1,232,571
Common stock, no par value	—	—
Additional paid-in capital	57,420,315	57,674,737
Retained deficit	(18,482,423)	(21,053,252)
Total stockholders’ equity	41,216,908	38,900,501
Total liabilities and stockholders’ equity	$52,494,735	$53,191,069

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Sales, net	$7,975,971	$7,448,733	$17,723,603	$15,914,350
Cost of sales
Cost of manufactured product	4,207,000	4,074,388	9,966,837	8,483,959
Royalty expense to shareholders	633,348	549,271	1,330,636	1,154,513
Total cost of sales	4,840,348	4,623,659	11,297,473	9,638,472
Gross profit	3,135,623	2,825,074	6,426,130	6,275,878

Operating expenses:
Sales and marketing	790,891	955,961	1,549,268	1,805,977
Research and development	179,602	204,004	369,882	386,212
General and administrative	3,153,072	4,694,151	5,594,827	9,133,391
Impairment of assets	—	—	—	163,039
Total operating expenses	4,123,565	5,854,116	7,513,977	11,488,619
Loss from operations	(987,942)	(3,029,042)	(1,087,847)	(5,212,741)

Interest and other income	17,621	2,517	33,598	8,197
Interest expense, net	(65,523)	(75,685)	(122,456)	(166,537)
Litigation settlements, net	1,900,000	—	3,800,000	—
Income (loss) before income taxes	864,156	(3,102,210)	2,623,295	(5,371,081)
Provision (benefit) for income taxes	17,284	(337,132)	52,466	(334,507)
Net income (loss)	846,872	(2,765,078)	2,570,829	(5,036,574)
Preferred stock dividend requirements	(342,217)	(342,717)	(684,434)	(685,434)
Earnings (loss) applicable to common shareholders	$504,655	$(3,107,795)	$1,886,395	$(5,722,008)

Basic earnings (loss) per share	$0.02	$(0.13)	$0.08	$(0.24)

Diluted earnings (loss) per share	$0.02	$(0.13)	$0.07	$(0.24)

Weighted average common shares outstanding:
Basic	24,004,118	23,825,149	23,995,116	23,825,149
Diluted	26,189,076	23,825,149	26,573,513	23,825,149

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities
Net income (loss)	$2,570,829	$(5,036,574)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	654,666	788,680
Stock option compensation	—	1,340,300
Provisions for doubtful accounts	854,959	—
Provision for inventory valuation	52,835	—
Reserve for non-contractual deductions	—	850,000
Accreted interest	10,540	17,054
Impairment of assets	—	163,039
(Increase) decrease in assets:
Inventories	545,101	(3,761,831)
Accounts receivable	2,438,644	3,296,802
Income taxes receivable	58	(334,483)
Other current assets	466,754	(172,224)
Increase (decrease) in liabilities:
Accounts payable	(546,369)	(2,290,929)
Accrued liabilities, other	(2,735,373)	864,293
Income taxes payable	(77,534)	—
Net cash provided by (used by) operating activities	4,235,110	(4,275,873)

Cash flows from investing activities
Purchase of property, plant, and equipment	(464,689)	(18,597)
Net cash used by investing activities	(464,689)	(18,597)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(283,431)	(2,398,515)
Proceeds from the exercise of stock options	37,278	—
Net cash used by financing activities	(246,153)	(2,398,515)

Net increase (decrease) in cash and cash equivalents	3,524,268	(6,692,985)

Cash and cash equivalents at:
Beginning of period	23,266,039	18,126,084
End of period	$26,790,307	$11,433,099

Supplemental disclosures of cash flow information:
Interest paid	$139,933	$179,024
Income taxes paid	$130,000	$15,755

Supplemental schedule of noncash financing activities:
Preferred dividends declared	$291,700	$876,566
Debt assumed for the purchase of molding machines	$327,725	$—

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

Business of the Company

Retractable Technologies, Inc. (the “Company”) was incorporated in Texas on May 9, 1994, and designs, develops, manufactures, and markets safety syringes and other safety medical products for the healthcare profession.  The Company began to develop its manufacturing operations in 1995.  The Company’s manufacturing and administrative facilities are located in Little Elm, Texas.  The Company’s primary products with Notice of Substantial Equivalence to the FDA are the VanishPoint® 0.5mL insulin syringe; 1mL tuberculin, insulin, and allergy antigen syringes; the 0.5mL, 2mL, 3mL, 5mL, and 10mL syringes; the small diameter tube adapter; the blood collection tube holder; the allergy tray; the IV safety catheter; the Patient Safe® syringe; and the Patient Safe® Luer Cap.

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of Management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.  The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements incorporated into its Form 10-K filed on March 31, 2011 for the year ended December 31, 2010 and Form 10-K/A filed on June 9, 2011 for the same period.  Certain prior year amounts have been reclassified to conform with the current period’s presentation.

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

The Company records an allowance for estimated returns as a reduction to Accounts receivable and Gross sales.  Historically, returns have been immaterial.

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

Concentration risks

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  Cash balances, some of which exceed federally insured limits, are maintained in financial institutions; however, Management believes the institutions are of high credit quality.  The majority of accounts receivable are due from companies which are well-established entities.  As a consequence, Management considers any exposure from concentrations of credit risks to be limited.  The Company had a high concentration of sales with three significant customers accounting for approximately $7.3 million, or 41.2% of net sales in the six months ended June 30, 2011.

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 71.9% of its finished products in the first six months of 2011 from Double Dove, a Chinese manufacturer.  In the event that the Company becomes unable to purchase such product from Double Dove, the Company would need to find an alternate supplier for its 0.5mL insulin syringe, its 5mL and 10mL syringes and its autodisable syringe and increase domestic production for 1mL and 3mL syringes to avoid a disruption in supply.

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

Litigation settlements

Proceeds from litigation settlements are recognized when realizable.  Generally, realization is not reasonably assured and expected until proceeds are collected.  In connection with a settlement agreement, the Company granted Hospira, Inc. (“Hospira”) an exclusive one-year option to negotiate a licensing agreement for certain uses of the Patient Safe® syringe, which option expired unexercised in July 2011.  As part of the $8.0 million option payment, the Company received payments of $2.0 million in the fourth quarter of 2010, and in the first and second quarters of 2011, with the final payment being due in the third quarter of 2011.  The Company recognizes proceeds from litigation settlements, net of any associated royalty expense.

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

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Net income (loss)	$846,872	$(2,765,078)	$2,570,829	$(5,036,574)
Preferred dividend requirements	(342,217)	(342,717)	(684,434)	(685,434)
Effect of dilutive securities: Convertible debt interest and loan fees	—	—	(613)	—
Earnings (loss) available to common shareholders after assumed conversions	$504,655	$(3,107,795)	$1,885,782	$(5,722,008)
Average common shares outstanding	24,004,118	23,825,149	23,995,116	23,825,149
Dilutive stock equivalents from stock options	2,184,958	—	2,443,619	—
Shares issuable upon conversion of convertible debt	—	—	134,778	—
Average common and common equivalent shares outstanding - assuming dilution	26,189,076	23,825,149	26,573,513	23,825,149
Basic earnings per share	$0.02	$(0.13)	$0.08	$(0.24)
Diluted earnings per share	$0.02	$(0.13)	$0.07	$(0.24)

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

Share-based compensation

The Company’s share-based payments are accounted for using the fair value method.  The Company records share-based compensation expense on a straight-line basis over the requisite service period.  The Company incurred the following share-based compensation costs:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Cost of sales	$—	$91,446	$—	$182,891
Sales and marketing	—	36,028	—	78,343
Research and development	—	14,129	—	28,259
General and administrative	—	525,403	—	1,050,807
	$—	$667,006	$—	$1,340,300

Recent Pronouncement

In June 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income.  FASB ASU No. 2011-05 amends existing guidance by allowing two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement: a statement of income and other comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income.  Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements.  ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The Company does not expect the adoption of this standard to have an impact on the Company’s financial position, results of operations, or cash flows.

3.	INVENTORIES

Inventories consist of the following:

	June 30, 2011	December 31, 2010
Raw materials	$1,404,986	$1,401,930
Finished goods	6,937,704	7,485,861
	8,342,690	8,887,791
Inventory reserve	(258,435)	(205,600)
	$8,084,255	$8,682,191

4.	INCOME TAXES

The Company’s effective tax rate on the net income (loss) before income taxes was 2.0% and 6.2% (benefit) for the six months ended June 30, 2011 and June 30, 2010, respectively.  The benefit was due to a carryback of net operating loss for 2009 pursuant to a revision in the tax law.

5.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2011	December 31, 2010
Prepayments from customers	$980,008	$3,555,272
Accrued property taxes	248,832	—
Accrued professional fees	98,885	288,942
Other accrued expenses	65,764	66,214
	$1,393,489	$3,910,428

Prepayments from customers are attributable primarily to purchases by South American customers.

6.	COMMITMENTS AND CONTINGENCIES

In June 2010, Becton Dickinson and Company (“BD”) filed an appeal in the U.S. Court of Appeals (the “Court”) for the Federal Circuit appealing a final judgment entered on May 19, 2010 for the Company and against BD’s counterclaims in patent litigation.  Such final judgment ordered that the Company recover $5,000,000 plus prejudgment interest, and ordered a permanent injunction for BD’s 1mL and 3mL Integra syringes until the expiration of certain patents.  The permanent injunction was stayed for the longer of the exhaustion of the appeal of the district court’s case or twelve months from May 19, 2010.  In July 2011, a three-judge panel of the Court reversed the district court’s judgment that BD’s 3mL Integra infringed the Company’s ‘224 patent and ‘077 patent.  The Court affirmed the district court’s judgment that the 1mL Integra infringes the Company’s ‘244 and ‘733 patents.  The Court also affirmed the district court’s judgment that the ‘077 patent is not invalid for anticipation or obviousness.  Out of eight principal issues that were contested in the appeal, the Company and an officer prevailed on six and BD prevailed on two.  The Company has petitioned for a rehearing by all the judges of the Federal Circuit as to whether the three-judge panel properly construed the Company’s patent claim language in finding that the 3mL Integra did not infringe.

In May 2010, the Company and an officer’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The Company and an officer filed a Second Amended Complaint on July 23, 2010 setting forth additional detail regarding the allegations of BD’s illegal conduct.  BD filed a motion to dismiss and the Court denied that motion in part and granted it in part, granting the Company the right to re-plead certain allegations by May 13, 2011.  The Company and an officer filed a Third Amended Complaint in May 2011, setting forth additional detail regarding the alleged illegal conduct by BD. Trial is set for January 10, 2012. BD is currently seeking a continuance of the trial date, which the Company has opposed.

In September 2007, BD and MDC Investment Holdings, Inc. (“MDC”) sued the Company in the United States District Court for the Eastern District of Texas, Texarkana Division, initially alleging that the Company is infringing two U.S. patents of MDC (6,179,812 and 7,090,656) that are licensed to BD. BD and MDC seek injunctive relief and unspecified damages.  The Company counterclaimed for declarations of non-infringement, invalidity, and unenforceability of the asserted patents.  The plaintiffs subsequently dropped allegations with regard to patent no. 7,090,656 and the Company subsequently dropped its counterclaims for unenforceability of the asserted patents.  The Court conducted a claims construction hearing on September 25, 2008 and issued its claims construction order on November 14, 2008.  A trial date has been set for February 14, 2012.  The Company has filed a motion for summary judgment that is now pending.

7.	BUSINESS SEGMENTS

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
U.S. sales	$5,861,260	$7,248,875	$13,164,498	$14,708,275
North and South America sales (excluding U.S.)	1,943,768	210,814	4,203,088	773,555
Other international sales	170,943	(10,956)	356,017	432,520
Total sales	$7,975,971	$7,448,733	$17,723,603	$15,914,350

	June 30, 2011	December 31, 2010
Long-lived assets
U.S.	$12,468,059	$12,297,942
International	$252,002	$262,650

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products into the marketplace since 1997.  Safety syringes comprised 95.5% of our sales in the first six months of 2011. We also manufacture and market the blood collection tube holder and the IV safety catheter.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.

Our products have been and continue to be distributed nationally and internationally through numerous distributors.  Although we have made limited progress in some areas, such as the alternate care market, our volumes are not as high as they should be given the nature and quality of our products and the federal and state legislation requiring the use of safe needle devices. The alternate care market is composed of alternate care facilities that provide long-term nursing care out-patient surgery, emergency care, and physician services.  The fact that our progress is limited is principally due to exclusive marketing practices engaged in by BD, the dominant maker and seller of disposable syringes and other needle products, which practices have blocked us from access to the market.  A suit against BD is currently pending alleging violations of state and federal antitrust acts and false advertising.  BD has ceased marketing the infringing 1mL Integra syringe.

We continue to pursue various strategies to have better access to the hospital market, as well as other markets, including attempting to gain access to the market through our sales efforts, our innovative technology, introduction of new products, and, when necessary, litigation.

In the event we continue to have only limited market access, and the cash provided by the litigation settlements and generated from operations becomes insufficient, we would take additional cost cutting measures to reduce cash requirements.  Such measures could result in the reduction of units being produced, the reduction of workforce, the reduction of salaries of officers and other nonhourly employees, and the deferral of royalty payments.  We took such actions at the end of the second quarter of 2009.  Salary reductions put in place in the second quarter of 2009 remain in place.

We are bringing additional molding operations to Little Elm as a cost saving measure.  The addition of four molding machines in 2011 is part of that endeavor.  We continue to focus on methods of upgrading our manufacturing capability and efficiency in order to reduce costs.

Effective July 12, 2010, we entered into a settlement agreement with Abbott and Hospira.  In connection with this settlement agreement, we granted Hospira an exclusive one-year option to negotiate a licensing agreement for certain uses of our Patient Safe® syringe.  This option expired unexercised in July 2011.  As part of the $8.0 million option payment, we received payments of $2.0 million in the fourth quarter of 2010, and in the first, second, and third quarters of 2011.  As part of the settlement, Hospira paid us $6.0 million and forgave a marketing fee of $1.4 million.  The settlement was reduced by an outstanding invoice due to us for $144 thousand.

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

Product purchases from Double Dove, a Chinese manufacturer, have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the six months ended June 30, 2011, Double Dove manufactured approximately 71.9% of the units we produced.  We believe we could make up any long-term disruption in these purchases by utilizing more of the capacity at the Little Elm facility, except for the 0.5mL insulin syringe, the 5mL and 10mL syringes, and the autodisable syringe which altogether comprised about 13.7% of our revenues for the six months ended June 30, 2011.

With increased volumes, our manufacturing unit costs have generally tended to decline.  Factors that could affect our unit costs include increases in costs by third party manufacturers, changing production volumes, costs of petroleum products, and transportation costs.  Increases in such costs may not be recoverable through price increases of our products.

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Dollar amounts have been rounded for ease of reading.  All period references are to the periods ended June 30, 2011 or 2010.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2011 and June 30, 2010

Domestic sales accounted for 73.5% and 97.3% of the revenues for the three months ended June 30, 2011 and 2010, respectively.  Domestic revenues decreased 19.1% principally due to lower volumes and somewhat lower average prices.  International revenues and unit sales increased significantly due to South American sales.  Sales in South America comprised more than 90% of international sales.  Overall, unit sales increased 38.0%.  Domestic unit sales decreased 15.3%.  Domestic unit sales were 59.0% of total unit sales for the three months ended June 30, 2011.

Gross profit increased 11.0% primarily due to higher sales and improved margins.  The average cost of manufactured product sold per unit decreased by 25.2%.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 15.3% due to higher gross sales.

Operating expenses decreased 29.6% or $1.7 million.  The decrease in General and administrative expense was the most significant.  The decrease of $1.5 million in General and administrative expense was due mainly to lower litigation costs and decreased stock option expense.  Patent maintenance fees increased.  Sales and marketing expense decreased $165 thousand due principally to lower Group Purchasing Organization (“GPO”) fee expense.  There were no impairment charges in 2011.  Research and development costs were slightly lower.

Our operating loss was $988 thousand compared to an operating loss for the same period last year of $3.0 million.

Litigation settlements, net reflects cash proceeds of $2.0 million from Hospira less royalty expense of $100,000 for the three months ended June 30, 2011.

Our effective tax rate on the net income (loss) before income taxes was 2.0% and 10.9% (benefit) for the three months ended June 30, 2011 and June 30, 2010, respectively. The benefit is due to a carryback of our net operating loss for 2009 pursuant to a revision in the tax law.

Comparison of Six Months Ended June 30, 2011 and June 30, 2010

Domestic sales accounted for 74.3% and 92.3% of the revenues for the six months ended June 30, 2011 and 2010, respectively.  Domestic revenues decreased 10.5% principally due to lower average sale prices and lower volume.  International revenues and unit sales increased significantly due to South American sales.  Sales in South America comprised more than 90% of international sales.  Overall, unit sales increased 35.0%.  Domestic unit sales decreased 3.5%.  Domestic unit sales were 61.9% of total unit sales for the six months ended June 30, 2011.

Gross profit increased 2.4% primarily due to higher sales volumes and lower unit cost of manufacturing.  The average cost of manufactured product sold per unit decreased by 13.0%.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 15.3% due to higher gross sales.

Operating expenses decreased 34.6% or $4.0 million.  The decrease in General and administrative expense was the most significant.  The decrease of $3.5 million in General and administrative expense was due mainly to lower litigation costs and lower stock option expense.  Patent maintenance fees increased.  Sales and marketing expense decreased $257 thousand due principally to lower stock option expense, lower compensation, and lower GPO fees.  There were no impairment charges in 2011.  Research and development costs declined due to lower sample and testing costs.

Our operating loss was $1.1 million compared to an operating loss for the same period last year of $5.2 million.

Litigation settlements, net reflects cash proceeds of $4.0 million from Hospira less royalty expense of $200,000 for the six months ended June 30, 2011.

Our effective tax rate on the net income (loss) before income taxes was 2.0% and 6.2% (benefit) for the six months ended June 30, 2011 and June 30, 2010, respectively. The benefit is due to a carryback of our net operating loss for 2009 pursuant to a revision in the tax law.

Discussion of Balance Sheet and Statement of Cash Flow Items

Our balance sheet remains strong with cash making up 51.0% of total assets.  Working capital was $32.3 million at June 30, 2011, an increase of $2.1 million from December 31, 2010.

We expect to continue moving the manufacturing of piece parts to Little Elm as a cost saving measure.  Finished goods inventory decreased 7.3% since December 31, 2010.

Approximately $4.2 million in cash flow in the six months ended June 30, 2011 was provided by operating activities.  Uses of cash were primarily for purchase of long term assets and repayment of long-term debt.

Accrued liabilities, other declined $2.7 million due principally to application of prepayments to orders received during the period.

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

Licensing Agreement

Pursuant to a settlement agreement among us, Abbott, and Hospira effective July 12, 2010 (the “Effective Date”), Hospira was granted an exclusive one-year option to negotiate a licensing agreement to produce and market our Patient Safe® syringe for certain uses.  This option expired unexercised in July 2011.  In exchange for the option, Hospira paid us $2 million per quarter for four quarters, beginning three months from the Effective Date and every three months thereafter, for a total of $8 million.  We have received the total $8 million, including the final payment in the third quarter of 2011.  As part of the settlement, Hospira paid us $6.0 million and forgave a marketing fee of $1.4 million. The settlement was reduced by an outstanding invoice due to us in the amount of $144 thousand.

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

Pursuant to a settlement agreement among us, Abbott, and Hospira, Hospira was granted an exclusive one-year option to negotiate a licensing agreement to produce and market our Patient Safe® syringe for certain uses.  This option expired unexercised in July 2011.  In exchange for the option, Hospira paid us $2 million per quarter for four quarters, for a total of $8 million.  We have received the total $8 million, including the final payment in the third quarter of 2011.  As part of the settlement, Hospira paid us $6.0 million and forgave a marketing fee of $1.4 million. The settlement was reduced by an outstanding invoice due to us in the amount of $144 thousand.

CAPITAL RESOURCES

In 2011, we purchased molding machines to expand our in-house molding capability and further reduce costs.  Financing was completed in the second quarter of 2011 for three molding machines in the amount of $327,725.  The purchase and financing for a fourth molding machine for $207,260 is expected to be completed in 2011.

CONTRACTUAL OBLIGATIONS

We purchased three molding machines in the second quarter of 2011 for $328 thousand.  The purchase was financed by Deutsche Leasing U.S.A.  The loan is for 36 months at 5.6%.  The monthly payments are $10 thousand.  We will add an additional molding machine in the fourth quarter of 2011.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.        Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the second quarter of 2011 or subsequent to June 30, 2011 in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.  We are implementing an upgrade to Oracle eBusiness Suite.  We do not expect it will materially affect our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Working Capital Restrictions and Limitations on the Payment of Dividends

The Board of Directors declared a dividend to the Series I Class B and Series II Class B Convertible Preferred Shareholders in the aggregate amount of $291,700.  This dividend was paid on July 15, 2011.

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

Item 3.        Defaults Upon Senior Securities.

Series III Class B Convertible Preferred Stock

As of the six months ended June 30, 2011, the amount of dividends in arrears was $66,000 and the total arrearage was $3,442,000.

Series IV Class B Convertible Preferred Stock

As of the six months ended June 30, 2011, the amount of dividends in arrears was $276,000 and the total arrearage was $6,258,000.

Series V Class B Convertible Preferred Stock

As of the six months ended June 30, 2011, the amount of dividends in arrears was $198,000 and the total arrearage was $4,288,000.

Item 5.        Other Information.

Our annual meeting of shareholders will be held on September 9, 2011 at 10:00 a.m. Central time and we are soliciting the vote of shareholders of Common Stock with regard to the election of Class 1 Directors.  The Proxy Statement has been delivered via the notice and access method, meaning most Common Stockholders will only receive a one page notice notifying them of where they can download copies of the proxy materials.  Shareholders desiring paper copies of the proxy materials may request them.

Item 6.        Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer *

31.2	Certification of Principal Financial Officer *

32	Certification Pursuant to 18 U.S.C. Section 1350 *

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Statements of Operations for the six months and three months ended June 30, 2011 and 2010, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Financial Statements**

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 12, 2011	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN
VICE PRESIDENT,
CHIEF FINANCIAL OFFICER, AND
CHIEF ACCOUNTING OFFICER