Form 10-Q
period 2011-09-30
RETRACTABLE TECHNOLOGIES INC
filed 2011-11-18
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,279,900 shares of Common Stock, no par value, issued and outstanding on November 14, 2011.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2011

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2011
	(unaudited)	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$26,915,292	$23,266,039
Accounts receivable, net	5,813,142	7,582,062
Inventories, net	7,647,590	8,682,191
Income taxes receivable	16,462	12,031
Other current assets	121,103	681,244
Total current assets	40,513,589	40,223,567

Property, plant, and equipment, net	12,587,856	12,560,592
Intangible and other assets, net	374,083	406,910
Total assets	$53,475,528	$53,191,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,929,537	$3,847,966
Current portion of long-term debt	655,093	519,611
Accrued compensation	498,754	603,484
Dividends payable	72,925	—
Accrued royalties to shareholders	772,084	949,619
Other accrued liabilities	1,452,570	3,910,428
Income taxes payable	48,746	155,000
Total current liabilities	6,429,709	9,986,108

Long-term debt, net of current maturities	4,066,669	4,304,460
Total liabilities	10,496,378	14,290,568

Commitments and contingencies — see Note 6

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	144,000	144,000
Series II, Class B	219,700	219,700
Series III, Class B	130,245	130,245
Series IV, Class B	552,500	552,500
Series V, Class B	1,232,571	1,232,571
Common stock, no par value	—	—
Additional paid-in capital	57,354,113	57,674,737
Retained deficit	(16,653,979)	(21,053,252)
Total stockholders’ equity	42,979,150	38,900,501
Total liabilities and stockholders’ equity	$53,475,528	$53,191,069

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Sales, net	$8,270,608	$12,235,018	$25,994,211	$28,149,368
Cost of sales
Cost of manufactured product	4,208,993	6,081,201	14,175,830	14,565,160
Royalty expense to shareholders	672,084	953,454	2,002,720	2,107,967
Total cost of sales	4,881,077	7,034,655	16,178,550	16,673,127
Gross profit	3,389,531	5,200,363	9,815,661	11,476,241

Operating expenses:
Sales and marketing	937,868	1,140,151	2,487,136	2,946,128
Research and development	169,279	316,044	539,161	865,295
General and administrative	2,308,759	2,729,116	7,903,586	11,699,468
Impairment of assets	—	—	—	163,039
Total operating expenses	3,415,906	4,185,311	10,929,883	15,673,930
Income (loss) from operations	(26,375)	1,015,052	(1,114,222)	(4,197,689)

Interest and other income	15,322	10,046	48,920	18,243
Interest expense, net	(62,455)	(69,853)	(184,911)	(236,390)
Litigation settlements, net	1,900,000	7,275,760	5,700,000	7,275,760
Income before income taxes	1,826,492	8,231,005	4,449,787	2,859,924
Provision (benefit) for income taxes	(1,952)	—	50,514	(334,507)
Net income	1,828,444	8,231,005	4,399,273	3,194,431
Preferred stock dividend requirements	(342,217)	(342,717)	(1,026,651)	(1,028,151)
Earnings applicable to common shareholders	$1,486,227	$7,888,288	$3,372,622	$2,166,280

Basic earnings per share	$0.06	$0.33	$0.14	$0.09

Diluted earnings per share	$0.06	$0.29	$0.13	$0.08

Weighted average common shares outstanding:
Basic	24,027,053	23,887,028	24,005,761	23,845,775
Diluted	25,950,804	28,726,692	26,364,753	26,419,403

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Cash flows from operating activities
Net income	$4,399,273	$3,194,431
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation and amortization	987,161	1,169,293
Litigation settlement - marketing fees payable	—	(1,419,760)
Stock option compensation	—	1,340,300
Provision for doubtful accounts	429,815	65,280
Provision for inventory valuation	52,835	—
Reserve for non-contractual deductions	471,072	850,000
Accreted interest	14,518	24,394
Impairment of assets	—	163,039
(Increase) decrease in assets
Inventories	981,766	(3,148,200)
Accounts receivable	868,033	2,177,840
Income taxes receivable	(4,431)	3,639,613
Other current assets	560,141	298,073
Increase (decrease) in liabilities
Accounts payable	(918,429)	(4,771,486)
Accrued liabilities, other	(2,740,123)	1,446,394
Income taxes payable	(106,254)	—
Net cash provided by operating activities	4,995,377	5,029,211

Cash flows from investing activities
Purchase of property, plant, and equipment	(653,873)	(99,667)
Net cash used by investing activities	(653,873)	(99,667)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(444,552)	(2,529,308)
Proceeds from the exercise of stock options	44,001	71,616
Payment of Preferred Stock dividends	(291,700)	(876,566)
Net cash used by financing activities	(692,251)	(3,334,258)

Net increase in cash and cash equivalents	3,649,253	1,595,286

Cash and cash equivalents at:
Beginning of period	23,266,039	18,126,084
End of period	$26,915,292	$19,721,370

Supplemental disclosures of cash flow information:
Interest paid	$210,307	$250,861
Income taxes paid	$134,057	$15,960

Supplemental disclosure of noncash investing and financing activities:
Preferred dividends declared	$72,925	$—
Debt assumed for the purchase of molding machines	$327,725	$—

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

Concentration risks

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  Cash balances, some of which exceed federally insured limits, are maintained in financial institutions; however, Management believes the institutions are of high credit quality.  The majority of accounts receivable are due from companies which are well-established entities.  As a consequence, Management considers any exposure from concentrations of credit risks to be limited.  The Company had a high concentration of sales with four significant customers accounting for approximately $13.0 million, or 50.1% of net sales in the nine months ended September 30, 2011.

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 68.6% of its finished products in the first nine months of 2011 from Double Dove, a Chinese manufacturer.  In the event that the Company becomes unable to purchase such product from Double Dove, the Company would need to find an alternate supplier for its 0.5mL insulin syringe, its 5mL and 10mL syringes and its autodisable syringe and increase domestic production for 1mL and 3mL syringes to avoid a disruption in supply.

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

Litigation settlements

Proceeds from litigation settlements are recognized when realizable.  Generally, realization is not reasonably assured and expected until proceeds are collected.  In connection with a settlement agreement, the Company granted Hospira, Inc. (“Hospira”) an exclusive one-year option to negotiate a licensing agreement for certain uses of the Patient Safe® syringe, which option expired unexercised in July 2011.  The Company received the $8.0 million option payment which included payments of $2.0 million in the fourth quarter of 2010, and in the first, second, and third quarters of 2011.  The Company recognizes proceeds from litigation settlements, net of any associated royalty expense.

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

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net income	$1,828,444	$8,231,005	$4,399,273	$3,194,431
Preferred dividend requirements	(342,217)	(342,717)	(1,026,651)	(1,028,151)
Effect of dilutive securities:
Conversion of preferred stock	—	342,717	—	—
Convertible debt interest and loan fees	2,259	(18,887)	(6,955)	(843)
Earnings available to common shareholders after assumed conversions	$1,488,486	$8,212,118	$3,365,667	$2,165,437
Average common shares outstanding	24,027,053	23,887,028	24,005,761	23,845,775
Dilutive stock equivalents from stock options	1,815,360	2,342,119	2,250,601	2,361,349
Shares issuable upon conversion of preferred stock	—	2,285,266	—	—
Shares issuable upon conversion of convertible debt	108,391	212,279	108,391	212,279
Average common and common equivalent shares outstanding - assuming dilution	25,950,804	28,726,692	26,364,753	26,419,403
Basic earnings per share	$0.06	$0.33	$0.14	$0.09
Diluted earnings per share	$0.06	$0.29	$0.13	$0.08

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

Share-based compensation

The Company’s share-based payments are accounted for using the fair value method.  The Company records share-based compensation expense on a straight-line basis over the requisite service period.  The Company incurred the following share-based compensation costs:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Cost of sales	$—	$—	$—	$182,891
Sales and marketing	—	—	—	78,343
Research and development	—	—	—	28,259
General and administrative	—	—	—	1,050,807
	$—	$—	$—	$1,340,300

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

3.	INVENTORIES

Inventories consist of the following:

	September 30, 2011	December 31, 2010
Raw materials	$1,366,306	$1,401,930
Finished goods	6,539,719	7,485,861
	7,906,025	8,887,791
Inventory reserve	(258,435)	(205,600)
	$7,647,590	$8,682,191

4.	INCOME TAXES

The Company’s effective tax rate on income before income taxes was 1.1% and 11.7% (benefit) for the nine months ended September 30, 2011 and September 30, 2010, respectively.  The benefit for the nine months ended September 30, 2010 was due to a carryback of net operating loss for 2009 pursuant to a revision in the tax law.

5.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2011	December 31, 2010
Prepayments from customers	$892,713	$3,555,272
Accrued property taxes	373,248	—
Accrued professional fees	110,265	288,942
Other accrued expenses	76,344	66,214
	$1,452,570	$3,910,428

Prepayments from customers are attributable primarily to purchases by South American customers.

6.	COMMITMENTS AND CONTINGENCIES

In June 2010, Becton, Dickinson and Company (“BD”) filed an appeal in the U.S. Court of Appeals (the “Court”) for the Federal Circuit appealing a final judgment entered on May 19, 2010 for the Company and against BD’s counterclaims in patent litigation.  Such final judgment ordered that the Company recover $5,000,000 plus prejudgment interest, and ordered a permanent injunction for BD’s 1mL and 3mL Integra syringes until the expiration of certain patents.  The permanent injunction was stayed for the longer of the exhaustion of the appeal of the district court’s case or twelve months from May 19, 2010.  In July 2011, a three-judge panel of the Court reversed the district court’s judgment that BD’s 3mL Integra infringed the Company’s ‘224 patent and ‘077 patent.  The Court affirmed the district court’s judgment that the 1mL

Integra infringes the Company’s ‘244 and ‘733 patents.  The Court also affirmed the district court’s judgment that the ‘077 patent is not invalid for anticipation or obviousness.  Out of eight principal issues that were contested in the appeal, the Company and an officer prevailed on six and BD prevailed on two.  The Company had petitioned for a rehearing by all the judges of the Federal Circuit as to whether the three-judge panel properly construed the Company’s patent claim language in finding that the 3mL Integra did not infringe.  The Company’s petition for rehearing by all of the judges of the Federal Circuit was denied with two dissents being issued. The Company is currently evaluating further appeal.

In May 2010, the Company and an officer’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The Company and an officer filed a Second Amended Complaint on July 23, 2010 setting forth additional detail regarding the allegations of BD’s illegal conduct.  BD filed a motion to dismiss and the Court denied that motion in part and granted it in part, granting the Company the right to re-plead certain allegations by May 13, 2011.  The Company and an officer filed a Third Amended Complaint in May 2011, setting forth additional detail regarding the alleged illegal conduct by BD.  Trial is set for February 14, 2012.

In September 2007, BD and MDC Investment Holdings, Inc. (“MDC”) sued the Company in the United States District Court for the Eastern District of Texas, Texarkana Division, initially alleging that the Company is infringing two U.S. patents of MDC (6,179,812 and 7,090,656) that are licensed to BD. BD and MDC seek injunctive relief and unspecified damages.  The Company counterclaimed for declarations of non-infringement, invalidity, and unenforceability of the asserted patents.  The plaintiffs subsequently dropped allegations with regard to patent no. 7,090,656 and the Company subsequently dropped its counterclaims for unenforceability of the asserted patents.  The Court conducted a claims construction hearing on September 25, 2008 and issued its claims construction order on November 14, 2008.  There is currently no trial date set for this case.  The Company has filed a motion for summary judgment that is now pending.

7.	BUSINESS SEGMENTS

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
U.S. sales	$7,956,439	$9,801,446	$21,120,938	$24,509,721
North and South America sales (excluding U.S.)	218,969	1,962,509	4,422,056	2,729,154
Other international sales	95,200	471,063	451,217	910,493
Total sales	$8,270,608	$12,235,018	$25,994,211	$28,149,368

	September 30, 2011	December 31, 2010
Long-lived assets
U.S.	$12,341,178	$12,297,942
International	$246,678	$262,650

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

On September 12, 2011, the Company commenced an offer to purchase outstanding Class B Convertible Preferred Stock (the “Preferred Stock”) for cash and Common Stock (the “Exchange Offer”).  As of November 4, 2011, the expiration date of the Exchange Offer, Preferred Stockholders had tendered the following number of shares of Preferred Stock: 1) 27,500 shares of Series I Preferred Stock; 2) 41,000 shares of Series II Preferred Stock; 3) 0 shares of Series III Preferred Stock; 4) 5,000 shares of Series IV Preferred Stock; and 5) 1,173,464 shares of Series V Preferred Stock.  A total of $1,308,275 and 1,246,964 shares of Common Stock were issued as consideration to participating Preferred Stockholders pursuant to the Exchange Offer.  In accordance with the terms of the Exchange Offer, participating Preferred Stockholders agreed to waive all unpaid dividends in arrears associated with their tendered Preferred Stock, which resulted in a waiver of a total of $3,539,714 in unpaid dividends in arrears.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, our ability to maintain liquidity, our maintenance of patent protection, the impact of current litigation, our ability to maintain favorable supplier arrangements and relationships, our ability to quickly increase capacity in response to an increase in demand, our ability to access the market, our ability to maintain or lower production costs, our ability to continue to finance research and development as well as operations and expansion of production, the increased interest of larger market players, specifically Becton, Dickinson and Company (“BD”), in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors in Part II.  Given these uncertainties, undue reliance should not be placed on forward-looking statements.

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products into the marketplace since 1997.  Safety syringes comprised 96.7% of our sales in the first nine months of 2011. We also manufacture and market the blood collection tube holder and the IV safety catheter.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.

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

Effective July 12, 2010, we entered into a settlement agreement with Abbott and Hospira.  In connection with this settlement agreement, we granted Hospira an exclusive one-year option to negotiate a licensing agreement for certain uses of our Patient Safe® syringe.  This option expired unexercised in July 2011.  We have received the total $8 million option payment, including the final payment in the third quarter of 2011.    As part of the settlement, in the third quarter of 2010, Hospira paid us $6.0 million and forgave a marketing fee of $1.4 million.  The settlement was reduced by an outstanding invoice due to us for $144 thousand.

In the second quarter of 2010, we reached an agreement with our counsel, Locke Lord LLP, regarding future litigation expenditures that caps certain of our litigation costs in exchange for a contingent fee interest.  We believe this agreement serves both our short-term and long-term interests and will reduce the legal fee component of our General and administrative costs and will continue to impact our cash flow in a positive manner.

On September 12, 2011, we commenced an offer to purchase outstanding Class B Convertible Preferred Stock (the “Preferred Stock”) for cash and Common Stock (the “Exchange Offer”).  As of November 4, 2011, the expiration date of the Exchange Offer, Preferred Stockholders had tendered the following number of shares of Preferred Stock: 1) 27,500 shares of Series I Preferred Stock; 2) 41,000 shares of Series II Preferred Stock; 3) 0 shares of Series III Preferred Stock; 4) 5,000 shares of Series IV Preferred Stock; and 5) 1,173,464 shares of Series V Preferred Stock.  A total of $1,308,275 and 1,246,964 shares of Common Stock were issued as consideration to participating Preferred Stockholders pursuant to the Exchange Offer.  In accordance with the terms of the Exchange Offer, participating Preferred Stockholders agreed to waive all unpaid dividends in arrears associated with their tendered Preferred Stock, which resulted in a waiver of a total of $3,539,714 in unpaid dividends in arrears.

Product purchases from Double Dove, a Chinese manufacturer, have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the nine months ended September 30, 2011, Double Dove manufactured approximately 68.6% of the units we produced.  We believe we could make up any long-term disruption in these purchases by utilizing more of the capacity at the Little Elm facility, except for the 0.5mL insulin syringe, the 5mL and 10mL syringes, and the autodisable syringe which altogether comprised about 10.3% of our revenues for the nine months ended September 30, 2011.

With increased volumes, our manufacturing unit costs have generally tended to decline.  Factors that could affect our unit costs include increases in costs by third party manufacturers, changing production volumes, costs of petroleum products, and transportation costs.  Increases in such costs may not be recoverable through price increases of our products.

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Dollar amounts have been rounded for ease of reading.  All period references are to the periods ended September 30, 2011 or 2010.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2011 and September 30, 2010

Domestic sales accounted for 96.2% and 80.1% of the revenues for the three months ended September 30, 2011 and 2010, respectively.  Domestic revenues decreased 18.8% principally due to lower sales volumes and lower average sales prices.  Domestic unit sales decreased 7.8%.  Domestic unit sales were 94.7% of total unit sales for the three months ended September 30, 2011.  International unit sales and revenues decreased 89.5% and 87.1%, respectively.  Overall, unit sales decreased 34.7%.

Gross profit decreased 34.8% primarily due to lower revenues.  The average cost of manufactured product sold per unit increased by 6.1%.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense decreased 29.5% due to lower gross sales.

Operating expenses decreased 18.4% or $769 thousand. The decrease in General and administrative expense was the most significant.  The decrease of $420 thousand in General and administrative expense was due mainly to bonuses paid in 2010.  Sales and marketing expense decreased 17.7% due principally to bonuses paid in 2010 and lower fee expenses.  Research and development costs decreased 46.4% due to lower validation and sampling costs.

Our operating loss was $26 thousand compared to an operating income for the same period last year of $1.0 million due primarily to lower revenues, mitigated by a reduction in operating expenses.

Litigation settlements, net reflects cash proceeds of $2.0 million from Hospira less royalty expense of $100,000 for the three months ended September 30, 2011.  Litigation settlements, net for the three months ended September 30, 2010 reflects our settlement with Abbott and Hospira, including a payment of $6.0 million, a waiver of an invoice due to us of $144,000, and a $1.4 million marketing fee payable to Abbott.

Our effective tax rate on income before income taxes was (0.1)% and zero percent for the three months ended September 30, 2011 and September  30, 2010, respectively.

Comparison of Nine Months Ended September 30, 2011 and September 30, 2010

Domestic sales accounted for 81.3% and 87.0% of the revenues for the nine months ended September 30, 2011 and 2010, respectively.  Domestic revenues decreased 13.8% principally due to lower volumes and lower average sales prices.  Domestic unit sales decreased 5.1%.  Domestic unit sales were 71.0% of total unit sales for the nine months ended September 30, 2011.  International unit sales and revenues increased 37.1% and 33.9%, respectively, due primarily to South American sales.  Overall, unit sales increased 4.2%.

Gross profit decreased 14.5% primarily due to lower revenues mitigated by lower unit cost.  The average cost of manufactured product sold per unit decreased by 6.6%.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense decreased 5.0% due to lower gross sales.

Operating expenses decreased 30.3% or $4.7 million. The decrease in General and administrative expense was the most significant.  The decrease of $3.8 million in General and administrative expense was due mainly to legal expenses, stock option expense, and bonuses paid last year.  Sales and marketing expense decreased 15.6% due principally to lower fees and lower compensation costs.  Research and development costs decreased 37.7% due to lower validation and sample costs.

Our operating loss was $1.1 million compared to an operating loss for the same period last year of $4.2 million due primarily to the reduction in operating expenses.

Litigation settlements, net reflects cash proceeds of $6.0 million from Hospira less royalty expense of $300,000 for the nine months ended September 30, 2011. Litigation settlements, net for the nine months ended September 30, 2010 reflects our settlement with Abbott and Hospira, including a payment of $6.0 million, a waiver of an invoice due to us of $144,000, and a $1.4 million marketing fee payable to Abbott.

Our effective tax rate on income before income taxes was 1.1% and 11.7% (benefit) for the nine months ended September 30, 2011 and September 30, 2010, respectively. The benefit for the nine months ended September 30, 2010 is due to a carryback of our net operating loss for 2009 pursuant to a revision in the tax law.

Discussion of Balance Sheet and Statement of Cash Flow Items

Our balance sheet remains strong with cash making up 50.3% of total assets.  Working capital was $34.1 million at September 30, 2011, an increase of $3.8 million from December 31, 2010.

We expect to continue moving the manufacturing of piece parts to Little Elm as a cost saving measure.  Finished goods inventory decreased 12.6% since December 31, 2010.

Approximately $5.0 million in cash flow in the nine months ended September 30, 2011 was provided by operating activities.  Uses of cash were primarily for the purchase of property, plant, and equipment, repayment of long-term debt, and payment of dividends.

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

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable supplier arrangements and relationships could result in the need to manufacture all (as opposed to 30.7%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

The mix of domestic and international sales affects the average sales price of our products.  Generally, the higher the ratio of domestic sales to international sales, the higher the average sales price will be.  Typically international sales are shipped directly from China to the customer.  Purchases of product manufactured in China, if available, usually decrease the average cost of manufacture for all units.  Domestic costs, such as indirect labor and overhead, remain relatively constant.  The number of units produced by us versus manufactured in China can have a significant effect on the carrying costs of inventory as well as Cost of sales.  We will continue to evaluate the appropriate mix of products manufactured domestically and those manufactured in China to achieve economic benefits as well as to maintain our domestic manufacturing capability.

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

Licensing Agreement

Pursuant to a settlement agreement among us, Abbott, and Hospira effective July 12, 2010 (the “Effective Date”), Hospira was granted an exclusive one-year option to negotiate a licensing agreement to produce and market our Patient Safe® syringe for certain uses.  This option expired unexercised in July 2011.  In exchange for the option, Hospira paid us $2 million per quarter for four quarters, beginning three months from the Effective Date and every three months thereafter, for a total of $8 million.  We have received the total $8 million, including the final payment in the third quarter of 2011.  As part of the settlement, in the third quarter of 2010, Hospira paid us $6.0 million and forgave a marketing fee of $1.4 million. The settlement was reduced by an outstanding invoice due to us in the amount of $144 thousand.

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

Pursuant to a settlement agreement among us, Abbott, and Hospira, Hospira was granted an exclusive one-year option to negotiate a licensing agreement to produce and market our Patient Safe® syringe for certain uses.  This option expired unexercised in July 2011.  In exchange for the option, Hospira paid us $2 million per quarter for four quarters, for a total of $8 million.  We have received the total $8 million, including the final payment in the third quarter of 2011.  As part of the settlement, in the third quarter of 2010, Hospira paid us $6.0 million and forgave a marketing fee of $1.4 million. The settlement was reduced by an outstanding invoice due to us in the amount of $144 thousand.

CAPITAL RESOURCES

In 2011, we purchased molding machines to expand our in-house molding capability and further reduce costs.  Financing was completed in the second quarter of 2011 for three molding machines in the amount of $327,725.  The purchase and financing for a fourth molding machine for $207,260 is expected to be completed in the fourth quarter of 2011.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.        Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the third quarter of 2011 or subsequent to September 30, 2011 in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.  We are implementing an upgrade to Oracle eBusiness Suite.  We do not expect it will materially affect our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Working Capital Restrictions and Limitations on the Payment of Dividends

The Board of Directors declared a dividend to the Series I Class B and Series II Class B Convertible Preferred Shareholders in the aggregate amount of $72,925.  This dividend was paid on October 17, 2011.

The certificates of designation for each of the outstanding series of Class B Convertible Preferred Stock each currently provide that, if a dividend upon any shares of Preferred Stock is in arrears, no dividends may be paid or declared upon any stock ranking junior to such stock and generally no junior preferred stock may be redeemed.  However, under certain conditions, and for certain Series of Class B Convertible Preferred Stock, we may purchase junior stock when dividends are in arrears.  In accordance with the certificates of designation, we offered to purchase all outstanding Preferred Stock pursuant to an exchange offer which expired on November 4, 2011. 1,246,964 shares of Preferred Stock were exchanged for Common Stock and cash pursuant to this exchange offer.

Item 3.        Defaults Upon Senior Securities.

Series III Class B Convertible Preferred Stock

As of the nine months ended September 30, 2011, the amount of dividends in arrears was $97,684 and the total arrearage was $3,473,717.

Series IV Class B Convertible Preferred Stock

As of the nine months ended September 30, 2011, the amount of dividends in arrears was $414,375 and the total arrearage was $6,396,051. $58,110 of the total dividend arrearage was waived by Series IV Class B Convertible Preferred Stockholders as of November 4, 2011 pursuant to our exchange offer.

Series V Class B Convertible Preferred Stock

As of the nine months ended September 30, 2011, the amount of dividends in arrears was $295,817 and the total arrearage was $4,385,373. $3,476,504 of the total dividend arrearage was waived by Series V Class B Convertible Preferred Stockholders as of November 4, 2011 pursuant to our exchange offer.

Item 6.        Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer *

31.2	Certification of Principal Financial Officer *

32	Certification Pursuant to 18 U.S.C. Section 1350 *

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Statements of Operations for the nine months and three months ended September 30, 2011 and 2010, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Financial Statements**

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	November 18, 2011		RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

		BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER