Form 10-K
period 2011-12-31
RETRACTABLE TECHNOLOGIES INC
filed 2012-03-30
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The aggregate market value of the common equity held by non-affiliates as of June 30, 2011 was $21,060,744, assuming a closing price of $1.54 and outstanding shares held by non-affiliates of 13,675,808.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 1, 2012, there were 25,318,700 shares of our Common Stock issued and outstanding.

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

None except exhibits.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2011

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

Our products have been and continue to be distributed nationally through numerous distributors.  However, we have been blocked from access to the market by exclusive marketing practices engaged in by Becton, Dickinson and Company (“BD”) which dominates our market.  We initiated a lawsuit in 2007 against BD.  The suit was for patent infringement, antitrust practices, and false advertising.  The court severed the patent claims from the other claims pending resolution of the patent dispute.  In May 2010, the Court determined that BD’s Integra products infringed our patents, but the Court’s injunction was stayed pending appeal, so the products remain in the market at this time.  However, BD voluntarily removed its 1mL syringes from the market.  The portion of the suit regarding antitrust and other claims was scheduled to be tried in February 2012; however, in January 2012 the parties agreed to a continuance.  Trial is currently anticipated to be scheduled in fall 2012.

During the last two quarters of 2011, we purchased four new molding machines which provide us with the capability to manufacture all piece parts for our VanishPoint® syringes at our plant in Little Elm.  We expect to reduce our unit cost of manufacture.

We continue to attempt to gain access to the market through our sales efforts, our innovative technology, introduction of new products, and, when necessary, litigation.  We continue to focus on methods of upgrading our manufacturing capability and efficiency in order to reduce costs.

Effective July 12, 2010, we entered into a settlement agreement with Abbott Laboratories (“Abbott”) and Hospira, Inc. (“Hospira”).  In connection with this settlement agreement, we granted Hospira an exclusive one-year option to negotiate a licensing agreement for certain uses of our Patient Safe® syringe.  This option expired unexercised in July 2011.  We have received the total $8 million option payment.  As part of the settlement, in the third quarter of 2010, Hospira paid us $6 million and forgave a marketing fee of $1.4 million.  The settlement was reduced by an outstanding invoice due to us for $144 thousand.

On September 12, 2011, we commenced an offer to purchase all outstanding Class B Convertible Preferred Stock (the “Preferred Stock”) for cash and Common Stock (the “2011 Exchange Offer”).  As of November 4, 2011, the expiration date of the 2011 Exchange Offer, Preferred Stockholders had tendered a total of 1,246,964 shares of Preferred Stock.  A total of $1,308,275 and 1,246,964 shares of Common Stock were issued as consideration to participating Preferred Stockholders pursuant to the 2011 Exchange Offer.  In accordance with the terms of the 2011 Exchange Offer, participating Preferred Stockholders agreed to waive all unpaid dividends in arrears associated with their tendered Preferred Stock, which resulted in a waiver of a total of $3,539,714 in unpaid dividends in arrears.  During the quarter ended December 31, 2011, we engaged in private sales with three Preferred Stockholders which tendered a total of 30,500 shares of Preferred Stock.  A total of $49,000 and 30,500 shares of Common Stock were issued as consideration to the three Preferred Stockholders.  In accordance with the terms of the private sales, the three Preferred Stockholders agreed to waive all unpaid dividends in arrears associated with their tendered Preferred Stock, which resulted in a waiver of a total of $97,079 in unpaid dividends in arrears.

Financial Information

Please see the financial statements in Item 8 Financial Statements and Supplementary Data for information about our revenues, profits and losses for the last three years, and total assets for the last two years.

Principal Products

Our products with Notice of Substantial Equivalence to the U.S. Food and Drug Administration (“FDA”) and which are currently sold include the 1mL tuberculin; insulin; allergy antigen VanishPoint® syringes; 2mL, 3mL, 5mL, and 10mL VanishPoint® syringes; the VanishPoint® blood collection tube holder; the VanishPoint® IV safety catheter; small diameter tube adapter; the Patient Safe® syringe; and the Patient Safe® Luer Cap.  We are also selling autodisable syringes in the international market in addition to our other products.

In the August 2007 issue of Health Devices, ECRI listed the VanishPoint® syringe as one of two syringes with the highest possible rating.

Syringe sales comprised 98.9%; 97.3%; and 97.2%  of revenues in 2009, 2010, and 2011.

Principal Markets

Our products are sold to and used by healthcare providers primarily in the U.S. (with 17.0% of revenues in 2011 generated from sales outside the U.S.) which include, but are not limited to, acute care hospitals, alternate care facilities, doctors’ offices, clinics, emergency centers, surgical centers, convalescent hospitals, Veterans Administration facilities, military organizations, public health facilities, and prisons.

The need to change to safety devices is due to the risk that is carried with each needlestick injury which includes the potential transmission of over 20 bloodborne pathogens, including the human immunodeficiency virus (“HIV,” which causes AIDS), hepatitis B, and hepatitis C.  Because of the occupational and public health hazards posed by conventional disposable syringes, public health policy makers, domestic organizations, and government agencies have been involved in the effort to get more effective safety needle products to healthcare workers.  Federal legislation was signed into law on November 6, 2000, by former President William Jefferson Clinton.  This legislation, which became effective for most states on April 12, 2001, now requires safety needle products be used for the vast majority of procedures.  However, even with this requirement, hospitals are neglecting to follow the law intended to protect healthcare workers.

Methods of Marketing and Distribution

Under the current supply chain system in the U.S. acute care market, the vast majority of decisions relating to the contracting for and purchasing of medical supplies are made by the representatives of group purchasing organizations (“GPOs”) rather than the end-users of the product (nurses, doctors, and testing personnel).  The GPOs and large manufacturers often enter into contracts which can prohibit or limit entry in the marketplace by competitors.

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

In the needle and syringe market, the market share leader, BD, has utilized, among other things, contracts which have restricted our entry into the market.  Other needle related products manufactured by us that are being denied market access as a result of BD’s anti-competitive actions include the IV safety catheters and blood collection tube holders.

We have numerous agreements with organizations for the distribution of our products in foreign markets.  In Canada, the provinces of Alberta, Manitoba, Ontario, and Saskatchewan have passed laws or regulations regarding healthcare worker safety and the use of safe needle products.  In Europe, the European Council adopted a directive requiring the use of safe needle products in EU countries to prevent needlestick injuries.  Brazil is the only country in Latin America that has initiated a regulation requiring the use of safe needle products to prevent needlestick injuries.  The Australian states of New South Wales, Queensland, and Victoria have guidelines or directives regarding the prevention of needlestick injuries.

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

Status of Publicly Announced New Products

We have applied for patent protection and are in the process of developing additional safety medical products which have yet to be announced.

Sources and Availability of Raw Materials

We purchase most of our product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  We own the molds that are used to manufacture the plastic components of our products in the U.S.  Our current suppliers include Magor Mold, Inc., Channel Prime Alliance, Exacto Spring Corporation, Sterigenics, and Kovacmed.

Patents, Trademarks, Licenses, and Proprietary Rights

We and Thomas J. Shaw, our Founder and CEO, entered into a Technology License Agreement dated effective as of the 23rd day of June 1995 (the “Technology License Agreement”), whereby Mr. Shaw granted us “… a worldwide exclusive license and right under the ‘Licensed Patents’ and ‘Information’, to manufacture, market, sell and distribute ‘Licensed Products’ and ‘Improvements’ without right to sublicense and subject to such nonexclusive rights as may be possessed by the Federal Government…”.  ‘Licensed Patents’, ‘Information’, ‘Licensed Products’, and ‘Improvements’ are all defined extensively in the Technology License Agreement.  We may enter into sublicensing arrangements with Mr. Shaw’s written approval of the terms and conditions of the licensing agreement.  The ‘Licensed Products’ include all retractable syringes and retractable fluid sampling devices and components thereof, assembled or unassembled, which comprise an invention described in ‘Licensed Patents’, and improvements thereto including any and all ‘Products’ which employ the inventive concept disclosed or claimed in the ‘Licensed Patents’.  We and Mr. Shaw entered into the First Amendment to Technology Agreement July 3, 2008, whereby we amended the Technology License Agreement in order to include certain additional patent applications (addressing non-syringe patents) owned by Mr. Shaw to the definition of “Patent Properties” as set forth in the Technology License Agreement so that such additional patent applications would be covered by the license granted by Mr. Shaw to us.

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

We hold numerous U.S. patents related to our automated retraction technology, including patents for IV safety catheters, winged IV sets, syringes, dental syringes, and blood collection tube holders.  In addition, we have multiple applications for patents currently pending.  The initial revolutionary spring action syringe patents will expire beginning in May 2015. However, a significant patent will not expire until August 2016. We have also registered the following trade names and trademarks: VanishPoint®, VanishPoint® logos, RT with a circle mark, the Spiral Logo used in packaging our products, and the color coded spots on the ends of our syringes.  We also have trademark protection for the phrase “The New Standard for Safety.”

We are involved in patent litigation detailed in Item 3. Legal Proceedings.  We have decided, on the advice of patent counsel, not to purchase patent insurance because it would require inappropriate disclosure of information that is currently proprietary and confidential.

In 2011 we obtained roughly 67.1% of our finished products through Double Dove, a Chinese manufacturer.  We believe we could make up any long-term disruption in these supplies by utilizing more of the capacity at the Little Elm facility, except for 0.5mL, autodisable, 5mL, and 10mL syringes which comprised about 9.1% of our 2011 revenues.

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

Accounts payable and other short-term liabilities include amounts that we believe we have an obligation for at the end of year.  These included charges for goods or services received in 2011 but not billed to us at the end of the year.  It also included estimates of potential liabilities such as rebates and other fees.

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

Our domestic return policy also generally provides that a customer may return product that is overstocked.  Overstocking returns are limited to two times in each 12 month period up to 1% of distributor’s total purchase of products for the prior 12 month period upon the following terms: i) an “overstocked” product is that portion of distributor’s inventory of the product which exceeds distributor’s sales volume for the product during the preceding four months; ii) distributor must not have taken delivery of the product which is overstocked during the preceding four months; iii) overstocked product held by distributor in excess of 12 months from the date of original invoice will not be eligible for return; iv) the product must have an expiration date of at least 24 months from the date of return; v) the overstocked product must be returned to us in our saleable case cartons which are unopened and untampered, with no broken or re-taped seals; vi) distributor will be granted a credit which may be used only to purchase other products from us, the credit to be in the amount of the invoice price of the returned product less a 10% restocking fee which will be assessed against distributor’s subsequent purchase of product; vii) distributor must obtain an authorization code from our distribution department and affix the code to the returned product; and viii) distributor shall bear the cost of shipping the returned products to us.  All product overstocks and returns are subject to inspection and acceptance by us.

Our international contracts do not provide for any returns.

Dependence on Major Customers

Four customers accounted for an aggregate of 50.6% of our revenue in 2011.  We have numerous other customers and distributors that sell our products in the U.S. and internationally.

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

Competitive Conditions

Our products are sold to and used by healthcare providers primarily in the U.S. (with 17.0% of revenues in 2011 generated from sales outside the U.S.) which include, but are not limited to, acute care hospitals, alternate care facilities, doctors’ offices, clinics, emergency centers, surgical centers, convalescent hospitals, Veterans Administration facilities, military organizations, public health facilities, and prisons.

We compete primarily on the basis of product performance and quality.  We believe our competitive advantages include, but are not limited to, our leadership in quality and innovation. We believe our products continue to be the most effective safety devices in today’s market.  Our syringe products include passive safety activation, require less disposal space, and are activated while in the patient, effectively reducing exposure to the contaminated needle.  Our price per unit is competitive or even lower than the competition once all the costs incurred during the life cycle of a syringe are considered. Such life cycle costs include disposal costs, testing and treatment costs for needlestick injuries, and treatment for contracted illnesses through needlestick injuries.

Major domestic competitors include BD and Covidien Ltd. (“Covidien”).  Terumo Medical Corp. (“Terumo”), Smiths Medical, and B Braun are additional competitors with smaller market share.

Founded in 1897, BD is headquartered in New Jersey.  BD’s safety-engineered device sales accounted for approximately 24% of BD’s total 2011 sales.  Included as safety-engineered devices manufactured by BD are the SafetyLok™, a syringe that utilizes a tubular plastic sheath that must be manually slid over the needle after an injection, and the SafetyGlide™, a needle which utilizes a hinged lever to cover the needle tip.  BD also manufactures a safety blood collection and hypodermic needle that utilizes the Eclipse™ needle cover.  BD also manufactured the Integra 3mL retracting needle product. BD’s “Vacutainer®” blood collection products are commonly used as industry jargon to refer to blood collection products in general.

Both BD’s SafetyLok™ and Covidien’s Monoject® safety syringes require the use of two hands and several extra steps to activate the tubular plastic shield which must be slid and locked into place to protect the needle.  These products must be removed from the patient prior to activation, resulting in exposure to the contaminated needle.  In contrast, use of the VanishPoint® syringe is identical to that of a standard syringe until the end of an injection, when the automated retraction mechanism retracts the needle directly from the patient safely into the barrel of the syringe.  This allows both hands to remain safely out of harm’s way.

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

Research and Development

We spent $1,030,622; $885,445; and $815,018 in fiscal 2009, 2010, and 2011 respectively, on research and development. Costs in 2011 were primarily for samples, testing, and compensation.  Our ongoing research and development activities are performed by an internal research and development staff.  This team of engineers is developing process improvements for current and future automated machines.  Our limited access to the market has slowed the introduction of products.  Possible future products include other needle medical devices to which the automated retraction mechanism can be applied as well as other safety medical devices.

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

Other nonhazardous production waste includes clean polypropylene regrind that is recycled.  All other nonhazardous waste produced is considered municipal solid waste and sent to a sanitary landfill by CWD.

We also produce small amounts of regulated biohazardous waste from contaminated sharps and laboratory wastes.  This waste is sent for incineration by Stericycle.

Employees

As of March 1, 2012, we had 148 employees.  144 of such employees were full time employees.

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

	2011	2010	2009
U.S. sales	$26,655,781	$29,577,050	$34,466,797
North and South America sales (excluding U.S.)	4,736,356	4,887,073	1,764,584
Other international sales	710,159	1,755,439	2,750,456
Total sales	$32,102,296	$36,219,562	$38,981,837

Long-lived assets
U.S.	$12,412,502	$12,297,942	$13,961,445
International	$241,354	$262,650	$272,736

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

Item 1A. Risk Factors.

We could be subject to complex and costly regulatory activities.  Our business could suffer if we or our suppliers encounter manufacturing problems.  We could be subject to risks associated with doing business outside of the U.S.  Current or worsening economic conditions may adversely affect our business and financial condition.

You should carefully consider the following material risks facing us.  If any of these risks occur, our business, results of operations, or financial condition could be materially affected.

We Compete in a Monopolistic Marketplace

We operate in an environment that is dominated by BD, the major syringe manufacturer in the U.S.  We have sued BD alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition.  It is anticipated that this suit will be scheduled to be tried in fall 2012.

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

As our technology ages (and the associated patent life expires), our competitive position in the marketplace will weaken.  The initial revolutionary spring action syringe patents will expire beginning in May 2015.  However, a significant patent will not expire until August 2016. Patent life may be extended, not through the original patents, but through related improvements.  Our ability to improve these patents is uncertain.  Eventually, however, our patent protection may decrease and we will be vulnerable to other competitors utilizing our technology.

Our Patents Are Subject to Litigation

We have been sued by BD and MDC Investment Holdings, Inc. for patent infringement.  There is currently no trial date set for this litigation.  Patent litigation and challenges involving our patents are costly and unpredictable and may deprive us of market exclusivity for a patented product or, in some cases, third party patents may prevent us from marketing and selling a product in a particular geographic area.

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

The Majority of Our International Sales Are Filled Using One Supplier

Most international syringe sales are filled by production from Double Dove.  In the event that we become unable to purchase such product from Double Dove, we would need to find an alternate supplier for the 0.5mL insulin syringe, the 0.5mL autodisable syringe, and the 5mL and 10mL syringes.  We would increase domestic production for the 1mL and 3mL syringes to avoid a disruption in supply.

Fluctuations in Supplies of Inventory Could Temporarily Increase Costs

Fluctuations in the cost and availability of raw materials and inventory and the ability to maintain favorable supplier arrangements and relationships could result in the need to manufacture all of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

We Are Controlled by One Shareholder

Thomas J. Shaw, our President and Chief Executive Officer, beneficially owned 30.9% of the outstanding Common Stock (and controlled another 15.0% pursuant to a Voting Agreement with Ms. Suzanne August and trust agreements for the benefit of family members) as of March 1, 2012.  Mr. Shaw will, therefore, have the ability to direct our operations and financial affairs and to substantially influence the election of members of our Board of Directors.  His interests may not always coincide with our interests or the interests of other stockholders.  This concentration of ownership, for example, may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially adversely affect the market price of our Common Stock.

We Have Limited Access to the Capital Markets

The volume of trading in our Common Stock on the NYSE Amex LLC (the “NYSE Amex”) (formerly the American Stock Exchange) is low.  Accordingly, it is unclear if there is any significant market for our shares.  This may reduce our ability to raise cash through public or private offerings in the future.

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

Item 1B. Unresolved Staff Comments.

Not applicable and none.

Item 2. Properties.

Our headquarters is located at 511 Lobo Lane, on 35 acres, which we own, overlooking Lake Lewisville in Little Elm, Texas.  The headquarters are in good condition and house our administrative offices and manufacturing facility.  The manufacturing facility produced approximately 32.4% of the units that were manufactured in 2011.  In the event of a disruption in service of our outside supplier, Double Dove, we believe we could produce quantities sufficient to meet demand under current circumstances except for demand for 0.5mL, 5mL, and 10mL syringes.  In that event, we would attempt to engage another manufacturer.  The 5mL and 10mL syringes are sold principally in the international market.  In 2011, we utilized approximately one-third of our current U.S. productive capacity.

A $4,210,000 loan to expand our warehouse was renewed on December 10, 2009 with a 20 year amortization and 10 year maturity.  The interest rate is 5.968%.

In the opinion of Management, the property and equipment are suitable for their intended use and are adequately covered by an insurance policy.

Item 3. Legal Proceedings.

In June 2010, BD filed an appeal in the U.S. Court of Appeals (the “Court”) for the Federal Circuit appealing a final judgment entered on May 19, 2010 for us and against BD’s counterclaims in patent litigation.  Such final judgment ordered that we recover $5,000,000 plus prejudgment interest, and ordered a permanent injunction for BD’s 1mL and 3mL Integra syringes until the expiration of certain patents.  The permanent injunction was stayed for the longer of the exhaustion of the appeal of the district court’s case or twelve months from May 19, 2010.  In July 2011, a three-judge panel of the Court reversed the district court’s judgment that BD’s 3mL Integra infringed our ‘224 patent and ‘077 patent.  The Court affirmed the district court’s judgment that the 1mL Integra infringes our ‘244 and ‘733 patents.  The Court also affirmed the district court’s judgment that the ‘077 patent is not invalid for anticipation or obviousness.  Out of eight principal issues that were contested in the appeal, we and an officer prevailed on six and BD prevailed on two.  We had petitioned for a rehearing by all the judges of the Federal Circuit as to whether the three-judge panel properly construed our patent claim language in finding that the 3mL Integra did not infringe.  Our petition for rehearing by all of the judges of the Federal Circuit was denied with two dissents being issued. We have filed a petition for certiorari asking the Supreme Court to review the matter.  That petition should be accepted or rejected by October 2012.

In May 2010, our and an officer’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  We and an officer filed a Second Amended Complaint on July 23, 2010 setting forth additional detail regarding the allegations of BD’s illegal conduct.  BD filed a motion to dismiss and the Court denied that motion in part and granted it in part, granting us the right to re-plead certain allegations by May 13, 2011.  We and an officer filed a Third Amended Complaint in May 2011, setting forth additional detail regarding the alleged illegal conduct by BD.  Trial was initially set for February 2012.  However, in January 2012 the parties agreed to a continuance to allow the petition for certiorari to be considered.  As a result of retirement, a new judge will be assigned.  It is currently believed that trial will proceed in the fall of 2012.

In September 2007, BD and MDC Investment Holdings, Inc. (“MDC”) sued us in the United States District Court for the Eastern District of Texas, Texarkana Division, initially alleging that we are infringing two U.S. patents of MDC (6,179,812 and 7,090,656) that are licensed to BD. BD and MDC seek injunctive relief and unspecified damages.  We counterclaimed for declarations of non-infringement, invalidity, and unenforceability of the asserted patents.  The plaintiffs subsequently dropped allegations with regard to patent no. 7,090,656 and we subsequently dropped our counterclaims for unenforceability of the asserted patents.  The Court conducted a claims construction hearing on September 25, 2008 and issued its claims construction order on November 14, 2008.  There is currently no trial date set for this case.  We have filed a motion for summary judgment that is now pending.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our Common Stock has been listed on the NYSE Amex under the symbol “RVP” since May 4, 2001. Our closing price on March 1, 2012, was $1.20 per share. Shown below are the high and low sales prices of our Common Stock as reported by the NYSE Amex for each quarter of the last two fiscal years:

2011	High	Low
Fourth Quarter	$1.45	$1.00
Third Quarter	$1.56	$1.10
Second Quarter	$1.78	$1.30
First Quarter	$2.25	$1.38

2010	High	Low
Fourth Quarter	$1.93	$1.35
Third Quarter	$1.88	$0.83
Second Quarter	$1.80	$1.20
First Quarter	$2.03	$1.31

SHAREHOLDERS

As of March 1, 2012, there were 25,318,700 shares of Common Stock held by 265 shareholders of record not including shareholders who beneficially own Common Stock held in nominee or “street name.”

DIVIDENDS

We have not ever declared or paid any dividends on the Common Stock.  We have no current plans to pay any cash dividends on the Common Stock.  We intend to retain all earnings, except those required to be paid to the holders of the Preferred Stock as resources allow, to support operations and future growth.  Dividends on Common Stock cannot be paid so long as preferred dividends are unpaid.  As of December 31, 2011, there was an aggregate of $10.7 million in preferred dividends in arrears.

EQUITY COMPENSATION PLAN INFORMATION

See Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for a chart describing compensation plans under which equity securities are authorized.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return for our Common Stock from December 31, 2006 to December 31, 2011, to the total returns for the Russell Microcap® and Becton, Dickinson and Company (or “BDX”), a peer issuer.  The graph assumes an investment of $100 in the aforementioned equities as of December 31, 2006, and that all dividends are reinvested.

RECENT SALES OF UNREGISTERED SECURITIES

We exchanged 1,246,964 shares of Common Stock (and cash) for 1,246,964 shares of our Class B Convertible Preferred Stock as of November 4, 2011 pursuant to the 2011 Exchange Offer.  We exchanged 30,500 shares of Common Stock (and cash) for 30,500 shares of our Preferred Stock as of December 30, 2011 outside of the 2011 Exchange Offer.  The 2011 Exchange Offer was offered to all our Preferred Stockholders.  The sales outside of the 2011 Exchange Offer were made to three of our Preferred Shareholders who did not participate in the 2011 Exchange Offer.  In accordance with the terms of both exchange transactions, participating Preferred Stockholders agreed to waive all unpaid dividends in arrears associated with their tendered Preferred Stock.  Both transactions are exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act because the securities were exchanged with existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

No shares or other units of equity securities registered pursuant to Section 12 of the Exchange Act were purchased by us in the fourth quarter of 2011.  As discussed above, our Preferred Stock, which is not registered pursuant to Section 12 of the Exchange Act, was purchased by us in the fourth quarter of 2011.

Item 6. Selected Financial Data.

The following selected financial data is qualified by reference to, and should be read in conjunction with, our audited financial statements and the notes to those statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.  The selected Statements of Operations data presented below for the years ended December 31, 2008 and 2007 and the Balance Sheet data as of December 31, 2009, 2008, and 2007 have been derived from our audited financial statements, which are not included herein.

(In thousands except for earnings per share, shares, and percentages)*

	As of and for the Years Ended December 31,
	2011	2010	2009	2008	2007
Sales, net	$32,102	$36,219	$38,982	$27,899	$26,290
Cost of sales	21,199	23,698	25,466	19,673	18,300
Gross profit	10,903	12,521	13,516	8,226	7,990
Total operating expenses	14,993	19,185	26,812	18,671	17,936
Loss from operations	(4,090)	(6,664)	(13,296)	(10,445)	(9,946)
Interest income	63	32	58	855	1,870
Interest expense, net	(241)	(302)	(22)	(54)	(326)
Litigation settlements, net	5,700	9,159	—	—	—
Income (loss) before income taxes	1,432	2,225	(13,260)	(9,644)	(8,402)
Provision (benefit) for income taxes	14	(176)	(3,838)	—	(1,454)
Net income (loss)	1,418	2,401	(9,422)	(9,644)	(6,948)
Preferred Stock dividend requirements	(964)	(1,371)	(1,371)	(1,373)	(1,399)
Earnings (loss) applicable to common shareholders	$454	$1,030	$(10,793)	$(11,017)	$(8,347)
Earnings (loss) per share — basic	$0.02	$0.04	$(0.45)	$(0.46)	$(0.35)
Earnings (loss) per share — diluted	$0.02	$0.04	$(0.45)	$(0.46)	$(0.35)
Weighted average shares outstanding — basic	24,171,238	23,872,783	23,806,533	23,794,566	23,727,029
Weighted average shares outstanding — diluted	26,354,786	26,248,874	23,806,533	23,794,566	23,727,029

Current assets	$35,745	$40,224	$39,262	$43,614	$51,916
Current liabilities	$5,967	$9,986	$13,196	$10,238	$8,786
Property, plant, and equipment, net	$12,654	$12,561	$14,234	$14,436	$11,483
Total assets	$48,762	$53,191	$53,941	$58,539	$64,330
Long-term debt, net of current maturities	$4,143	$4,304	$4,825	$6,096	$3,747
Stockholders’ equity	$38,651	$38,901	$35,920	$42,206	$51,761
Redeemable Preferred Stock (in shares)	1,001,552	2,279,016	2,285,266	2,285,266	2,329,916
Capital leases
Cash dividends per common share	$—	$—	$—	$—	$—
Gross profit margin	34.0%	34.6%	34.7%	29.5%	30.4%

*              Events that could affect the trends indicated above include continued reductions in manufacturing costs, changing average sales prices, the gaining of market access, and protection of our patents.  As our products are made from petroleum products, the changing cost of oil and transportation may have an impact on our costs to the extent increases may not be recoverable through price increases of our products and reductions in oil prices may not quickly affect petroleum product prices.  Sales to the Department of Health and Human Services (“DHHS”) comprised 24.4% of our revenues for the twelve months ended December 31, 2009, which affects comparability between 2009 and other years.  Receipt of settlement proceeds and option payments from Abbott and Hospira positively affected 2010 and 2011 results.  Cost cutting measures implemented at the end of the second quarter of

2009 and an agreement reached in the second quarter of 2010 with our litigation counsel to cap certain legal fees should both contribute to a lower level of expenses going forward.  Our purchase in 2011 of a total of 1,277,464 shares of our Preferred Stock (which purchase required the selling Preferred Stockholder to waive all unpaid dividends in arrears) in exchange for our Common Stock and cash will reduce our Preferred Stock Dividend Requirements going forward.

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

OVERVIEW

We have been manufacturing and marketing our products into the marketplace since 1997.  Safety syringes comprised 97.2% of our sales in 2011.  We also manufacture and market the blood collection tube holder and the IV safety catheter.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.  In 2009, we had a contract to provide DHHS with syringes to be used in the U.S. efforts to provide swine flu vaccinations.  This contract was material for 2009 and affects comparability to 2009 financial data.

Our products have been and continue to be distributed nationally and internationally through numerous distributors.  Although we have made limited progress in some areas, such as the alternate care market, our volumes are not as high as they should be given the nature and quality of our products and the federal and state legislation requiring the use of safe needle devices.  The alternative care market is composed of alternate care facilities that provide long-term nursing and out-patient surgery, emergency care, and physician services.  The fact that our progress is limited is principally due to exclusive marketing practices engaged in by BD, the dominant maker and seller of disposable syringes and other needle products, which practices have blocked us from access to the market.  A suit against BD is currently pending alleging violations of state and federal antitrust acts and false advertising.  BD has ceased marketing the infringing 1mL Integra syringe.

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

Effective July 12, 2010, we entered into a settlement agreement with Abbott and Hospira.  In connection with this settlement agreement, we granted Hospira an exclusive one-year option to negotiate a licensing agreement for certain uses of our Patient Safe® syringe.  This option expired unexercised in July 2011.  We have received the total $8 million option payment.  As part of the settlement, in the third quarter of 2010, Hospira paid us $6 million and forgave a marketing fee of $1.4 million.  The settlement was reduced by an outstanding invoice due to us for $144 thousand.

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

On September 12, 2011, we commenced the 2011 Exchange Offer.  As of November 4, 2011, the expiration date of the 2011 Exchange Offer, Preferred Stockholders had tendered the following number of shares of Preferred Stock: 1) 27,500 shares of Series I Preferred Stock; 2) 41,000 shares of Series II Preferred Stock; 3) no shares of Series III Preferred Stock were exchanged; 4) 5,000 shares of Series IV Preferred Stock; and 5) 1,173,464 shares of Series V Preferred Stock.  A total of $1,308,275 and 1,246,964 shares of Common Stock were issued as consideration to participating Preferred Stockholders pursuant to the 2011 Exchange Offer.  In accordance with the terms of the 2011 Exchange Offer, participating Preferred Stockholders agreed to waive all unpaid dividends in arrears associated with their tendered Preferred Stock, which resulted in a waiver of a total of $3,539,714 in unpaid dividends in arrears.

As of December 30, 2011, we engaged in private sales with three Preferred Stockholders which tendered the following number of shares of Preferred Stock: 1) 13,000 shares of Series I Preferred Stock; 2) 5,000 shares of Series IV Preferred Stock; and 3) 12,500 shares of Series V Preferred Stock.  A total of $49,000 and 30,500 shares of Common Stock were issued as consideration to the three Preferred Stockholders.  In accordance with the terms of the private sales, the three Preferred Stockholders agreed to waive all unpaid dividends in arrears associated with their tendered Preferred Stock, which resulted in a waiver of a total of $97,079 in unpaid dividends in arrears.

Product purchases from Double Dove, a Chinese manufacturer, have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In 2011, Double Dove manufactured approximately 67.1% of the units we produced.  We believe we could make up any long-term disruption in these purchases by utilizing more of the capacity at the Little Elm facility, except for the 0.5mL insulin syringe, the 5mL and 10mL syringes, and the autodisable syringe which altogether comprised about 9.1% of our 2011 revenues.

With increased volumes, our manufacturing unit costs have generally tended to decline.  Factors that could affect our unit costs include increases in costs by third party manufacturers, changing production volumes, costs of petroleum products, and transportation costs.  Increases in such costs may not be recoverable through price increases of our products.

RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements.  All period references are to our fiscal years ended December 2011, 2010, or 2009.  Dollar amounts have been rounded for ease of reading.

Comparison of Year Ended

December 31, 2011 and Year Ended December 31, 2010

Revenues decreased 11.4%, due principally to lower volume and lower average sales price.  Domestic sales were 83.0% of revenues with international sales comprising the remainder.  Unit sales decreased 6.3%.  Domestic unit sales decreased 1.9% and average sales prices decreased 8.2%.  International unit sales decreased 15.8% and average international selling prices decreased 2.7%.

Cost of sales decreased due to lower volumes and lower unit costs.  Royalty expenses decreased due to lower gross sales revenues.

As a result, gross profit margins decreased from 34.6% in 2010 to 34.0% in 2011.

Operating expenses decreased 21.9% from the prior year due to lower litigation cost of $2.9 million, lower stock option expense of $1.2 million, bonuses paid in 2010 of $630 thousand, and an impairment charge of $365 thousand in 2010.  Bad debt expense and legal expenses related to patent matters increased.  Lower litigation costs are the result of an agreement between us and our counsel to cap certain litigation fees.

Loss from operations was $4.1 million in 2011 compared to an operating loss in 2010 of $6.7 million.

Litigation settlements, net reflects cash proceeds of $6.0 million net of a $300 thousand royalty payment.

The provision for income taxes consists principally of $43 thousand of state and local income taxes and a credit to federal income tax of $29 thousand.

Cash flow from operations was $5.5 million for 2011 due principally to litigation settlements, a reduction in accounts receivable balances and inventories.  A decrease in accrued liabilities and net income, mitigated the increase in cash flow.

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

Operating expenses decreased 28.4% from the prior year due to lower litigation costs, lower compensation costs of $800 thousand, lower stock option expense of $771 thousand, and lower travel and entertainment costs of $178 thousand.  Our litigation costs for 2010 were approximately $5.1 million less than the prior year.  Lower litigation costs are the result of an agreement between us and our counsel to cap certain litigation fees.  Additional reductions in expenses in 2010 as compared to 2009 include reductions of $173 thousand for consulting, $77 thousand in 401(k) expense, and $48 thousand for marketing expense.

In 2010, we recognized impairment charges of $365 thousand for costs associated with research and development activities compared to impairment charges of $2.6 million in 2009 associated with catheter production equipment.

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

Our cash position has improved $2.4 million, or 10.3%, over 2010.  The improvement is related to cash provided by operations, including litigation proceeds, reduced by the purchase of our preferred stock.

Historical Sources of Liquidity

We have historically funded operations primarily from the proceeds from revenues, private placements, litigation settlements, and loans.

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

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable supplier arrangements and relationships could result in the need to manufacture all (as opposed to 32.4%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

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

Effective July 12, 2010, we entered into a settlement agreement with Abbott and Hospira.  In connection with this settlement agreement, we granted Hospira an exclusive one-year option to negotiate a licensing agreement for certain uses of our Patient Safe® syringe.  This option expired unexercised in July 2011.  We have received the total $8 million option payment.  As part of the settlement, in the third quarter of 2010, Hospira paid us $6 million and forgave a marketing fee of $1.4 million.  The settlement was reduced by an outstanding invoice due to us for $144 thousand.

CAPITAL RESOURCES

Repurchase of Preferred Shares

On September 12, 2011, we commenced an offer to purchase all outstanding Class B Convertible Preferred Stock (the “Preferred Stock”) for cash and Common Stock (the “2011 Exchange Offer”).  As of November 4, 2011, the expiration date of the 2011 Exchange Offer, Preferred Stockholders had tendered a total of 1,246,964 shares of Preferred Stock.  A total of $1,308,275 and 1,246,964 shares of Common Stock were issued as consideration to participating Preferred Stockholders pursuant to the 2011 Exchange Offer.  In accordance with the terms of the 2011 Exchange Offer, participating Preferred Stockholders agreed to waive all unpaid dividends in arrears associated with their tendered Preferred Stock, which resulted in a waiver of a total of $3,539,714 in unpaid dividends in arrears.  During the quarter ended December 31, 2011, we engaged in private sales with three Preferred Stockholders which tendered a total of 30,500 shares of Preferred Stock.  A total of $49,000 and 30,500 shares of Common Stock were issued as consideration to the three Preferred Stockholders.  In accordance with the terms of the private sales, the three Preferred Stockholders agreed to waive all unpaid dividends in arrears associated with their tendered Preferred Stock, which resulted in a waiver of a total of $97,079 in unpaid dividends in arrears.

Material Commitments for Expenditures

In 2011, we purchased molding machines to expand our in-house molding capability and further reduce costs.  Financing was completed in the second quarter of 2011 for three molding machines in the amount of $327,725.  The purchase and financing for a fourth molding machine for $207,261 was completed in the fourth quarter of 2011.

Trends in Capital Resources

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

Contractual Obligations and Commercial Commitments

The following chart summarizes our material obligations and commitments to make future payments under contracts for long-term debt as of December 31, 2011:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations Note
Long-term debt	$4,767,512	$624,246	$562,149	$308,926	$3,272,191
Operating leases	244,786	60,401	124,419	59,966	—
Total	$5,012,298	$684,647	$686,568	$368,892	$3,272,191

These amounts do not reflect the effect of the beneficial conversion feature of the note payable to Katie Petroleum and, therefore, will be greater than the amounts in the financial statements.

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

Our domestic return policy also generally provides that a customer may return product that is overstocked.  Overstocking returns are limited to two times in each 12 month period up to 1% of distributor’s total purchase of products for the prior 12 month period.  All product overstocks and returns are subject to inspection and acceptance by us.

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

Marketing Fees

In prior periods, Marketing fees payable to Abbott were included in current liabilities in the Balance Sheets.  In connection with the settlement with Abbott, Marketing fees payable recorded in previous periods will not have to be paid.  The reversal of this accrual is included in Litigation settlements, net on the Statements of Operations in 2010.

Recent Pronouncement

In June 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income.  FASB ASU No. 2011-05 amends existing guidance by allowing two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement: a statement of income and other comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income.  Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements.  ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  We do not expect the adoption of this standard to have an impact on our financial position, results of operations, or cash flows.

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

DECEMBER 31, 2011 AND 2010

RETRACTABLE TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Retractable Technologies, Inc.

We have audited the accompanying balance sheets of Retractable Technologies, Inc. as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule of Retractable Technologies, Inc., listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Retractable Technologies, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ CF & Co., L.L.P.
CF & Co., L.L.P.
Dallas, Texas
March 30, 2012

RETRACTABLE TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$25,673,263	$23,266,039
Accounts receivable, net of allowance for doubtful accounts of $2,078,944 and $780,900, respectively	3,576,411	7,582,062
Inventories, net	6,237,419	8,682,191
Income taxes receivable	39,485	12,031
Other current assets	218,529	681,244
Total current assets	35,745,107	40,223,567

Property, plant, and equipment, net	12,653,856	12,560,592
Intangible and other assets, net	362,976	406,910
Total assets	$48,761,939	$53,191,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,500,301	$3,847,966
Current portion of long-term debt	620,472	519,611
Accrued compensation	628,794	603,484
Accrued royalties to shareholders	122,239	949,619
Other accrued liabilities	1,065,943	3,910,428
Income taxes payable	29,471	155,000
Total current liabilities	5,967,220	9,986,108

Long-term debt, net of current maturities	4,143,267	4,304,460
Total liabilities	10,110,487	14,290,568

Commitments and contingencies — See Note 8

Stockholders’ equity:
Preferred Stock $1 par value:
Class B; authorized: 5,000,000 shares
Series I, Class B; outstanding: 103,500 and 144,000 shares, respectively (liquidation preference of $646,875 and $900,000 respectively)	103,500	144,000
Series II, Class B; outstanding: 178,700 and 219,700, respectively (liquidation preference of $2,233,750 and $2,746,250, respectively)	178,700	219,700
Series III, Class B; outstanding: 130,245 and 130,245 shares, respectively (liquidation preference of $1,628,063 and $1,628,063, respectively)	130,245	130,245
Series IV, Class B; outstanding: 542,500 and 552,500 shares (liquidation preference of $5,967,500 and $6,077,500, respectively)	542,500	552,500
Series V, Class B; outstanding: 46,607 and 1,238,821 shares, respectively (liquidation preference of $205,071 and $5,423,312, respectively)	46,607	1,232,571
Common Stock, no par value; authorized: 100,000,000 shares; issued and outstanding: 25,318,700 and 23,974,114 shares, respectively	—	—
Additional paid-in capital	57,284,670	57,674,737
Retained deficit	(19,634,770)	(21,053,252)
Total stockholders’ equity	38,651,452	38,900,501
Total liabilities and stockholders’ equity	$48,761,939	$53,191,069

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
Sales, net	$32,102,296	$36,219,562	$38,981,837
Cost of Sales
Costs of manufactured product	18,556,257	20,757,488	22,659,437
Royalty expense to shareholders	2,643,209	2,940,948	2,806,223
Total cost of sales	21,199,466	23,698,436	25,465,660
Gross profit	10,902,830	12,521,126	13,516,177

Operating expenses:
Sales and marketing	3,439,535	3,674,168	4,372,163
Research and development	815,018	885,445	1,030,622
General and administrative	10,738,110	14,260,151	18,814,392
Impairment of assets	—	365,295	2,594,602
Total operating expenses	14,992,663	19,185,059	26,811,779
Loss from operations	(4,089,833)	(6,663,933)	(13,295,602)

Interest and other income	62,596	32,324	57,604
Interest expense, net	(240,484)	(302,843)	(21,892)
Litigation settlements, net	5,700,000	9,159,089	—
Income (loss) before income taxes	1,432,279	2,224,637	(13,259,890)
Provision (benefit) for income taxes	13,797	(176,057)	(3,837,590)
Net income (loss)	1,418,482	2,400,694	(9,422,300)
Preferred Stock dividend requirements	(964,047)	(1,370,620)	(1,370,868)
Earnings (loss) applicable to common shareholders	$454,435	$1,030,074	$(10,793,168)

Basic earnings (loss) per share	$0.02	$0.04	$(0.45)

Diluted earnings (loss) per share	$0.02	$0.04	$(0.45)

Weighted average common shares outstanding:
Basic	24,171,238	23,872,783	23,806,533
Diluted	26,354,786	26,248,874	23,806,533

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series I Class B		Series II Class B		Series III Class B		Series IV Class B		Series V Class B		Common
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2008	144,000	$144,000	219,700	$219,700	130,245	$130,245	552,500	$552,500	1,238,821	$1,238,821	23,800,064	—

Recognition of stock option compensation	—	—	—	—	—	—	—	—	—	—	—	—

Recognition of stock option exercise	—	—	—	—	—	—	—	—	—	—	25,085	—

Royalty waiver	—	—	—	—	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2009	144,000	144,000	219,700	219,700	130,245	130,245	552,500	552,500	1,238,821	1,238,821	23,825,149	—

Conversion of Preferred Stock into Common Stock	—	—	—	—	—	—	—	—	(6,250)	(6,250)	6,250	—

Recognition of stock option compensation	—	—	—	—	—	—	—	—	—	—	—	—

Recognition of stock option exercise	—	—	—	—	—	—	—	—	—	—	142,715	—

Payment of dividends	—	—	—	—	—	—	—	—	—	—	—	—

Net income	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2010	144,000	144,000	219,700	219,700	130,245	130,245	552,500	552,500	1,232,571	1,232,571	23,974,114	—
Exchange of Preferred Stock for Common Stock	(40,500)	(40,500)	(41,000)	(41,000)	—	—	(10,000)	(10,000)	(1,185,964)	(1,185,964)	1,277,464	—

Purchase of Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—

Recognition of stock option exercise	—	—	—	—	—	—	—	—	—	—	67,122	—

Payment of dividends	—	—	—	—	—	—	—	—	—	—	—	—

Net income	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2011	103,500	$103,500	178,700	$178,700	130,245	$130,245	542,500	$542,500	46,607	$46,607	25,318,700	$—

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Additional Paid-in Capital	Retained Earnings (Deficit)	Total

Balance as of December 31, 2008	$53,952,183	$(14,031,646)	$42,205,803

Recognition of stock option compensation	2,111,360	—	2,111,360

Recognition of stock option exercise	25,610	—	25,610

Royalty waiver	1,000,000	—	1,000,000

Net loss	—	(9,422,300)	(9,422,300)

Balance as of December 31, 2009	57,089,153	(23,453,946)	35,920,473

Conversion of Preferred Stock into Common Stock	6,250	—	—

Recognition of stock option compensation	1,340,300	—	1,340,300

Recognition of stock option exercise	115,600	—	115,600

Payment of dividends	(876,566)	—	(876,566)

Net income	—	2,400,694	2,400,694

Balance as of December 31, 2010	57,674,737	(21,053,252)	38,900,501

Exchange of Preferred Stock for Common Stock	1,277,464	—	—

Purchase of Preferred Stock	(1,357,275)	—	(1,357,275)

Recognition of stock option exercise	54,369	—	54,369

Payment of dividends	(364,625)	—	(364,625)

Net income	—	1,418,482	1,418,482

Balance as of December 31, 2011	$57,284,670	$(19,634,770)	$38,651,452

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,418,482	$2,400,694	$(9,422,300)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	1,311,746	1,516,226	1,396,793
Litigation settlement – marketing fees payable	—	(1,419,760)	—
Stock option compensation	—	1,340,300	2,111,360
Provision for inventory valuation	52,835	—	—
Reserve for non-contractual deductions	—	850,000	—
Provision for doubtful accounts	1,298,044	133,990	182,000
Impairment of assets	—	365,295	2,594,602
Accreted interest	17,610	30,920	43,151
(Increase) decrease in assets:
Inventories	2,391,937	(1,774,822)	(265,837)
Accounts receivable	2,707,607	1,382,158	(6,841,268)
Income taxes receivable	(27,454)	3,643,606	(3,655,637)
Other current assets	462,715	(56,851)	(224,280)
Increase (decrease) in liabilities:
Accounts payable	(347,665)	(3,149,344)	852,875
Accrued liabilities, other	(3,646,555)	3,313,260	1,015,505
Income taxes payable	(125,529)	155,000	(86,695)

Net cash provided (used) by operating activities	5,513,773	8,730,672	(12,299,731)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(826,091)	(169,415)	(2,383,867)

Net cash used by investing activities	(826,091)	(169,415)	(2,383,867)

Cash flows from financing activities:
Repayments of long-term debt and notes payable	(612,927)	(2,660,336)	(499,668)
Repurchase of Preferred Stock	(1,357,275)	—	—
Proceeds from the exercise of stock options	54,369	115,600	25,610
Payment of Preferred Stock dividends	(364,625)	(876,566)	—

Net cash used by financing activities	(2,280,458)	(3,421,302)	(474,058)

Net increase (decrease) in cash and cash equivalents	2,407,224	5,139,955	(15,157,656)
Cash and cash equivalents at:
Beginning of period	23,266,039	18,126,084	33,283,740
End of period	$25,673,263	$23,266,039	$18,126,084

Supplemental schedule of cash flow information:
Interest paid	$279,691	$321,610	$184,018
Income taxes paid	$188,754	$16,000	$—
Supplemental schedule of noncash investing and financing activities:
Debt assumed to construct a warehouse	$—	$—	$1,362,602
Forgiveness of royalties by shareholder	$—	$—	$1,000,000
Debt assumed for the purchase of molding machines	$534,986	$—	$—

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

Property, plant, and equipment

Property, plant, and equipment are stated at cost.  Expenditures for maintenance and repairs are charged to operations as incurred.  Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity and interest cost associated with significant capital additions.  For the years ended December 31, 2011, 2010, and 2009, the Company capitalized interest of approximately $57,000; $50,000; and $205,000.  Gains or losses from property disposals are included in income.

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

The Company’s remaining property, plant, and equipment primarily consists of buildings, land, assembly equipment for syringes, molding machines, molds, office equipment, furniture, and fixtures.  There has been no impairment charge against the assembly equipment since the Company continues to manufacture a significant portion of 1mL and 3cc syringes at the Company’s Little Elm facility which results in sufficient future cash flows to recoup the net book value of all property, plant, and equipment.

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

Concentration risks

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  Cash balances, some of which exceed federally insured limits, are maintained in financial institutions; however, Management believes the institutions are of high credit quality.  The majority of accounts receivable are due from companies which are well-established entities.  As a consequence, Management considers any exposure from concentrations of credit risks to be limited.  The Company had a high concentration of sales with 4 significant customers.  For the year ended December 31, 2011, the aforementioned customers accounted for $16.2 million, or 50.6% of net sales.

Considering the current economic climate, the Company increased its allowance for doubtful accounts by approximately $1.3 million this year.

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 67.1% of its finished products in 2011 through Double Dove, a Chinese manufacturer.  In the event that the Company becomes unable to purchase such product from Double Dove, the Company would need to find an alternate supplier for its 0.5mL insulin syringe, its 5mL and 10mL syringes, and its autodisable syringe and increase domestic production for 1mL and 3mL syringes to avoid a disruption in supply.

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

The Company’s domestic return policy also generally provides that a customer may return product that is overstocked.  Overstocking returns are limited to two times in each 12-month period up to 1% of distributor’s total purchase of products for the prior 12-month period.  All product overstocks and returns are subject to inspection and acceptance by the Company.

The Company’s international distribution agreements do not provide for any returns.

Marketing fees

In prior periods, Marketing fees payable to Abbott Laboratories (“Abbott”) were included in current liabilities in the Balance Sheets.  In connection with the settlement with Abbott, Marketing fees payable recorded in previous periods were not required to be paid.  The reversal of this accrual is included in Litigation settlements, net on the Statements of Operations in 2010.

Litigation settlements

Proceeds from litigation settlements are recognized when realizable.  Generally, realization is not reasonably assured and expected until proceeds are collected.  Pursuant to a settlement agreement among the Company, Abbott, and Hospira, Inc. (“Hospira”), Hospira delivered $6 million to the Company in the third quarter of 2010.  The Company reduced its litigation settlements by $144,000 attributable to an unpaid Abbott invoice.  Abbott also waived its rights to any Series IV Class B Preferred Stock dividends.  Additionally, the Company granted Hospira an exclusive one-year option to negotiate a licensing agreement for certain uses of the Patient Safe® syringe, which option expired unexercised in July 2011.  The Company has received the $8.0 million option payment.  The Company recognizes proceeds from litigation settlements, net of any associated royalty expense.

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

The Company provides for deferred income taxes through utilizing an asset and liability approach for financial accounting and reporting based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such differences reverse in future periods.  Deferred tax assets are periodically reviewed for realizability.  Under recent  tax law changes, companies are allowed to carry back taxable losses from either 2009 or 2010.  The Company filed for a tax refund utilizing its 2009 taxable losses which resulted in a $4.0 million refund received in the third quarter of 2010.  The Company utilized some of its net operating carry forwards in 2011 and paid Alternative Minimum Tax on its taxable income.  The Company has established a valuation allowance for its net deferred tax asset as future taxable income cannot be reasonably assured.  Penalties and interest on uncertain tax positions are classified as income taxes in the Statements of Operations.

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

	Years Ended December 31,
	2011	2010	2009
Net income (loss)	$1,418,482	$2,400,694	$(9,422,300)
Preferred dividend requirements	(964,047)	(1,370,620)	(1,370,868)
Effect of dilutive securities:
Convertible debt interest and loan fees	(10,120)	—	—
Earnings (loss) available to common shareholders after assumed conversions	$444,315	$1,030,074	$(10,793,168)
Average common shares outstanding	24,171,238	23,872,783	23,806,533
Dilutive stock equivalents from stock options	2,101,825	2,376,091	—
Shares issuable upon conversion of convertible debt	81,723	—	—
Average common and common equivalent shares outstanding - assuming dilution	26,354,786	26,248,874	23,806,533
Basic earnings per share	$0.02	$0.04	$(0.45)
Diluted earnings per share	$0.02	$0.04	$(0.45)

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

Share-based compensation

The Company’s share-based payments are accounted for using the fair value method.  The Company records share-based compensation expense on a straight-line basis over the requisite service period.  The Company incurred the following share-based compensation costs:

	Years Ended December 31,
	2011	2010	2009

Cost of sales	$—	$182,892	$317,644

Sales and marketing	—	78,343	242,509

Research and development	—	28,259	47,168

General and administrative	—	1,050,806	1,504,039
	$—	$1,340,300	$2,111,360

Options awarded to employees in 2009 were amortized over twelve months.  The Company expensed five months of expense for options issued in 2009.  Non-employee Directors’ option expense was all expensed in the third quarter of 2009.

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

3.                INVENTORIES

Inventories consist of the following:

	Year Ended December 31,
	2011	2010
Raw materials	$1,282,357	$1,401,930
Finished goods	5,213,497	7,485,861
	6,495,854	8,887,791
Inventory reserve	(258,435)	(205,600)
	$6,237,419	$8,682,191

4.                PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	December 31,
	2011	2010

Land	$261,893	$261,893
Buildings and building improvements	11,121,552	11,093,797
Production equipment	15,550,226	14,808,055
Office furniture and equipment	2,341,747	2,260,219
Construction in progress	995,810	486,187
Automobiles	102,321	102,321
	30,373,549	29,012,472
Accumulated depreciation	(17,719,693)	(16,451,880)
	$12,653,856	$12,560,592

Depreciation expense for the years ended December 31, 2011, 2010, and 2009 was $1,267,813; $1,482,591; and $1,353,353, respectively.

5.                INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2011	2010

License agreement	$500,000	$500,000
Trademarks and patents	508,743	508,743
	1,008,743	1,008,743
Accumulated amortization	(678,614)	(625,507)
	$330,129	$383,236

In 1995, the Company entered into a license agreement with the Chief Executive Officer of the Company for the exclusive right to manufacture, market, and distribute products utilizing automated retraction technology.  This license agreement was amended July 3, 2008 to include certain additional patent applications owned by such officer in the definition of “Patent Properties” so that such additional patent applications would be covered by the license.  This technology is the subject of various patents and patent applications owned by such officer of the Company.  The initial licensing fee of $500,000 is being amortized over 17 years.  The license agreement also provides for quarterly payments of a 5% royalty fee on gross sales.  The royalty fee expense is recognized in the period in which it is earned.  Royalty fees of $2,643,209; $2,940,948; and $2,806,223 are included in Cost of sales for the years ended December 31, 2011, 2010, and 2009, respectively.  Royalties payable under this agreement aggregated $122,939 and $949,619 at December 31, 2011 and 2010, respectively.  Gross sales upon which royalties are based were $52,864,158; $58,795,279; and $56,124,453 for 2011, 2010, and 2009, respectively.  Royalties were also paid on litigation proceeds, net of legal fees, on a gross amount of $2.4 million in 2010 and $6.0 million in 2011.  A small amount of royalties was paid on royalties from a licensing agreement with a third party.

In the third quarter of 2009, the Company announced several cost cutting and cash saving initiatives to conserve its cash.  As a part of those initiatives, the Chief Executive Officer waived payment to him of $1,000,000 in royalty fees.  Therefore, the royalty fees of $2,806,223 for 2009 resulted in a cash outlay of $1,806,223.

Amortization expense for the years ended December 31, 2011, 2010, and 2009, was $43,934; $43,440; and $43,440, respectively.  Future amortization expense for the years 2012 through 2016 is estimated to be $43,933 per year.

6.                OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31,
	2011	2010
Prepayments from customers	$869,334	$3,555,272
Accrued professional fees	134,790	288,942
Other accrued expenses	61,819	66,214
	$1,065,943	$3,910,428

The decrease in prepayments is attributable primarily to purchases by South American customers.

7.    LONG-TERM DEBT

	December 31,
	2011	2010
Long-term debt consists of the following:

Loan from Lewisville State Bank, a division of 1st International Bank. It has a 20 year amortization and 10 year maturity from December 10, 2009. The loan provided funding for the expansion of the warehouse, additional office space, and a new Controlled Environment. The loan is secured by the Company’s land and buildings. The interest rate is 5.968%.	$3,979,122	$4,098,578

Note payable to Katie Petroleum. Interest accrues at prime plus 1%, which was 4.25% at December 31, 2011 and 2010. Interest only was payable monthly through February 1, 2004. The original amount of the note of $3,000,000 was discounted for presentation purposes by $299,346 for stock options issued in conjunction with the debt and $412,500 for the intrinsic value of a beneficial conversion feature of the debt. Beginning March 1, 2004, the loan has been payable in equal installments of principal and interest (except for changes in the interest rate) of approximately $37,000 and matures on September 30, 2012. Guaranteed by an officer. Approximately $163,736 of the principal payment was converted into 40,934 shares of Common Stock as of March 1, 2006. Not otherwise collateralized. Convertible into Common Stock at $4.00 per share at the option of the holder.

	323,118	725,493

Note payable to Deutsche Leasing USA, Inc. The interest rate is 5.57%. The original amount of the note was $327,726 with a 36 month maturity ending in April 2014. Beginning May 2011, the loan is payable in equal installments of principal and interest of approximately $9,900. Collateralized by three molding machines. It has a purchase option of $1.00 at the end of the term.	259,543	—

Note payable to Deutsche Leasing USA, Inc. The interest rate is 5.57%. The original amount of the note was $207,260 with a 36 month maturity ending in November 2014. Beginning December 2011, the loan is payable in equal installments of principal and interest of approximately $6,300. Collateralized by a molding machine. It has a purchase option of $1.00 at the end of the term.	201,956	—
	4,763,739	4,824,071

Less: current portion	(620,472)	(519,611)
	$4,143,267	$4,304,460

The aggregate maturities of long-term debt as of December 31, 2011, are as follows:

2012	$620,472
2013	315,086
2014	247,064
2015	149,744
2016	159,182
Thereafter	3,272,191
$4,763,739

8.  COMMITMENTS AND CONTINGENCIES

In June 2010, Becton, Dickinson and Company (“BD”) filed an appeal in the U.S. Court of Appeals (the “Court”) for the Federal Circuit appealing a final judgment entered on May 19, 2010 for the Company and against BD’s counterclaims in patent litigation.  Such final judgment ordered that the Company recover $5,000,000 plus prejudgment interest, and ordered a permanent injunction for BD’s 1mL and 3mL Integra syringes until the expiration of certain patents.  The permanent injunction was stayed for the longer of the exhaustion of the appeal of the district court’s case or twelve months from May 19, 2010.  In July 2011, a three-judge panel of the Court reversed the district court’s judgment that BD’s 3mL Integra infringed the Company’s ‘224 patent and ‘077 patent.  The Court affirmed the district court’s judgment that the 1mL Integra infringes the Company’s ‘244 and ‘733 patents.  The Court also affirmed the district court’s judgment that the ‘077 patent is not invalid for anticipation or obviousness.  Out of eight principal issues that were contested in the appeal, the Company and an officer prevailed on six and BD prevailed on two.  The Company had petitioned for a rehearing by all the judges of the Federal Circuit as to whether the three-judge panel properly construed the Company’s patent claim language in finding that the 3mL Integra did not infringe.  The Company’s petition for rehearing by all of the judges of the Federal Circuit was denied with two dissents being issued. The Company filed a petition for certiorari asking the Supreme Court to review the matter.  That petition should be accepted or rejected by October 2012.

In May 2010, the Company and an officer’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The Company and an officer filed a Second Amended Complaint on July 23, 2010 setting forth additional detail regarding the allegations of BD’s illegal conduct.  BD filed a motion to dismiss and the Court denied that motion in part and granted it in part, granting the Company the right to re-plead certain allegations by May 13, 2011.  The Company and an officer filed a Third Amended Complaint in May 2011, setting forth additional detail regarding the alleged illegal conduct by BD.  Trial was initially set for February 2012.  However, in January 2012 the parties agreed to a continuance to allow the petition for certiorari to be considered.  As a result of retirement, a new judge will be assigned.  It is currently believed that trial will proceed in the fall of 2012.

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

Operating Leases

During 2010, the Company entered into a non-cancellable operating lease for additional office space.  Rent expense under this lease was $59,195 in 2011.  Future annual minimum rental payments as of December 31, 2011 are presented below:

2012	$60,401
2013	61,607
2014	62,812
2015	59,966
Thereafter	—
Total	$244,786

9.      INCOME TAXES

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2011	2010	2009
Current tax provision (benefit)
Federal	$(29,070)	$(204,507)	$(3,655,637)
State	42,867	28,450	(181,953)
Total current provision (benefit)	13,797	(176,057)	(3,837,590)

Deferred tax provision (benefit)
Federal	—	—	—
State	—	—	—
Total deferred tax provision (benefit)	—	—	—
Total income tax provision (benefit)	$13,797	$(176,057)	$(3,837,590)

The Company recognized a tax benefit in 2009 primarily due to net operating losses incurred in 2009.

The Company recognized a net tax benefit due to an additional refund for net operating losses in 2009 mitigated by Alternative Minimum Tax in 2010.

The Company has $8,893,855 in tax benefits attributable to carryback losses for federal tax purposes.  The loss carryforwards will begin to expire in 2027 for federal tax purposes and will begin to expire for state tax purposes in 2012.

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$3,372,994	$4,228,826
Accrued expenses and reserves	1,118,679	907,624
Employee stock option expense	682,810	682,810
Inventory	397,449	385,856
Non-employee stock option expense	79,939	81,310
Charitable contribution carryforwards	—	26,164
Deferred tax assets	5,651,871	6,312,590
Deferred tax liabilities
Property and equipment	(768,455)	(869,908)
Deferred tax liabilities	(768,455)	(869,908)

	2011	2010
Net deferred assets	4,883,416	5,442,682
Valuation allowance	(4,883,416)	(5,442,682)
Net deferred tax liabilities	$—	$—

A reconciliation of income taxes based on the federal statutory rate and the provision (benefit) for income taxes is summarized as follows:

	December 31,
	2011	2010	2009
Income tax (benefit) at the federal statutory rate	35.0%	35.0%	(35.0)%
State tax (benefit), net of federal (benefit)	2.9	2.9	(2.9)
Increase in valuation allowance	—	—	4.6
Permanent differences	2.0	9.1	3.0
Return to accrual adjustments	(2.8)	(15.0)	(0.3)
Alternative minimum tax	3.4	5.8	—
Release of valuation allowance – Net operating loss carryforward	(39.0)	(45.2)	—
Other	(0.5)	(0.5)	1.6
Effective tax (benefit) rate	1.0%	(7.9)%	(29.0)%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions.  The Company’s federal income tax returns for all tax years ended on or after December 31, 2008, remain subject to examination by the Internal Revenue Service.  The Company’s state and local income tax returns are subject to examination by the respective state and local authorities over various statutes of limitations, most ranging from three to five years from the date of filing.

10.            EXCHANGE OF PREFERRED STOCK FOR COMMON STOCK AND CASH

On September 12, 2011, the Company commenced an offer to purchase all outstanding Class B Stock for cash and Common Stock (the 2011 Exchange Offer).  As of November 4, 2011, the expiration date of the 2011 Exchange Offer, Preferred Stockholders had tendered the following number of shares of Preferred Stock: 1) 27,500 shares of Series I Class B Stock; 2) 41,000 shares of Series II Class B Stock; 3) no shares of Series III Class B Stock were exchanged; 4) 5,000 shares of Series IV Class B Stock; and 5) 1,173,464 shares of Series V Class B Stock.  A total of $1,308,275 and 1,246,964 shares of Common Stock were issued as consideration to participating Preferred Stockholders pursuant to the 2011 Exchange Offer.  In accordance with the terms of the 2011 Exchange Offer, participating Preferred Stockholders agreed to waive all unpaid dividends in arrears associated with their tendered Preferred Stock, which resulted in a waiver of a total of $3,539,714 in unpaid dividends in arrears.

During the quarter ended December 31, 2011, the Company engaged in private sales with three Preferred Stockholders which tendered the following number of shares of Preferred Stock: 1) 13,000 shares of Series I Class B Stock; 2) 5,000 shares of Series IV Class B Stock; and 3) 12,500 shares of Series V Class B Stock.  A total of $49,000 and 30,500 shares of Common Stock were issued as consideration to the three Preferred Stockholders.  In accordance with the terms of the private sales, the three Preferred Stockholders agreed to waive all unpaid dividends in arrears associated with their tendered Preferred Stock, which resulted in a waiver of a total of $97,079 in unpaid dividends in arrears.

The 2011 Exchange Offer and private sales are summarized in the table below.

	Number of Preferred Stock Shares Tendered by Preferred Stockholders	Cash Outlay by Company	Number of Common Stock Shares Tendered by Company	Accrued Dividends Eliminated	Amount of Annual Dividend Reduction
Series I Class B Stock	40,500	$60,750	40,500	$ —	$ 20,250
Series II Class B Stock	41,000	123,000	41,000	—	41,000
Series IV Class B Stock	10,000	35,000	10,000	114,575	10,000
Series V Class B Stock	1,185,964	1,138,525	1,185,964	3,478,084	379,508
Total Class B Stock	1,277,464	$1,357,275	1,277,464	$3,592,659	$450,758

11.    STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of Preferred Stock Class A with a par value of One Dollar ($1.00) per share; 5,000,000 shares of Preferred Stock Class B with a par value of One Dollar ($1.00) per share; and 5,000,000 shares of Preferred Stock Class C with a par value of One Dollar ($1.00) per share.

The Company has one class of Preferred Stock outstanding: Class B Convertible Preferred Stock (“Class B Stock”).  The Class B Stock has five series: Series I, Series II, Series III, Series IV, and Series V.

The Class B Stock has been allocated among Series I, II, III, IV, and V in the amounts of 103,500; 178,700; 130,245; 542,500; and 46,607 shares, respectively as of December 31, 2011.  The remaining 3,998,448 authorized shares have not been assigned a series.

Series I Class B Stock

There were 103,500 and 144,000 shares of $1 par value Series I Class B Stock outstanding at December 31, 2011 and 2010, respectively.  The Company exchanged Common Stock and cash for 27,500 shares of Series I Class B Stock in 2011 pursuant to its Tender Offer Statement on Schedule TO filed on September 12, 2011 (the “2011 Exchange Offer”) and also engaged in a private sale to purchase 13,000 shares of Series I Class B Stock in 2011.  Holders of Series I Class B Stock are entitled to receive a cumulative annual dividend of $0.50 per share, payable quarterly if declared by the Board of Directors.  In 2010, the Company paid $216,000 in dividends.  In 2011, the Company paid $90,000 in dividends.  At December 31, 2011 and 2010, approximately $13,000 and $36,000, respectively, of dividends which had not been declared were in arrears.

Series I Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $7.50 per share, plus all unpaid dividends.  Each share of Series I Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933.  Pursuant to these terms, no shares of Series I Class B Stock were converted into Common Stock in 2011 or 2010.  In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series I Class B Stock then outstanding are entitled to $6.25 per share, plus all unpaid dividends prior to any distributions to holders of Series II Class B Stock, Series III Class B Stock, Series IV Class B Stock, Series V Class B Stock, or Common Stock.

Series II Class B Stock

There were 178,700 and 219,700 shares of $1 par value Series II Class B Stock outstanding at December 31, 2011 and 2010, respectively.  The Company exchanged Common Stock and cash for 41,000 shares of Series II Class B Stock in 2011 pursuant to its 2011 Exchange Offer.  Holders of Series II Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors.  Holders of Series II Class B Stock generally have no voting rights until dividends are in arrears and unpaid for twelve consecutive quarters.  In such case, the holders of Series II Class B Stock have the right to elect one-third of the Board of Directors of the Company.  In 2010, the Company paid $660,566 in dividends.  In 2011, the Company paid $274,625 in dividends.  At December 31, 2011 and 2010, approximately $45,000 and $110,000, respectively, of dividends which had not been declared were in arrears.

Series II Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $15.00 per share plus all unpaid dividends.  Each share of Series II Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933.  Pursuant to these terms, no shares of Series II Class B Stock were converted into Common Stock in 2011 or 2010.  In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series II Class B Stock then outstanding are entitled to $12.50 per share, plus all unpaid dividends, after distribution obligations to holders of Series I Class B Stock have been satisfied and prior to any distributions to holders of Series III Class B Stock, Series IV Class B Stock, Series V Class B Stock, or Common Stock.

Series III Class B Stock

There were 130,245 shares of $1 par value Series III Class B Stock outstanding at December 31, 2011 and 2010.  Holders of Series III Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors.  At December 31, 2011 and 2010, approximately $3,366,000 and $3,236,000, respectively, of dividends which have not been declared were in arrears.

Series III Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $15.00 per share, plus all unpaid dividends.  Each share of Series III Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933.  Pursuant to these terms, no shares of Series III Class B Stock were converted into Common Stock in 2011 or 2010.  In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series III Class B Stock then outstanding are entitled to $12.50 per share, plus all unpaid dividends, after distribution obligations to Series I Class B Stock and Series II Class B Stock have been satisfied and prior to any distributions to holders of Series IV Class B Stock, Series V Class B Stock, or Common Stock.

Series IV Class B Stock

There were 542,500 and 552,500 shares of $1 par value Series IV Class B Stock outstanding at December 31, 2011 and 2010, respectively.  The Company exchanged Common Stock and cash for 5,000 shares of Series

IV Class B Stock in 2011 pursuant to its 2011 Exchange Offer and also engaged in a private sale to purchase 5,000 shares of Series IV Class B Stock in 2011.  Holders of Series IV Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly, if declared by the Board of Directors.  At December 31, 2011 and 2010, approximately $6,338,000 and $5,903,000, respectively, of dividends which have not been declared were in arrears.

Series IV Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $11.00 per share plus all unpaid dividends.  Each share of Series IV Class B Stock may, at the option of the stockholder any time subsequent to three years from date of issuance, be converted into one share of Common Stock, or in the event the Company files an initial registration statement under the Securities Act of 1933.  Pursuant to these terms, no shares of Series IV Class B Stock were converted into Common Stock in 2011 or 2010.  In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series IV Class B Stock then outstanding are entitled to receive liquidating distributions of $11.00 per share, unpaid dividends after distribution obligations to Series I Class B Stock, Series II Class B Stock, and Series III Class B Stock have been satisfied and prior to any distribution to holders of Series V Class B Stock or Common Stock.

Series V Class B Stock

There were 46,607 and 1,232,571 shares of $1 par value Series V Class B Stock outstanding at December 31, 2011 and 2010, respectively.  The Company exchanged Common Stock and cash for 1,173,464 shares of Series V Class B Stock in 2011 pursuant to its 2011 Exchange Offer and also engaged in a private sale to purchase 12,500 shares of Series V Class B Stock in 2011.  Holders of Series V Class B Stock are entitled to receive a cumulative annual dividend of $0.32 per share, payable quarterly, if declared by the Board of Directors.  At December 31, 2011 and 2010, approximately $914,000 and $4,093,000, respectively, of dividends which have not been declared were in arrears.

Series V Class B Stock is redeemable after two years from the date of issuance at the option of the Company at a price of $4.40 per share plus all unpaid dividends.  Each share of Series V Class B Stock may, at the option of the stockholder any time subsequent to the date of issuance, be converted into Common Stock.  Pursuant to these terms, 6,250 shares of Series V Class B Stock were converted into Common Stock in 2010 and none were converted in 2011.  In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series V Class B Stock then outstanding are entitled to receive liquidating distributions of $4.40 per share, plus unpaid dividends after distribution obligations to Series I Class B Stock, Series II Class B Stock, Series III Class B Stock, and Series IV Class B Stock have been satisfied and prior to any distribution to the holders of the Common Stock.

Common stock

The Company is authorized to issue 100,000,000 shares of no par value Common Stock, of which 25,318,700 and 23,974,114 shares were issued and outstanding at December 31, 2011 and 2010, respectively.

12.            RELATED PARTY TRANSACTIONS

The Company has a license agreement with the Chief Executive Officer of the Company. See Note 5.

During the years ended December 31, 2011, 2010, and 2009, the Company paid $96,787; $75,831; and $50,793, respectively, to family members of its Chief Executive Officer for various consulting services.

During the years ended December 31, 2011, 2010, and 2009, the Company paid $0; $20,350; and $9,940, respectively, to a Director’s company for participating in clinical trials.

The Chief Executive Officer exchanged his Preferred Stock shares for Common Stock and cash in the fourth quarter of 2011 pursuant to the 2011 Exchange Offer on the same terms as were offered to all Preferred Stockholders.  He received 86,607 shares of Common Stock and $95,843 in exchange for 5,000 shares of Series IV Preferred Stock and 81,607 shares of Series V Preferred Stock, and he waived a total of $58,110 in unpaid dividends in arrears.  The Company’s Common Stock had a closing stock price of $1.39 at November 4, 2011, the expiration date of the 2011 Exchange Offer.

13.            STOCK OPTIONS

Stock options

The Company has approved stock option plans for the granting of stock options to employees, Directors, and consultants.  Options for the purchase of 25,680 shares of Common Stock remain outstanding under the 1999 Stock Option Plan, which terminated pursuant to its terms in 2009.  Options for the purchase of 2,849,108 shares of Common Stock have been issued under the 2008 Stock Option Plan, which authorized a total of

3,000,000 shares of Common Stock upon the exercise of stock options.  Options for the purchase of 2,485,411 shares under the 2008 Stock Option Plan were outstanding as of December 31, 2011.  Options for the purchase of a total of 225,000 shares of Common Stock remain outstanding under individual stock option plans to Dr. Jimmie Shiu and Mr. Harry Watson.  Options for the purchase of 3,000,000 shares of Common Stock remain outstanding under an option granted to Mr. Thomas J. Shaw.

On September 26, 2008, the Company conducted an Exchange Offer whereby employees, including executive officers, and Directors exchanged certain outstanding underwater options for options issued under the 2008 Stock Option Plan.  The Company issued new options under the 2008 Stock Option Plan to purchase an aggregate of 962,683 shares of Common Stock in exchange for the cancellation of the tendered options.  Options issued to employees, including executive officers, vested in 2010.  Options issued to non-employee Directors vested in 2009.

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

Employee options

A summary of Director, officer, and employee options granted and outstanding under the Plans is presented below:

	Years Ended December 31,
	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	5,508,513	$0.91	5,721,528	$0.94	1,057,263	$1.99
Granted	—	—	—	—	4,796,425	0.81
Exercised	(67,122)	(0.81)	(142,715)	(0.81)	(5,085)	(1.30)
Forfeited	(7,800)	(0.85)	(70,300)	(3.09)	(127,075)	(4.99)

Outstanding at end of period	5,433,591	$0.91	5,508,513	$0.91	5,721,528	$0.94

Exercisable at end of period	5,433,591	$0.91	5,508,513	$0.91	1,137,403	$1.44

Weighted average fair value of options granted during period	—	$—	—	$—	—	$0.59

The fair value of each 2009 grant is estimated on the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions used for grants in 2009:  expected volatility of 67.53%, risk free interest rate of 3.35%, and an expected life of 8.61 to 8.69 years.  Other than the options issued to the Chief Executive Officer, the options were issued under the 2008 Stock Option Plan.  No options were issued in 2010 or 2011.

The following table summarizes information about Director, officer, and employee options outstanding under the aforementioned plans at December 31, 2011:

Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Shares Exercisable
$6.90	15,080	0.75	15,080
$8.65	2,400	1.48	2,400
$8.87	700	2.36	700
$1.30	894,513	6.88	894,513
$0.81	4,520,898	7.54	4,520,898

Non-employee options

A summary of options outstanding during the years ended December 31 and held by non-employees is as follows:

	Years Ended December 31,
	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	302,500	$5.49	391,600	$6.52	454,700	$8.41
Granted	—	—	—	—	90,000	0.84
Exercised	—	—	—	—	(20,000)	(0.95)
Forfeited	—	—	(89,100)	(10.00)	(133,100)	(10.00)

Outstanding at end of period	302,500	$5.49	302,500	$5.49	391,600	$6.52

Exercisable at end of period	302,500	$5.49	302,500	$5.49	391,600	$6.52

Weighted average fair value of options granted during period	—	$—	—	$—	—	$0.61

The fair value of each 2009 grant is estimated on the date of the grant using the Black Scholes pricing model with the following assumptions:  expected volatility of 67.53%, risk free interest rate of 3.35%, and an expected life of 8.61 years.  These options were issued under the 2008 Stock Option Plan.  No options were issued in 2010 or 2011.

The following table summarizes information about non-employee options outstanding under the aforementioned plans at December 31, 2011:

		Weighted
		Average
		Remaining
Exercise	Shares	Contractual	Shares
Prices	Outstanding	Life	Exercisable
$6.90	232,500	0.75	232,500
$0.81	70,000	7.54	70,000

The Company recorded $0; $1,340,300; and $2,111,360 as stock-based compensation expense in 2011, 2010, and 2009, respectively.  The total intrinsic value of options exercised was $49,626; $124,221; and $16,388 in 2011, 2010, and 2009, respectively.  The aggregate intrinsic value of options outstanding and of options exercisable at December 31, 2011 was approximately $1.7 million.  There is no compensation cost related to non-vested stock options to be recognized in the future.

Options Pricing Models – Assumptions

The expected life and forfeiture rate assumptions are based on the vesting period for each option grant and expected exercise behavior.  The assumptions for expected volatility and dividend yield are based on recent historical experience.  Risk-free interest rates are set using grant-date U.S. Treasury yield curves for the same periods as the expected term.

14.            401(k) PLAN

The Company implemented an employee savings and retirement plan (the “401(k) Plan”) in 2005 that is intended to be a tax-qualified plan covering substantially all employees.  Under the terms of the 401(k) Plan, employees may elect to contribute up to 88% of their compensation, or the statutory prescribed limit, if less.  The Company may, at its discretion, match employee contributions.  The Company made matching contributions of $76,643 in 2009.  In the third quarter of 2009, the Company discontinued its matching contributions until further notice.

15.            BUSINESS SEGMENTS

	2011	2010	2009
U.S. sales	$26,655,781	$29,577,050	$34,466,797
North and South America sales (excluding U.S.)	4,736,356	4,887,073	1,764,584
Other international sales	710,159	1,755,439	2,750,456
Total sales	$32,102,296	$36,219,562	$38,981,837

Long-lived assets
U.S.	$12,412,502	$12,297,942	$13,961,445
International	$241,354	$262,650	$272,736

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

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

The selected quarterly financial data for the periods ended December 31, 2011 and 2010, have been derived from the Company’s unaudited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods.

	(In thousands, except for per share and outstanding stock amounts)
	2011

	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Sales, net	$9,748	$7,976	$8,271	$6,108
Cost of sales	6,457	4,840	4,881	5,021
Gross profit	3,291	3,136	3,390	1,087
Total operating expenses	3,391	4,124	3,416	4,063
Income (loss) from operations	(100)	(988)	(26)	(2,976)
Interest and other income	16	18	15	14
Interest expense, net	(57)	(66)	(63)	(56)
Litigation settlements, net	1,900	1,900	1,900	—
Provision (benefit) for income taxes	35	17	(2)	(37)
Net income (loss)	1,724	847	1,828	(2,981)
Preferred stock dividend requirements	(342)	(342)	(342)	(230)
Earnings (loss) applicable to common shareholders	$1,382	$505	$1,486	$(3,211)
Basic earnings (loss) per share	$0.06	$0.02	$0.06	$(0.13)
Diluted earnings (loss) per share	$0.05	$0.02	$0.06	$(0.13)
Weighted average shares outstanding - basic	23,986,114	24,004,118	24,027,053	24,667,668
Weighted average shares outstanding - diluted	26,664,597	26,189,076	25,950,804	24,667,668
Gross profit margin	33.8%	39.3%	41.0%	17.8%

	(In thousands, except for per share and outstanding stock amounts)
	2010

	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Sales, net	$8,466	$7,449	$12,235	$8,070
Cost of sales	5,015	4,624	7,018	7,042
Gross profit	3,451	2,825	5,217	1,028
Total operating expenses	5,635	5,854	4,185	3,511
Income (loss) from operations	(2,184)	(3,029)	1,032	(2,483)
Interest and other income	6	3	10	14
Interest expense, net	(91)	(76)	(70)	(66)
Litigation settlements, net	—	—	7,259	1,900
Provision (benefit) for income taxes	2	(337)	—	158
Net income (loss)	(2,271)	(2,765)	8,231	(793)
Preferred stock dividend requirements	(343)	(343)	(343)	(342)
Earnings (loss) applicable to common shareholders	$(2,614)	$(3,108)	$7,888	$(1,135)

	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Net earnings (loss) per share – basic	$(0.11)	$(0.13)	$0.33	$(0.05)
Net earnings (loss) per share – diluted	(0.11)	$(0.13)	$0.29	(0.05)
Weighted average shares outstanding - basic	23,825,149	23,825,149	23,887,028	23,953,806
Weighted average shares outstanding - diluted	23,825,149	23,825,149	28,767,768	23,953,806
Gross profit margin	40.8%	37.9%	42.6%	12.7%

Major variances for 2011 compared to 2010 are due to lower sales volumes, lower operating expenses, primarily litigation costs and stock option expense, and lower litigation proceeds.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based upon this evaluation, the CEO and CFO concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The term internal control over financial reporting means a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, Management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of Management and Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.  Management used the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting as required by paragraph (c) of Rule 13a-15 under the Exchange Act.  Management, with the participation of our CEO and CFO, concluded that our internal control over financial reporting as of December 31, 2011, was effective.  No material weaknesses in our internal control over financial reporting were identified by Management.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the fourth quarter of 2011 or subsequent to December 31, 2011 in our internal control over financial reporting or in any other factor that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

We exchanged 1,246,964 shares of Common Stock (and cash) for 1,246,964 shares of our Class B Convertible Preferred Stock as of November 4, 2011 pursuant to the 2011 Exchange Offer.  We exchanged 30,500 shares of Common Stock (and cash) for 30,500 shares of our Preferred Stock as of December 30, 2011 outside of the

2011 Exchange Offer.  The 2011 Exchange Offer was offered to all our Preferred Stockholders.  The sales outside of the 2011 Exchange Offer were made to three of our Preferred Shareholders who did not participate in the 2011 Exchange Offer.  In accordance with the terms of both exchange transactions, participating Preferred Stockholders agreed to waive all unpaid dividends in arrears associated with their tendered Preferred Stock.  Both transactions are exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act because the securities were exchanged with existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning our Directors, executives, and certain of our significant employees as of the date of this report.  Our Board of Directors currently consists of a total of six (6) members, three (3) members of which are Class 1 Directors and three (3) of which are Class 2 Directors which serve for two-year terms.  Marwan Saker served as a Class 2 Director until February 29, 2012.

Name	Age	Position	Term as Director Expires
EXECUTIVES
Thomas J. Shaw	61	Chairman, President, Chief Executive Officer, and Class 2 Director	2012
Douglas W. Cowan	68	Vice President, Chief Financial Officer, Treasurer, Principal Accounting Officer, and Class 2 Director	2012
Russell B. Kuhlman	58	Vice President, Sales	N/A
Michele M. Larios	45	Vice President, General Counsel, and Secretary	N/A
Steven R. Wisner	54	Executive Vice President, Engineering & Production and Class 1 Director	2013

INDEPENDENT DIRECTORS
Marco Laterza	64	Class 1 Director	2013
Amy Mack	44	Class 1 Director	2013
Marwan Saker	56	Former Class 2 Director	2012
Clarence Zierhut	83	Class 2 Director	2012

SIGNIFICANT EMPLOYEES
Kathryn M. Duesman	49	Executive Director, Global Health	N/A
Lawrence G. Salerno	51	Director of Operations	N/A
Shayne Blythe	43	Director of Sales and Marketing Logistics	N/A
John W. Fort III	43	Director of Accounting	N/A
James A. Hoover	64	Director of Quality Assurance	N/A
R. John Maday	51	Production Manager	N/A
Judy Ni Zhu	53	Research and Development Manager	N/A

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

Michele M. Larios joined us in February 1998 and currently serves as our Vice President, General Counsel, and Secretary.  Ms. Larios is responsible for our legal and legislative, human resource, and regulatory functions.  In addition to working on all legal matters, both internally and with outside counsel, Ms. Larios oversees work on any pertinent legislative issues and all relevant regulatory matters.

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

Amy Mack joined us as a Director on November 19, 2007.  We believe it is appropriate that Ms. Mack continue as a Board member due both to her experience as a nurse (the primary retail user of our products) as well as her experience in running her own company.  Since April of 2000, she has been the Secretary of EmergiStaff & Associates, a nursing agency, and she served as the Chief Nursing Officer of EmergiStaff & Associates from 2000 to 2011.  From 2003 to 2010, she was the Owner and Aesthetics Nurse Specialist for Spa O2 & Medical Aesthetics.  In 2011, she was involved with Report Prep. Ms. Mack’s responsibilities included nurse and utilization review, identification and application of evidence based medicine resources to medication and procedure requests, and review of workers’ compensation claims.

Marwan Saker joined our Board of Directors in June 2000 and resigned on February 29, 2012.  Mr. Saker served as Chief Executive Officer of Sovana, Inc., a private international trade company.  He served as President of International Exports & Consulting Inc., a private export management company acting as sales representative, master franchisee and franchise consultant developing Middle East markets for numerous U.S. manufacturers in agriculture, fast food, home, and contract furnishing industries.  He served as Manager of Hanneke Corp., a private trust.  He served as a Member of My Investments, LLC, a private entity.  He served as President of Saker Investments Inc., a private investment company.  He was President of Figland Development, a private real estate development company.  Mr. Saker has acted as a representative for U.S. companies seeking distribution, licensing, and franchising in the Middle East, Europe, and North Africa.  Mr. Saker was instrumental in developing successful partnerships in more than 15 countries.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Exchange Act requires our Directors, executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of our Common Stock and our other equity securities.  Officers, Directors, and greater than 10% shareholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the forms submitted to us during and with respect to its most recent fiscal year, all of our Directors, executive officers, and 10% shareholders filed all reports timely.

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

AUDIT COMMITTEE

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act consisting of Clarence Zierhut and Marco Laterza.  Marwan Saker served on the Audit Committee until his resignation on February 29, 2012.  Each of the members of the Audit Committee is independent as determined by the NYSE Amex rules.

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

Cash Bonuses

From time to time and when our cash reserves allow, we grant cash bonuses in order to reward significant efforts or the accomplishment of short term goals.  The Compensation and Benefits Committee granted such bonuses in 2010 to certain executive officers in recognition of the time and effort expended by such executive officers which led to the settlement agreement with Abbott and Hospira.  The preparation for the trial and ultimate settlement was an extraordinary time commitment for the executive officers to whom bonuses were granted and resulted in a total of approximately $14 million paid to us over time.  Thomas J. Shaw declined any bonus.

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

Beginning August 1, 2009, all employees above a certain salary level had their salaries reduced by 10%.  Although certain salary reductions remain in place, we granted payments to our employees to offset such salary reductions in the first and third quarters of 2010.  All Executive Officers’ and other employees’ salaries continue to be reduced by 10% from the levels prior to August 2009.  However, Mr. Shaw’s Employment Agreement provides salary is automatically increased by the percentage increase in the consumer price index (“CPI”) from the previous year.  The Compensation and Benefits Committee decided to increase Mr. Shaw’s salary (which has also been cut by 10%) by $13,904 over his 2011 salary for 2012.

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

Long-Term Incentive: Stock Options

We have issued stock options to our employees from time to time and may do so in the future.  We did not issue any stock options in 2011.  Options are generally granted to regular full-time employees and officers except for our CEO.

In 2009, the Compensation and Benefits Committee granted an option to Thomas J. Shaw, our CEO, which option grant was approved by the shareholders later that year.  The option was granted outside of any plan and was for the purchase of 3,000,000 shares of Common Stock.

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

The allocation may be further reviewed by each department’s management if they believed certain employees were not awarded an appropriate number of options. Management would consider any suggestions.

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

Shareholder Advisory Votes

As a smaller reporting company, we are not yet required to solicit shareholder advisory votes with respect to executive compensation.

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

2.                                       Short sales of our stock; and

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

The Role of Our Executives and Directors in Determining Compensation

Management establishes the initial recommendations regarding compensation for all employees, including themselves.  The Compensation and Benefits Committee reviews executive compensation changes and the process by which the employees are compensated.

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

The Employment Agreement provides for an annual salary of at least $416,399.88 with an annual salary increase equal to no less than the percentage increase in the CPI over the prior year.  The Employment Agreement requires that Mr. Shaw’s salary be reviewed by the Compensation and Benefits Committee annually, which shall make such increases as it considers appropriate.  Mr. Shaw took a 10% salary cut in August of 2009, along with all other executive officers and other employees earning over a certain salary.  In 2010, Mr. Shaw received $41,681.64 to offset his salary reductions through August 20, 2010.  In 2012, the Compensation and Benefits Committee increased his salary by $13,904 over his 2011 salary.

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

Compensation Committee Report

The Compensation and Benefits Committee has reviewed and discussed the COMPENSATION DISCUSSION AND ANALYSIS required by Item 402(b) of Regulation S-K with Management, and, based on the review and discussions referred to in paragraph (e)(5)(i)(A) of Item 407 of Regulation S-K, has recommended to the Board of Directors that the COMPENSATION DISCUSSION AND ANALYSIS be included in this report on Form 10-K.

CLARENCE ZIERHUT
MARCO LATERZA
AMY MACK

SUMMARY OF TOTAL COMPENSATION

The following Summary Compensation Table sets forth the total compensation paid or accrued by us over the past three fiscal years to or for the account of the principal executive officer, the principal financial officer, and the three highest paid additional executive officers:

SUMMARY COMPENSATION TABLE FOR 2009-2011

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Option Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Thomas J. Shaw	2009	399,887	—	1,762,500	4,808	2,167,195
President and CEO	2010	427,854	—	—	—	427,854
(principal executive officer)	2011	392,810	—	—	—	392,810

Michele M. Larios	2009	336,676	—	89,858	4,047	430,581
Vice President,	2010	350,051	200,000	—	—	550,051
General Counsel	2011	315,281	—	—	—	315,281

Douglas W. Cowan	2009	278,289	—	57,575	3,346	339,210
Vice President, CFO	2010	290,406	35,000	—	—	325,406
(principal financial officer, principal accounting officer)	2011	261,051	—	—	—	261,051

Steven R. Wisner	2009	278,289	—	13,806	3,123	295,218
Executive Vice President,	2010	290,000	15,000	—	—	305,000
Engineering and Production	2011	261,000	—	—	—	261,000

Russell B. Kuhlman	2009	133,769	—	14,688	1,606	150,063
Vice President, Sales	2010	139,992	5,000	—	—	144,992
	2011	125,377	—	—	—	125,377

(1)         The following amounts included in the Salary column for 2010 represent nonrecurring payments made to offset salary reductions: for Thomas J. Shaw, $41,682; for Douglas W. Cowan, $29,000; for Steven R. Wisner, $29,000; for Michele M. Larios, $35,000; and for Russell B. Kuhlman, $10,098.

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

No options were granted in 2010 or 2011.

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

For each Named Executive Officer, salary represents 100% of total compensation for 2011.  Participation in the 2011 Exchange Offer which was available on the same terms to all Preferred Shareholders does not constitute compensation.  The 2011 Exchange Offer was not a repricing or material modification of an equity-based award.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following Outstanding Equity Awards at Fiscal Year-End Table sets forth information regarding unexercised options held by the principal executive officer, the principal financial officer, and the three highest paid additional executive officers as of December 31, 2011.

Outstanding Equity Awards at 2011 Fiscal Year End
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

401(k) Plan

We implemented an employee savings and retirement plan (the “401(k) Plan”) in 2005 that is intended to be a tax-qualified plan covering substantially all employees.  Under the terms of the 401(k) Plan, employees may elect to contribute up to 88% of their compensation, or the statutory prescribed limit, if less.  We may, at our discretion, match employee contributions.  We made matching contributions of $76,643 in 2009.  Of these matching contributions, $16,930 was to executive officers.  We suspended matching contributions beginning August 1, 2009 until further notice.

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

ASSUMING OCCURRENCE AS OF DECEMBER 31, 2011(1)

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

(3)                                  This value does not include payments under our benefit plans for reasons set forth in footnote 2 above.  In addition, this value assumes that the triggering event occurred on December 31, 2011.  Authorized payments under the Employment Agreement are also capped to one dollar less than the amount that would cause Mr. Shaw to be the recipient of a parachute payment under Section 280G(b) of the Internal Revenue Code.

COMPENSATION OF DIRECTORS

The following table identifies the types and amounts of compensation earned by our current and former Directors (with the exception of those that are named Executive Officers as described in footnote 1 to the table) in the last Fiscal Year:

DIRECTOR COMPENSATION TABLE FOR 2011

Name(1)	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Marco Laterza	$3,000	$—	$3,000
Amy Mack	$2,500	$—	$2,500
Marwan Saker	$2,000	$—	$2,000
Clarence Zierhut	$3,000	$—	$3,000

(1)                                  Thomas J. Shaw, Douglas W. Cowan, and Steven Wisner are Named Executive Officers who are also Directors.  Their compensation is reflected in the Summary Compensation and other tables presented earlier.

Narrative Explanation of Director Compensation Table for 2011

In 2011 we paid each non-employee Director a fee of $500 per meeting and reimbursed travel expenses.  We have granted to each Director stock options for Common Stock.  We do not pay any additional amounts for committee participation or special assignment.

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

Compensation Committee Interlocks and Insider Participation

The Compensation and Benefits Committee is currently composed of Clarence Zierhut, Marco Laterza, and Amy Mack.  Each of these members of this committee is an independent Board member and none have ever been employees of the Company.

There are no interlocking Directors or executive officers between us and any other company.  Accordingly, none of our executive officers or Directors served as a Director or executive officer for another entity whose executive officers or Directors served on our Board of Directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information relating to our equity compensation plans as of December 31, 2011:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,511,091	$0.92	271,867

Equity compensation plans not approved by security holders*	225,000	$6.90	—

Total	5,736,091		271,867

*                                         We authorized the issuance of an individual option plan for the purchase of 200,000 shares of Common Stock to Jimmie Shiu, M.D., for his past services in introducing us to purchasers of various series of Preferred Stock as well as for introducing us to Mr. Jack Jackson, who controlled Katie Petroleum.  The option is exercisable at $6.90 per share and will terminate on September 30, 2012.

We authorized the issuance of an individual option plan for the purchase of 25,000 shares of Common Stock to Mr. Harry Watson for his past services in assisting us in protecting our intellectual property.  The option is exercisable at $6.90 per share and will terminate on September 30, 2012.

The Compensation and Benefits Committee authorized (and the shareholders approved) a grant of an option for the purchase of 3,000,000 shares of Common Stock to our CEO, Thomas J. Shaw.  The option is exercisable at a price of $0.81 per share, the market price on the date of grant.  The option will terminate in 2019.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of March 1, 2012, for each person known by us to own beneficially 5% or more of the voting capital stock.  Except pursuant to applicable community property laws, each shareholder identified in the table possesses sole voting and investment power with respect to his or her shares, except as noted below.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock
	Thomas J. Shaw(2) 511 Lobo Lane P.O. Box 9 Little Elm, TX 75068-0009	14,615,642	51.6%

	Suzanne M. August(3) 5793 Lois Lane Plano, TX 75024	3,800,000	15.0%

	Lillian E. Salerno(4) 432 Edwards Lewisville, TX 75067	1,831,000	7.3%

	Lloyd I. Miller, III(5) 4550 Gordon Drive Naples, FL 34102	1,513,138	6.0%

	Katie Petroleum, Inc.	1,402,980	5.5%

(1)                                  The Percent of Class is calculated for the Common Stock class by dividing each beneficial owner’s Amount of Beneficial Ownership, as shown in the table above, by the sum of the total outstanding Common Stock (25,318,700 shares) plus that beneficial owner’s stock equivalents (options), if any.

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

(4)                                  25,000 shares identified as Common Stock are shares which are obtainable by the exercise of a stock option.

(5)                                  The number of shares held by this person was obtained from a Schedule 13G/A filed on February 14, 2012.  Pursuant to the Schedule 13G/A, Lloyd I. Miller, III has sole voting and dispositive power for all reported shares.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of March 1, 2012, for each Named Executive Officer specified by Item 402 of Regulation S-K (i.e., our CEO, CFO, and three other highest paid officers) and each Director of the Company.  Except pursuant to applicable community property laws or as otherwise discussed below, each shareholder identified in the table possesses sole voting and investment power with respect to his or her shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common Stock
As a Group	Named Executive Officers and Directors	15,461,870	54.9%
As Individuals	Thomas J. Shaw(2)	14,615,642	51.6%
	Clarence Zierhut(3)	62,500	<1%
	Douglas W. Cowan(4)	200,000	<1%
	Steven R. Wisner(5)	129,450	<1%
	Russell B. Kuhlman(6)	89,450	<1%
	Michele M. Larios(7)	261,000	1.0%
	Marco Laterza(8)	60,000	<1%
	Amy Mack(9)	43,828	<1%

(1)                                  The Percent of Class is calculated for the individuals holding Common Stock by dividing each beneficial owner’s Amount of Beneficial Ownership, as shown in the table above, by the sum of the total outstanding Common Stock (25,318,700 shares) plus that beneficial owner’s stock equivalents (options), if any.  The Percent of Class is calculated for the “As a Group” row by totaling all of the Percent of Class percentages appearing in the chart.

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

(3)                                  These shares are acquirable by the exercise of stock options.

(4)                                  These shares are acquirable by the exercise of stock options.

(5)                                  124,200 of these shares are acquirable by the exercise of stock options.

(6)                                  88,450 of these shares identified as Common Stock are shares acquirable by the exercise of stock options.

(7)                                  250,000 of these shares identified as Common Stock are shares acquirable by the exercise of stock options.  1,000 of these shares are owned by Ms. Larios’ children.

(8)                                  50,000 of these shares identified as Common Stock are shares acquirable by the exercise of stock options.

(9)                                  These shares identified as Common Stock are shares acquirable by the exercise of stock options.

There are no arrangements, the operation of which would result in a change in control of the Company, other than:

1. Ms. August’s shares shall cease to be controlled by Mr. Shaw under their Voting Agreement upon their sale to a third party; and

2. Mr. Shaw was granted an option for the purchase of 3,000,000 shares of Common Stock.  Mr. Shaw is able to control 51.6% of the currently outstanding shares of the Common Stock and would control 45.4% of the Common Stock assuming the exercise of all outstanding options and conversion of all outstanding preferred shares and convertible loans.

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

In 1995, Thomas J. Shaw, President, Chief Executive Officer, and shareholder holding more than 5% of the outstanding Common Stock, was paid a licensing fee of $500,000 (amortized over 17 years) by us for the exclusive worldwide licensing rights to manufacture, market, sell, and distribute retractable medical safety products.  A royalty of 5% of gross sales of all licensed products sold to customers over the life of the Technology Licensing Agreement is paid.  Of this royalty, Ms. Suzanne August, the former spouse of Mr. Shaw, is entitled to $100,000 per quarter.  Mr. Shaw receives the remainder of this royalty.  A royalty of  $3,370,588  and $2,552,095 was paid to Thomas J. Shaw in 2011 and 2010, respectively.  Ms. August received $400,000 in 2011 and 2010.  Royalties of $100,000 were paid to Ms. August from January 1, 2012 through March 1, 2012.

Thomas J. Shaw exchanged his Preferred Stock shares for Common Stock and cash in the fourth quarter of 2011 pursuant to the 2011 Exchange Offer on the same terms as were offered to all Preferred Stockholders.  Mr. Shaw received 86,607 shares of Common Stock and $95,843 in exchange for 5,000 shares of Series IV Preferred Stock and 81,607 shares of Series V Preferred Stock, and he waived a total of $58,110  in unpaid dividends in arrears.  Our Common Stock had a closing stock price of $1.39 at November 4, 2011, the expiration date of the 2011 Exchange Offer.

Director Independence

The Board of Directors has the responsibility for establishing corporate policies and for our overall performance, although it is not involved in day-to-day operations.  Currently, half (three of six) of the Directors serving on our Board of Directors are independent Directors as defined in Section 121(A) of the listing standards of the NYSE Amex.  Our current independent Directors are Clarence Zierhut, Marco Laterza, and Amy Mack.  Each of our committees is constituted solely by independent Directors.

The Board of Directors, in reviewing the independence of its members, further considered the fact that we paid Ms. Mack’s company $20,350 in 2010 for conducting clinical trials.  The Board of Directors determined that her independence was not compromised by such transactions.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES

The aggregate fees billed by CF & Co., L.L.P. for professional services rendered for the audit of our annual financial statements for 2011 and 2010 and the reviews of the financial statements included in our Forms 10-Q or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $195,270 and $193,300, respectively.

AUDIT RELATED FEES

The aggregate fees billed by CF & Co., L.L.P. for professional services rendered for the audit of our 401(k) plan for 2011 and 2010 were $13,765 and $13,520, respectively.

TAX FEES

The aggregate fees billed by CF & Co., L.L.P. for preparation of federal and state income tax returns and tax consulting costs related to notices from taxing authorities for 2011 and 2010 were $65,065 and $65,438, respectively.

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

(2)

Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below. Schedule II-Schedule of Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010, and 2009:

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Provision for Inventories
Fiscal year ended 2009	$205,600	$—	$—	$205,600
Fiscal year ended 2010	$205,600	$—	$—	$205,600
Fiscal year ended 2011	$205,600	$52,835	$—	$258,435

Provision for Accounts Receivables

Fiscal year ended 2009	$499,966	$182,000	$—	$681,966
Fiscal year ended 2010	$681,966	$98,934	$—	$780,900
Fiscal year ended 2011	$780,900	$1,298,044	$—	$2,078,944

Deferred Tax Valuation
Fiscal year ended 2009	$6,033,386	$613,818	$—	$6,647,204
Fiscal year ended 2010	$6,647,204	$—	$1,204,522	$5,442,682
Fiscal year ended 2011	$5,442,682	$—	$559,266	$4,883,416

Provision for Rebates		(A)	(B)
Fiscal year ended 2009	$3,867,846	$16,554,163	$14,365,035	$6,056,974
Fiscal year ended 2010	$6,056,974	$16,862,736	$11,817,381	$11,102,329
Fiscal year ended 2011	$11,102,329	$19,229,308	$14,172,842	$16,158,795

(A)	Represents estimated rebates deducted from gross revenues

(B)	Represents rebates credited to the distributor

(3)        Exhibits:

The following exhibits are filed herewith or incorporated herein by reference to exhibits previously filed with the SEC.

(b)          Exhibits

Exhibit No.	Description of Document
3(i)	Restated Certificate of Formation with Certificates of Designation, Preferences, Rights and Limitations of Class B Preferred Stock (all Series) *

3(ii)	Fourth Amended and Restated Bylaws of RTI**

4	Restated Certificate of Formation with Certificates of Designation, Preferences, Rights and Limitations of Class B Preferred Stock (all Series) *

10.1	Sample United States Distribution Agreement***

10.2	Sample Foreign Distribution Agreement***

10.3	Employment Agreement between RTI and Thomas J. Shaw dated as of January 1, 2008 (This is a management compensation contract.) ****

10.4	Technology License Agreement between Thomas J. Shaw and RTI dated the 23rd day of June 1995***

10.5	First Amendment to Technology License Agreement between Thomas J. Shaw and RTI dated the 3rd day of July, 2008 †

10.6	Loan Agreement among RTI, Katie Petroleum and Thomas J. Shaw as of the 30th day of September, 2002 and Promissory Note††

10.7	RTI’s 1999 Stock Option Plan***

10.8	First Amendment to 1999 Stock Option Plan†††

10.9	Retractable Technologies, Inc. 2008 Stock Option Plan††††

10.10	Thomas J. Shaw Nonqualified Stock Option Agreement Issued Outside of Any Plan ◦

10.11	Voting Agreement Between Thomas J. Shaw and Suzanne August dated November 8, 2006 ◦◦

14	Retractable Technologies, Inc. Code of Business Conduct and Ethics ◦◦◦

23	Consent of Independent Registered Public Accounting Firm ◦◦◦◦

31.1	Certification of Principal Executive Officer ◦◦◦◦

31.2	Certification of Principal Financial Officer ◦◦◦◦

32	Section 1350 Certifications ◦◦◦◦

Exhibit No.	Description of Document
101

The following materials from this report, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2011 and 2010, (ii) the Statements of Operations for the years ended December 31, 2011, 2010, and 2009, (iii) the Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) the Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, and (v) Notes to Financial Statements. ◦◦◦◦

*	Incorporated herein by reference to RTI’s Form 10-Q filed on November 15, 2010

**	Incorporated herein by reference to RTI’s Form 8-K filed on May 13, 2010

***	Incorporated herein by reference to RTI’s Registration Statement on Form 10-SB filed on June 23, 2000

****	Incorporated herein by reference to RTI’s Form 10-Q filed on November 14, 2008

†	Incorporated herein by reference to RTI’s Form 10-K filed on March 31, 2009

††	Incorporated herein by reference to RTI’s Form 8-K filed on October 10, 2002

†††	Incorporated herein by reference to RTI’s Form 10-KSB filed on March 31, 2003

††††	Incorporated herein by reference to RTI’s definitive Schedule 14A filed on August 19, 2008

◦	Incorporated herein by reference to RTI’s Form 10-K filed on March 31, 2010

◦◦	Incorporated herein by reference to RTI’s Schedule TO filed on October 17, 2008

◦◦◦	Incorporated herein by reference to RTI’s Form 8-K filed on February 19, 2010

◦◦◦◦	Filed herewith

(c)	Excluded Financial Statement Schedules: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

By:	/s/ Thomas J. Shaw
THOMAS J. SHAW
CHAIRMAN, PRESIDENT, AND
CHIEF EXECUTIVE OFFICER

Date:	March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven R. Wisner
Steven R. Wisner
Executive Vice President, Engineering &
Production and Director

March 30, 2012

/s/ Douglas W. Cowan
Douglas W. Cowan
Vice President, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director

March 30, 2012

/s/ Clarence Zierhut
Clarence Zierhut
Director

March 30, 2012

/s/ Amy Mack
Amy Mack
Director

March 30, 2012

/s/ Marco Laterza
Marco Laterza
Director

March 30, 2012