Form 10-Q
period 2012-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2012-05-15
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 001-16465

Retractable Technologies, Inc.

(Exact name of registrant as specified in its charter)

Texas	75-2599762
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

511 Lobo Lane
Little Elm, Texas	75068-0009
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  25,318,700 shares of Common Stock, no par value, issued and outstanding on May 1, 2012.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2012
	(unaudited)	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$25,586,180	$25,673,263
Accounts receivable, net	3,842,382	3,576,411
Inventories, net	5,504,793	6,237,419
Income taxes receivable	73,690	39,485
Other current assets	278,656	218,529
Total current assets	35,285,701	35,745,107

Property, plant, and equipment, net	12,388,292	12,653,856
Intangible and other assets, net	352,020	362,976
Total assets	$48,026,013	$48,761,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,735,985	$3,500,301
Current portion of long-term debt	519,186	620,472
Accrued compensation	523,599	628,794
Accrued royalties to shareholders	558,690	122,239
Other accrued liabilities	1,670,406	1,065,943
Income taxes payable	14,766	29,471
Total current liabilities	6,022,632	5,967,220

Long-term debt, net of current maturities	4,066,358	4,143,267
Total liabilities	10,088,990	10,110,487

Commitments and contingencies — see Note 6

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	103,500	103,500
Series II, Class B	178,700	178,700
Series III, Class B	130,245	130,245
Series IV, Class B	542,500	542,500
Series V, Class B	46,607	46,607
Common stock, no par value	—	—
Additional paid-in capital	57,284,670	57,284,670
Retained deficit	(20,349,199)	(19,634,770)
Total stockholders’ equity	37,937,023	38,651,452
Total liabilities and stockholders’ equity	$48,026,013	$48,761,939

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Sales, net	$7,429,984	$9,747,632
Cost of sales
Cost of manufactured product	4,053,401	5,759,837
Royalty expense to shareholders	536,451	697,288
Total cost of sales	4,589,852	6,457,125
Gross profit	2,840,132	3,290,507

Operating expenses:
Sales and marketing	892,644	758,377
Research and development	191,512	190,280
General and administrative	2,401,351	2,441,755
Total operating expenses	3,485,507	3,390,412
Loss from operations	(645,375)	(99,905)

Interest and other income	11,530	15,977
Interest expense, net	(72,093)	(56,933)
Litigation settlements, net	—	1,900,000
Income (loss) before income taxes	(705,938)	1,759,139
Provision (benefit) for income taxes	8,491	35,182
Net income (loss)	(714,429)	1,723,957
Preferred stock dividend requirements	(229,527)	(342,217)
Earnings (loss) applicable to common shareholders	$(943,956)	$1,381,740

Basic earnings (loss) per share	$(0.04)	$0.06

Diluted earnings (loss) per share	$(0.04)	$0.05

Weighted average common shares outstanding:
Basic	25,318,700	23,986,114
Diluted	25,318,700	26,664,597

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cash flows from operating activities
Net income (loss)	$(714,429)	$1,723,957
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	329,419	327,577
Provisions for doubtful accounts	24,046	167,000
Provision for inventory valuation	30,000	52,835
Accreted interest	2,187	5,695
(Increase) decrease in assets:
Inventories	702,626	1,633,688
Accounts receivable	(290,017)	(195,980)
Income taxes receivable	(34,205)	—
Other current assets	(60,127)	431,637
Increase (decrease) in liabilities:
Accounts payable	(764,316)	(705,560)
Other accrued liabilities	935,719	(1,701,383)
Income taxes payable	(14,705)	(94,818)
Net cash provided by operating activities	146,198	1,644,648

Cash flows from investing activities
Purchase of property, plant, and equipment	(52,899)	(200,042)
Net cash used by investing activities	(52,899)	(200,042)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(180,382)	(132,548)
Proceeds from the exercise of stock options	—	21,708
Net cash used by financing activities	(180,382)	(110,840)

Net increase (decrease) in cash and cash equivalents	(87,083)	1,333,766

Cash and cash equivalents at:
Beginning of period	25,673,263	23,266,039
End of period	$25,586,180	$24,599,805

Supplemental disclosures of cash flow information:
Interest paid	$69,906	$69,229
Income taxes paid	$59,030	$130,000

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

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of Management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.  The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements incorporated into its Form 10-K filed on March 30, 2012 for the year ended December 31, 2011.

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

The Company requires certain distributors to make a prepayment prior to beginning production or shipment of their order.  Distributors may apply such prepayments to their outstanding invoices or pay the invoice and continue to carry forward the deposit for future orders.  Such amounts are included in Other accrued liabilities on the Condensed Balance Sheets and are shown in Note 5, Other Accrued Liabilities.

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

The Company’s property, plant, and equipment primarily consists of buildings, land, assembly equipment for syringes, molding machines, molds, office equipment, furniture, and fixtures.

Intangible assets

Intangible assets are stated at cost and consist primarily of patents, a license agreement granting exclusive rights to use patented technology, and trademarks which are amortized using the straight-line method over 17 years.

Financial instruments

The Company estimates the fair market value of financial instruments through the use of public market prices, quotes from financial institutions, and other available information.  Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that could be realized in a current market exchange.  Short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on Management’s estimates, approximates their recorded values.  In addition, the Company believes that the fair value of the long-term debt instruments approximates their recorded values.

Concentration risks

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  Cash balances, some of which exceed federally insured limits, are maintained in financial institutions; however, Management believes the institutions are of high credit quality.  The majority of accounts receivable are due from companies which are well-established entities.  As a consequence, Management considers any exposure from concentrations of credit risks to be limited.  The Company had a high concentration of sales with 3 significant customers accounting for approximately $3.2 million, or 42.7% of net sales in the first quarter of 2012.  In the first quarter of 2011, the Company had a high concentration of sales with 3 significant customers of $4.2 million and 43.1% of net sales.

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 64.3% and 64.0% of its finished products in the first three months of 2012 and 2011, respectively, from Double Dove, a Chinese manufacturer.  In the event that the Company becomes unable to purchase such product from Double Dove, the Company would need to find an alternate supplier for its 0.5mL insulin syringe, its 5mL and 10mL syringes, and its autodisable syringe and increase domestic production for 1mL and 3mL syringes to avoid a disruption in supply.

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

Certain distributors have taken rebates to which they are not entitled, such as utilizing a rebate for products not purchased directly from the Company.  The Company has been in discussions with the principal customers that claimed non-contractual rebates.  Major customers said they have ceased the practices resulting in claiming non-contractual rebates.  Rebates can only be claimed on purchases made directly from the Company. The Company has established a reserve for the collectability of these non-contractual rebate amounts.  The majority of expense for the reserve is recorded as a reduction of revenues and the remaining expense is recorded in Operating expense, General and administrative.  The reserve for such non-contractual deductions is a reduction of accounts receivable.

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

The Company provides for deferred income taxes through utilizing an asset and liability approach for financial accounting and reporting based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such differences reverse in future periods.  Deferred tax assets are periodically reviewed for realizability.  The Company utilized some of its net operating loss carry forwards in 2011 and paid Alternative Minimum Tax on its taxable income.  The Company has established a valuation allowance for its net deferred tax asset as future taxable income cannot be reasonably assured.  Penalties and interest on uncertain tax positions are classified as income taxes in the Condensed Statements of Operations.

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

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net income (loss)	$(714,429)	$1,723,957
Preferred dividend requirements	(229,527)	(342,217)
Earnings (loss) available to common shareholders after assumed conversions	$(943,956)	$1,381,740
Average common shares outstanding	25,318,700	23,986,114
Dilutive stock equivalents from stock options	—	2,678,483
Average common and common equivalent shares outstanding - assuming dilution	25,318,700	26,664,597

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Basic earnings (loss) per share	$(0.04)	$0.06
Diluted earnings (loss) per share	$(0.04)	$0.05

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

3.	INVENTORIES

Inventories consist of the following:

	March 31, 2012	December 31, 2011
Raw materials	$1,493,611	$1,282,357
Finished goods	4,160,935	5,213,497
	5,654,546	6,495,854
Inventory reserve	(149,753)	(258,435)
	$5,504,793	$6,237,419

4.	INCOME TAXES

The Company’s effective tax rate on the net income (loss) before income taxes was 1.2% and 2.0% for the three months ended March 31, 2012 and March 31, 2011, respectively.

5.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2012	December 31, 2011
Prepayments from customers	$1,330,727	$869,334
Accrued property taxes	130,805	—
Accrued professional fees	141,995	134,790
Other accrued expenses	66,879	61,819
	$1,670,406	$1,065,943

Prepayments from customers are attributable primarily to purchases by South American customers.

6.	COMMITMENTS AND CONTINGENCIES

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

7.	BUSINESS SEGMENTS

	March 31, 2012	March 31, 2011
U.S. sales	$5,987,324	$7,303,238
North and South America sales (excluding U.S.)	229,193	2,259,320
Other international sales	1,213,467	185,074
Total sales, net	$7,429,984	$9,747,632

	March 31, 2012	December 31, 2011

Long-lived assets
U.S.	$12,152,262	$12,412,502
International	$236,030	$241,354

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

None.

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

Overview

We have been manufacturing and marketing our products into the marketplace since 1997.  Safety syringes comprised 99.2% of our sales in the first three months of 2012. We also manufacture and market the blood collection tube holder and the IV safety catheter.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.

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

Product purchases from Double Dove, a Chinese manufacturer, have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the three months ended March 31, 2012, Double Dove manufactured approximately 64.3% of the units we produced.  We believe we could make up any long-term disruption in these purchases by utilizing more of the capacity at the Little Elm facility, except for the 0.5mL insulin syringe, the 5mL and 10mL syringes, and the autodisable syringe which altogether comprised about 14.2% of our revenues for the three months ended March 31, 2012.

With increased volumes, our manufacturing unit costs have generally tended to decline.  Factors that could affect our unit costs include increases in costs by third party manufacturers, changing production volumes, costs of petroleum products, and transportation costs.  Increases in such costs may not be recoverable through price increases of our products.

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Dollar amounts have been rounded for ease of reading.  All period references are to the periods ended March 31, 2012 or 2011.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2012 and March 31, 2011

Domestic sales accounted for 80.6% and 74.9% of the revenues for the three months ended March 31, 2012 and 2011, respectively.  Domestic revenues decreased 18.0% principally due to lower volumes mitigated by slightly higher prices.  Domestic unit sales decreased 24.2%.  Domestic unit sales were 68.1% of total unit sales for the three months ended March 31, 2012.  International unit sales and revenues decreased 35.2% and 41.0%, respectively due to lower sales in South America.  Overall unit sales decreased 28.1%.

Gross profit decreased 13.7% primarily due to lower sales volumes.  The average cost of manufactured product sold per unit decreased by 2.1%.  Gross profit as a percentage of net sales was 38.2% in 2012 compared to 33.8% in 2011 due to lower unit cost of manufacture.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense decreased 23.1% due to lower gross sales revenues.

Operating expenses increased 2.8% or $95 thousand.  The increase in Sales and marketing expense was the most significant.  The increase of $134 thousand in Sales and marketing expense was due mainly to hiring additional sales staff.  General and administrative expense decreased 1.7% due principally to lower accruals of bad debt expense mitigated by additional software support costs.  Research and development costs were flat.

Our operating loss was $645 thousand compared to an operating loss for the same period last year of $100 thousand due primarily to lower sales revenues.

In the three months ended March 31, 2011, Litigation settlements, net reflects cash proceeds of $2.0 million from Hospira less royalty expense of $100 thousand.

Our effective tax rate on the net income (loss) before income taxes was 1.2% and 2.0% for the three months ended March 31, 2012 and March 31, 2011, respectively.

Discussion of Balance Sheet and Statement of Cash Flow Items

Our balance sheet remains strong with cash making up 53.3% of total assets.  Working capital was $29.3 million at March 31, 2012, a decrease of $515 thousand from December 31, 2011.

Finished goods inventory decreased 20.2% since December 31, 2011.

Approximately $146 thousand in cash flow in the first quarter of 2012 was provided by operating activities.  Uses of cash were primarily for repayments of long-term debt and purchase of fixed assets.

LIQUIDITY

Historical Sources of Liquidity

We have historically funded operations primarily from the proceeds from revenues, private placements, loans, and litigation settlements.

Internal Sources of Liquidity

Margins and Market Access

To routinely achieve break even quarters consistently, we need minimal access to hospital markets which has been difficult to obtain due to the monopolistic marketplace which was the subject of our initial lawsuit and now also included in our second antitrust lawsuit against BD.  We will continue to attempt to gain access to the market through our sales efforts, innovative technology, the introduction of new products, and, when necessary, litigation.

We continue to focus on methods of upgrading our manufacturing capability and efficiency in order to reduce costs.

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable supplier arrangements and relationships could result in the need to manufacture all (as opposed to 33.7%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

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

Cash Requirements

Due to funds received from prior litigation settlements and operating at minimal cash usage, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing as the primary ongoing sources of cash.  In the event we continue to have only limited market access and cash generated from operations becomes insufficient to support operations, we would take additional cost cutting measures to reduce cash requirements.  Such measures could result in the reduction of units being produced, the reduction of workforce, the reduction of salaries of officers and other nonhourly employees, and the deferral of royalty payments.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.        Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the first quarter of 2012 or subsequent to March 31, 2012 in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.       Legal Proceedings.

Please refer to Note 6 to the financial statements for a complete description of all legal proceedings.

Item 1A.    Risk Factors.

There were no material changes in the Risk Factors applicable to the Company as set forth in our Form 10-K annual report for 2011 which was filed on March 30, 2012, and which is available on EDGAR.

The Patient Protection and Affordable Care Act (“Act”) was enacted in March 2010. The Act includes a provision that imposes a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States beginning in 2013. If our products are taxed under the Act, it could have a significant impact on our results of operations. If we are subject to the tax, the additional costs may not be recoverable through price increases.

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

Item 3.       Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

As of the three months ended March 31, 2012, the amount of dividends in arrears was $13,000 and the total arrearage was $26,000.

Series II Class B Convertible Preferred Stock

As of the three months ended March 31, 2012, the amount of dividends in arrears was $44,000 and the total arrearage was $89,000.

Series III Class B Convertible Preferred Stock

As of the three months ended March 31, 2012, the amount of dividends in arrears was $33,000 and the total arrearage was $3,399,000.

Series IV Class B Convertible Preferred Stock

As of the three months ended March 31, 2012, the amount of dividends in arrears was $136,000 and the total arrearage was $6,474,000.

Series V Class B Convertible Preferred Stock

As of the three months ended March 31, 2012, the amount of dividends in arrears was $4,000 and the total arrearage was $918,000.

Item 5.   Other Information.

The 2012 annual meeting shall be held on September 7, 2012, at 10:00 a.m. Central time at Little Elm Town Hall; 100 West Eldorado Parkway; Little Elm, Texas 75068.

Item 6.       Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Condensed Financial Statements**

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2012	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN
VICE PRESIDENT,
CHIEF FINANCIAL OFFICER, AND
CHIEF ACCOUNTING OFFICER