Form 10-Q
period 2012-06-30
RETRACTABLE TECHNOLOGIES INC
filed 2012-08-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,318,700 shares of Common Stock, no par value, issued and outstanding on August 1, 2012.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2012
	(unaudited)	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$22,903,735	$25,673,263
Accounts receivable, net	6,740,709	3,576,411
Inventories, net	5,016,383	6,237,419
Income taxes receivable	69,878	39,485
Other current assets	186,300	218,529
Total current assets	34,917,005	35,745,107

Property, plant, and equipment, net	12,166,738	12,653,856
Intangible and other assets, net	340,902	362,976
Total assets	$47,424,645	$48,761,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,833,883	$3,500,301
Current portion of long-term debt	415,889	620,472
Accrued compensation	660,281	628,794
Accrued royalties to shareholders	654,187	122,239
Other accrued liabilities	1,519,701	1,065,943
Income taxes payable	18,695	29,471
Total current liabilities	6,102,636	5,967,220

Long-term debt, net of current maturities	3,989,616	4,143,267
Total liabilities	10,092,252	10,110,487

Commitments and contingencies — see Note 6

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	103,500	103,500
Series II, Class B	178,700	178,700
Series III, Class B	130,245	130,245
Series IV, Class B	542,500	542,500
Series V, Class B	46,607	46,607
Common stock, no par value	—	—
Additional paid-in capital	57,284,670	57,284,670
Retained deficit	(20,953,829)	(19,634,770)
Total stockholders’ equity	37,332,393	38,651,452
Total liabilities and stockholders’ equity	$47,424,645	$48,761,939

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Sales, net	$8,727,905	$7,975,971	$16,157,889	$17,723,603
Cost of sales
Cost of manufactured product	4,743,204	4,207,000	8,796,605	9,966,837
Royalty expense to shareholders	654,187	633,348	1,190,638	1,330,636
Total cost of sales	5,397,391	4,840,348	9,987,243	11,297,473
Gross profit	3,330,514	3,135,623	6,170,646	6,426,130

Operating expenses:
Sales and marketing	1,012,079	790,891	1,904,723	1,549,268
Research and development	165,481	179,602	356,993	369,882
General and administrative	2,684,698	3,153,072	5,086,049	5,594,827
Total operating expenses	3,862,258	4,123,565	7,347,765	7,513,977
Loss from operations	(531,744)	(987,942)	(1,177,119)	(1,087,847)

Interest and other income	11,383	17,621	22,913	33,598
Interest expense, net	(70,257)	(65,523)	(142,350)	(122,456)
Litigation settlements, net	—	1,900,000	—	3,800,000
Income (loss) before income taxes	(590,618)	864,156	(1,296,556)	2,623,295
Provision for income taxes	14,012	17,284	22,503	52,466
Net income (loss)	(604,630)	846,872	(1,319,059)	2,570,829
Preferred stock dividend requirements	(229,527)	(342,217)	(459,054)	(684,434)
Earnings (loss) applicable to common shareholders	$(834,157)	$504,655	$(1,778,113)	$1,886,395

Basic earnings (loss) per share	$(0.03)	$0.02	$(0.07)	$0.08

Diluted earnings (loss) per share	$(0.03)	$0.02	$(0.07)	$0.07

Weighted average common shares outstanding:
Basic	25,318,700	24,004,118	25,318,700	23,995,116
Diluted	25,318,700	26,189,076	25,318,700	26,573,513

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Cash flows from operating activities
Net income (loss)	$(1,319,059)	$2,570,829
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	666,071	654,666
Provisions for doubtful accounts	29,211	854,959
Provision for inventory valuation	60,000	52,835
Accreted interest	3,449	10,540
(Increase) decrease in assets:
Inventories	1,161,036	545,101
Accounts receivable	(3,193,509)	2,438,644
Income taxes receivable	(30,393)	58
Other current assets	32,229	466,754
Increase (decrease) in liabilities:
Accounts payable	(666,418)	(546,369)
Other accrued liabilities	1,017,193	(2,735,373)
Income taxes payable	(10,776)	(77,534)
Net cash provided by (used by) operating activities	(2,250,966)	4,235,110

Cash flows from investing activities
Purchase of property, plant, and equipment	(156,879)	(464,689)
Net cash used by investing activities	(156,879)	(464,689)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(361,683)	(283,431)
Proceeds from the exercise of stock options	—	37,278
Net cash used by financing activities	(361,683)	(246,153)

Net increase (decrease) in cash and cash equivalents	(2,769,528)	3,524,268

Cash and cash equivalents at:
Beginning of period	25,673,263	23,266,039
End of period	$22,903,735	$26,790,307

Supplemental disclosures of cash flow information:
Interest paid	$138,901	$139,933
Income taxes paid	$69,399	$130,000

Supplemental schedule of noncash financing activities:
Preferred dividends declared	$—	$291,700
Debt assumed for the purchase of molding machines	$—	$327,725

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.              BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

Business of the Company

Retractable Technologies, Inc. (the “Company”) was incorporated in Texas on May 9, 1994, and designs, develops, manufactures, and markets safety syringes and other safety medical products for the healthcare profession.  The Company began to develop its manufacturing operations in 1995.  The Company’s manufacturing and administrative facilities are located in Little Elm, Texas.  The Company’s primary products with Notice of Substantial Equivalence to the FDA are the VanishPoint® 0.5mL insulin syringe; 1mL tuberculin, insulin, and allergy antigen syringes; the 0.5mL, 2mL, 3mL, 5mL, and 10mL syringes; the small diameter tube adapter; the blood collection tube holder; the allergy tray; the IV safety catheter; the Patient Safe® syringe; the Patient Safe® Luer Cap; and the VanishPoint® Blood Collection Set.

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

The following table reflects our significant customers in 2012 and 2011:

	Six Months ended June 30, 2012	Six Months ended June 30, 2011	Three Months ended June 30, 2012	Three Months ended June 30, 2011
Number of significant customers	2	3	3	4
Aggregate dollar amount of net sales to significant customers	$4.9 million	$7.3 million	$3.9 million	$4.8 million
Percentage of net sales to significant customers	30.0%	41.2%	45.2%	59.7%

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 67.6% and 71.9% of its finished products in the first six months of 2012 and 2011, respectively, from Double Dove, a Chinese manufacturer.  Purchases from Double Dove aggregated 69.6% and 75.4% of finished products in the three month periods ended June 30, 2012 and 2011, respectively.  In the event that the Company becomes unable to purchase such product from Double Dove, the Company would need to find an alternate supplier for its 0.5mL insulin syringe, its 5mL and 10mL syringes and its autodisable syringe and increase domestic production for 1mL and 3mL syringes to avoid a disruption in supply.

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

Litigation settlements

Proceeds from litigation settlements are recognized when realizable.  Generally, realization is not reasonably assured and expected until proceeds are collected.  In 2010 and 2011, the Company received quarterly option payments, totaling $8 million, from Hospira, Inc. (“Hospira”) for a one-year option to negotiate a licensing agreement for certain uses of the Patient Safe® syringe.  This option expired unexercised in July 2011.  The Company recognizes proceeds from litigation settlements net of any associated royalty expense.

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

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock and convertible debt.  The potential dilution, if any, is shown on the following schedule:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net income (loss)	$(604,630)	$846,872	$(1,319,059)	$2,570,829
Preferred dividend requirements	(229,527)	(342,217)	(459,054)	(684,434)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Effect of dilutive securities: Convertible debt interest and loan fees	—	—	—	(613)
Earnings (loss) available to common shareholders after assumed conversions	$(834,157)	$504,655	$(1,778,113)	$1,885,782
Average common shares outstanding	25,318,700	24,004,118	25,318,700	23,995,116
Dilutive stock equivalents from stock options	—	2,184,958	—	2,443,619
Shares issuable upon conversion of convertible debt	—	—	—	134,778
Average common and common equivalent shares outstanding - assuming dilution	25,318,700	26,189,076	25,318,700	26,573,513
Basic earnings (loss) per share	$(0.03)	$0.02	$(0.07)	$0.08
Diluted earnings (loss) per share	$(0.03)	$0.02	$(0.07)	$0.07

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

3.              INVENTORIES

Inventories consist of the following:

	June 30, 2012	December 31, 2011
Raw materials	$1,453,545	$1,282,357
Finished goods	3,742,590	5,213,497
	5,196,135	6,495,854
Inventory reserve	(179,752)	(258,435)
	$5,016,383	$6,237,419

4.              INCOME TAXES

The Company’s effective tax rate on the net income (loss) before income taxes was (1.7)% and 2.0% for the six months ended June 30, 2012 and June 30, 2011, respectively.  For the three months ended June 30, 2012 and June 30, 2011, the Company’s effective tax rate on the net income (loss) before income taxes was (2.4)% and 2.0%, respectively.

5.              OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2012	December 31, 2011
Prepayments from customers	$1,108,353	$869,334
Accrued property taxes	261,610	—
Accrued professional fees	93,378	134,790
Other accrued expenses	56,360	61,819
	$1,519,701	$1,065,943

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

7.              BUSINESS SEGMENTS

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
U.S. sales	$6,798,877	$5,861,260	$12,786,202	$13,164,498
North and South America sales (excluding U.S.)	190,779	1,943,768	419,972	4,203,088
Other international sales	1,738,249	170,943	2,951,715	356,017
Total sales, net	$8,727,905	$7,975,971	$16,157,889	$17,723,603

	June 30, 2012	December 31, 2011
Long-lived assets
U.S.	$11,936,033	$12,412,502
International	$230,705	$241,354

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

8.              SUBSEQUENT EVENTS

On July 10, 2012, the Company authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  Under the plan, open market purchases could have commenced August 1, 2012 and may continue until August 1, 2014 at the latest, subject to Rule 10b-18 limitations as well as certain price and market value constraints specified in the plan.  Rule 10b-18 timing and price limitations prevented purchases from commencing on August 1, 2012.  Notwithstanding the terms of the plan, the exact number of shares which may be purchased pursuant to the plan is difficult to predict given the current market in the Company’s Common Stock.

On July 10, 2012, the chief executive officer of the Company exercised a portion of his stock option.  The Company issued 2,000,000 shares of Common Stock to him at an exercise price of $0.81 (aggregate consideration of $1,620,000).

On July 10, 2012, the Company declared dividends to holders of its Series I Class B and Series II Class B Convertible Preferred Stock in the amounts of $38,813 and $134,025, respectively. The dividend amount is $0.375 per share for Series I Class B shareholders and $0.75 per share for Series II Class B shareholders. Dividends have accrued at 10% per annum and cover amounts in arrears from September 30, 2011 through date of conversion or June 30, 2012, whichever is applicable. The dividends were paid on July 31, 2012 to shareholders of record as of the close of business on July 21, 2012.

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products into the marketplace since 1997.  Safety syringes comprised 99.2% of our sales in the first six months of 2012. We also manufacture and market the blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.

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

In the event we continue to have only limited market access and the cash provided by the litigation settlements and generated from operations becomes insufficient, we would take additional cost cutting measures to reduce cash requirements.  Such measures could result in the reduction of units being produced, the reduction of workforce, the reduction of salaries of officers and other nonhourly employees, and the deferral of royalty payments.  We took such actions at the end of the second quarter of 2009.  Salary reductions put in place in the second quarter of 2009 remain in place for executive officers, but all other employees affected by the salary reduction had their salaries increased by the amount of the reduction, effective August 6, 2012.

We have brought additional molding operations to Little Elm as a cost saving measure.  The addition of four molding machines in 2011 was part of that endeavor.  We continue to focus on methods of upgrading our manufacturing capability and efficiency in order to reduce costs.

In 2010 and 2011, the Company received quarterly option payments, totaling $8 million, from Hospira, Inc. (“Hospira”) for a one-year option to negotiate a licensing agreement for certain uses of the Patient Safe® syringe.  This option expired unexercised in July 2011.

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

On July 10, 2012, we authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  Under the plan, open market purchases could have commenced August 1, 2012 and may continue until August 1, 2014 at the latest, subject to Rule 10b-18 limitations as well as certain price and market value constraints specified in the plan.  Rule 10b-18 timing and price limitations prevented purchases from commencing on August 1, 2012.  Notwithstanding the terms of the plan, the exact number of shares which may be purchased pursuant to the plan is difficult to predict given the current market in our Common Stock.

On July 10, 2012, we declared dividends to holders of our Series I Class B and Series II Class B Convertible Preferred Stock in the amounts of $38,813 and $134,025, respectively. The dividend amount is $0.375 per share for Series I Class B shareholders and $0.75 per share for Series II Class B shareholders. Dividends have accrued at 10% per annum and cover amounts in arrears from September 30, 2011 through date of conversion or June 30, 2012, whichever is applicable. The dividends were paid on July 31, 2012 to shareholders of record as of the close of business on July 21, 2012.

Product purchases from Double Dove, a Chinese manufacturer, have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the six months ended June 30, 2012, Double Dove manufactured approximately 67.6% of the units we produced.  We believe we could make up any long-term disruption in these purchases by utilizing more of the capacity at the Little Elm facility, except for the 0.5mL insulin syringe, the 5mL and 10mL syringes, and the autodisable syringe which altogether comprised about 9.6% of our revenues for the six months ended June 30, 2012.

With increased volumes, our manufacturing unit costs have generally tended to decline.  Factors that could affect our unit costs include increases in costs by third party manufacturers, changing production volumes, costs of petroleum products, and transportation costs.  Increases in such costs may not be recoverable through price increases of our products.

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Dollar amounts have been rounded for ease of reading.  All period references are to the periods ended June 30, 2012 or 2011.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2012 and June 30, 2011

Domestic sales accounted for 77.9% and 73.5% of the revenues for the three months ended June 30, 2012 and 2011, respectively.  Domestic revenues increased 16.0% principally due to higher average sales prices and increased sales volumes.  Domestic unit sales increased 6.3%.  Domestic unit sales were 64.1% of total unit sales for the three months ended June 30, 2012.  International revenues and unit sales decreased 8.8% and 14.1%, respectively due to lower sales volumes in South America.  Overall unit sales decreased 2.1%.

Gross profit increased 6.2% primarily due to increased revenues.  The cost of manufactured product increased by 12.7% due to higher unit cost because of lower volumes produced in 2012 versus 2011, as well as a write-off of expired product.  Gross profit as a percentage of net sales was 38.2% in the three months ended June 30, 2012 as compared to 39.3% in 2011 due to higher unit cost of manufacture.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 3.3% due to higher gross sales revenues.

Operating expenses decreased 6.3% or $261 thousand.  The decrease in General and administrative expense was the most significant decrease.  The decrease in General and administrative expense was due primarily to a lower accrual for bad debt.  We also donated product for humanitarian use.  The increase of $221 thousand in Sales and marketing expense was due to hiring additional Sales and marketing personnel and a related increase in travel and entertainment expense.  Research and development costs decreased $14,000 or 7.9%.

Our operating loss was $532 thousand compared to an operating loss for the same period last year of $988 thousand due primarily to higher gross profit and lower operating expenses.

In the three months ended June 30, 2011, Litigation settlements, net reflects cash proceeds of $2.0 million from Hospira less royalty expense of $100 thousand.

Our effective tax rate on the net income (loss) before income taxes was (2.4)% and 2.0% for the three months ended June 30, 2012 and June 30, 2011, respectively.

Comparison of Six Months Ended June 30, 2012 and June 30, 2011

Domestic sales accounted for 79.1% and 74.3% of the revenues for the six months ended June 30, 2012 and 2011, respectively.  Domestic revenues decreased 2.9% principally due to lower unit sales mitigated by higher average sales prices.  Domestic unit sales decreased 10.0%.  Domestic unit sales were 65.8% of total unit sales for the six months ended June 30, 2012.  International revenues and unit sales decreased 26.0% and 24.1%, respectively due to lower sales in South America.  Overall unit sales decreased 15.4%.

Gross profit decreased 4.0% primarily due to lower volumes and higher unit costs of manufacture.  The average cost of manufactured product sold per unit increased by 4.3%.  Gross profit as a percentage of net sales was 38.2% in the six months ended June 30, 2012 as compared to 36.3% in 2011 due to higher average sales prices.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense decreased 10.5% due to lower gross sales revenues.

Operating expenses decreased 2.2% or $166 thousand.  General and administrative expense decreased $509 thousand due principally to lower accruals for bad debt and lower franchise tax expense.  This decrease was offset by donation expense, higher compensation costs, and increased consulting fees. The increase of $355 thousand in Sales and marketing expense was due to hiring additional Sales and marketing personnel and a related increase in travel and entertainment expense. There was also an increase in marketing and advertising expense. Research and development costs decreased 3.5%.

Our operating loss was $1.2 million compared to an operating loss for the same period last year of $1.1 million due primarily to lower sales volumes and higher unit costs.

For the six months ended June 30, 2011, Litigation settlements, net reflects cash proceeds of $4.0 million from Hospira less royalty expense of $200,000.

Our effective tax rate on the net income (loss) before income taxes was (1.7)% and 2.0% for the six months ended June 30, 2012 and June 30, 2011, respectively.

Discussion of Balance Sheet and Statement of Cash Flow Items

Our balance sheet remains strong with cash making up 48.3% of total assets.  Working capital was $28.8 million at June 30, 2012, a decrease of $964 thousand from December 31, 2011.

Finished goods inventory decreased 28.2% since December 31, 2011 because of sales of product that had been produced for the flu season.

Approximately $2.3 million in cash flow in the six months ended June 30, 2012 was used by operating activities.  Our cash balance decreased primarily due to our $1.3 million Net loss and the increase in Accounts receivable.

Our preferred stock dividend requirements were reduced $225 thousand and $113 thousand for the six months and three months ended June 30, 2012, respectively, as a result of the 2011 Exchange Offer in the fourth quarter of 2011.

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

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable supplier arrangements and relationships could result in the need to manufacture all (as opposed to 31.5%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

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

Licensing Agreement

In 2010 and 2011, the Company received quarterly option payments, totaling $8 million, from Hospira, Inc. (“Hospira”) for a one-year option to negotiate a licensing agreement for certain uses of the Patient Safe® syringe.  This option expired unexercised in July 2011.

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

In 2010 and 2011, the Company received quarterly option payments, totaling $8 million, from Hospira, Inc. (“Hospira”) for a one-year option to negotiate a licensing agreement for certain uses of the Patient Safe® syringe.  This option expired unexercised in July 2011.

On July 10, 2012, Thomas J. Shaw, our chief executive officer, exercised a portion of his stock option.  The Company issued 2,000,000 shares of Common Stock to him at an exercise price of $0.81 (aggregate consideration of $1,620,000).

CAPITAL RESOURCES

Repurchase of Preferred Shares

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

Repurchase of Common Stock

On July 10, 2012, we authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  Under the plan, open market purchases could have commenced August 1, 2012 and may continue until August 1, 2014 at the latest, subject to Rule 10b-18 limitations as well as certain price and market value constraints specified in the plan.  Rule 10b-18 timing and price limitations prevented purchases from commencing on August 1, 2012.  Notwithstanding the terms of the plan, the exact number of shares which may be purchased pursuant to the plan is difficult to predict given the current market in our Common Stock.

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

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.                     Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the second quarter of 2012 or subsequent to June 30, 2012 in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

There were no other material changes in the Risk Factors applicable to the Company as set forth in our Form 10-K annual report for 2011 which was filed on March 30, 2012, and which is available on EDGAR.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 23, 2012	50,000(1)	$1.27	0	N/A

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

Item 3.                     Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

As of the six months ended June 30, 2012, the amount of dividends in arrears was $26,000 and the total arrearage was $39,000.

Series II Class B Convertible Preferred Stock

As of the six months ended June 30, 2012, the amount of dividends in arrears was $89,000 and the total arrearage was $134,000.

Series III Class B Convertible Preferred Stock

As of the six months ended June 30, 2012, the amount of dividends in arrears was $65,000 and the total arrearage was $3,431,000.

Series IV Class B Convertible Preferred Stock

As of the six months ended June 30, 2012, the amount of dividends in arrears was $271,000 and the total arrearage was $6,610,000.

Series V Class B Convertible Preferred Stock

As of the six months ended June 30, 2012, the amount of dividends in arrears was $8,000 and the total arrearage was $922,000.

Item 5.                     Other Information.

Our annual meeting of shareholders will be held on September 7, 2012 at 10:00 a.m. Central time and we are soliciting the vote of shareholders of Common Stock with regard to the election of Class 2 Directors.  The Proxy Statement has been delivered via the notice and access method, meaning most Common Stockholders will only receive a one page notice notifying them of where they can download copies of the proxy materials.  Shareholders desiring paper copies of the proxy materials may request them.

Item 6.       Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer *

31.2	Certification of Principal Financial Officer *

32	Certification Pursuant to 18 U.S.C. Section 1350 *

Exhibit No.	Description of Document

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Statements of Operations for the six months and three months ended June 30, 2012 and 2011, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Financial Statements**

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	August 14, 2012	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

		BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER