Form 10-Q
period 2012-09-30
RETRACTABLE TECHNOLOGIES INC
filed 2012-11-14
CIK 946563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,273,164 shares of Common Stock, no par value, outstanding on November 5, 2012.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2012

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2012
	(unaudited)	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$25,008,688	$25,673,263
Accounts receivable, net	5,220,775	3,576,411
Inventories, net	4,946,034	6,237,419
Income taxes receivable	79,334	39,485
Other current assets	672,941	218,529
Total current assets	35,927,772	35,745,107

Property, plant, and equipment, net	11,980,357	12,653,856
Intangible and other assets, net	332,275	362,976
Total assets	$48,240,404	$48,761,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,738,389	$3,500,301
Current portion of long-term debt	310,556	620,472
Accrued compensation	589,220	628,794
Dividends payable	57,613	—
Accrued royalties to shareholders	772,142	122,239
Other accrued liabilities	1,465,334	1,065,943
Income taxes payable	28,297	29,471
Total current liabilities	5,961,551	5,967,220

Long-term debt, net of current maturities	3,913,663	4,143,267
Total liabilities	9,875,214	10,110,487

Commitments and contingencies — see Note 6

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	103,500	103,500
Series II, Class B	178,700	178,700
Series III, Class B	130,245	130,245
Series IV, Class B	542,500	542,500
Series V, Class B	46,607	46,607
Common stock, no par value	—	—
Additional paid-in capital	58,674,220	57,284,670
Retained deficit	(21,226,790)	(19,634,770)
Common Shares in treasury - at cost	(83,792)	—
Total stockholders’ equity	38,365,190	38,651,452
Total liabilities and stockholders’ equity	$48,240,404	$48,761,939

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Sales, net	$9,444,157	$8,270,608	$25,602,046	$25,994,211
Cost of sales
Cost of manufactured product	5,318,351	4,208,993	14,114,956	14,175,830
Royalty expense to shareholders	772,142	672,084	1,962,780	2,002,720
Total cost of sales	6,090,493	4,881,077	16,077,736	16,178,550
Gross profit	3,353,664	3,389,531	9,524,310	9,815,661

Operating expenses:
Sales and marketing	1,034,419	937,868	2,939,142	2,487,136
Research and development	244,015	169,279	601,008	539,161
General and administrative	2,286,614	2,308,759	7,372,663	7,903,586
Total operating expenses	3,565,048	3,415,906	10,912,813	10,929,883
Loss from operations	(211,384)	(26,375)	(1,388,503)	(1,114,222)

Interest and other income	11,286	15,322	34,199	48,920
Interest expense, net	(68,994)	(62,455)	(211,344)	(184,911)
Litigation settlements, net	—	1,900,000	—	5,700,000
Income (loss) before income taxes	(269,092)	1,826,492	(1,565,648)	4,449,787
Provision (benefit) for income taxes	3,869	(1,952)	26,372	50,514
Net income (loss)	(272,961)	1,828,444	(1,592,020)	4,399,273
Preferred stock dividend requirements	(229,527)	(342,217)	(688,581)	(1,026,651)
Earnings (loss) applicable to common shareholders	$(502,488)	$1,486,227	$(2,280,601)	$3,372,622

Basic earnings (loss) per share	$(0.02)	$0.06	$(0.09)	$0.14

Diluted earnings (loss) per share	$(0.02)	$0.06	$(0.09)	$0.13

Weighted average common shares outstanding:
Basic	26,972,818	24,027,053	25,870,073	24,005,761
Diluted	26,972,818	25,950,804	25,870,073	26,364,753

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Cash flows from operating activities
Net income (loss)	$(1,592,020)	$4,399,273
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	986,761	987,161
Provision for doubtful accounts	30,854	429,815
Provision for inventory valuation	90,000	52,835
Reserve for non-contractual deductions	—	471,072
Accreted interest	3,773	14,518
(Increase) decrease in assets:
Inventories	1,201,385	981,766
Accounts receivable	(1,675,218)	868,033
Income taxes receivable	(39,849)	(4,431)
Other current assets	(454,412)	560,141
Increase (decrease) in liabilities:
Accounts payable	(761,912)	(918,429)
Accrued liabilities, other	1,009,720	(2,740,123)
Income taxes payable	(1,174)	(106,254)
Net cash provided by (used by) operating activities	(1,202,092)	4,995,377

Cash flows from investing activities
Purchase of property, plant, and equipment	(282,560)	(653,873)
Net cash used by investing activities	(282,560)	(653,873)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(543,293)	(444,552)
Proceeds from the exercise of stock options	1,620,000	44,001
Repurchase of Common Stock	(83,792)	—
Payment of Preferred Stock dividends	(172,838)	(291,700)
Net cash used by financing activities	820,077	(692,251)

Net increase (decrease) in cash and cash equivalents	(664,575)	3,649,253

Cash and cash equivalents at:
Beginning of period	25,673,263	23,266,039
End of period	$25,008,688	$26,915,292

Supplemental disclosures of cash flow information:
Interest paid	$207,571	$210,307
Income taxes paid	$71,328	$134,057

Supplemental disclosure of noncash investing and financing activities:
Preferred dividends declared	$57,613	$72,925
Debt assumed for the purchase of molding machines	$—	$327,725

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

The following table reflects our significant customers in 2012 and 2011:

	Nine Months ended September 30, 2012	Nine Months ended September 30, 2011	Three Months ended September 30, 2012	Three Months ended September 30, 2011
Number of significant customers	3	4	2	3
Aggregate dollar amount of net sales to significant customers	$10.6 million	$13.0 million	$3.4 million	$4.1 million
Percentage of net sales to significant customers	41.3%	50.1%	35.6%	49.6%

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 69.6% and 68.6% of its finished products in the first nine months of 2012 and 2011, respectively, from Double Dove, a Chinese manufacturer.  Purchases from Double Dove aggregated 71.9% and 62.8% of finished products in the three month periods ended September 30, 2012 and 2011, respectively.  In the event that the Company becomes unable to purchase such product from Double Dove, the Company would need to find an alternate supplier for its 0.5mL insulin syringe, its 2mL, 5mL, and 10mL syringes and its autodisable syringe and increase domestic production for 1mL and 3mL syringes to avoid a disruption in supply.

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

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net income (loss)	$(272,961)	$1,828,444	$(1,592,020)	$4,399,273
Preferred dividend requirements	(229,527)	(342,217)	(688,581)	(1,026,651)
Effect of dilutive securities:
Convertible debt interest and loan fees	—	2,259	—	(6,955)
Earnings (loss) available to common shareholders	$(502,488)	$1,488,486	$(2,280,601)	$3,365,667
Average common shares outstanding	26,972,818	24,027,053	25,870,073	24,005,761
Dilutive stock equivalents from stock options	—	1,815,360	—	2,250,601
Shares issuable upon conversion of convertible debt	—	108,391	—	108,391
Average common and common equivalent shares outstanding - assuming dilution	26,972,818	25,950,804	25,870,073	26,364,753
Basic earnings (loss) per share	$(0.02)	$0.06	$(0.09)	$0.14
Diluted earnings (loss) per share	$(0.02)	$0.06	$(0.09)	$0.13

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

3.                 INVENTORIES

Inventories consist of the following:

	September 30, 2012	December 31, 2011
Raw materials	$1,441,584	$1,282,357
Finished goods	3,714,203	5,213,497
	5,155,787	6,495,854
Inventory reserve	(209,753)	(258,435)
	$4,946,034	$6,237,419

4.                 INCOME TAXES

The Company’s effective tax rate on the net income (loss) before income taxes was (1.7)% and 1.1% for the nine months ended September 30, 2012 and September 30, 2011, respectively.  For the three months ended September 30, 2012 and September 30, 2011, the Company’s effective tax rate on the net income (loss) before income taxes was (1.4)% and (0.1)%, respectively.

5.                 OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2012	December 31, 2011
Prepayments from customers	$917,039	$869,334
Accrued property taxes	349,787	—
Accrued professional fees	120,339	134,790
Other accrued expenses	78,169	61,819
	$1,465,334	$1,065,943

Prepayments from customers are attributable primarily to purchases by South American customers.

6.                 COMMITMENTS AND CONTINGENCIES

In June 2010, Becton, Dickinson and Company (“BD”) filed an appeal in the U.S. Court of Appeals (the “Court”) for the Federal Circuit appealing a final judgment entered on May 19, 2010 for the Company and against BD’s counterclaims in patent litigation.  Such final judgment ordered that the Company recover $5,000,000 plus prejudgment interest, and ordered a permanent injunction for BD’s 1mL and 3mL Integra syringes until the expiration of certain patents.  The permanent injunction was stayed for the longer of the exhaustion of the appeal of the district court’s case or twelve months from May 19, 2010.  In July 2011, a three-judge panel of the Court reversed the district court’s judgment that BD’s 3mL Integra infringed the Company’s ‘224 patent and ‘077 patent.  The Court affirmed the district court’s judgment that the 1mL Integra infringes the Company’s ‘244 and ‘733 patents.  The Court also affirmed the district court’s judgment that the ‘077 patent is not invalid for anticipation or obviousness.  Out of eight principal issues that were contested in the appeal, the Company and an officer prevailed on six and BD prevailed on two.  The Company had petitioned for a rehearing by all the judges of the Federal Circuit as to whether the three-judge panel properly construed the Company’s patent claim language in finding that the 3mL Integra did not infringe.  The Company’s petition for rehearing by all of the judges of the Federal Circuit was denied with two dissents being issued. The Company filed a petition for certiorari asking the Supreme Court to review the matter.  That petition should be accepted or rejected by December 2012.

In May 2010, the Company and an officer’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The Company and an officer filed a Second Amended Complaint on July 23, 2010 setting forth additional detail regarding the allegations of BD’s illegal conduct.  BD filed a motion to dismiss and the Court denied that motion in part and granted it in part, granting the Company the right to re-plead certain allegations by May 13, 2011.  The Company and an officer filed a Third Amended Complaint in May 2011, setting forth additional detail regarding the alleged illegal conduct by BD.  Trial was initially set for February 2012.  However, in January 2012 the parties agreed to a continuance to allow the petition for certiorari to be considered.  As a result of retirement, a new judge will be assigned.  It is currently believed that trial will proceed in the spring of 2013.

In September 2007, BD and MDC Investment Holdings, Inc. (“MDC”) sued the Company in the United States District Court for the Eastern District of Texas, Texarkana Division, initially alleging that the Company is infringing two U.S. patents of MDC (6,179,812 and 7,090,656) that are licensed to BD. BD and MDC seek injunctive relief and unspecified damages.  The Company counterclaimed for declarations of non-infringement, invalidity, and unenforceability of the asserted patents.  The plaintiffs subsequently dropped allegations with regard to patent no. 7,090,656 and the Company subsequently dropped its counterclaims for unenforceability of the asserted patents.  The Court conducted a claims construction hearing on September 25, 2008 and issued its claims construction order on November 14, 2008.  The case has been stayed pending resolution of the Company’s first filed case against BD described above.

7.                 BUSINESS SEGMENTS

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
U.S. sales	$7,157,486	$7,956,439	$19,943,687	$21,120,938
North and South America sales (excluding U.S.)	124,988	218,969	544,960	4,422,056
Other international sales	2,161,683	95,200	5,113,399	451,217
Total sales	$9,444,157	$8,270,608	$25,602,046	$25,994,211

	September 30, 2012	December 31, 2011
Long-lived assets
U.S.	$11,754,977	$12,412,502
International	$225,380	$241,354

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

8.                 STOCK REPURCHASE PROGRAM

On July 10, 2012, the Company authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  Under the plan, the Company purchased 38,315 shares in the three months ended September 30, 2012.  Notwithstanding the terms of the plan, the exact number of shares which may be purchased in the future pursuant to the plan is difficult to predict given the current market in the Company’s Common Stock.  The plan will expire on August 1, 2014 at the latest.

Pursuant to the Certificates of Designation, Preferences, Rights And Limitations of the Series I Class B and Series II Class B Convertible Preferred Stock, the Company would be prohibited from purchasing its Common Stock while dividends are in arrears.  Therefore, in order to continue the Common Stock repurchase plan, the Company plans to continue to pay dividends on the Series I Class B and Series II Class B Preferred Stock if such payments can be made in accordance with state law and other contractual obligations.  The Company paid such dividends on July 31, 2012 to the Series I Class B and Series II Class B Convertible Preferred Stockholders in the amounts of $38,813 and $134,025, respectively.  On September 28, 2012, the Company declared dividends to holders of the Series I Class B and Series II Class B Convertible Preferred Stock in the amounts of $12,938 and $44,675, respectively.  The dividends were paid on October 22, 2012 to shareholders of record as of the close of business on October 10, 2012.

9.                 STOCK OPTION EXERCISE

On July 10, 2012, the chief executive officer of the Company exercised a portion of his stock option.  The Company issued 2,000,000 shares of Common Stock to him at an exercise price of $0.81 (aggregate consideration of $1,620,000).

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, our ability to maintain liquidity, our maintenance of patent protection, the impact of current litigation, our ability to maintain favorable supplier arrangements and relationships, our ability to quickly increase capacity in response to an increase in demand, our ability to access the market, our ability to maintain or lower production costs, our ability to continue to finance research and development as well as operations and expansion of production, the increased interest of larger market players, specifically Becton Dickinson and Company (“BD”), in providing devices to the safety market, the applicability of a new medical device excise tax to our products, and other factors referenced in Item 1A. Risk Factors in Part II.  Given these uncertainties, undue reliance should not be placed on forward-looking statements.

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products into the marketplace since 1997.  Safety syringes comprised 99.1% of our sales in the first nine months of 2012. We also manufacture and market the blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.

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

Section 4191 of the Internal Revenue Code, enacted by the Health Care and Education Reconciliation Act of 2010 in conjunction with the Patient Protection and Affordable Care Act provides for an excise tax of 2.3% on medical devices beginning in 2013.  At the present time the excise tax is applicable to domestic sales of our products, except those which are sold at retail.  The majority of our sales are domestic and not in the retail market.  The tax is imposed on sales, not profits.  We estimate the impact of this tax to be in excess of $500 thousand in 2013.  There is no assurance this tax can be passed along to our customers.

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

On September 12, 2011, we commenced an offer to purchase outstanding Class B Convertible Preferred Stock (the “Preferred Stock”) for cash and Common Stock (the “2011 Exchange Offer”) and also engaged in private purchases with three Preferred Stockholders.  As of December 31, 2011, Preferred Stockholders had tendered a total of 1,277,464 shares of Preferred Stock.  A total of $1,357,275 and 1,277,464 shares of Common Stock were issued as consideration to these Preferred Stockholders.  These Preferred Stockholders agreed to waive all unpaid dividends in arrears associated with their tendered Preferred Stock, which resulted in a waiver of a total of $3,637,025 in unpaid dividends in arrears.

On July 10, 2012, we authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  Under the plan, we purchased 38,315 shares in the three months ended September 30, 2012.  Notwithstanding the terms of the plan, the exact number of shares which may be purchased in the future pursuant to the plan is difficult to predict given the current market in our Common Stock.

Pursuant to the Certificates of Designation, Preferences, Rights And Limitations of the Series I Class B and Series II Class B Convertible Preferred Stock, we would be prohibited from purchasing our Common Stock while dividends are in arrears.  Therefore, in order to continue the Common Stock repurchase plan, we plan to continue to pay dividends on the Series I Class B and Series II Class B Preferred Stock if such payments can be made in accordance with state law and other contractual obligations.  We paid such dividends on July 31, 2012 to the Series I Class B and Series II Class B Convertible Preferred Stockholders in the amounts of $38,813 and $134,025, respectively.  On September 28, 2012, we declared dividends to holders of the Series I Class B and Series II Class B Convertible Preferred Stock in the amounts of $12,938 and $44,675, respectively.  The dividends were paid on October 22, 2012 to shareholders of record as of the close of business on October 10, 2012.

Product purchases from Double Dove, a Chinese manufacturer, have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the nine months ended September 30, 2012, Double Dove manufactured approximately 69.6% of the units we produced.  We believe we could make up any long-term disruption in these purchases by utilizing more of the capacity at the Little Elm facility, except for the 0.5mL insulin syringe, the 2mL, 5mL and 10mL syringes, and the autodisable syringe which altogether comprised about 8.2% of our revenues for the nine months ended September 30, 2012.

In 1995, we entered into a license agreement with Thomas J. Shaw for the exclusive right to manufacture, market, and distribute products utilizing automated retraction technology.  This technology is the subject of various patents and patent applications owned by Mr. Shaw.  The license agreement generally provides for quarterly payments of a 5% royalty fee on gross sales.  This license agreement was amended as of September 7, 2012 to clarify and set forth the calculation and amount of the royalty, including in the event that we have sublicensed our products.

With increased volumes, our manufacturing unit costs have generally tended to decline.  Factors that could affect our unit costs include increases in costs by third party manufacturers, changing production volumes, costs of petroleum products, and transportation costs.  Increases in such costs may not be recoverable through price increases of our products.

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Dollar amounts have been rounded for ease of reading.  All period references are to the periods ended September 30, 2012 or 2011.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2012 and September 30, 2011

Domestic sales accounted for 75.8% and 96.2% of the revenues for the three months ended September 30, 2012 and 2011, respectively.  Domestic revenues decreased 10.0% principally due to lower average selling prices mitigated by higher sales volumes.  Domestic unit sales increased 5.9%.  Domestic unit sales were 64.8% of total unit sales for the three months ended September 30, 2012.  International revenues increased from $314 thousand in 2011 to $2.3 million in 2012, primarily due to increased sales volume.  Overall unit sales increased 54.7%.

Gross profit decreased 1.1% primarily due to lower average sales prices mitigated by lower average unit cost of manufacture.  The cost of manufactured product increased by 26.4% due to higher volume mitigated by lower unit cost.  Gross profit as a percentage of net sales was 35.5% in the three months ended September 30, 2012 as compared to 41.0% in 2011 due to lower average selling prices.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 14.9% due to higher gross sales.

Operating expenses increased 4.4%.  The decrease in General and administrative expense was due primarily to lower legal costs.  The increase of $97 thousand in Sales and marketing expense was due to the addition of sales personnel and sales bonuses.  The increase was mitigated by lower fees and consulting costs.  Research and development costs increased $75 thousand due principally to increased labor costs and testing costs.

Our operating loss was $211 thousand compared to an operating loss for the same period last year of $26 thousand due primarily to slightly lower gross profit and marginally higher operating expenses.

In the three months ended September 30, 2011, Litigation settlements, net reflects cash proceeds of $2.0 million from Hospira less royalty expense of $100 thousand.

Our effective tax rate on the net income (loss) before income taxes was (1.4)% and (0.1)% for the three months ended September 30, 2012 and September 30, 2011, respectively.

Comparison of Nine Months Ended September 30, 2012 and September 30, 2011

Domestic sales accounted for 77.9% and 81.3% of the revenues for the nine months ended September 30, 2012 and 2011, respectively.  Domestic revenues decreased 5.6% principally due to lower sales volumes and lower average sales prices.  Domestic unit sales decreased 4.2%.  Domestic unit sales were 65.4% of total unit sales for the nine months ended September 30, 2012.  International revenues increased from $4.9 million in 2011 to $5.7 million in 2012 primarily due to increased sales volumes.  Overall unit sales increased 4.0%.

Gross profit decreased 3.0% primarily due to lower average sales prices.  The average cost of manufactured product sold per unit decreased by 4.3%.  Gross profit as a percentage of net sales was 37.2% in the nine months ended September 30, 2012 as compared to 37.8% in 2011 due to lower average sales price mitigated by higher sales volumes.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense decreased 2.0% due to lower gross sales.

Operating expenses decreased 0.2%.  General and administrative expense decreased $531 thousand due principally to a lower accrual for bad debt expense, lower legal costs, larger donations, and higher consulting fees.  The increase of $452 thousand in Sales and marketing expense was due to the addition of sales personnel and sales bonuses. Travel and entertainment costs also increased.  Research and development costs increased 11.5% due principally to increased labor costs and testing costs.

Our operating loss was $1.4 million compared to an operating loss for the same period last year of $1.1 million due primarily to lower average sales prices.

For the nine months ended September 30, 2011, Litigation settlements, net reflects cash proceeds of $6.0 million from Hospira less royalty expense of $300,000.

Our effective tax rate on the net income (loss) before income taxes was (1.7)% and 1.1% for the nine months ended September 30, 2012 and September 30, 2011, respectively.

Discussion of Balance Sheet and Statement of Cash Flow Items

Our balance sheet remains strong with cash making up 51.8% of total assets.  Working capital was $30.0 million at September 30, 2012, an increase of $188 thousand from December 31, 2011.

Finished goods inventory decreased 28.8% since December 31, 2011 because of increasing unit sales.

Approximately $1.2 million in cash flow in the nine months ended September 30, 2012 was used by operating activities.  Our cash balance decreased primarily due to our net loss (exclusive of noncash charges) and an increase in certain working capital items.

We purchased 38,315 shares of our Common Stock pursuant to our Common Stock repurchase plan as of September 30, 2012.  The average share price since the plan’s start date on August 1, 2012 was $1.16.

Our preferred stock dividend requirements were reduced $337 thousand and $112 thousand for the nine months and three months ended September 30, 2012, respectively, as a result of the 2011 Exchange Offer in the fourth quarter of 2011.

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

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable supplier arrangements and relationships could result in the need to manufacture all (as opposed to 29.6%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

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

CAPITAL RESOURCES

Repurchase of Preferred Shares

On September 12, 2011, we commenced  the 2011 Exchange Offer and also engaged in private purchases with three Preferred Stockholders.  As of December 31, 2011, Preferred Stockholders had tendered a total of 1,277,464 shares of Preferred Stock.  A total of $1,357,275 and 1,277,464 shares of Common Stock were issued as consideration to these Preferred Stockholders.  These Preferred Stockholders agreed to waive all unpaid dividends in arrears associated with their tendered Preferred Stock, which resulted in a waiver of a total of $3,636,793 in unpaid dividends in arrears.

Repurchase of Common Stock

On July 10, 2012, we authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  Under the plan, we purchased 38,315 shares in the three months ended September 30, 2012.  Notwithstanding the terms of the plan, the exact number of shares which may be purchased in the future pursuant to the plan is difficult to predict given the current market in our Common Stock.

Pursuant to the Certificates of Designation, Preferences, Rights And Limitations of the Series I Class B and Series II Class B Convertible Preferred Stock, we would be prohibited from purchasing our Common Stock while dividends are in arrears.  Therefore, in order to continue the Common Stock repurchase plan, we plan to continue to pay dividends on the Series I Class B and Series II Class B Preferred Stock if such payments can be made in accordance with state law and other contractual obligations.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the third quarter of 2012 or subsequent to September 30, 2012 in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.       Legal Proceedings.

Please refer to Note 6 to the financial statements for a complete description of all legal proceedings.

Item 1A.    Risk Factors.

Section 4191 of the Internal Revenue Code, enacted by the Health Care and Education Reconciliation Act of 2010 in conjunction with the Patient Protection and Affordable Care Act provides for an excise tax of 2.3% on medical devices beginning in 2013.  At the present time the excise tax is applicable to domestic sales of our products, except those which are sold at retail.  The majority of our sales are domestic and not in the retail market.  The tax is imposed on sales, not profits.  We estimate the impact of this tax to be in excess of $500 thousand in 2013.  There is no assurance this tax can be passed along to our customers.

There were no other material changes in the Risk Factors applicable to the Company as set forth in our Form 10-K annual report for 2011 which was filed on March 30, 2012, and which is available on EDGAR.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 10, 2012	2,000,000(1)	$0.81	—	N/A

August 1, 2012 through August 31, 2012	18,490(2)	$1.15	18,490	$2,978,715(2)

September 1, 2012 through September 30, 2012	19,825(2)	$1.17	19,825	$2,955,525(2)

TOTAL	2,038,315

(1)           These shares were purchased by an affiliated purchaser in a private transaction (stock option exercise), not through a publicly announced plan or program.

(2)           These shares were purchased pursuant to our Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, announced on Form 8-K on July 12, 2012.  On July 10, 2012, the Board of Directors authorized the repurchase of up to $3 million of Common Stock subject to Rule 10b-18 limitations as well as certain market value constraints specified in the plan.  Notwithstanding the terms of the plan, the exact dollar amount and number of shares which may be purchased pursuant to the plan is difficult to predict given the current market in the Company’s Common Stock.  The plan will expire on August 1, 2014 at the latest.

Working Capital Restrictions and Limitations on the Payment of Dividends

On September 28, 2012, the Board of Directors declared a dividend to the Series I Class B and Series II Class B Convertible Preferred Shareholders in the aggregate amount of $57,613.  This dividend was paid on October 22, 2012.

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

Item 3.       Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

For the nine month period ended September 30, 2012, the amount of dividends in arrears was $13,000 and the total arrearage at the end of the period was $13,000.

Series II Class B Convertible Preferred Stock

For the nine month period ended September 30, 2012, the amount of dividends in arrears was $45,000 and the total arrearage at the end of the period was $45,000.

Series III Class B Convertible Preferred Stock

For the nine month period ended September 30, 2012, the amount of dividends in arrears was $99,000 and the total arrearage at the end of the period was $3,464,000.

Series IV Class B Convertible Preferred Stock

For the nine month period ended September 30, 2012, the amount of dividends in arrears was $408,000 and the total arrearage at the end of the period was $6,746,000.

Series V Class B Convertible Preferred Stock

For the nine month period ended September 30, 2012, the amount of dividends in arrears was $12,000 and the total arrearage at the end of the period was $926,000.

Item 6.       Exhibits.

Exhibit No.	Description of Document

10	Second Amendment to Technology License Agreement between Thomas J. Shaw and Retractable Technologies, Inc. dated as of the 7th day of September, 2012 *

31.1	Certification of Principal Executive Officer *

31.2	Certification of Principal Financial Officer *

32	Certification Pursuant to 18 U.S.C. Section 1350 *

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Statements of Operations for the nine months and three months ended September 30, 2012 and 2011, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Condensed Financial Statements**

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2012	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER