Form 10-K
period 2012-12-31
RETRACTABLE TECHNOLOGIES INC
filed 2013-04-01
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-16465

Retractable Technologies, Inc.

(Exact name of registrant as specified in its charter)

Texas	75-2599762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

511 Lobo Lane
Little Elm, Texas	75068-0009
(Address of principal executive offices)	(Zip Code)

972-294-1010

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common	NYSE MKT LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The aggregate market value of the common equity held by non-affiliates as of June 30, 2012 was $13,279,311, assuming a closing price of $0.98 and outstanding shares held by non-affiliates of 13,550,317.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 1, 2013, there were 27,248,209 shares of our Common Stock outstanding.

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

None except exhibits.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2012

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

Our VanishPoint® safety products (consisting of 1mL tuberculin, insulin, and allergy antigen VanishPoint® syringes; 0.5mL, 2mL, 3mL, 5mL, and 10mL VanishPoint® syringes; the VanishPoint® blood collection tube holder; VanishPoint® autodisable syringe; the VanishPoint® IV safety catheter; and the VanishPoint® Blood Collection Set) utilize a unique friction ring mechanism patented by Thomas J. Shaw, our Founder, President, and Chief Executive Officer.  VanishPoint® safety needle products are designed specifically to prevent needlestick injuries and to prevent reuse.  The friction ring mechanism permits the automated retraction of the needle into the barrel of the syringe, directly from the patient, after delivery of the medication is completed.  The VanishPoint® blood collection tube holder utilizes the same mechanism to retract the needle after blood has been drawn from the patient.  Closure of an attached end cap of the blood collection tube holder causes the needle to retract directly from the patient into the closed blood collection tube holder.  The IV safety catheter also operates with a friction ring mechanism whereby the needle is retracted after insertion of the catheter into the patient.  The VanishPoint® Blood Collection Set utilizes a patented mechanism to retract the needle directly from the patient and clamp the tubing to reduce exposure to blood.  We also have a Patient Safe® syringe which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.

Our products have been and continue to be distributed nationally through numerous distributors.  However, we have been blocked from access to the market by exclusive marketing practices engaged in by Becton, Dickinson and Company (“BD”) which dominates our market.  We initiated a lawsuit in 2007 against BD.  The suit was for patent infringement, antitrust practices, and false advertising.  The court severed the patent claims from the other claims pending resolution of the patent dispute.  The Federal Circuit determined that BD’s 1mL Integra syringe violated our patents but that BD’s 3mL Integra did not infringe our patents.  In January 2013, our petition to the U.S. Supreme Court for certiorari was denied.  The trial for the portion of the suit regarding antitrust and other claims is currently anticipated to be scheduled in the summer of 2013.

In 2011, we purchased four new molding machines which provide us with the capability to manufacture all piece parts for our VanishPoint® syringes at our plant in Little Elm.  These molding machines were in service in 2012, which helped reduce our unit cost of manufacture.  We continue to focus on methods of upgrading our manufacturing capability and efficiency in order to reduce costs.

We continue to attempt to gain access to the market through our sales efforts, our innovative technology, introduction of new products, and, when necessary, litigation.

While our sales and expenses have not fluctuated significantly over the last three years, our loss per share for 2012 was materially different than 2011 and 2010 predominantly because of the litigation settlements received in 2011 and 2010, as described herein.

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

On September 12, 2011, we commenced the 2011 Exchange Offer and also engaged in private purchases with three Preferred Stockholders.  As of December 31, 2011, Preferred Stockholders had tendered a total of 1,277,464 shares of Preferred Stock.  A total of $1,357,275 was paid and 1,277,464 shares of Common Stock were issued as consideration to these Preferred Stockholders.  These Preferred Stockholders agreed to waive all unpaid dividends in arrears associated with their tendered Preferred Stock, which resulted in a waiver of a total of $3,592,659 in unpaid dividends in arrears.

On July 10, 2012, the Company authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  Under the plan, the Company purchased 67,102 shares of its Common Stock in 2012.

Section 4191 of the Internal Revenue Code, enacted by the Health Care and Education Reconciliation Act of 2010 in conjunction with the Patient Protection and Affordable Care Act, provides for an excise tax of 2.3% on medical devices beginning in 2013.  At the present time the excise tax is applicable to domestic sales of our products, except those sold to exempt organizations.  The majority of our sales are domestic and not in the retail market.  The tax is imposed on sales, not profits.  We estimate the impact of this tax to be in excess of one million dollars in 2013.  There is no assurance this tax can be passed along to our customers.  Through March 14, 2013, we have paid $157 thousand in Medical Device Excise Taxes.

Financial Information

Please see the financial statements in Item 8 Financial Statements and Supplementary Data for information about our revenues, profits, and losses for the last three years and total assets for the last two years.

Principal Products

Our products with Notice of Substantial Equivalence to the U.S. Food and Drug Administration (“FDA”) and which are currently sold include the 1mL tuberculin; insulin; allergy antigen VanishPoint® syringes; 3mL, 5mL, and 10mL VanishPoint® syringes; the VanishPoint® blood collection tube holder; the VanishPoint® IV safety catheter; small diameter tube adapter; the Patient Safe® syringe; the Patient Safe® Luer Cap; and the VanishPoint® Blood Collection Set.  We are also selling VanishPoint® autodisable syringes in the international market in addition to our other products.

In the August 2007 issue of Health Devices, ECRI listed the VanishPoint® syringe as one of two syringes with the highest possible rating.

Syringe sales comprised 97.3%; 97.2%, and 99.1%  of revenues in 2010, 2011, and 2012, respectively.

Principal Markets

Our products are sold to and used by healthcare providers primarily in the U.S. (with 24.6% of revenues in 2012 generated from sales outside the U.S.) which include, but are not limited to, acute care hospitals, alternate care facilities, doctors’ offices, clinics, emergency centers, surgical centers, convalescent hospitals, Veterans Administration facilities, military organizations, public health facilities, and prisons.

The need to change to safety devices is due to the risk that is carried with each needlestick injury which includes the potential transmission of over 20 bloodborne pathogens, including the human immunodeficiency virus (“HIV,” which causes AIDS), hepatitis B, and hepatitis C.  Because of the occupational and public health hazards posed by conventional disposable syringes, public health policy makers, domestic organizations, and government agencies have been involved in the effort to get more effective safety needle products to healthcare workers.  Federal legislation was signed into law on November 6, 2000, by former President William Jefferson Clinton.  This legislation, which became effective for most states on April 12, 2001, now requires safety needle products be used for the vast majority of procedures.  However, even with this requirement, some hospitals are neglecting to follow the law intended to protect healthcare workers.

Methods of Marketing and Distribution

Under the current supply chain system in the U.S. acute care market, the vast majority of decisions relating to the contracting for and purchasing of medical supplies are made by the representatives of group purchasing organizations (“GPOs”) and purchasing representatives rather than the end-users of the product (nurses, doctors, and testing personnel).  The GPOs and large manufacturers often enter into contracts which can prohibit or limit entry in the marketplace by competitors.

We distribute our products throughout the U.S. and its territories through general line and specialty distributors.  We also utilize international distributors.  We have developed a national direct marketing network in order to market our products to health care customers and their purchaser representatives.  Our marketers make contact with all of the departments that affect the decision-making process for safety products, including the purchasing agents.  They call on acute care and alternate care sites and speak directly with the decision-makers of these facilities.  We employ trained clinicians, including nurses and/or medical technologists that educate healthcare providers and healthcare workers on the use of safety devices through on-site clinical training, exhibits at related tradeshows, and publications of relevant articles in trade journals and magazines.  These employees provide clinical support to customers.  In addition to marketing our products, the network demonstrates the safety and cost effectiveness of the VanishPoint® automated retraction products to customers.

In the needle and syringe market, the market share leader, BD, has utilized, among other things, contracts which have restricted the entry of VanishPoint® syringes into the market.  Other products manufactured by us that are being denied market access as a result of BD’s anti-competitive actions include the IV safety catheters and Patient Safe® syringes.

We have numerous agreements with organizations for the distribution of our products in foreign markets.  In Canada, the provinces of Alberta, Manitoba, Ontario, and Saskatchewan have passed laws or regulations regarding healthcare worker safety and the use of safe needle products.  In Europe, the European Council adopted a directive requiring the use of safe needle products in EU countries to prevent needlestick injuries.  The deadline for implementation is currently May 2013.  Brazil is the only country in Latin America that has initiated a regulation requiring the use of safe needle products to prevent needlestick injuries.  The Australian states of New South Wales, Queensland, and Victoria have guidelines or directives regarding the prevention of needlestick injuries.

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

Sources and Availability of Raw Materials

We purchase most of our product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  We own the molds that are used to manufacture the plastic components of our products in the U.S.  Our current suppliers include Magor Mold, Inc., Channel Prime Alliance, PolyOne Corporation, Sterigenics, and Kovacmed.

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

The Technology License Agreement was further amended as of September 7, 2012 to clarify and set forth the calculation and amount of the royalty due to Mr. Shaw, including in the event that we have sublicensed our products.

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

We hold numerous U.S. patents related to our automated retraction technology, including patents for IV safety catheters, blood collection sets, syringes, dental syringes, and blood collection tube holders.  In addition, we have multiple applications for patents currently pending.  The initial revolutionary spring action syringe patents will expire beginning in May 2015.  However, a significant patent will not expire until August 2016.  We have also registered the following trade names and trademarks: VanishPoint®, Patient Safe®, VanishPoint® logos, RT with a circle mark, the Spiral Logo used in packaging our products, and the color coded spots on the ends of our VanishPoint® syringes.  We also have trademark protection for the phrase “The New Standard for Safety.”

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

We record trade receivables when revenue is recognized.  No product has been consigned to customers.  Our allowance for doubtful accounts is primarily determined by review of specific trade receivables.  Those accounts that are doubtful of collection are included in the allowance.  This provision is reviewed to determine the adequacy of the allowance for doubtful accounts.  Trade receivables are charged off when there is certainty as to their being uncollectible.  Trade receivables are considered delinquent when payment has not been made within contract terms.

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

Accounts payable and other short-term liabilities include amounts that we believe we have an obligation for at the end of year.  These included charges for goods or services received in 2012 but not billed to us at the end of the year.  It also included estimates of potential liabilities such as rebates and other fees.

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

Our international contracts generally do not provide for any returns.

Dependence on Major Customers

Three customers accounted for an aggregate of 40.6% of our revenue in 2012.  We have numerous other customers and distributors that sell our products in the U.S. and internationally.

Backlog Orders

Order backlog is not material to our business inasmuch as orders for our products generally are received and filled on a current basis, except for items temporarily out of stock.

Government Funding of Research and Right to License

Thomas J. Shaw received grants from the federal government for his initial 1991 version of a safety syringe, which may give the federal government the right to allow others to manufacture that syringe.  However, we believe the government has no right to allow others to manufacture the current version of the VanishPoint® syringe.

Government Approval and Government Regulations

For all products manufactured for sale in the domestic market we have given notice of intent to market to the FDA and the devices were shown to be substantially equivalent to the predicate devices for the stated intended use.

For all products manufactured for sale in the foreign market, we hold a certificate of Quality System compliance with ISO 13485.  We also have approval to label products for sale into European Union countries with a CE Mark.  We will continue to comply with applicable regulations of all countries in which our products are registered for sale.

Competitive Conditions

Our products are sold to and used by healthcare providers primarily in the U.S. (with 24.6% of revenues in 2012 generated from sales outside the U.S.) which include, but are not limited to, acute care hospitals, alternate care facilities, doctors’ offices, clinics, emergency centers, surgical centers, convalescent hospitals, Veterans Administration facilities, military organizations, public health facilities, and prisons.

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

Founded in 1897, BD is headquartered in New Jersey.  BD’s safety-engineered device sales accounted for approximately 25.7% of BD’s total 2012 sales.  BD’s classification of safety-engineered devices include the SafetyLok™ syringe, which features a tubular plastic sheath that must be manually slid over the needle after removal from the patient, and the SafetyGlide™ hypodermic needle which utilizes a manually activated hinged lever to cover the needle tip after removal from the patient.  BD markets the SafetyGlide™ blood collection set that has a manually activated cover designed to extend over the needle after use.  The BD Eclipse™ safety blood collection needle and hypodermic needle is also designed to manually cover the needle after removal from the patient.  BD manufactures the Integra™ 3mL retracting needle and syringe product, as well as a spring activated shielding Vacutainer® blood collection tube holder and spring activated retracting Vacutainer® blood collection set.  BD’s “Vacutainer®” brand name is commonly used as industry jargon to refer to blood collection products in general.

Covidien offers the Monoject® safety syringe, which, like the BD SafetyLok™, requires the use of two hands to manually extend the tubular plastic shield to cover the needle after removal from the patient.  Covidien also markets the Magellan™ needle, similar to BD’s SafetyGlide™ needle, which has a manually activated hinged lever to cover the needle tip after removal from the patient.

Due to the post-removal activation, BD’s and Covidien’s products result in exposure to the contaminated needle.  In addition, both BD’s and Covidien’s safety needle devices allow for needle removal and potential syringe reuse.

In contrast, VanishPoint® syringes can be used without significant changes in injection technique.  The automated needle retraction is activated when the plunger handle is fully depressed, in conjunction with the delivery of the complete medication dose, while the needle is still in the patient.  This pre-removal activation virtually eliminates exposure to the contaminated needle, effectively reducing the risk of needlestick injuries.  Activation is easily accomplished in one step, using one hand.  Upon activation of the retraction mechanism, VanishPoint® syringes are rendered unusable, reducing the risk of disposal-related injuries or reuse.

Our safety needle products have several advantages over non-retracting safety needles, including, but not limited to: pre-removal activation; automated needle retraction; integrated safety mechanism; reuse prevention; ease of use; and minimal training.

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

Two well-established companies control most of the U.S. market.  Our competitive position is also weakened by the method that providers use for making purchasing decisions and the fact that our initial price per unit for our safety needle products may be higher than some of the less effective safety needle products that are on the market.

Research and Development

We spent $885,445; $815,018; and $871,851 in fiscal 2010, 2011, and 2012 respectively, on research and development.  Costs in 2012 were primarily for compensation and related benefits, along with engineering samples.  Our ongoing research and development activities are performed by an internal research and development staff and includes developing process improvements for current and future automated machines.  Our limited access to the market has slowed the introduction of products.  Possible future products include other needle medical devices to which the automated retraction mechanism can be applied as well as other safety medical devices.

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

Employees

As of March 1, 2013, we had 158 employees.  156 of such employees were full time employees.

Financial Information About Geographic Areas

We have minimal long-lived assets in foreign countries.  Shipments to international customers generally require a prepayment either by wire transfer or an irrevocable confirmed letter of credit.  We do extend credit to international customers on some occasions depending upon certain criteria, including, but not limited to, the credit worthiness of the customer, the stability of the country, banking restrictions, and the size of the order.  All transactions are in U.S. currency.  If customers designate a specific destination for its order, we attribute sales to countries based on the destination of shipment.

	2012	2011	2010
U.S. sales	$25,363,814	$26,655,781	$29,577,050
North and South America sales (excluding U.S.)	4,668,550	4,736,356	5,597,985
Other international sales	3,612,139	710,159	1,044,527
Total sales	$33,644,503	$32,102,296	$36,219,562

Long-lived assets
U.S.	$11,679,592	$12,412,502	$12,297,942
International	$ 220,058	$ 241,354	$ 262,650

Most international sales are filled by production from Double Dove.  In the event that we become unable to purchase such product from Double Dove, we would need to find an alternate supplier for the 0.5mL insulin syringe, the 0.5mL autodisable syringe, and the 5mL and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.

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

We Compete in a Monopolistic Marketplace

We operate in an environment that is dominated by BD, the major syringe manufacturer in the U.S.  We have sued BD alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition.  It is anticipated that this suit will be scheduled to be tried in the summer of 2013.

Although we have made limited progress in some areas, such as the alternate care and some international markets, our volumes are not as high as they should be given the nature and quality of our products and the federal and state legislation requiring the use of safe needle devices.

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

Our Patents Are Subject to Litigation

We have been sued by BD and MDC Investment Holdings, Inc. for patent infringement.  This case is currently stayed and no trial date is set.  Patent litigation and challenges involving our patents are costly and unpredictable and may deprive us of market exclusivity for a patented product or, in some cases, third party patents may prevent us from marketing and selling a product in a particular geographic area.

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

The Majority of Our Sales Are Filled Using One Supplier

Most international syringe sales, as well as a substantial portion of domestic sales, are filled by production from Double Dove.  In the event that we become unable to purchase such product from Double Dove, we would need to find an alternate supplier for the 0.5mL insulin syringe, the 0.5mL autodisable syringe, and the 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.  Even with increased domestic production, we may not be able to avoid a disruption in supply. The 1mL and 3mL syringes made up 89.2% of our unit sales and 90.8% of our revenues in 2012.

Fluctuations in Supplies of Inventory Could Temporarily Increase Costs

Fluctuations in the cost and availability of raw materials and inventory and the ability to maintain favorable supplier arrangements and relationships could result in the need to manufacture all of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

We Are Controlled by One Shareholder

Thomas J. Shaw, our President and Chief Executive Officer, beneficially owned 36.21% of the outstanding Common Stock (and controlled another 13.95% pursuant to a Voting Agreement with Ms. Suzanne August and trust agreements for the benefit of family members) as of March 1, 2013.  Mr. Shaw will, therefore, have the ability to direct our operations and financial affairs and to substantially influence the election of members of our Board of Directors.  His interests may not always coincide with our interests or the interests of other stockholders.  This concentration of ownership, for example, may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially adversely affect the market price of our Common Stock.

We Have Limited Access to the Capital Markets

The volume of trading in our Common Stock on the NYSE MKT LLC (“NYSE MKT”) (formerly the NYSE Amex or American Stock Exchange) is low.  Accordingly, it is unclear if there is any significant market for our shares.  This may reduce our ability to raise cash through public or private offerings in the future.

Our Stock Price Is Low

Our stock price may be deemed to have been selling “for a substantial period of time at a low price per share” which may result in our receipt of a notification from the NYSE MKT that a reverse split is necessary.  We have received no such notification.  When a company receives such a notification, failure to effect a reverse stock split may result in suspension or removal from trading on the NYSE MKT.  The NYSE MKT may initiate delisting procedures in its discretion.  Delisting of our shares would greatly affect the liquidity of our shares and would reduce our ability to raise funds from the sale of equity in the future.  However, we believe such delisting application to be unlikely.  Furthermore, in the event that we receive a deficiency letter from the NYSE MKT, we will have the right to appeal such determination.

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

Item 1B. Unresolved Staff Comments.

Not applicable and none.

Item 2. Properties.

Our headquarters is located at 511 Lobo Lane, on 35 acres, which we own, overlooking Lake Lewisville in Little Elm, Texas.  The headquarters are in good condition and house our administrative offices and manufacturing facility.  The manufacturing facility produced approximately 27.2% of the units that were manufactured in 2012.  In the event that we become unable to purchase product from our outside supplier, Double Dove, we would need to find an alternate supplier for the 0.5mL insulin syringe, the 0.5mL autodisable syringe, and the 5mL and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.  The 5mL and 10mL syringes are sold principally in the international market.  In 2012, we utilized approximately 35.0% of our current U.S. productive capacity.

A loan in the original principal amount of $4,210,000 is secured by our land and buildings.  See Note 7 to our financial statements for more information.

In the opinion of Management, the property and equipment are suitable for their intended use and are adequately covered by an insurance policy.

Item 3. Legal Proceedings.

In June 2010, Becton, Dickinson and Company (“BD”) filed an appeal in the U.S. Court of Appeals (the “Court”) for the Federal Circuit appealing a final judgment entered on May 19, 2010 for us and against BD’s counterclaims in patent litigation.  Such final judgment ordered that we recover $5,000,000 plus prejudgment interest, and ordered a permanent injunction for BD’s 1mL and 3mL Integra syringes until the expiration of certain patents.  The permanent injunction was stayed for the longer of the exhaustion of the appeal of the district court’s case or twelve months from May 19, 2010.  In July 2011, a three-judge panel of the Court reversed the district court’s judgment that BD’s 3mL Integra infringed our ‘224 patent and ‘077 patent.  The Court affirmed the district court’s judgment that the 1mL Integra infringes our ‘244 and ‘733 patents.  The Court also affirmed the district court’s judgment that the ‘077 patent is not invalid for anticipation or obviousness.  We had petitioned for a rehearing by all the judges of the Federal Circuit as to whether the three-judge panel properly construed our patent claim language in finding that the 3mL Integra did not infringe.  Our petition for rehearing by all of the judges of the Federal Circuit was denied with two dissents being issued.  We filed a petition for certiorari asking the Supreme Court to review the matter.  That petition was denied in January of 2013. The U.S. District Court for the Eastern District of Texas is currently considering post-trial motions regarding the effect of the partial reversal without remand on the terms of the final judgment.

In May 2010, our and Mr. Shaw’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  We and Mr. Shaw filed a Second Amended Complaint on July 23, 2010 setting forth additional detail regarding the allegations of BD’s illegal conduct.  BD filed a motion to dismiss and the Court denied that motion in part and granted it in part, granting us the right to re-plead certain allegations by May 13, 2011.  We and Mr. Shaw filed a Third Amended Complaint in May 2011, setting forth additional detail regarding the alleged illegal conduct by BD.  Trial was initially set for February 2012.  However, in January 2012 the parties agreed to a continuance to allow the petition for certiorari to be considered.  As stated above, the petition was denied in January of 2013.  A pretrial conference and trial setting is set for May 15, 2013 and it is currently believed that trial will proceed in the summer of 2013.

In September 2007, BD and MDC Investment Holdings, Inc. (“MDC”) sued us in the United States District Court for the Eastern District of Texas, Texarkana Division, initially alleging that we are infringing two U.S. patents of MDC (6,179,812 and 7,090,656) that are licensed to BD.  BD and MDC seek injunctive relief and unspecified damages.  We counterclaimed for declarations of non-infringement, invalidity, and unenforceability of the asserted patents.  The plaintiffs subsequently dropped allegations with regard to patent no. 7,090,656 and we subsequently dropped our counterclaims for unenforceability of the asserted patents.  The Court conducted a claims construction hearing on September 25, 2008 and issued its claims construction order on November 14, 2008.  The case has been stayed pending resolution of our first filed case against BD described above.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our Common Stock has been listed on the NYSE MKT under the symbol “RVP” since May 4, 2001.  Our closing price on March 1, 2013, was $0.99 per share.  Shown below are the high and low sales prices of our Common Stock as reported by the NYSE MKT for each quarter of the last two fiscal years:

2012	High	Low
Fourth Quarter	$1.23	$0.75
Third Quarter	$1.40	$0.90
Second Quarter	$1.60	$0.90
First Quarter	$1.65	$1.00

2011	High	Low
Fourth Quarter	$1.45	$1.00
Third Quarter	$1.56	$1.10
Second Quarter	$1.78	$1.30
First Quarter	$2.25	$1.38

SHAREHOLDERS

As of March 1, 2013, there were 27,248,209 shares of Common Stock held by 253 shareholders of record not including shareholders who beneficially own Common Stock held in nominee or “street name.”

DIVIDENDS

We have not ever declared or paid any dividends on the Common Stock.  We have no current plans to pay any cash dividends on the Common Stock.  We intend to retain all earnings, except those required to be paid to the holders of the Preferred Stock as resources allow, to support operations and future growth.  Dividends on Common Stock cannot be paid so long as preferred dividends are unpaid.  As of December 31, 2012, there was an aggregate of $11.4 million in preferred dividends in arrears.

EQUITY COMPENSATION PLAN INFORMATION

See Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for a chart describing compensation plans under which equity securities are authorized.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return for our Common Stock from December 31, 2007 to December 31, 2012, to the total returns for the Russell Microcap® and Becton, Dickinson and Company (or “BDX”), a peer issuer.  The graph assumes an investment of $100 in the aforementioned equities as of December 31, 2007, and that all dividends are reinvested.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2012 through October 31, 2012	8,086	$1.19	8,086	$2,945,843

November 1, 2012 through November 30, 2012	6,663	$1.12	6,663	$2,938,357

December 1, 2012 through December 31, 2012	14,038	$0.94	14,038	$2,925,115

TOTAL	28,787	$1.05	28,787	$2,925,115

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

Item 6. Selected Financial Data.

The following selected financial data is qualified by reference to, and should be read in conjunction with, our audited financial statements and the notes to those statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.  The selected Statements of Operations data presented below for the years ended December 31, 2009 and 2008 and the Balance Sheet data as of December 31, 2010, 2009, and 2008 have been derived from our audited financial statements, which are not included herein.

(In thousands except for earnings per share, shares, and percentages)*

	As of and for the Years Ended December 31,
	2012	2011	2010	2009	2008
Sales, net	$33,644	$32,102	$36,219	$38,982	$27,899
Cost of sales	22,468	21,199	23,698	25,466	19,673
Gross profit	11,176	10,903	12,521	13,516	8,226
Total operating expenses	15,115	14,993	19,185	26,812	18,671
Loss from operations	(3,939)	(4,090)	(6,664)	(13,296)	(10,445)
Interest income	47	63	32	58	855
Interest expense, net	(231)	(241)	(302)	(22)	(54)
Litigation settlements, net	—	5,700	9,159	—	—
Income (loss) before income taxes	(4,123)	1,432	2,225	(13,260)	(9,644)
Provision (benefit) for income taxes	10	14	(176)	(3,838)	—
Net income (loss)	(4,133)	1,418	2,401	(9,422)	(9,644)
Preferred Stock dividend requirements	(918)	(964)	(1,371)	(1,371)	(1,373)
Earnings (loss) applicable to common shareholders	$(5,051)	$454	$1,030	$(10,793)	$(11,017)
Earnings (loss) per share — basic	$(0.19)	$0.02	$0.04	$(0.45)	$(0.46)
Earnings (loss) per share — diluted	$(0.19)	$0.02	$0.04	$(0.45)	$(0.46)
Weighted average shares outstanding — basic	26,219,728	24,171,238	23,872,783	23,806,533	23,794,566
Weighted average shares outstanding — diluted	26,219,728	26,354,786	26,248,874	23,806,533	23,794,566

Current assets	$35,441	$35,903	$40,224	$39,262	$43,614
Current liabilities	$8,077	$6,125	$9,986	$13,196	$10,238
Property, plant, and equipment, net	$11,900	$12,654	$12,561	$14,234	$14,436
Total assets	$47,632	$48,920	$53,191	$53,941	$58,539
Long-term debt, net of current maturities	$3,826	$4,143	$4,304	$4,825	$6,096
Stockholders’ equity	$35,729	$38,651	$38,901	$35,920	$42,206
Redeemable Preferred Stock (in shares)	1,001,552	1,001,552	2,279,016	2,285,266	2,285,266
Capital leases
Cash dividends per common share	$—	$—	$—	$—	$—
Gross profit margin	33.2%	34.0%	34.6%	34.7%	29.5%

*              Events that could affect the trends indicated above include continued reductions in manufacturing costs, changing average sales prices, the gaining of market access, protection of our patents, foreign currency exchange rates, the Medical Device Excise Tax, the impact of flu season requirements, and new products.  As our products are made from petroleum products, the changing cost of oil and transportation may have an impact on our costs to the extent increases may not be recoverable through price increases of our products and reductions in oil prices may not quickly affect petroleum product prices.  Sales to the Department of Health and Human Services (“DHHS”) comprised 24.4% of our revenues for the twelve months ended December 31, 2009, which affects comparability between 2009 and other years.  Receipt of settlement proceeds and option payments from Abbott and Hospira positively affected 2010 and 2011 results.  An agreement reached in the second quarter of 2010 with our litigation counsel to cap certain legal fees has contributed to a lower level of expenses.  Our purchase in 2011 of a total of 1,277,464 shares of our Preferred Stock (which purchase required the selling Preferred Stockholder to waive all unpaid dividends in arrears) in exchange for our Common Stock and cash have reduced our Preferred Stock Dividend Requirements.

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

OVERVIEW

We have been manufacturing and marketing our products since 1997.  Safety syringes comprised 99.1% of our sales in 2012.  We also manufacture and market the blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.

While our sales and expenses have not fluctuated significantly over the last three years, our loss per share for 2012 was materially different than 2011 and 2010 predominantly because of the litigation settlements received in 2011 and 2010, as described herein.

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

Section 4191 of the Internal Revenue Code, enacted by the Health Care and Education Reconciliation Act of 2010 in conjunction with the Patient Protection and Affordable Care Act, provides for an excise tax of 2.3% on medical devices beginning in 2013.  At the present time the excise tax is applicable to domestic sales of our products, except those which are sold to exempt organizations.  The majority of our sales are domestic and not in the retail market.  The tax is imposed on sales, not profits.  We estimate the impact of this tax to be in excess of one million dollars in 2013.  There is no assurance this tax can be passed along to our customers.  Through March 14, 2013, we have paid $157 thousand in Medical Device Excise Taxes.

We have brought additional molding operations to Little Elm as a cost saving measure.  The addition of four molding machines in 2012 was part of that endeavor.  We also continue to focus on methods of upgrading our manufacturing capability and efficiency in order to reduce costs.

In 2010 and 2011, in connection with a settlement agreement, the Company received quarterly option payments, totaling $8 million, from Hospira for a one-year option to negotiate a licensing agreement for certain uses of the Patient Safe® syringe.  This option expired unexercised in July 2011.

On September 12, 2011, we commenced an offer to purchase outstanding Class B Convertible Preferred Stock for cash and Common Stock and also engaged in private purchases with three Preferred Stockholders.  As of December 31, 2011, Preferred Stockholders had tendered a total of 1,277,464 shares of Preferred Stock.  A total of $1,357,275 was paid and 1,277,464 shares of Common Stock were issued as consideration to these Preferred Stockholders.  These Preferred Stockholders agreed to waive all unpaid dividends in arrears associated with their tendered Preferred Stock, which resulted in a waiver of a total of $3,592,659 in unpaid dividends in arrears.

On July 10, 2012, we authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  Under the plan, we purchased 67,102 shares in 2012.  Notwithstanding the terms of the plan, the exact number of shares which may be purchased in the future pursuant to the plan is difficult to predict given the current market in our Common Stock.

Pursuant to the Certificates of Designation, Preferences, Rights And Limitations of the Series I Class B and Series II Class B Convertible Preferred Stock, we would be prohibited from purchasing our Common Stock while dividends are in arrears.  Therefore, in order to continue the Common Stock repurchase plan, we plan to continue to pay quarterly dividends on the Series I Class B and Series II Class B Preferred Stock if such payments can be made in accordance with state law and other contractual obligations.

Product purchases from Double Dove, a Chinese manufacturer, have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In 2012, Double Dove manufactured approximately 72.0% of the units we produced.  In the event that we become unable to purchase product from our outside supplier, Double Dove, we would need to find an alternate supplier for the 0.5mL insulin syringe, the 0.5mL autodisable syringe, and the 5mL and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.

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

RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements.  All period references are to our fiscal years ended December 2012, 2011, or 2010.  Dollar amounts have been rounded for ease of reading.

Comparison of Year Ended

December 31, 2012 and Year Ended December 31, 2011

Domestic sales accounted for 75.4% and 83.0% of the revenues in 2012 and 2011, respectively.  Domestic revenues decreased 4.8% principally due to a decrease in unit sales and a lower average price.  Domestic unit sales decreased 2.1%.  Domestic unit sales were 64.0% of total unit sales for 2012.  International revenues increased from $5.4 million in 2011 to $8.3 million in 2012, primarily due to higher volumes mitigated by lower average prices.  Overall unit sales increased 14.7%.  Our international orders may be subject to significant fluctuation over time.  Such orders may fluctuate due to health initiatives at various times, as well as economic conditions.

Cost of sales increased $2.7 million due to greater sales volumes mitigated by a decrease of $1.5 million due to lower unit costs of manufacture.  Royalty expenses increased $49 thousand due to higher gross sales.  Gross profit margins decreased from 34.0% in 2011 to 33.2% in 2012.

Operating expenses increased 0.8% from the prior year due to higher compensation in our Sales and marketing department attributable to increasing sales and marketing staff and bonus pay as well as increased travel and entertainment expense.  Our litigation costs were higher in 2012.  These increases in costs were reduced by lower costs of patents and bad debt expense.

Loss from operations was $3.9 million in 2012 compared to an operating loss of $4.1 million in 2011.

In 2011, “Litigation settlements, net” reflected cash proceeds of $6.0 million net of a $300 thousand royalty payment.

Cash flow from operations was $158 thousand for 2012 due primarily to decreases in current assets and increases in current liabilities.  The effect of the net loss was mitigated by non-cash charges, principally depreciation.

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

Operating expenses decreased 21.9% from the prior year due to lower litigation costs of $2.9 million, lower stock option expense of $1.2 million, bonuses paid in 2010 of $630 thousand, and an impairment charge of $365 thousand in 2010.  Bad debt expense and legal expenses related to patent matters increased.  Lower litigation costs are the result of an agreement between us and our counsel to cap certain litigation fees.

Loss from operations was $4.1 million in 2011 compared to an operating loss in 2010 of $6.7 million.

Litigation settlements, net reflects cash proceeds of $6.0 million net of a $300 thousand royalty payment.

The provision for income taxes consists principally of $43 thousand of state and local income taxes and a credit to federal income tax of $29 thousand.

Cash flow from operations was $5.5 million for 2011 due principally to litigation settlements, a reduction in accounts receivable balances and inventories.  A decrease in accrued liabilities and net income mitigated the increase in cash flow.

LIQUIDITY

At the present time, Management does not intend to raise equity capital.  Due to the funds received from prior litigation settlements, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing as the primary ongoing sources of cash.

Our note to Katie Petroleum was paid in full in September 2012.  Our payments were approximately $37,000 per month.

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

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable supplier arrangements and relationships could result in the need to manufacture all (as opposed to 27.2%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

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

In 2010 and 2011, in connection with a settlement agreement, the Company received quarterly option payments, totaling $8 million, from Hospira, Inc. for a one-year option to negotiate a licensing agreement for certain uses of the Patient Safe® syringe.  This option expired unexercised in July 2011.

On July 10, 2012, Thomas J. Shaw, our chief executive officer, exercised a portion of his stock option.  The Company issued 2,000,000 shares of Common Stock to him at an exercise price of $0.81 (aggregate consideration of $1,620,000).

CAPITAL RESOURCES

Repurchase of Common Stock

On July 10, 2012, we authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  Under the plan, we purchased 67,102 shares in 2012.  Notwithstanding the terms of the plan, the exact number of shares which may be purchased in the future pursuant to the plan is difficult to predict given the current market in our Common Stock.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

Contractual Obligations and Commercial Commitments

The following chart summarizes our material obligations and commitments to make future payments under contracts for long-term debt as of December 31, 2012:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Long-term debt	$4,141,296	$315,086	$396,808	$328,393	$3,101,009
Operating leases	184,385	61,607	122,778	—	—
Total	$4,325,681	$376,693	$519,586	$328,393	$3,101,009

SIGNIFICANT ACCOUNTING POLICIES

We consider the following to be our most significant accounting policies.  Careful consideration and review is given to these and all accounting policies on a routine basis to ensure that they are accurately and consistently applied.

Accounts Receivable

We record trade receivables when revenue is recognized.  No product has been consigned to customers.  Our allowance for doubtful accounts is primarily determined by review of specific trade receivables.  Those accounts that are doubtful of collection are included in the allowance.  This provision is reviewed to determine the adequacy of the allowance for doubtful accounts.  Trade receivables are charged off when there is certainty as to their being uncollectible.  Trade receivables are considered delinquent when payment has not been made within contract terms.

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

Revenue Recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products that we have not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to us. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to us. The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Balance Sheets and deducted from revenues in the Statements of Operations.  Accounts payable included estimated contractual allowances for $3,036,564 and $2,170,764 for 2012 and 2011, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between us and our distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership passes from us.  Any product shipped or distributed for evaluation purposes is expensed.

Certain distributors have taken rebates to which they are not entitled, such as utilizing a rebate for products not purchased directly from us.  We have been in discussions with the principal customers that claimed non-contractual rebates.  Major customers said they have ceased the practices resulting in claiming non-contractual rebates.  Rebates can only be claimed on purchases made directly from us. We have established a reserve for the collectability of these non-contractual rebate amounts.  The expense for the reserve is recorded in Operating expense, General and administrative.  The reserve for such non-contractual deductions is included in the allowance for doubtful accounts.

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

Our international distribution agreements generally do not provide for any returns.

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

Recent Pronouncement

On October 1, 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-04, Technical Corrections and Improvements.  This ASU makes certain incremental improvements to U.S. GAAP, including, among other revisions, conforming amendments that identify when the use of fair value should be linked to the definition of fair value in ASC 820.  The majority of the amendments in ASU 2012-04 were effective upon issuance and the more substantive amendments that are subject to transition guidance are effective for fiscal periods beginning after December 15, 2012.  The adoption of this ASU did not have an impact on our financial position, results of operations, cash flows or financial statement disclosures and we do not expect the future adoption of the transition provisions of this ASU to have a material impact on such items.

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

DECEMBER 31, 2012 AND 2011

RETRACTABLE TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Retractable Technologies, Inc.

We have audited the accompanying balance sheets of Retractable Technologies, Inc. as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedule of Retractable Technologies, Inc., listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Retractable Technologies, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ CF & Co., L.L.P.
CF & Co., L.L.P.
Dallas, Texas
April 1, 2013

RETRACTABLE TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$25,963,313	$25,673,263
Accounts receivable, net of allowance for doubtful accounts of $2,186,190 and $2,078,944, respectively	3,694,307	3,734,686
Inventories, net	4,990,253	6,237,419
Income taxes receivable	9,431	39,485
Other current assets	783,760	218,529
Total current assets	35,441,064	35,903,382

Property, plant, and equipment, net	11,899,650	12,653,856
Intangible and other assets, net	291,444	362,976
Total assets	$47,632,158	$48,920,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,099,884	$3,658,576
Current portion of long-term debt	315,086	620,472
Accrued compensation	809,592	628,794
Dividends payable	57,613	—
Accrued royalties to shareholders	129,107	122,239
Other accrued liabilities	1,665,670	1,065,943
Income taxes payable	—	29,471
Total current liabilities	8,076,952	6,125,495

Long-term debt, net of current maturities	3,826,210	4,143,267
Total liabilities	11,903,162	10,268,762

Commitments and contingencies – See Note 8

Stockholders’ equity:
Preferred Stock $1 par value:
Class B; authorized: 5,000,000 shares
Series I, Class B; outstanding: 103,500 shares (liquidation preference of $646,875)	103,500	103,500
Series II, Class B; outstanding 178,700 shares (liquidation preference of $2,233,750)	178,700	178,700
Series III, Class B; outstanding: 130,245 shares (liquidation preference of $1,628,063)	130,245	130,245
Series IV, Class B; outstanding: 542,500 shares (liquidation preference of $5,967,500)	542,500	542,500
Series V, Class B; outstanding: 46,607 shares (liquidation preference of $205,071)	46,607	46,607
Common Stock, no par value; authorized: 100,000,000 shares; outstanding: 27,252,463 and 25,318,700 shares, respectively	—	—
Additional paid-in capital	58,617,308	57,284,670
Retained deficit	(23,767,662)	(19,634,770)
Common stock in treasury - at cost; 67,102 and 0 shares, respectively	(122,202)	—
Total stockholders’ equity	35,728,996	38,651,452
Total liabilities and stockholders’ equity	$47,632,158	$48,920,214

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
Sales, net	$33,644,503	$32,102,296	$36,219,562
Cost of Sales
Costs of manufactured product	19,776,198	18,556,257	20,757,488
Royalty expense to shareholders	2,691,887	2,643,209	2,940,948
Total cost of sales	22,468,085	21,199,466	23,698,436
Gross profit	11,176,418	10,902,830	12,521,126

Operating expenses:
Sales and marketing	4,220,809	3,439,535	3,674,168
Research and development	871,851	815,018	885,445
General and administrative	10,022,621	10,738,110	14,260,151
Impairment of assets	—	—	365,295
Total operating expenses	15,115,281	14,992,663	19,185,059
Loss from operations	(3,938,863)	(4,089,833)	(6,663,933)

Interest and other income	46,999	62,596	32,324
Interest expense, net	(231,210)	(240,484)	(302,843)
Litigation settlements, net	—	5,700,000	9,159,089
Income (loss) before income taxes	(4,123,074)	1,432,279	2,224,637
Provision (benefit) for income taxes	9,818	13,797	(176,057)
Net income (loss)	(4,132,892)	1,418,482	2,400,694
Preferred Stock dividend requirements	(918,108)	(964,047)	(1,370,620)
Earnings (loss) applicable to common shareholders	$(5,051,000)	$454,435	$1,030,074

Basic earnings (loss) per share	$(0.19)	$0.02	$0.04

Diluted earnings (loss) per share	$(0.19)	$0.02	$0.04

Weighted average common shares outstanding:
Basic	26,219,728	24,171,238	23,872,783
Diluted	26,219,728	26,354,786	26,248,874

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series I Class B		Series II Class B		Series III Class B		Series IV Class B		Series V Class B		Common
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2009	144,000	$144,000	219,700	$219,700	130,245	$130,245	552,500	$552,500	1,238,821	$1,238,821	23,825,149	$—

Conversion of Preferred Stock into Common Stock	—	—	—	—	—	—	—	—	(6,250)	(6,250)	6,250	—

Recognition of stock option compensation	—	—	—	—	—	—	—	—	—	—	—	—

Recognition of stock option exercise	—	—	—	—	—	—	—	—	—	—	142,715	—

Payment of dividends	—	—	—	—	—	—	—	—	—	—	—	—

Net income	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2010	144,000	144,000	219,700	219,700	130,245	130,245	552,500	552,500	1,232,571	1,232,571	23,974,114	—
Exchange of Preferred Stock for Common Stock	(40,500)	(40,500)	(41,000)	(41,000)	—	—	(10,000)	(10,000)	(1,185,964)	(1,185,964)	1,277,464	—

Purchase of Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—

Recognition of stock option exercise	—	—	—	—	—	—	—	—	—	—	67,122	—

Payment of dividends	—	—	—	—	—	—	—	—	—	—	—	—

Net income	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2011	103,500	103,500	178,700	178,700	130,245	130,245	542,500	542,500	46,607	46,607	25,318,700	—

Recognition of stock option exercise	—	—	—	—	—	—	—	—	—	—	2,000,865	—

Payment of dividends	—	—	—	—	—	—	—	—	—	—	—	—

Declaration of dividends	—	—	—	—	—	—	—	—	—	—	—	—

Repurchase of Common Stock	—	—	—	—	—	—	—	—	—	—	(67,102)	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2012	103,500	$103,500	178,700	$178,700	130,245	$130,245	542,500	$542,500	46,607	$46,607	27,252,463	$—

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Total

Balance as of December 31, 2009	$57,089,153	$(23,453,946)	$—	$35,920,473

Conversion of Preferred Stock into Common Stock	6,250	—	—	—

Recognition of stock option compensation	1,340,300	—	—	1,340,300

Recognition of stock option exercise	115,600	—	—	115,600

Payment of dividends	(876,566)	—	—	(876,566)

Net income	—	2,400,694	—	2,400,694

Balance as of December 31, 2010	57,674,737	(21,053,252)	—	38,900,501

Exchange of Preferred Stock for Common Stock	1,277,464	—	—	—

Purchase of Preferred Stock	(1,357,275)	—	—	(1,357,275)

Recognition of stock option exercise	54,369	—	—	54,369

Payment of dividends	(364,625)	—	—	(364,625)

Net income	—	1,418,482	—	1,418,482

Balance as of December 31, 2011	57,284,670	(19,634,770)	—	38,651,452

Recognition of stock option exercise	1,620,701	—	—	1,620,701

Payment of dividends	(230,450)	—	—	(230,450)

Declaration of dividends	(57,613)	—	—	(57,613)

Repurchase of Common Stock	—	—	(122,202)	(122,202)

Net loss	—	(4,132,892)	—	(4,132,892)

Balance as of December 31, 2012	$58,617,308	$(23,767,662)	$(122,202)	$35,728,996

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(4,132,892)	$1,418,482	$2,400,694
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	1,335,858	1,311,746	1,516,226
Litigation settlement – marketing fees payable	—	—	(1,419,760)
Stock option compensation	—	—	1,340,300
Provision for inventory valuation	120,000	52,835	—
Reserve for non-contractual deductions	—	—	850,000
Provision for doubtful accounts	107,246	1,298,044	133,990
Impairment of assets	—	—	365,295
Accreted interest	3,773	17,610	30,920
(Increase) decrease in assets:
Inventories	1,127,166	2,391,937	(1,774,822)
Accounts receivable	(66,867)	1,305,379	2,650,567
Income taxes receivable	30,054	(27,454)	3,643,606
Other current assets	(565,231)	462,715	(56,851)
Increase (decrease) in liabilities:
Accounts payable	1,441,308	1,054,563	(4,417,753)
Accrued liabilities, other	787,393	(3,646,555)	3,313,260
Income taxes payable	(29,471)	(125,529)	155,000

Net cash provided by operating activities	158,337	5,513,773	8,730,672

Cash flows from investing activities:
Purchase of property, plant, and equipment	(510,117)	(826,091)	(169,415)

Net cash used by investing activities	(510,117)	(826,091)	(169,415)

Cash flows from financing activities:
Repayments of long-term debt and notes payable	(626,219)	(612,927)	(2,660,336)
Repurchase of Preferred Stock	—	(1,357,275)	—
Proceeds from the exercise of stock options	1,620,701	54,369	115,600
Repurchase of Common Stock	(122,202)	—	—
Payment of Preferred Stock dividends	(230,450)	(364,625)	(876,566)

Net cash provided (used) by financing activities	641,830	(2,280,458)	(3,421,302)

Net increase in cash and cash equivalents	290,050	2,407,224	5,139,955
Cash and cash equivalents at:
Beginning of period	25,673,263	23,266,039	18,126,084
End of period	$25,963,313	$25,673,263	$23,266,039

Supplemental schedule of cash flow information:
Interest paid	$264,033	$279,691	$321,610
Income taxes paid	$3,474	$188,754	$16,000

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$57,613	$—	$—
Debt assumed for the purchase of molding machines	$—	$534,986	$—

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

Accounts receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  The Company’s allowance for doubtful accounts is primarily determined by review of specific trade receivables.  Those accounts that are doubtful of collection are included in the allowance.  This provision is reviewed to determine the adequacy of the allowance for doubtful accounts.  Trade receivables are charged off when there is certainty as to their being uncollectible.  Trade receivables are considered delinquent when payment has not been made within contract terms.

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

Property, plant, and equipment

Property, plant, and equipment are stated at cost.  Expenditures for maintenance and repairs are charged to operations as incurred.  Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity and interest cost associated with significant capital additions.  For the years ended December 31, 2012, 2011, and 2010, the Company capitalized interest of approximately $36,596; $57,000; and $50,000.  Gains or losses from property disposals are included in income.

Depreciation and amortization are calculated using the straight-line method over the following useful lives:

Production equipment	3 to 13 years
Office furniture and equipment	3 to 10 years
Buildings	39 years
Building improvements	15 years
Automobiles	7 years

Long-lived assets

The Company assesses the recoverability of long-lived assets using an assessment of the estimated undiscounted future cash flows related to such assets.  In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, the assets will be adjusted for impairment to a level commensurate with fair value determined using a discounted cash flow analysis of the underlying assets.

During 2010, the Company recognized impairment charges of $365,295 on equipment designed in connection with research and development activities.  The Company outsources the majority of this production through overseas manufacturers. Minimal cash flows, if any, are expected to be generated by this equipment.  Accordingly, the Company reduced the carrying value of this equipment to an estimated fair value of zero.  The Company’s management estimated the fair value of the equipment based on guidance established by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  In this instance, the Company’s management determined the impairment charge by utilizing observable market data, a Level 2 input under the FASB ASC.  A Level 1 input would require quoted prices, which were not available in this matter.

The Company’s remaining property, plant, and equipment primarily consists of buildings, land, assembly equipment for syringes, molding machines, molds, office equipment, furniture, and fixtures.  There has been no impairment charge against the assembly equipment since the Company continues to manufacture a significant portion of 1mL and 3mL syringes at the Company’s Little Elm facility which results in sufficient future cash flows to recoup the net book value of all property, plant, and equipment.

Reclassifications

Contractual pricing allowances are presented in Accounts payable at December 31, 2012. Such allowances were netted against distributors’ individual balances and the resulting net balances were reflected in Accounts receivable or Accounts payable, as appropriate, in prior years. Accounts receivable and Accounts payable at December 31, 2011 have each increased $158,275 to conform with the current year’s presentation. This reclassification had no effect on stockholders’ equity or results of operations.

Intangible assets

Intangible assets are stated at cost and consist primarily of patents, a license agreement granting exclusive rights to use patented technology, and trademarks which are amortized using the straight-line method over 17 years.

Financial instruments

The Company estimates the fair market value of financial instruments through the use of public market prices, quotes from financial institutions, and other available information.  Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that could be realized in a current market exchange.  Short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on Management’s estimates, equals their recorded values.  The fair value of long-term liabilities, based on Management’s estimates, approximates their reported values.

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

The following table reflects our significant customers in 2012, 2011, and 2010:

	Years Ended December 31,
	2012	2011	2010
Number of significant customers	3	4	3
Aggregate dollar amount of net sales to significant customers	$13.7 million	$16.2 million	$13.9 million
Percentage of net sales to significant customers	40.6%	50.6%	38.6%

Considering the current economic climate, the Company increased its allowance for doubtful accounts by approximately $107 thousand this year.

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 72.0% of its finished products in 2012 through Double Dove, a Chinese manufacturer.  The Company obtained approximately 67.1% and 64.1% of its finished products from Double Dove in 2011 and 2010, respectively.  In the event that the Company becomes unable to purchase such product from Double Dove, the Company would need to find an alternate supplier for its 0.5mL insulin syringe, its 2mL, 5mL, and 10mL syringes, and its autodisable syringe and increase domestic production for 1mL and 3mL syringes.

Revenue recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products that the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate)

given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable and deducted from revenues in the Statements of Operations. Accounts payable included estimated contractual allowances for $3,036,564 and $2,170,764 for 2012 and 2011, respectively. The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  Any product shipped or distributed for evaluation purposes is expensed.

Certain distributors have taken rebates to which they are not entitled, such as utilizing a rebate for products not purchased directly from the Company.  The Company has been in discussions with the principal customers that claimed non-contractual rebates.  Major customers said they have ceased the practices resulting in claiming non-contractual rebates.  Rebates can only be claimed on purchases made directly from the Company. The Company has established a reserve for the collectability of these non-contractual rebate amounts.  The expense for the reserve is recorded in Operating expense, General and administrative.  The reserve for such non-contractual deductions is included in the allowance for doubtful accounts.

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

The Company’s international distribution agreements generally do not provide for any returns.

Marketing fees

In prior periods, Marketing fees payable to Abbott Laboratories (“Abbott”) were included in current liabilities in the Balance Sheets.  In connection with the settlement with Abbott, Marketing fees payable recorded in previous periods were not required to be paid.  The reversal of this accrual is included in Litigation settlements, net on the Statements of Operations in 2010.

Litigation settlements

Proceeds from litigation settlements are recognized when realizable.  Generally, realization is not reasonably assured and expected until proceeds are collected.  Pursuant to a settlement agreement among the Company, Abbott, and Hospira, Inc. (“Hospira”), Hospira delivered $6 million to the Company in the third quarter of 2010.  The Company reduced its litigation settlements by $144,000 attributable to an unpaid Abbott invoice.  Abbott also waived its rights to any Series IV Class B Preferred Stock dividends.  Additionally, the Company granted Hospira an exclusive one-year option to negotiate a licensing agreement for certain uses of the Patient Safe® syringe, which option expired unexercised in July 2011.  The Company has received the $8.0 million option payments.  The Company recognizes proceeds from litigation settlements, net of any associated royalty expense.

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

The Company provides for deferred income taxes through utilizing an asset and liability approach for financial accounting and reporting based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such differences reverse in future periods.  Deferred tax assets are periodically reviewed for realizability.  Under then-existing tax law, companies were allowed to carry back taxable losses from either 2009 or 2010. The Company utilized some of its net operating loss carry forwards in 2011 and paid Alternative Minimum Tax on its taxable income.  The Company has established a valuation allowance for its net deferred tax asset as future taxable income cannot be reasonably assured.  Penalties and interest on uncertain tax positions are classified as income taxes in the Statements of Operations.

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock and convertible debt.  The calculation of diluted EPS excluded 1,373,345 issued and outstanding stock options at December 31, 2012 as their effect was antidilutive. The potential dilution, if any, is shown on the following schedule:

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$(4,132,892)	$1,418,482	$2,400,694
Preferred dividend requirements	(918,108)	(964,047)	(1,370,620)
Effect of dilutive securities:
Convertible debt interest and loan fees	—	(10,120)	—
Earnings (loss) available to common shareholders after assumed conversions	$(5,051,000)	$444,315	$1,030,074
Average common shares outstanding	26,219,728	24,171,238	23,872,783
Dilutive stock equivalents from stock options	—	2,101,825	2,376,091
Shares issuable upon conversion of convertible debt	—	81,723	—
Average common and common equivalent shares outstanding - assuming dilution	26,219,728	26,354,786	26,248,874
Basic earnings per share	$(0.19)	$0.02	$0.04
Diluted earnings per share	$(0.19)	$0.02	$0.04

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

Share-based compensation

The Company’s share-based payments are accounted for using the fair value method.  The Company records share-based compensation expense on a straight-line basis over the requisite service period.  The Company incurred the following share-based compensation costs:

	Years Ended December 31,
	2012	2011	2010

Cost of sales	$—	$—	$182,892

Sales and marketing	—	—	78,343

Research and development	—	—	28,259

General and administrative	—	—	1,050,806
	$—	$—	$1,340,300

All stock options were fully vested at June 30, 2010; therefore, all stock option expense was fully recognized at June 30, 2010.

Recent Pronouncement

On October 1, 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-04, Technical Corrections and Improvements.  This ASU makes certain incremental improvements to U.S. GAAP, including, among other revisions, conforming amendments that identify when the use of fair value should be linked to the definition of fair value in ASC 820.  The majority of the amendments in ASU 2012-04 were effective upon issuance and the more substantive amendments that are subject to transition guidance are effective for fiscal periods beginning after December 15, 2012.  The adoption of this ASU did not have an impact on the Company’s financial position, results of operations, cash flows or financial statement disclosures and the Company does not expect the future adoption of the transition provisions of this ASU to have a material impact on such items.

3.                INVENTORIES

Inventories consist of the following:

	Year Ended December 31,
	2012	2011
Raw materials	$1,692,133	$1,282,357
Finished goods	3,537,872	5,213,497
	5,230,005	6,495,854
Inventory reserve	(239,752)	(258,435)
	$4,990,253	$6,237,419

4.                PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	December 31,
	2012	2011

Land	$261,893	$261,893
Buildings and building improvements	11,354,210	11,121,552
Production equipment	15,612,807	15,550,226
Office furniture and equipment	2,821,179	2,341,747
Construction in progress	731,258	995,810
Automobiles	102,321	102,321
	30,883,668	30,373,549
Accumulated depreciation	(18,984,018)	(17,719,693)
	$11,899,650	$12,653,856

Depreciation expense for the years ended December 31, 2012, 2011, and 2010 was $1,264,326; $1,267,813; and $1,482,591, respectively.

5.                INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2012	2011

License agreement	$—	$500,000
Trademarks and patents	494,399	508,743
	494,399	1,008,743
Accumulated amortization	(207,879)	(678,614)
	$286,520	$330,129

In 1995, the Company entered into a license agreement with the Chief Executive Officer of the Company for the exclusive right to manufacture, market, and distribute products utilizing automated retraction technology, which agreement has been amended twice.  This technology is the subject of various patents and patent applications owned by such officer of the Company.  The initial licensing fee of $500,000 was amortized over 17 years.  The license agreement also provides for quarterly payments of a 5% royalty fee on gross sales.  The royalty fee expense is recognized in the period in which it is earned.  Royalty fees of $2,691,887; $2,643,209; and $2,940,948 are included in Cost of sales for the years ended December 31, 2012, 2011, and 2010, respectively.  Royalties payable under this agreement aggregated $129,107 and $122,939 at December 31, 2012 and 2011, respectively.  Gross sales upon which royalties are based were $53,837,732; $52,864,158; and $58,795,279 for 2012, 2011, and 2010, respectively.  Royalties were also paid on litigation proceeds, net of legal fees, on a gross amount of $6.0 million in 2011.  A small amount of royalties was paid on royalties from a licensing agreement with a third party.

Amortization expense for the years ended December 31, 2012, 2011, and 2010, was $71,532; $43,934; and $43,440, respectively.  Future amortization expense for the years 2013 through 2017 is estimated to be $14,559 per year.

6.                OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31,
	2012	2011
Prepayments from customers	$1,400,740	$869,334
Accrued professional fees	162,969	134,790
Other accrued expenses	101,961	61,819
	$1,665,670	$1,065,943

7.    LONG-TERM DEBT

	December 31,
	2012	2011
Long-term debt consists of the following:

Loan from Lewisville State Bank, a division of 1st International Bank. It has a 20 year amortization and 10 year maturity from December 10, 2009. The loan provided funding for the expansion of the warehouse, additional office space, and a new Controlled Environment. The loan is secured by the Company’s land and buildings. The interest rate is 5.968%.	$3,852,512	$3,979,122

	2012	2011

Note payable to Katie Petroleum. Interest accrued at prime plus 1%, which was 4.25% at December 31, 2011 and 2010. Interest only was payable monthly through February 1, 2004. The original amount of the note of $3,000,000 was discounted for presentation purposes by $299,346 for stock options issued in conjunction with the debt and $412,500 for the intrinsic value of a beneficial conversion feature of the debt. Beginning March 1, 2004, the loan was payable in equal installments of principal and interest (except for changes in the interest rate) of approximately $37,000 and matured on September 30, 2012. Guaranteed by an officer. Approximately $163,736 of the principal payment was converted into 40,934 shares of Common Stock as of March 1, 2006. Not otherwise collateralized. Convertible into Common Stock at $4.00 per share at the option of the holder. This Note was paid in full in September 2012.

	—	323,118

Note payable to Deutsche Leasing USA, Inc. The interest rate is 5.57%. The original amount of the note was $327,726 with a 36 month maturity ending in April 2014. In May 2011, the loan became payable in equal installments of principal and interest of approximately $9,900. Collateralized by three molding machines. It has a purchase option of $1.00 at the end of the term.	152,415	259,543

Note payable to Deutsche Leasing USA, Inc. The interest rate is 5.57%. The original amount of the note was $207,260 with a 36 month maturity ending in November 2014. Beginning December 2011, the loan became payable in equal installments of principal and interest of approximately $6,300. Collateralized by a molding machine. It has a purchase option of $1.00 at the end of the term.	136,369	201,956
	4,141,296	4,763,739

Less: current portion	(315,086)	(620,472)
	$3,826,210	$4,143,267

The fair value of long-term liabilities, based on Management’s estimates, approximates their reported values.

The aggregate maturities of long-term debt as of December 31, 2012, are as follows:

2013	$315,086
2014	247,064
2015	149,744
2016	159,182
2017	169,211
Thereafter	3,101,009
$4,141,296

8.     COMMITMENTS AND CONTINGENCIES

In June 2010, Becton, Dickinson and Company (“BD”) filed an appeal in the U.S. Court of Appeals (the “Court”) for the Federal Circuit appealing a final judgment entered on May 19, 2010 for the Company and against BD’s counterclaims in patent litigation.  Such final judgment ordered that the Company recover $5,000,000 plus prejudgment interest, and ordered a permanent injunction for BD’s 1mL and 3mL Integra syringes until the expiration of certain patents.  The permanent injunction was stayed for the longer of the exhaustion of the appeal of the district court’s case or twelve months from May 19, 2010.  In July 2011, a three-judge panel of the Court reversed the district court’s judgment that BD’s 3mL Integra infringed the Company’s ‘224 patent and ‘077 patent.  The Court affirmed the district court’s judgment that the 1mL Integra infringes the Company’s ‘244 and ‘733 patents.  The Court also affirmed the district court’s judgment that the ‘077 patent is not invalid for anticipation or obviousness.  The Company had petitioned for a rehearing by all the judges of the Federal Circuit as to whether the three-judge panel properly construed the

Company’s patent claim language in finding that the 3mL Integra did not infringe.  The Company’s petition for rehearing by all of the judges of the Federal Circuit was denied with two dissents being issued.  The Company filed a petition for certiorari asking the Supreme Court to review the matter.  That petition was denied in January of 2013. The U.S. District Court for the Eastern District of Texas is currently considering post-trial motions regarding the effect of the partial reversal without remand on the terms of the final judgment.

In May 2010, the Company and an officer’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The Company and an officer filed a Second Amended Complaint on July 23, 2010 setting forth additional detail regarding the allegations of BD’s illegal conduct.  BD filed a motion to dismiss and the Court denied that motion in part and granted it in part, granting the Company the right to re-plead certain allegations by May 13, 2011.  The Company and an officer filed a Third Amended Complaint in May 2011, setting forth additional detail regarding the alleged illegal conduct by BD.  Trial was initially set for February 2012.  However, in January 2012 the parties agreed to a continuance to allow the petition for certiorari to be considered.  As stated above, the petition was denied in January of 2013.  A pretrial conference and trial setting is set for May 15, 2013 and it is currently believed that trial will proceed in the summer of 2013.

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

Operating Leases

During 2010, the Company entered into a non-cancellable operating lease for additional office space.  Rent expense under this lease for the years ended December 31, 2012, 2011, and 2010 was $60,401; $59,195; and $3,495, respectively.  Future annual minimum rental payments as of December 31, 2012 are presented below:

2013	$61,607
2014	62,812
2015	59,966
2016	—
Total	$184,385

9.                INCOME TAXES

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2012	2011	2010
Current tax provision (benefit)
Federal	$1,785	(29,070)	$(204,507)
State	8,033	42,867	28,450
Total current provision (benefit)	9,818	13,797	(176,057)

Deferred tax provision (benefit)
Federal	—	—	—
State	—	—	—
Total deferred tax provision (benefit)	—	—	—

	2012	2011	2010
Total income tax provision (benefit)	$9,818	$13,797	$(176,057)

The Company recognized a net tax benefit due to an additional refund for net operating losses in 2009 mitigated by Alternative Minimum Tax in 2010.

The Company has $12,850,183 in tax benefits attributable to carryback losses for federal tax purposes.  The loss carryforwards will begin to expire in 2027 for federal tax purposes and will begin to expire for state tax purposes in 2013.

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$4,873,433	$3,372,994
Accrued expenses and reserves	1,165,658	1,118,679
Employee stock option expense	295,696	682,810
Inventory	319,830	397,449
Non-employee stock option expense	15,546	79,939
Deferred tax assets	6,670,163	5,651,871
Deferred tax liabilities
Property and equipment	(631,109)	(768,455)
Deferred tax liabilities	(631,109)	(768,455)
Net deferred assets	6,039,054	4,883,416
Valuation allowance	(6,039,054)	(4,883,416)
Net deferred tax assets	$—	$—

The valuation allowance increased $1,155,638 for 2012 and decreased $559,266 for 2011.

A reconciliation of income taxes based on the federal statutory rate and the provision (benefit) for income taxes is summarized as follows:

	December 31,
	2012	2011	2010
Income tax (benefit) at the federal statutory rate	35.0%	35.0%	35.0%
State tax (benefit), net of federal (benefit)	2.9	2.9	2.9
Increase in valuation allowance	(28.0)	—	—
Permanent differences	1.2	2.0	9.1
Return to accrual adjustments	—	(2.8)	(15.0)
Alternative minimum tax	—	3.4	5.8
Adjustment to temporary differences for stock options	(11.0)	—	—
Release of valuation allowance – Net operating loss carryforward	—	(39.0)	(45.2)
Other	(0.3)	(0.5)	(0.5)
Effective tax (benefit) rate	(0.2)%	1.0%	(7.9)%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions.  The Company’s federal income tax returns for all tax years ended on or after December 31, 2009, remain subject to examination by the Internal Revenue Service.  The Company’s state and local income tax returns are subject to examination by the respective state and local authorities over various statutes of limitations, most ranging from three to five years from the date of filing.

10.         EXCHANGE OF PREFERRED STOCK FOR COMMON STOCK AND CASH

On September 12, 2011, the Company commenced the 2011 Exchange Offer and also engaged in private purchases with three Preferred Stockholders.  As of December 31, 2011, Preferred Stockholders had tendered a total of 1,277,464 shares of Preferred Stock.  A total of $1,357,275 was paid and 1,277,464 shares of Common Stock were issued as consideration to these Preferred Stockholders.  These Preferred Stockholders agreed to waive all unpaid dividends in arrears associated with their tendered Preferred Stock, which resulted in a waiver of a total of $3,592,659 in unpaid dividends in arrears.

The 2011 Exchange Offer and private sales are summarized in the table below.

	Number of Preferred Stock Shares Tendered by Preferred Stockholders	Cash Outlay by Company	Number of Common Stock Shares Tendered by Company	Accrued Dividends Eliminated	Amount of Annual Dividend Reduction
Series I Class B Stock	40,500	$60,750	40,500	$—	$20,250
Series II Class B Stock	41,000	123,000	41,000	—	41,000
Series IV Class B Stock	10,000	35,000	10,000	114,575	10,000
Series V Class B Stock	1,185,964	1,138,525	1,185,964	3,478,084	379,508
Total Class B Stock	1,277,464	$1,357,275	1,277,464	$3,592,659	$450,758

11.            STOCK REPURCHASE PROGRAM

On July 10, 2012, the Company authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  Under the plan, the Company purchased 67,102 shares in 2012.  Notwithstanding the terms of the plan, the exact number of shares which may be purchased in the future pursuant to the plan is difficult to predict given the current market in the Company’s Common Stock.  The plan will expire on August 1, 2014 at the latest.

Pursuant to the Certificates of Designation, Preferences, Rights And Limitations of the Series I Class B and Series II Class B Convertible Preferred Stock, the Company would be prohibited from purchasing its Common Stock while dividends are in arrears.  Therefore, in order to continue the Common Stock repurchase plan, the Company plans to continue to pay dividends on the Series I Class B and Series II Class B Preferred Stock if such payments can be made in accordance with state law and other contractual obligations.  The Company paid such dividends in the following amounts to Series I Class B and Series II Class B Preferred Stockholders, respectively, on the following dates: $38,813 and $134,025 on July 31, 2012; $12,938 and $44,675 on October 22, 2012; and $12,938 and $44,675 on January 21, 2013.

12.            STOCK OPTION EXERCISE

On July 10, 2012, the chief executive officer of the Company exercised a portion of his stock option.  The Company issued 2,000,000 shares of Common Stock to him at an exercise price of $0.81 (aggregate consideration of $1,620,000).

13.            STOCKHOLDERS’ EQUITY

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

The Class B Stock has been allocated among Series I, II, III, IV, and V in the amounts of 103,500; 178,700; 130,245; 542,500; and 46,607 shares, respectively as of December 31, 2012.  The remaining 3,998,448 authorized shares have not been assigned a series.

Series I Class B Stock

There were 103,500 shares of $1 par value Series I Class B Stock outstanding at December 31, 2012 and 2011.  Holders of Series I Class B Stock are entitled to receive a cumulative annual dividend of $0.50 per share, payable quarterly if declared by the Board of Directors.  In 2010, the Company paid $216,000 in dividends.  In 2011, the Company paid $90,000 in dividends.  In 2012, the Company paid $51,750 in dividends.  At December 31, 2012 and 2011, approximately $13,000 of dividends which had not been declared were in arrears.  Such arrearage was paid on January 21, 2013.

Series I Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $7.50 per share, plus all unpaid dividends.  Each share of Series I Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933.  Pursuant to these terms, no shares of Series I Class B Stock were converted into Common Stock in 2012 or 2011.  In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series I Class B Stock then outstanding are entitled to $6.25 per share, plus all unpaid dividends prior to any distributions to holders of Series II Class B Stock, Series III Class B Stock, Series IV Class B Stock, Series V Class B Stock, or Common Stock.

Series II Class B Stock

There were 178,700 shares of $1 par value Series II Class B Stock outstanding at December 31, 2012 and 2011.  Holders of Series II Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors.  Holders of Series II Class B Stock generally have no voting rights until dividends are in arrears and unpaid for twelve consecutive quarters.  In such case, the holders of Series II Class B Stock have the right to elect one-third of the Board of Directors of the Company.  In 2010, the Company paid $660,566 in dividends.  In 2011, the Company paid $274,625 in dividends.  In 2012, the Company paid $178,700 in dividends.  At December 31, 2012 and 2011, approximately $45,000 of dividends which had not been declared were in arrears.  Such arrearage was paid on January 21, 2013.

Series II Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $15.00 per share plus all unpaid dividends.  Each share of Series II Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933.  Pursuant to these terms, no shares of Series II Class B Stock were converted into Common Stock in 2012 or 2011.  In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series II Class B Stock then outstanding are entitled to $12.50 per share, plus all unpaid dividends, after distribution obligations to holders of Series I Class B Stock have been satisfied and prior to any distributions to holders of Series III Class B Stock, Series IV Class B Stock, Series V Class B Stock, or Common Stock.

Series III Class B Stock

There were 130,245 shares of $1 par value Series III Class B Stock outstanding at December 31, 2012 and 2011.  Holders of Series III Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors.  At December 31, 2012 and 2011, approximately $3,497,000 and $3,366,000, respectively, of dividends which have not been declared were in arrears.

Series III Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $15.00 per share, plus all unpaid dividends.  Each share of Series III Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933.  Pursuant to these terms, no shares of Series III Class B Stock were converted into Common Stock in 2012 or 2011.  In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series III Class B Stock then outstanding are entitled to $12.50 per share, plus all unpaid dividends, after distribution obligations to Series I Class B Stock and Series II Class B Stock have been satisfied and prior to any distributions to holders of Series IV Class B Stock, Series V Class B Stock, or Common Stock.

Series IV Class B Stock

There were 542,500 shares of $1 par value Series IV Class B Stock outstanding at December 31, 2012 and 2011.  Holders of Series IV Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly, if declared by the Board of Directors.  At December 31, 2012 and 2011, approximately $6,881,000 and $6,338,000, respectively, of dividends which have not been declared were in arrears.

Series IV Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $11.00 per share plus all unpaid dividends.  Each share of Series IV Class B Stock may, at the option of the stockholder any time subsequent to three years from date of issuance, be converted into one share of Common Stock, or in the event the Company files an initial registration statement under the Securities Act of 1933.  Pursuant to these terms, no shares of Series IV Class B Stock were converted into Common Stock in 2012 or 2011.  In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series IV Class B Stock then outstanding are entitled to receive liquidating distributions of $11.00 per share, unpaid dividends after distribution obligations to Series I Class B Stock, Series II Class B Stock, and Series III Class B Stock have been satisfied and prior to any distribution to holders of Series V Class B Stock or Common Stock.

Series V Class B Stock

There were 46,607 shares of $1 par value Series V Class B Stock outstanding at December 31, 2012 and 2011.  Holders of Series V Class B Stock are entitled to receive a cumulative annual dividend of $0.32 per share, payable quarterly, if declared by the Board of Directors.  At December 31, 2012 and 2011, approximately $929,000 and $914,000, respectively, of dividends which have not been declared were in arrears.

Series V Class B Stock is redeemable after two years from the date of issuance at the option of the Company at a price of $4.40 per share plus all unpaid dividends.  Each share of Series V Class B Stock may, at the option of the stockholder any time subsequent to the date of issuance, be converted into Common Stock.  Pursuant to these terms, no shares of Series IV Class B Stock were converted into Common Stock in 2012 or 2011.  In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series V Class B Stock then outstanding are entitled to receive liquidating distributions of $4.40 per share, plus unpaid dividends after distribution obligations to Series I Class B Stock, Series II Class B Stock, Series III Class B Stock, and Series IV Class B Stock have been satisfied and prior to any distribution to the holders of the Common Stock.

Common stock

The Company is authorized to issue 100,000,000 shares of no par value Common Stock, of which 27,252,463 and 25,318,700 shares were outstanding at December 31, 2012 and 2011, respectively.  The Company has authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  Under the plan, the Company purchased 67,102 shares in 2012.  Such purchased shares are recorded as treasury stock.

14.            RELATED PARTY TRANSACTIONS

The Company has a license agreement with the Chief Executive Officer of the Company. See Note 5.

The Chief Executive Officer of the Company exercised a portion of his stock option in 2012.  See Note 12.

During the years ended December 31, 2012, 2011, and 2010, the Company paid $91,086; $96,787; and $75,831, respectively, to a family member of its Chief Executive Officer as an employee and consultant.

During the year ended December 31, 2010, the Company paid $20,350 to a Director’s company for participating in clinical trials.

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

15.            STOCK OPTIONS

Stock options

The Company has approved stock option plans for the granting of stock options to employees, Directors, and consultants.  Options for the purchase of 3,100 shares of Common Stock remain outstanding under the 1999 Stock Option Plan, which terminated pursuant to its terms in 2009.  Options for the purchase of 2,849,108 shares of Common Stock have been issued under the 2008 Stock Option Plan, which authorized a total of 3,000,000 shares of Common Stock upon the exercise of stock options.  Options for the purchase of 2,433,981 shares under the 2008 Stock Option Plan were outstanding as of December 31, 2012.  Options for the purchase of 1,000,000 shares of Common Stock remain outstanding under an option granted to Mr. Thomas J. Shaw.

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

Employee options

A summary of Director, officer, and employee options granted and outstanding under the Plans is presented below:

	Years Ended December 31,
	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	5,433,591	$0.91	5,508,513	$0.91	5,721,528	$0.94
Granted	—	—	—	—		—
Exercised	(2,000,865)	(0.81)	(67,122)	(0.81)	(142,715)	(0.81)
Forfeited	(65,645)	(2.29)	(7,800)	(0.85)	(70,300)	(3.09)

Outstanding at end of period	3,367,081	$0.95	5,433,591	$0.91	5,508,513	$0.91

Exercisable at end of period	3,367,081	$0.95	5,433,591	$0.91	5,508,513	$0.91

Weighted average fair value of options granted during period	—	$—	—	$—	—	$—

No options were issued in 2010, 2011, or 2012.

The following table summarizes information about Director, officer, and employee options outstanding under the aforementioned plans at December 31, 2012:

Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Shares Exercisable
$8.65	2,400	0.48	2,400
$8.87	700	1.36	700
$1.30	883,738	5.88	883,738
$0.81	2,480,243	6.54	2,480,243

Non-employee options

A summary of options outstanding during the years ended December 31 and held by non-employees is as follows:

	Years Ended December 31,
	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	302,500	$5.49	302,500	$5.49	391,600	$6.52
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(232,500)	(6.90)	—	—	(89,100)	(10.00)

Outstanding at end of period	70,000	$0.81	302,500	$5.49	302,500	$5.49

Exercisable at end of period	70,000	$0.81	302,500	$5.49	302,500	$5.49

Weighted average fair value of options granted during period	—	$—	—	$—	—	$—

No options were issued in 2010, 2011, or 2012.

The following table summarizes information about non-employee options outstanding under the aforementioned plans at December 31, 2012:

		Weighted
		Average
		Remaining
Exercise	Shares	Contractual	Shares
Prices	Outstanding	Life	Exercisable
$0.81	70,000	6.54	70,000

The Company recorded $0; $0; and $1,340,300 as stock-based compensation expense in 2012, 2011, and 2010, respectively.  The total intrinsic value of options exercised was $220,268; $49,626; and $124,221 in 2012, 2011, and 2010, respectively.  The aggregate intrinsic value of options outstanding and exercisable with exercise prices lower than market price at December 31, 2012 was approximately $157,215.  There is no compensation cost related to non-vested stock options to be recognized in the future.

Options Pricing Models – Assumptions

The expected life and forfeiture rate assumptions are based on the vesting period for each option grant and expected exercise behavior.  The assumptions for expected volatility and dividend yield are based on recent historical experience.  Risk-free interest rates are set using grant-date U.S. Treasury yield curves for the same periods as the expected term.

16.            401(k) PLAN

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

17.            BUSINESS SEGMENTS

	2012	2011	2010
U.S. sales	$25,363,814	$26,655,781	$29,577,050
North and South America sales (excluding U.S.)	4,668,550	4,736,356	5,597,985
Other international sales	3,612,139	710,159	1,044,527
Total sales	$33,644,503	$32,102,296	$36,219,562

Long-lived assets
U.S.	$11,679,592	$12,412,502	$12,297,942
International	$220,058	$241,354	$262,650

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

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

The selected quarterly financial data for the periods ended December 31, 2012 and 2011, have been derived from the Company’s unaudited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods.

	(In thousands, except for per share and outstanding stock amounts)
	2012
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Sales, net	$7,430	$8,728	$9,444	$8,042
Cost of sales	4,590	5,397	6,090	6,391
Gross profit	2,840	3,331	3,354	1,651
Total operating expenses	3,486	3,862	3,565	4,202
Loss from operations	(646)	(531)	(211)	(2,551)
Interest and other income	12	11	11	13
Interest expense, net	(72)	(70)	(68)	(20)
Provision (benefit) for income taxes	8	14	4	(17)
Net loss	(714)	(604)	(272)	(2,541)
Preferred stock dividend requirements	(230)	(230)	(230)	(230)
Loss applicable to common shareholders	$(944)	$(834)	$(502)	$(2,771)
Basic loss per share	$(0.04)	$(0.03)	$(0.02)	$(0.10)
Diluted loss per share	$(0.04)	$(0.03)	$(0.02)	$(0.10)
Weighted average shares outstanding - basic	25,318,700	25,318,700	26,972,818	27,268,696
Weighted average shares outstanding - diluted	25,318,700	25,318,700	26,972,818	27,268,696
Gross profit margin	38.2%	38.2%	35.5%	20.5%

	(In thousands, except for per share and outstanding stock amounts)
	2011
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Sales, net	$9,748	$7,976	$8,271	$6,108
Cost of sales	6,457	4,840	4,881	5,021
Gross profit	3,291	3,136	3,390	1,087
Total operating expenses	3,391	4,124	3,416	4,063
Income (loss) from operations	(100)	(988)	(26)	(2,976)
Interest and other income	16	18	15	14
Interest expense, net	(57)	(66)	(63)	(56)
Litigation settlements, net	1,900	1,900	1,900	—
Provision (benefit) for income taxes	35	17	(2)	(37)
Net income (loss)	1,724	847	1,828	(2,981)
Preferred stock dividend requirements	(342)	(342)	(342)	(230)
Earnings (loss) applicable to common shareholders	$1,382	$505	$1,486	$(3,211)
Basic earnings (loss) per share	$0.06	$0.02	$0.06	$(0.13)
Diluted earnings (loss) per share	$0.05	$0.02	$0.06	$(0.13)
Weighted average shares outstanding - basic	23,986,114	24,004,118	24,027,053	24,667,668
Weighted average shares outstanding - diluted	26,664,597	26,189,076	25,950,804	24,667,668
Gross profit margin	33.8%	39.3%	41.0%	17.8%

Major variances for 2012 compared to 2011 are due to the receipt of option payments from Hospira in 2011.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based upon this evaluation, the CEO and CFO concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The term internal control over financial reporting means a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, Management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of Management and Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.  Management used the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting as required by paragraph (c) of Rule 13a-15 under the Exchange Act.  Management, with the participation of our CEO and CFO, concluded that our internal control over financial reporting as of December 31, 2012, was effective.  No material weaknesses in our internal control over financial reporting were identified by Management.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the fourth quarter of 2012 or subsequent to December 31, 2012 in our internal control over financial reporting or in any other factor that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning our Directors, executives, and certain of our significant employees as of the date of this report.  Our Board of Directors currently consists of a total of seven (7) members, three (3) members of which are Class 1 Directors and four (4) of which are Class 2 Directors which serve for two-year terms.

Name	Age	Position	Term as Director Expires
EXECUTIVES
Thomas J. Shaw	62	Chairman, President, Chief Executive Officer, and Class 2 Director	2014
Douglas W. Cowan	69	Vice President, Chief Financial Officer, Treasurer, Principal Accounting Officer, and Class 2 Director	2014
Russell B. Kuhlman	59	Vice President, Sales	N/A
Michele M. Larios	46	Vice President, General Counsel, and Secretary	N/A
Steven R. Wisner	55	Executive Vice President, Engineering & Production and Class 1 Director	2013

INDEPENDENT DIRECTORS
Marco Laterza	65	Class 1 Director	2013
Amy Mack	45	Class 1 Director	2013
Walter O. Bigby, Jr.	48	Class 2 Director	2014
Clarence Zierhut	84	Class 2 Director	2014

SIGNIFICANT EMPLOYEES
Kathryn M. Duesman	50	Executive Director, Global Health	N/A
Lawrence G. Salerno	52	Director of Operations	N/A
Shayne Blythe	44	Director of Sales and Marketing Logistics	N/A
John W. Fort III	44	Director of Accounting	N/A
James A. Hoover	65	Director of Quality Assurance	N/A
R. John Maday	52	Production Manager	N/A
Judy Ni Zhu	54	Research and Development Manager	N/A

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

Amy Mack joined us as a Director on November 19, 2007.  We believe it is appropriate that Ms. Mack continue as a Board member due both to her experience as a nurse (the primary retail user of our products) as well as her experience in running her own company.  Since April of 2000, she has been the Secretary of EmergiStaff & Associates, a nursing agency, and she served as the Chief Nursing Officer of EmergiStaff & Associates from 2000 to 2010.  From 2003 to 2010, she was the owner and Aesthetics Nurse Specialist for Spa O2 & Medical Aesthetics.  Ms. Mack has served as an emergency room nurse in various emergency rooms throughout her 18 years as a nurse.

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

Walter O. Bigby, Jr. has served on our Board of Directors since July 2012.  We believe it is appropriate for Mr. Bigby to continue to serve as a Director due to his experience in owning and operating healthcare-related businesses.  Mr. Bigby’s experience includes ownership of several small businesses, including hospitals, nursing homes, commercial real estate, and office equipment providers.  Mr. Bigby has owned and operated Bastrop Rehabilitation Hospital, a 27-bed 2-location rehabilitation hospital in Louisiana, since 2001.  He is currently a minority interest owner in several nursing homes in Louisiana.  In 1995, Mr. Bigby sold his home health agency to Columbia HCA and remained a contract employee of the company (Hayden Health, Inc.) for three years developing other home health markets.  Mr. Bigby has over a decade of experience operating healthcare businesses heavily regulated by Federal agencies and has experience with Medicare and Medicaid.

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

Lawrence G. Salerno has been employed with us since 1995 and has served as Director of Operations for us since 1998.  He is responsible for the manufacture of all our products, as well as all product development and process development projects.  In addition, he supervises all aspects of the construction and expansion of our facilities in Little Elm, Texas.  Mr. Salerno is the brother of a 5% shareholder who ceased to be a 10% shareholder in 2008.

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

AUDIT COMMITTEE

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act consisting of Clarence Zierhut, Marco Laterza, and Walter O. Bigby, Jr.  Each of the members of the Audit Committee is independent as determined by the NYSE MKT rules.

Audit Committee Financial Expert

The Board of Directors has determined that we have at least one financial expert serving on the Audit Committee.  Mr. Marco Laterza serves as our designated Audit Committee Financial Expert.  Mr. Laterza is independent as defined for Audit Committee members by the listing standards of the NYSE MKT.

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

Cash Bonuses

From time to time and when our cash reserves allow, we grant cash bonuses in order to reward significant efforts or the accomplishment of short term goals.  The Compensation and Benefits Committee last granted such bonuses in 2010.  Prior to 2010, the last bonuses were granted in 2003.

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

Beginning August 1, 2009, all employees above a certain salary level had their salaries reduced by 10%.  Salary reductions remain in place for executive officers, but all other employees affected by the salary reduction had their salaries increased by the amount of the reduction, effective August 6, 2012.  However, Mr. Shaw’s Employment Agreement provides salary is automatically increased by the percentage increase in the consumer price index (“CPI”) from the previous year.  The Compensation and Benefits Committee decided to increase Mr. Shaw’s salary (which has also been cut by 10%) by $7,623 over his 2012 salary for 2013.

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

Long-Term Incentive: Stock Options

We have issued stock options to our employees from time to time and may do so in the future.  We did not issue any stock options in 2012.  Options are generally granted to regular full-time employees and officers.

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

Each stock option grant to employees allows the employee to acquire shares of Common Stock at a fixed price per share (never less than the closing stock price of the Common Stock on the date of grant) for a fixed period (usually ten years).  With regard to grants prior to 2009, each option generally became exercisable after three years, contingent upon the employee’s continued employment with us.  The exceptions include options issued to Officers and Directors pursuant to the 2008 option exchange offer, which vested immediately for non-employee Directors and after one year for employees (including employee Directors) and options granted in 2009 which vested in one year for executive officers and immediately for non-employee Directors.  Accordingly, generally stock option grants will provide a return to the employee only if the employee remains employed by us during the vesting period, and then only if the market price of the underlying Common Stock appreciates.  Future grants may vest over a shorter or longer period.

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

Shareholder Advisory Votes

As a smaller reporting company, we have not yet been required to solicit shareholder advisory votes with respect to executive compensation. We will solicit such votes at this year’s annual shareholders’ meeting.

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

In addition, there is no relationship between the date of grant of options and our possession of material non-public information (i.e., we grant options without regard to whether or not we are in possession of material non-public information).  Furthermore, it is our policy with regard to options that (although the options could be exercised) the underlying shares could not be sold into the market while the executive was in possession of material non-public information under our insider trading policy.  Accordingly, we believe that there is minimal risk of the executive profiting from such material nonpublic information.

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

The Employment Agreement provides for an annual salary of at least $416,400 with an annual salary increase equal to no less than the percentage increase in the CPI over the prior year.  The Employment Agreement requires that Mr. Shaw’s salary be reviewed by the Compensation and Benefits Committee annually, which shall make such increases as it considers appropriate.   Mr. Shaw took a 10% salary cut in August of 2009, along with all other executive officers and other employees earning over a certain salary.  In 2010, Mr. Shaw received $41,682 to offset his salary reductions through August 20, 2010.  In 2013, the Compensation and Benefits Committee increased his salary by $7,623 over his 2012 salary.

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

Mr. Shaw’s employment may be terminated for cause which is defined to be conviction of a felony which is materially detrimental to the Company, proof, as determined finally by a court of competent jurisdiction of the gross negligence or willful misconduct which is materially detrimental to the Company, or proof, as determined finally by a court of competent jurisdiction, of a breach of a fiduciary duty which is materially detrimental to the Company.  In such event, he shall be entitled to his salary through the date of termination plus reimbursement of expenses.

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
WALTER O. BIGBY, JR.
AMY MACK

SUMMARY OF TOTAL COMPENSATION

The following Summary Compensation Table sets forth the total compensation paid or accrued by us over the past three fiscal years to or for the account of the principal executive officer, the principal financial officer, and the three highest paid additional executive officers:

SUMMARY COMPENSATION TABLE FOR 2010-2012
Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Thomas J. Shaw	2010	427,854	—	—		427,854
President and CEO	2011	392,810	—	—		392,810
(principal executive officer)	2012	406,714	—	220,000	(2)	626,714

Michele M. Larios	2010	350,051	200,000	—		550,051
Vice President,	2011	315,281	—	—		315,281
General Counsel	2012	315,000	—	—		315,000

Douglas W. Cowan	2010	290,406	35,000	—		325,406
Vice President, CFO	2011	261,051	—	—		261,051
(principal financial officer, principal accounting officer)	2012	261,000	—	—		261,000

Steven R. Wisner	2010	290,000	15,000	—		305,000
Executive Vice President,	2011	261,000	—	—		261,000
Engineering and Production	2012	261,000	—	—		261,000

Russell B. Kuhlman	2010	139,992	5,000	—		144,992
Vice President, Sales	2011	125,377	—	—		125,377
	2012	130,916	—	—		130,916

(1)           The following amounts included in the Salary column for 2010 represent nonrecurring payments made to offset salary reductions: for Thomas J. Shaw, $41,682; for Douglas W. Cowan, $29,000; for Steven R. Wisner, $29,000; for Michele M. Larios, $35,000; and for Russell B. Kuhlman, $10,098.

(2)          This amount is the result of Mr. Shaw’s gain on exercising a portion of his nonqualified stock option for 2,000,000 shares of Common Stock.  This gain had no effect on our financial statements.  The expense related to the stock options was recognized in previous years.

Narrative Disclosure to Summary Compensation Table

Please see Compensation Pursuant to Employment Agreement above and POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL below for terms of our only employment agreement in effect.

For each Named Executive Officer, salary represents 100% of total compensation for 2012, with the exception of Mr. Shaw’s gain from the exercise of his stock option, as described above.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following Outstanding Equity Awards at Fiscal Year-End Table sets forth information regarding unexercised options held by the principal executive officer, the principal financial officer, and the three highest paid additional executive officers as of December 31, 2012.

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR END
	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price ($)	Option Expiration Date

Thomas J. Shaw	1,000,000	0.81	7-15-19
President, CEO
(principal executive officer)

Michele M. Larios	97,050	1.30	11-18-18
Vice President,	152,950	0.81	7-15-19
General Counsel

Douglas W. Cowan	102,000	1.30	11-18-18
Vice President, CFO	98,000	0.81	7-15-19
(principal financial officer, principal accounting officer)

Steven R. Wisner	100,700	1.30	11-18-18
Executive Vice President,	23,500	0.81	7-15-19
Engineering and Production

Russell B. Kuhlman	63,450	1.30	11-18-18
Vice President, Sales	25,000	0.81	7-15-19

OPTION EXERCISES

The following table sets forth information concerning the exercise of stock options during the last completed fiscal year for each of the named executive officers.

OPTION EXERCISES

	Option awards
Name	Number of shares acquired on exercise	Value realized on exercise

Thomas J. Shaw	2,000,000	$220,000
President, CEO
(principal executive officer)

The closing market price on the date of exercise was $0.92 and the exercise price was $0.81.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following table identifies the types and amounts of payments that shall be made to Thomas J. Shaw, our CEO, in the event of a termination of his employment or a change in control per his Employment Agreement.  Such payments shall be made by us and shall be one-time, lump sum payments except as indicated below.

SUMMARY OF PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

ASSUMING OCCURRENCE AS OF DECEMBER 31, 2012(1)

Payment Triggering Event	Salary Through Trigger Event Date	Amounts Owed Under Benefit Plans(2)	Reimbursement of Expenses	Undiscounted Salary For a Period of 24 Months	Payment Equal to 90 Days’ Salary	Value of Payments(3)
Death	x	x	x	—	—	—

Disability	x	x	x	$813,427	—	$813,427

Termination With Cause	x	—	x	—	—	—

Termination Without Cause	x	x	x	$813,427	—	$813,427

Resignation (Other Than After a Change in Control)	x	x	x	—	$101,678	$101,678

Resignation (After a Change in Control)	x	x	x	$813,427	—	$813,427

(1)           The above payments would be paid under Mr. Shaw’s agreement at certain times.  Any payments arising as a result of disability or resignation would be paid not sooner than six months and one day from the termination date but not later than seven months from the termination date.  Any payments arising as a result of death would be paid no later than the 90th day following the death.  Payments arising as a result of termination with cause or termination without cause would be paid not later than the 30th day following the date of termination except that any amount due in excess of an amount equal to the lesser of: i) two times annual compensation or ii) two times the limit on compensation under section 401(17) of the Internal Revenue Code of 1986 such amount in excess shall be paid no earlier than six months and one day after the date of termination but in no event later than seven months after the date of termination.  Under Mr. Shaw’s agreement, Mr. Shaw has agreed to a one-year non-compete, not to hire or attempt to hire employees for one year, and not make known our customers or accounts or to call on or solicit our accounts or customers in the event of termination of his employment for one year unless the termination is without cause or pursuant to a change of control.  However, it is not clear that the above payments are conditioned on the performance of these contractual obligations.

(2)           Mr. Shaw participates in our benefit plans which do not discriminate in scope, terms, or operation in favor of executive officers.  Such plans are generally available to all salaried employees.  Accordingly, the value of such payments is not included in the “Value of Payments” column.

(3)           This value does not include payments under our benefit plans for reasons set forth in footnote 2 above.  In addition, this value assumes that the triggering event occurred on December 31, 2012.  Authorized payments under the Employment Agreement are also capped to one dollar less than the amount that would cause Mr. Shaw to be the recipient of a parachute payment under Section 280G(b) of the Internal Revenue Code.

COMPENSATION OF DIRECTORS

The following table identifies the types and amounts of compensation earned by our current and former Directors (with the exception of those that are named Executive Officers as described in footnote 1 to the table) in the last Fiscal Year:

DIRECTOR COMPENSATION TABLE FOR 2012

Name(1)	Fees Earned or Paid in Cash ($)	Total ($)
Marco Laterza	$3,000	$3,000
Amy Mack	$3,000	$3,000
Clarence Zierhut	$3,000	$3,000
Walter O. Bigby, Jr.	$1,500	$1,500
Marwan Saker, Former Director	$—	$—

(1)           Thomas J. Shaw, Douglas W. Cowan, and Steven Wisner are Named Executive Officers who are also Directors.  Their compensation is reflected in the Summary Compensation and other tables presented earlier.

Narrative Explanation of Director Compensation Table for 2012

In 2012 we paid each non-employee Director a fee of $500 per meeting and reimbursed travel expenses.  We have granted to each Director, except Walter O. Bigby, Jr., stock options for Common Stock.  We do not pay any additional amounts for committee participation or special assignment.

Marwan Saker resigned in February 2012.  Walter O. Bigby, Jr. did not become a Director until July 2012.

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

Compensation Committee Interlocks and Insider Participation

The Compensation and Benefits Committee is currently composed of Clarence Zierhut, Walter O. Bigby, Jr., and Amy Mack.  Each of these members of this committee is an independent Board member and none have ever been employees of the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information relating to our equity compensation plans as of December 31, 2012:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,437,081	$0.94	150,892
Total	3,437,081	$0.94	150,892

The Compensation and Benefits Committee authorized (and the shareholders approved) a grant of an option for the purchase of 3,000,000 shares of Common Stock to our CEO, Thomas J. Shaw.  The option is exercisable at a price of $0.81 per share, the market price on the date of grant.  The option will terminate in 2019.  Mr. Shaw exercised a portion of the option for 2,000,000 shares of Common Stock in 2012.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of March 1, 2013, for each person known by us to own beneficially 5% or more of the voting capital stock.  Except pursuant to applicable community property laws, each shareholder identified in the table possesses sole voting and investment power with respect to his or her shares, except as noted below.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock
	Thomas J. Shaw(2) 511 Lobo Lane P.O. Box 9 Little Elm, TX 75068-0009	14,665,642	51.92%

	Suzanne M. August(3) 5793 Lois Lane Plano, TX 75024	3,800,000	13.95%

	Lillian E. Salerno(4) 777 7th Avenue 430 Washington DC 20001	1,806,000	6.62%

	Lloyd I. Miller, III(5) 222 Lakeview Avenue Suite 160-365 West Palm Beach, FL 33401	1,668,338	6.12%

	Katie Petroleum, Inc. 17341 Remington Park Cir. Dallas, TX 75252	1,402,980	5.15%

(1)           The Percent of Class is calculated for the Common Stock class by dividing each beneficial owner’s Amount of Beneficial Ownership, as shown in the table above, by the sum of the total outstanding Common Stock (27,248,209 shares) plus that beneficial owner’s stock equivalents (options), if any.

(2)           1,000,000 of the shares identified as Common Stock are shares acquirable through the exercise of a stock option.  2,800,000 of the shares are owned by Ms. Suzanne August (see footnote 3) but are controlled by Mr. Shaw pursuant to a Voting Agreement.  These shares are permanently controlled by Mr. Shaw until such time as they are sold by Ms. August.  These shares are included in the share amounts and percentages for both Mr. Shaw and Ms. August in the above table.  Mr. Shaw has investment power over 1,000,000 shares of Common Stock as Trustee pursuant to trust agreements for the benefit of family members.  Ms. August has voting control over such 1,000,000 shares as Special Trustee (see footnote 3).  These shares are included in the share amounts and percentages for both Mr. Shaw and Ms. August in the above table.

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

(5)           The number of shares held by this person was obtained from a Schedule 13G/A filed on February 14, 2013.  Pursuant to the Schedule 13G/A, Lloyd I. Miller, III has sole voting and dispositive power for all reported shares.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of March 1, 2013, for each Named Executive Officer specified by Item 402 of Regulation S-K (i.e., our CEO, CFO, and three other highest paid officers) and each Director of the Company.  Except pursuant to applicable community property laws or as otherwise discussed below, each shareholder identified in the table possesses sole voting and investment power with respect to his or her shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common Stock
As a Group	Named Executive Officers and Directors	15,516,870	55.02%
As Individuals	Thomas J. Shaw(2)	14,665,642	51.92%
	Clarence Zierhut(3)	62,500	<1%
	Douglas W. Cowan(4)	200,000	<1%
	Steven R. Wisner(5)	129,450	<1%
	Russell B. Kuhlman(6)	89,450	<1%
	Michele M. Larios(7)	261,000	<1%
	Marco Laterza(8)	60,000	<1%
	Amy Mack(9)	43,828	<1%
	Walter O. Bigby, Jr.	5,000	<1%

(1)           The Percent of Class is calculated for the individuals holding Common Stock by dividing each beneficial owner’s Amount of Beneficial Ownership, as shown in the table above, by the sum of the total outstanding Common Stock (27,248,209 shares) plus that beneficial owner’s stock equivalents (options), if any.  The Percent of Class is calculated for the “As a Group” row by totaling all of the Percent of Class percentages appearing in the chart.

(2)           1,000,000 of these shares are acquirable through the exercise of a stock option. 2,800,000 of the shares are owned by Ms. Suzanne August but are controlled by Mr. Shaw pursuant to a Voting Agreement.  These shares are permanently controlled by Mr. Shaw until such time as they are sold by Ms. August.  These shares are included in calculating Mr. Shaw’s percentages in the above table. Mr. Shaw has investment power over 1,000,000 shares of Common Stock as Trustee pursuant to trust agreements for the benefit of family members.  These shares are included in calculating Mr. Shaw’s percentages in the above table.

(3)           These shares are acquirable by the exercise of stock options.

(4)           These shares are acquirable by the exercise of stock options.

(5)           124,200 of these shares are acquirable by the exercise of stock options.

(6)           88,450 of these shares are acquirable by the exercise of stock options.

(7)           250,000 of these shares are acquirable by the exercise of stock options.  1,000 of these shares are owned by Ms. Larios’ children.

(8)           50,000 of these shares are acquirable by the exercise of stock options.

(9)           These shares are acquirable by the exercise of stock options.

There are no arrangements, the operation of which would result in a change in control of the Company, other than:

1. Ms. August’s shares shall cease to be controlled by Mr. Shaw under their Voting Agreement upon their sale to a third party; and

2. Mr. Shaw was granted an option for the purchase of 3,000,000 shares of Common Stock, of which 1,000,000 shares of Common Stock remain eligible for purchase upon exercise.  Mr. Shaw is able to control 51.92% of the currently outstanding shares of the Common Stock and would control 46.30% of the Common Stock assuming the exercise of all outstanding options and conversion of all outstanding preferred shares.

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

In 1995, Thomas J. Shaw, President, Chief Executive Officer, and shareholder holding more than 5% of the outstanding Common Stock, was paid a licensing fee of $500,000 (amortized over 17 years) by us for the exclusive worldwide licensing rights to manufacture, market, sell, and distribute retractable medical safety products.  A royalty of 5% of gross sales of all licensed products sold to customers over the life of the Technology Licensing Agreement is paid.  Of this royalty, Ms. Suzanne August, the former spouse of Mr. Shaw, is entitled to $100,000 per quarter.  Mr. Shaw receives the remainder of this royalty.  A royalty of $2,185,019 and $3,370,588 was paid to Thomas J. Shaw in 2012 and 2011, respectively.  Ms. August received $500,000 in 2012 and $400,000 in 2011.

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

On July 10, 2012, Mr. Shaw exercised a portion of his stock option.  The Company issued 2,000,000 shares of Common Stock to him at an exercise price of $0.81 (aggregate consideration of $1,620,000).

Director Independence

The Board of Directors has the responsibility for establishing corporate policies and for our overall performance, although it is not involved in day-to-day operations.  Currently, a majority (four of seven) of the Directors serving on our Board of Directors are independent Directors as defined in Section 121(A) of the listing standards of the NYSE MKT.  Our current independent Directors are Clarence Zierhut, Marco Laterza, Amy Mack, and Walter O. Bigby, Jr.  Each of our committees is constituted solely by independent Directors.

The Board of Directors, in reviewing the independence of its members, further considered the fact that we paid Ms. Mack’s company $20,350 in 2010 for conducting clinical trials.  The Board of Directors determined that her independence was not compromised by such transaction.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES

The aggregate fees billed by CF & Co., L.L.P. for professional services rendered for the audit of our annual financial statements for 2012 and 2011 and the reviews of the financial statements included in our Forms 10-Q or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $180,000 and $195,270, respectively.

AUDIT RELATED FEES

The aggregate fees billed by CF & Co., L.L.P. for professional services rendered for the audit of our 401(k) plan for 2012 and 2011 were $12,500 and $13,765, respectively.

TAX FEES

The aggregate fees billed by CF & Co., L.L.P. for preparation of federal and state income tax returns and tax consulting costs related to notices from taxing authorities for 2012 and 2011 were $77,062 and $65,065, respectively.

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

(2)

Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below. Schedule II-Schedule of Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011, and 2010:

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Provision for Inventories
Fiscal year ended 2010	$205,600	$—	$—	$205,600
Fiscal year ended 2011	$205,600	$52,835	$—	$258,435
Fiscal year ended 2012	$258,435	$120,000	$138,683	$239,752

Provision for Accounts Receivables
Fiscal year ended 2010	$681,966	$98,934	$—	$780,900
Fiscal year ended 2011	$780,900	$1,298,044	$—	$2,078,944
Fiscal year ended 2012	$2,078,944	$107,246	$—	$2,186,190

Deferred Tax Valuation
Fiscal year ended 2010	$6,647,204	$—	$1,204,522	$5,442,682

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Fiscal year ended 2011	$5,442,682	$—	$559,266	$4,883,416
Fiscal year ended 2012	$4,883,416	$1,155,638	$—	$6,039,054

Provision for Rebates		(A)	(B)	(C)
Fiscal year ended 2010	$6,056,974	$16,862,736	$11,817,381	$11,102,329
Fiscal year ended 2011	$11,102,329	$19,229,308	$14,172,842	$16,158,795
Fiscal year ended 2012	$16,158,795	$19,615,388	$13,780,916	$21,993,267

(A)	Represents estimated rebates deducted from gross revenues

(B)	Represents rebates credited to the distributor

(C)

Includes $3,036,564; $2,170,764; and $1,186,957 in Accounts payable for 2012, 2011, and 2010, respectively. The remainder includes a contra-account for credits taken by the distributor for which a credit memorandum has not been issued by the Company.

(3)	Exhibits:

The following exhibits are filed herewith or incorporated herein by reference to exhibits previously filed with the SEC.

(b)	Exhibits

Exhibit No.	Description of Document
3(i)	Restated Certificate of Formation with Certificates of Designation, Preferences, Rights and Limitations of Class B Preferred Stock (all Series) *

3(ii)	Fourth Amended and Restated Bylaws of RTI**

4	Restated Certificate of Formation with Certificates of Designation, Preferences, Rights and Limitations of Class B Preferred Stock (all Series) *

10.1	Sample United States Distribution Agreement***

10.2	Sample Foreign Distribution Agreement***

10.3	Employment Agreement between RTI and Thomas J. Shaw dated as of January 1, 2008 (This is a management compensation contract.) ****

10.4	Technology License Agreement between Thomas J. Shaw and RTI dated the 23rd day of June 1995***

10.5	First Amendment to Technology License Agreement between Thomas J. Shaw and RTI dated the 3rd day of July, 2008 *****

10.6	Second Amendment to Technology License Agreement between Thomas J. Shaw and Retractable Technologies, Inc. dated as of the 7th day of September, 2012†

10.7	Loan Agreement among RTI, Katie Petroleum and Thomas J. Shaw as of the 30th day of September, 2002 and Promissory Note††

10.8	RTI’s 1999 Stock Option Plan***

10.9	First Amendment to 1999 Stock Option Plan†††

Exhibit No.	Description of Document
10.10	Retractable Technologies, Inc. 2008 Stock Option Plan††††

10.11	Thomas J. Shaw Nonqualified Stock Option Agreement Issued Outside of Any Plan [o]

10.12	Voting Agreement Between Thomas J. Shaw and Suzanne August dated November 8, 2006 [o] [o]

14	Retractable Technologies, Inc. Code of Business Conduct and Ethics [o] [o] [o]

23	Consent of Independent Registered Public Accounting Firm [o] [o] [o] [o]

31.1	Certification of Principal Executive Officer [o] [o] [o] [o]

31.2	Certification of Principal Financial Officer [o] [o] [o] [o]

32	Section 1350 Certifications [o] [o] [o] [o]

101

The following materials from this report, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2012 and 2011, (ii) the Statements of Operations for the years ended December 31, 2012, 2011, and 2010, (iii) the Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (iv) the Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010, and (v) Notes to Financial Statements. [o] [o] [o] [o]

*	Incorporated herein by reference to RTI’s Form 10-Q filed on November 15, 2010

**	Incorporated herein by reference to RTI’s Form 8-K filed on May 13, 2010

***	Incorporated herein by reference to RTI’s Registration Statement on Form 10-SB filed on June 23, 2000

****	Incorporated herein by reference to RTI’s Form 10-Q filed on November 14, 2008

*****	Incorporated herein by reference to RTI’s Form 10-K filed on March 31, 2009

†	Incorporated herein by reference to RTI’s Form 10-Q filed on November 14, 2012

††	Incorporated herein by reference to RTI’s Form 8-K filed on October 10, 2002

†††	Incorporated herein by reference to RTI’s Form 10-KSB filed on March 31, 2003

††††	Incorporated herein by reference to RTI’s definitive Schedule 14A filed on August 19, 2008

[o]	Incorporated herein by reference to RTI’s Form 10-K filed on March 31, 2010

[o] [o]	Incorporated herein by reference to RTI’s Schedule TO filed on October 17, 2008

[o] [o] [o]	Incorporated herein by reference to RTI’s Form 8-K filed on February 19, 2010

[o] [o] [o] [o]	Filed herewith

(c)	Excluded Financial Statement Schedules: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

By:	/s/ Thomas J. Shaw
THOMAS J. SHAW
CHAIRMAN, PRESIDENT, AND
CHIEF EXECUTIVE OFFICER

Date:	April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven R. Wisner
Steven R. Wisner
Executive Vice President, Engineering &
Production and Director

April 1, 2013

/s/ Douglas W. Cowan
Douglas W. Cowan
Vice President, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director

April 1, 2013

/s/ Clarence Zierhut
Clarence Zierhut
Director

April 1, 2013

/s/ Amy Mack
Amy Mack
Director

April 1, 2013

/s/ Marco Laterza
Marco Laterza
Director

April 1, 2013

/s/ Walter O. Bigby, Jr.
Walter O. Bigby, Jr.
Director

April 1, 2013