Form 10-Q
period 2013-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2013-05-15
CIK 946563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  27,084,361 shares of Common Stock, no par value, issued and outstanding on May 1, 2013.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2013

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2013
	(unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$23,533,072	$25,963,313
Accounts receivable, net	3,157,461	3,694,307
Inventories, net	5,192,023	4,990,253
Income taxes receivable	9,431	9,431
Other current assets	300,126	783,760
Total current assets	32,192,113	35,441,064

Property, plant, and equipment, net	11,653,002	11,899,650
Intangible and other assets, net	287,803	291,444
Total assets	$44,132,918	$47,632,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,263,013	$5,099,884
Current portion of long-term debt	319,681	315,086
Accrued compensation	531,546	809,592
Dividends payable	57,613	57,613
Accrued royalties to shareholders	556,965	129,107
Other accrued liabilities	1,498,088	1,665,670
Income taxes payable	1,876	—
Total current liabilities	6,228,782	8,076,952

Long-term debt, net of current maturities	3,743,957	3,826,210
Total liabilities	9,972,739	11,903,162

Commitments and contingencies — see Note 6

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	103,500	103,500
Series II, Class B	178,700	178,700
Series III, Class B	130,245	130,245
Series IV, Class B	542,500	542,500
Series V, Class B	40,000	46,607
Common stock, no par value	—	—
Additional paid-in capital	58,566,302	58,617,308
Retained deficit	(25,177,195)	(23,767,662)
Common stock in treasury – at cost	(223,873)	(122,202)
Total stockholders’ equity	34,160,179	35,728,996
Total liabilities and stockholders’ equity	$44,132,918	$47,632,158

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Sales, net	$7,173,112	$7,429,984
Cost of sales
Cost of manufactured product	3,840,094	4,053,401
Royalty expense to shareholders	556,965	536,451
Total cost of sales	4,397,059	4,589,852
Gross profit	2,776,053	2,840,132

Operating expenses:
Sales and marketing	1,063,287	892,644
Research and development	180,848	191,512
General and administrative	2,898,952	2,401,351
Total operating expenses	4,143,087	3,485,507
Loss from operations	(1,367,034)	(645,375)

Interest and other income	11,440	11,530
Interest expense, net	(52,063)	(72,093)
Loss before income taxes	(1,407,657)	(705,938)
Provision for income taxes	1,876	8,491
Net loss	(1,409,533)	(714,429)
Preferred stock dividend requirements	(229,068)	(229,527)
Loss applicable to common shareholders	$(1,638,601)	$(943,956)

Basic loss per share	$(0.06)	$(0.04)

Diluted loss per share	$(0.06)	$(0.04)

Weighted average common shares outstanding:
Basic	27,238,495	25,318,700
Diluted	27,238,495	25,318,700

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cash flows from operating activities
Net loss	$(1,409,533)	$(714,429)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	314,179	329,419
Provisions for doubtful accounts	—	24,046
Provision for inventory valuation	—	30,000
Gain (loss) on disposal of assets	(1,000)	—
Accreted interest	—	2,187
(Increase) decrease in assets:
Inventories	(201,770)	702,626
Accounts receivable	536,846	(290,017)
Income taxes receivable	—	(34,205)
Other current assets	483,634	(60,127)
Increase (decrease) in liabilities:
Accounts payable	(1,836,871)	(764,316)
Other accrued liabilities	(17,770)	935,719
Income taxes payable	1,876	(14,705)
Net cash provided by (used by) operating activities	(2,130,409)	146,198

Cash flows from investing activities
Purchase of property, plant, and equipment	(63,890)	(52,899)
Proceeds from sale of assets	1,000	—
Net cash used by investing activities	(62,890)	(52,899)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(77,657)	(180,382)
Repurchase of Common Stock	(101,672)	—
Payment of Preferred Stock dividends	(57,613)	—
Net cash used by financing activities	(236,942)	(180,382)

Net decrease in cash and cash equivalents	(2,430,241)	(87,083)

Cash and cash equivalents at:
Beginning of period	25,963,313	25,673,263
End of period	$23,533,072	$25,586,180

Supplemental schedule of cash flow information:
Interest paid	$62,537	$69,906
Income taxes paid	$—	$59,030

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$57,613	$—

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

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of Management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.  The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements incorporated into its Form 10-K filed on April 1, 2013 for the year ended December 31, 2012.

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

Intangible assets

Intangible assets are stated at cost and consist primarily of patents and trademarks which are amortized using the straight-line method over 17 years.

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

The following table reflects our significant customers for the first quarter of 2013 and 2012:

	Three Months ended March 31, 2013	Three Months ended March 31, 2012
Number of significant customers	1	3
Aggregate dollar amount of net sales to significant customers	$1.4 million	$3.2 million
Percentage of net sales to significant customers	19.2%	42.7%

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 70.8% and 64.3% of its finished products in the first three months of 2013 and 2012, respectively, through Double Dove, a Chinese manufacturer.  In the event that the Company becomes unable to purchase such product from Double Dove, the Company would need to find an alternate supplier for its 0.5mL insulin syringe, its 2 mL, 5mL, and 10mL syringes and its autodisable syringe, and increase domestic production for 1mL and 3mL syringes.

Revenue recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products that the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable and deducted from revenues in the Statements of Operations.  Accounts payable included estimated contractual allowances for $2.7 million and $3.0 million as of March 31, 2013 and December 31, 2012, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  Any product shipped or distributed for evaluation purposes is expensed.

Certain distributors have taken rebates to which they are not entitled, such as utilizing a rebate for products not purchased directly from the Company.  The Company has been in discussions with the principal customers that claimed non-contractual rebates.  Major customers said they have ceased the practices resulting in claiming non-contractual rebates.  Rebates can only be claimed on purchases made directly from the Company. The Company has established a reserve for the collectability of these non-contractual rebate amounts.  The expense for the reserve is recorded in Operating expense, General and administrative.  The reserve for such non-contractual deductions included in the allowance for doubtful accounts.  There has been no change to the reserve regarding non-contractual rebates in the periods currently presented.

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

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock and convertible debt. The calculation of diluted EPS excluded 0.5 million and 1.7 million issued and outstanding stock options at March 31, 2013 and March 31, 2012, respectively, as their effect was antidilutive. The potential dilution, if any, is shown on the following schedule:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net loss	$(1,409,533)	$(714,429)
Preferred dividend requirements	(229,068)	(229,527)
Loss available to common shareholders after assumed conversions	$(1,638,601)	$(943,956)
Average common shares outstanding	27,238,495	25,318,700
Average common and common equivalent shares outstanding - assuming dilution	27,238,495	25,318,700
Basic loss per share	$(0.06)	$(0.04)
Diluted loss per share	$(0.06)	$(0.04)

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

3.                    INVENTORIES

Inventories consist of the following:

	March 31, 2013	December 31, 2012
Raw materials	$1,816,791	$1,692,133
Finished goods	3,614,984	3,537,872
	5,431,775	5,230,005
Inventory reserve	(239,752)	(239,752)
	$5,192,023	$4,990,253

4.                    INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was 0.1% and 1.2% for the three months ended March 31, 2013 and March 31, 2012, respectively.

5.                    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2013	December 31, 2012
Prepayments from customers	$976,843	$1,400,740
Accrued property taxes	115,221	—
Accrued professional fees	185,469	162,969
Other accrued expenses	220,555	101,961
	$1,498,088	$1,665,670

6.                    COMMITMENTS AND CONTINGENCIES

On May 19, 2010, final judgment was entered in the U.S. District Court for the Eastern District of Texas, Marshall Division for the Company which ordered that the Company recover $5,000,000 plus prejudgment interest, and ordered a permanent injunction for Becton, Dickinson and Company’s (“BD”) 1mL and 3mL Integra syringes until the expiration of certain patents.  The permanent injunction was stayed for the longer of the exhaustion of the appeal of the district court’s case or twelve months from May 19, 2010.  In June 2010, BD filed an appeal in the U.S. Court of Appeals for the Federal Circuit appealing the final judgment entered on May 19, 2010.  In July 2011, a three-judge panel of the U.S. Court of Appeals for the Federal Circuit reversed the district court’s judgment that BD’s 3mL Integra infringed the Company’s ‘224 patent and ‘077 patent.  The U.S. Court of Appeals for the Federal Circuit affirmed the district court’s judgment that the 1mL Integra infringes the Company’s ‘244 and ‘733 patents.  The U.S. Court of Appeals for the Federal Circuit also affirmed the district court’s judgment that the ‘077 patent is not invalid for anticipation or obviousness.  The Company had petitioned for a rehearing by all the judges of the Federal Circuit as to whether the three-judge panel properly construed the Company’s patent claim language in finding that the 3mL Integra did not infringe.  The Company’s petition for rehearing by all of the judges of the Federal Circuit was denied with two dissents being issued.  The Company filed a petition for certiorari asking the Supreme Court to review the matter.  That petition was denied in January of 2013. The U.S. District Court for the Eastern District of Texas is currently considering post-trial motions regarding the effect of the partial reversal without remand on the terms of the final judgment.

In May 2010, the Company and an officer’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The Company and an officer filed a Second Amended Complaint on July 23, 2010 setting forth additional detail regarding the allegations of BD’s illegal conduct.  BD filed a motion to dismiss and the U.S. District Court for the Eastern District of Texas, Marshall Division denied that motion in part and granted it in part, granting the Company the right to re-plead certain allegations by May 13, 2011.  The Company and an officer filed a Third Amended Complaint in May 2011, setting forth additional detail regarding the alleged illegal conduct by BD.  Trial was initially set for February 2012.  However, in January 2012 the parties agreed to a continuance to allow the petition for certiorari to be considered.  As stated above, the petition was denied in January of 2013.  A hearing to re-set a trial date in light of BD’s motion for continuance was held May 3, 2013.  The Court announced that it would set the case as number one for jury selection on September 3, 2013 with the trial commencing on Monday, September 9, 2013 in Tyler Texas.

In September 2007, BD and MDC Investment Holdings, Inc. (“MDC”) sued the Company in the United States District Court for the Eastern District of Texas, Texarkana Division, initially alleging that the Company is infringing two U.S. patents of MDC (6,179,812 and 7,090,656) that are licensed to BD. BD and MDC seek injunctive relief and unspecified damages.  The Company counterclaimed for declarations of non-infringement, invalidity, and unenforceability of the asserted patents.  The plaintiffs subsequently dropped allegations with regard to patent no. 7,090,656 and the Company subsequently dropped its counterclaims for unenforceability of the asserted patents.  The United States District Court for the Eastern District of Texas, Texarkana Division conducted a claims construction hearing on September 25, 2008 and issued its claims construction order on November 14, 2008.  The case has been stayed pending resolution of the Company’s first filed case against BD described above.

7.                    BUSINESS SEGMENTS

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
U.S. sales	$5,736,230	$5,987,324
North and South America sales (excluding U.S.)	592,289	229,193
Other international sales	844,593	1,213,467
Total sales, net	$7,173,112	$7,429,984

	March 31, 2013	December 31, 2012

Long-lived assets
U.S.	$11,438,268	$11,679,592
International	$214,734	$220,058

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

8.                    STOCK REPURCHASE PROGRAM

On July 10, 2012, the Company authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  Under the plan, the Company purchased 83,097 shares in the first quarter of 2013.  Notwithstanding the terms of the plan, the exact number of shares which may be purchased in the future pursuant to the plan is difficult to predict given the current market in the Company’s Common Stock.  The plan will expire on August 1, 2014 at the latest.

Pursuant to the Certificates of Designation, Preferences, Rights And Limitations of the Series I Class B and Series II Class B Convertible Preferred Stock, the Company would be prohibited from purchasing its Common Stock while dividends are in arrears.  Therefore, in order to continue the Common Stock repurchase plan, the Company plans to continue to pay dividends on the Series I Class B and Series II Class B Preferred Stock if such payments can be made in accordance with state law and other contractual obligations.  The Company paid such dividends in the following amounts to Series I Class B and Series II Class B Preferred Stockholders, respectively, on the following dates: $12,938 and $44,675 on January 21, 2013; and $12,938 and $44,675 on April 22, 2013.

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997.  Safety syringes comprised 98.8% of our sales in the first three months of 2013. We also manufacture and market the blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.

Our products have been and continue to be distributed nationally and internationally through numerous distributors.  Although we have made limited progress in some areas, such as the alternate care market, our volumes are not as high as they should be given the nature and quality of our products and the federal and state legislation requiring the use of safe needle devices. The alternate care market is composed of alternate care facilities that provide long-term nursing and out-patient surgery, emergency care, and physician services.  The fact that our progress is limited is principally due to exclusive marketing practices engaged in by BD, the dominant maker and seller of disposable syringes and other needle products, which practices have blocked us from access to the market. A suit against BD is currently pending alleging violations of state and federal antitrust acts and false advertising.  The trial date is set for September 9, 2013.

We continue to pursue various strategies to have better access to the hospital market, as well as other markets, including attempting to gain access to the market through our sales efforts, our innovative technology, introduction of new products, and, when necessary, litigation.

In the event we continue to have only limited market access and the cash provided by the litigation settlements and generated from operations becomes insufficient, we would take additional cost cutting measures to reduce cash requirements.  Such measures could result in the reduction of units being produced, the reduction of workforce, the reduction of salaries of officers and other nonhourly employees, and the deferral of royalty payments.  We took such actions at the end of the second quarter of 2009.  Salary reductions put in place in the second quarter of 2009 remain in place for executive officers, but all other employees affected by the salary reduction had their salaries increased by the amount of the reduction, effective August 6, 2012.  In addition, all regular full time employees, other than the four executive officers and employees who have not completed their probationary period, were given a 5% general wage increase effective May 6, 2013.

Section 4191 of the Internal Revenue Code, enacted by the Health Care and Education Reconciliation Act of 2010 in conjunction with the Patient Protection and Affordable Care Act provides for an excise tax of 2.3% on medical devices.  At the present time the excise tax is applicable to domestic sales of our products, except those which are sold to exempt organizations.  The majority of our sales are domestic and not in the retail market.  The tax is imposed on sales, not profits.  We estimate the impact of this tax to be in excess of one million dollars in 2013.  There is no assurance this tax can be passed along to our customers.  Through May 10, 2013, we have paid $281 thousand in Medical Device Excise Taxes.

We have brought additional molding operations to Little Elm as a cost saving measure.  The addition of four molding machines in 2012 was part of that endeavor.  We continue to focus on methods of upgrading our manufacturing capability and efficiency in order to reduce costs.

On July 10, 2012, we authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  Under the plan, we purchased 83,097 shares in the three months ended March 31, 2013.  Notwithstanding the terms of the plan, the exact number of shares which may be purchased in the future pursuant to the plan is difficult to predict given the current market in our Common Stock.

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

Product purchases from Double Dove, a Chinese manufacturer, have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the three months ended March 31, 2013, Double Dove manufactured approximately 70.8% of the units we produced.  In the event that we become unable to purchase product from Double Dove, we would need to find an alternate supplier for the 0.5mL insulin syringe, the 0.5mL autodisable syringe, and the 5mL and 10mL syringes, and we would increase domestic production for the 1mL and 3mL syringes.

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

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Dollar amounts have been rounded for ease of reading.  All period references are to the periods ended March 31, 2013 or 2012.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2013 and March 31, 2012

Domestic sales accounted for 80.0% and 80.6% of the revenues for the three months ended March 31, 2013 and 2012, respectively.  Domestic revenues decreased 4.2% principally due to lower average sales prices.  Domestic unit sales increased 8.7%.  Domestic unit sales were 71.7% of total unit sales for the three months ended March 31, 2013.  International unit sales and revenues decreased 8.3% and 0.4%, respectively.  Overall unit sales increased 3.3%.

Gross profit decreased 2.3% primarily due to lower average sales prices.  The average cost of manufactured product sold per unit decreased by 8.3%.  Gross profit as a percentage of net sales was 38.7% in 2013 compared to 38.2% in 2012 due to lower unit cost of manufacture.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 3.8% due to increased gross sales.

Operating expenses increased 18.9% or $658 thousand.  Sales and marketing costs increased due to hiring additional staff and our bonus plan.  General and administrative costs increased $498 thousand primarily due to increased patent expenses and the effect of the Medical Device Excise Tax. Through March 31, 2013, we have paid $217 thousand in Medical Device Excise Taxes.  We estimate the impact of this tax to be in excess of one million dollars in 2013.

Our operating loss was $1.4 million compared to an operating loss for the same period last year of $645 thousand due primarily to lower gross profit and increased operating expenses.

Our effective tax rate on the net loss before income taxes was 0.1% and 1.2% for the three months ended March 31, 2013 and March 31, 2012, respectively.

Discussion of Balance Sheet and Statement of Cash Flow Items

Our balance sheet remains strong with cash making up 53.3% of total assets.  Working capital was $26.0 million at March 31, 2013, a decrease of $1.4 million from December 31, 2012.

Approximately $2.1 million in cash flow in the three months ended March 31, 2013 was used by operating activities.  Our cash balance decreased primarily due to our operating loss.

We purchased 83,097 shares of our Common Stock pursuant to our Common Stock repurchase plan in the three months ended March 31, 2013.  The average share price for our repurchases in the first quarter of 2013 was $1.08.

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

CAPITAL RESOURCES

Repurchase of Common Stock

On July 10, 2012, we authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  Under the plan, we purchased 83,097 shares in the first quarter of 2013.  Notwithstanding the terms of the plan, the exact number of shares which may be purchased in the future pursuant to the plan is difficult to predict given the current market in our Common Stock.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.       Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the first quarter of 2013 or subsequent to March 31, 2013 in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                     Legal Proceedings.

Please refer to Note 6 to the financial statements for a complete description of all legal proceedings.

The following material developments have occurred in our legal proceedings since the beginning of the period covered by this report:

The Court announced that it would set our case against BD alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition as number one for jury selection on September 3, 2013 with the trial commencing on Monday, September 9, 2013 in Tyler Texas.

Item 1A.            Risk Factors.

There were no material changes in the Risk Factors applicable to the Company as set forth in our Form 10-K annual report for 2012 which was filed on April 1, 2013, and which is available on EDGAR.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1, 2013 through January 31, 2013	6,011	$0.92	6,011	$2,919,590

February 1, 2013 through February 28, 2013	4,850	$1.02	4,850	$2,914,632

March 1, 2013 through March 31, 2013	72,236	$1.10	72,236	$2,835,443

TOTAL	83,097	$1.08	83,097	$2,835,443

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

Working Capital Restrictions and Limitations on the Payment of Dividends

As of March 29, 2013, the Board of Directors declared a dividend to the Series I Class B and Series II Class B Convertible Preferred Shareholders in the aggregate amount of $57,613.  This dividend was paid on April 22, 2013.

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

Item 3.                     Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

As of the three months ended March 31, 2013, the amount of dividends in arrears was $13,000 and the total arrearage was $13,000.

Series II Class B Convertible Preferred Stock

As of the three months ended March 31, 2013, the amount of dividends in arrears was $45,000 and the total arrearage was $45,000.

Series III Class B Convertible Preferred Stock

As of the three months ended March 31, 2013, the amount of dividends in arrears was $33,000 and the total arrearage was $3,529,000.

Series IV Class B Convertible Preferred Stock

As of the three months ended March 31, 2013, the amount of dividends in arrears was $136,000 and the total arrearage was $7,017,000.

Series V Class B Convertible Preferred Stock

As of the three months ended March 31, 2013, the amount of dividends in arrears was $3,000 and the total arrearage was $933,000.

Item 5.         Other Information.

The 2013 annual meeting will be held on September 6, 2013, at 10:00 a.m. Central time at Little Elm Town Hall; 100 West Eldorado Parkway; Little Elm, Texas 75068.

Item 6.                     Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to Condensed Financial Statements**

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	May 15, 2013	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

		BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER