Form 10-Q
period 2013-06-30
RETRACTABLE TECHNOLOGIES INC
filed 2013-08-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,762,040 shares of Common Stock, no par value, outstanding as of August 1, 2013.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2013

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2013
	(unaudited)	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$19,686,834	$25,963,313
Accounts receivable, net	4,305,976	3,694,307
Inventories, net	5,940,665	4,990,253
Income taxes receivable	9,431	9,431
Other current assets	303,616	783,760
Total current assets	30,246,522	35,441,064

Property, plant, and equipment, net	11,439,275	11,899,650
Intangible and other assets, net	284,601	291,444
Total assets	$41,970,398	$47,632,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,835,641	$5,099,884
Current portion of long-term debt	304,486	315,086
Accrued compensation	714,104	809,592
Dividends payable	57,613	57,613
Accrued royalties to shareholders	567,544	129,107
Other accrued liabilities	1,434,732	1,665,670
Income taxes payable	3,751	—
Total current liabilities	6,917,871	8,076,952

Long-term debt, net of current maturities	3,680,405	3,826,210
Total liabilities	10,598,276	11,903,162

Commitments and contingencies — see Note 6

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	103,500	103,500
Series II, Class B	178,700	178,700
Series III, Class B	130,245	130,245
Series IV, Class B	542,500	542,500
Series V, Class B	40,000	46,607
Common stock, no par value	—	—
Additional paid-in capital	58,561,465	58,617,308
Retained deficit	(27,615,931)	(23,767,662)
Common stock in treasury – at cost	(568,357)	(122,202)
Total stockholders’ equity	31,372,122	35,728,996
Total liabilities and stockholders’ equity	$41,970,398	$47,632,158

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Sales, net	$6,907,233	$8,727,905	$14,080,345	$16,157,889
Cost of sales
Cost of manufactured product	4,600,227	4,743,204	8,440,321	8,796,605
Royalty expense to shareholders	567,544	654,187	1,124,509	1,190,638
Total cost of sales	5,167,771	5,397,391	9,564,830	9,987,243
Gross profit	1,739,462	3,330,514	4,515,515	6,170,646

Operating expenses:
Sales and marketing	1,079,736	1,012,079	2,143,023	1,904,723
Research and development	199,385	165,481	380,233	356,993
General and administrative	2,845,720	2,684,698	5,744,672	5,086,049
Total operating expenses	4,124,841	3,862,258	8,267,928	7,347,765
Loss from operations	(2,385,379)	(531,744)	(3,752,413)	(1,177,119)

Interest and other income	9,158	11,383	20,598	22,913
Interest expense, net	(60,640)	(70,257)	(112,703)	(142,350)
Loss before income taxes	(2,436,861)	(590,618)	(3,844,518)	(1,296,556)
Provision for income taxes	1,875	14,012	3,751	22,503
Net loss	(2,438,736)	(604,630)	(3,848,269)	(1,319,059)
Preferred stock dividend requirements	(228,999)	(229,527)	(458,067)	(459,054)
Loss applicable to common shareholders	$(2,667,735)	$(834,157)	$(4,306,336)	$(1,778,113)

Basic loss per share	$(0.10)	$(0.03)	$(0.16)	$(0.07)

Diluted loss per share	$(0.10)	$(0.03)	$(0.16)	$(0.07)

Weighted average common shares outstanding:
Basic	27,042,370	25,318,700	27,140,433	25,318,700
Diluted	27,042,370	25,318,700	27,140,433	25,318,700

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cash flows from operating activities
Net loss	$(3,848,269)	$(1,319,059)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	627,576	666,071
Share based compensation	52,775	—
Provisions for doubtful accounts	—	29,211
Provision for inventory valuation	—	60,000
Gain on disposal of assets	(1,000)	—
Accreted interest	—	3,449
(Increase) decrease in assets:
Inventories	(950,412)	1,161,036
Accounts receivable	(611,669)	(3,193,509)
Income taxes receivable	—	(30,393)
Other current assets	480,144	32,229
Increase (decrease) in liabilities:
Accounts payable	(1,264,243)	(666,418)
Other accrued liabilities	112,011	1,017,193
Income taxes payable	3,751	(10,776)
Net cash provided by (used by) operating activities	(5,399,336)	(2,250,966)

Cash flows from investing activities
Purchase of property, plant, and equipment	(160,359)	(156,879)
Proceeds from sale of assets	1,000	—
Net cash used by investing activities	(159,359)	(156,879)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(156,403)	(361,683)
Repurchase of Common Stock	(446,155)	—
Payment of Preferred Stock dividends	(115,226)	—
Net cash used by financing activities	(717,784)	(361,683)

Net decrease in cash and cash equivalents	(6,276,479)	(2,769,528)

Cash and cash equivalents at:
Beginning of period	25,963,313	25,673,263
End of period	$19,686,834	$22,903,735

Supplemental schedule of cash flow information:
Interest paid	$123,177	$138,901
Income taxes paid	$2,593	$69,399

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$57,613	$—

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

The following table reflects our significant customers in 2013 and 2012:

	Six Months ended June 30, 2013	Six Months ended June 30, 2012	Three Months ended June 30, 2013	Three Months ended June 30, 2012
Number of significant customers	2	2	2	3
Aggregate dollar amount of net sales to significant customers	$4.7 million	$4.9 million	$3.0 million	$3.9 million
Percentage of net sales to significant customers	33.8%	30.0%	44.5%	45.2%

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 71.7% and 67.6% of its finished products in the first six months of 2013 and 2012, respectively, from Double Dove, a Chinese manufacturer.  Purchases from Double Dove aggregated 72.3% and 69.6% of finished products in the three month periods ended June 30, 2013 and 2012, respectively.  In the event that the Company becomes unable to purchase such product from Double Dove, the Company would need to find an alternate supplier for its 0.5mL insulin syringe, its 2 mL, 5mL, and 10mL syringes and its autodisable syringe and increase domestic production for 1mL and 3mL syringes.

Revenue recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products that the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable and deducted from revenues in the Statements of Operations.  Accounts payable included estimated contractual allowances for $2.9 million and $3.0 million as of June 30, 2013 and December 31, 2012, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  Any product shipped or distributed for evaluation purposes is expensed.

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

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock and convertible debt. The calculation of diluted EPS excluded 0.5 million issued and outstanding stock options at June 30, 2013 and June 30, 2012, as their effect was antidilutive. The potential dilution, if any, is shown on the following schedule:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net loss	$(2,438,736)	$(604,630)	$(3,848,269)	$(1,319,059)
Preferred dividend requirements	(228,999)	(229,527)	(458,067)	(459,054)
Loss available to common shareholders after assumed conversions	$(2,667,735)	$(834,157)	$(4,306,336)	$(1,778,113)
Average common shares outstanding	27,042,370	25,318,700	27,140,433	25,318,700

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Average common and common equivalent shares outstanding - assuming dilution	27,042,370	25,318,700	27,140,433	25,318,700
Basic loss per share	$(0.10)	$(0.03)	$(0.16)	$(0.07)
Diluted loss per share	$(0.10)	$(0.03)	$(0.16)	$(0.07)

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

Recent Pronouncement

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward.  ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted.  Retrospective application is also permitted.  The adoption of ASU 2013-11, effective with the Company’s reporting period beginning January 1, 2014, is not expected to have an impact on the Company’s financial statements.

3.              INVENTORIES

Inventories consist of the following:

	June 30, 2013	December 31, 2012
Raw materials	$1,572,899	$1,692,133
Finished goods	4,607,519	3,537,872
	6,180,418	5,230,005
Inventory reserve	(239,753)	(239,752)
	$5,940,665	$4,990,253

4.              INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was (0.1)% and (1.7)% for the six months ended June 30, 2013 and June 30, 2012, respectively.  For the three months ended June 30, 2013 and June 30, 2012, the Company’s effective tax rate on the net income (loss) before income taxes was (0.1)% and (2.4)%, respectively.

5.              OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2013	December 31, 2012
Prepayments from customers	$873,887	$1,400,740
Accrued property taxes	230,442	—
Accrued professional fees	217,507	162,969
Other accrued expenses	112,896	101,961
	$1,434,732	$1,665,670

6.              COMMITMENTS AND CONTINGENCIES

On May 19, 2010, final judgment was entered in the U.S. District Court for the Eastern District of Texas, Marshall Division for the Company which ordered that the Company recover $5,000,000 plus prejudgment interest, and ordered a permanent injunction for Becton, Dickinson and Company’s (“BD”) 1mL and 3mL Integra syringes until the expiration of certain patents.  The permanent injunction was stayed for the longer of the exhaustion of the appeal of the district court’s case or twelve months from May 19, 2010.  In June 2010, BD filed an appeal in the U.S. Court of Appeals for the Federal Circuit appealing the final judgment entered on May 19, 2010.  In July 2011, a three-judge panel of the U.S. Court of Appeals for the Federal Circuit reversed the district court’s judgment that BD’s 3mL Integra infringed the Company’s ‘224 patent and ‘077 patent.  The U.S. Court of Appeals for the Federal Circuit affirmed the district court’s judgment that the 1mL Integra infringes the Company’s ‘244 and ‘733 patents.  The U.S. Court of Appeals for the Federal Circuit also affirmed the district court’s judgment that the ‘077 patent is not invalid for anticipation or obviousness.  The Company had petitioned for a rehearing by all the judges of the Federal Circuit as to whether the three-judge panel properly construed the Company’s patent claim language in finding that the 3mL Integra did not infringe.  The Company’s petition for rehearing by all of the judges of the Federal Circuit was denied with two dissents being issued.  The Company filed a petition for certiorari asking the Supreme Court to review the matter.  That petition was denied in January of 2013.  On August 7, 2013, the U.S. District Court for the Eastern District of Texas issued an order adopting the Magistrate Judge’s Report and Recommendation and denying BD’s Rule 60(b)(5) Motion to Conform Judgment to Federal Circuit Mandate. BD has given notice that it will appeal the Court’s August 7, 2013 order to the Court of Appeals for the Federal Circuit.

In May 2010, the Company and an officer’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The Company and an officer filed a Second Amended Complaint on July 23, 2010 setting forth additional detail regarding the allegations of BD’s illegal conduct.  BD filed a motion to dismiss and the U.S. District Court for the Eastern District of Texas, Marshall Division denied that motion in part and granted it in part, granting the Company the right to re-plead certain allegations by May 13, 2011.  The Company and an officer filed a Third Amended Complaint in May 2011, setting forth additional detail regarding the alleged illegal conduct by BD.  Trial was initially set for February 2012.  However, in January 2012 the parties agreed to a continuance to allow the petition for certiorari to be considered.  As stated above, the petition was denied in January of 2013.  A hearing to re-set a trial date in light of BD’s motion for continuance was held May 3, 2013.  This case is set for jury selection on September 3, 2013 with the trial commencing on Monday, September 9, 2013 in Tyler, Texas.

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

7.              BUSINESS SEGMENTS

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
U.S. sales	$4,769,084	$6,798,877	$10,505,314	$12,786,202
North and South America sales (excluding U.S.)	1,897,631	190,779	2,489,920	419,972
Other international sales	240,518	1,738,249	1,085,111	2,951,715
Total sales, net	$6,907,233	$8,727,905	$14,080,345	$16,157,889

	June 30, 2013	December 31, 2012
Long-lived assets
U.S.	$11,229,865	$11,679,592
International	$209,410	$220,058

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

8.              STOCK REPURCHASE PROGRAM

On July 10, 2012, the Company authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  Under the plan, the Company purchased 255,812 and 338,909 shares in the three and six months ended June 30, 2013, respectively.  Notwithstanding the terms of the plan, the exact number of shares which may be purchased in the future pursuant to the plan is difficult to predict given the current market in the Company’s Common Stock.  The plan will expire on August 1, 2014 at the latest.

Pursuant to the Certificates of Designation, Preferences, Rights And Limitations of the Series I Class B and Series II Class B Convertible Preferred Stock, the Company would be prohibited from purchasing its Common Stock while dividends are in arrears.  Therefore, in order to continue the Common Stock repurchase plan, the Company plans to continue to pay dividends on the Series I Class B and Series II Class B Preferred Stock if such payments can be made in accordance with state law and other contractual obligations.  The Company paid dividends to Series I Class B Preferred Stockholders in the amount of $12,938 on January 21, April 22, and July 22, 2013.  The Company paid dividends to Series II Class B Preferred Stockholders in the amount of $44,675 on the same dates listed in the preceding sentence.

9.              STOCK OPTION GRANT

The Compensation and Benefits Committee approved a grant of a non-qualified stock option pursuant to the 2008 Stock Option Plan to Walter O. Bigby, Jr. for the purchase of 50,000 shares of Common Stock on May 14, 2013. Related share based compensation of $52,755 is included in general and administrative expense in the accompanying Condensed Statements of Operations.

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997.  Safety syringes comprised 98.6% of our sales in the first six months of 2013. We also manufacture and market the blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.

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

Section 4191 of the Internal Revenue Code, enacted by the Health Care and Education Reconciliation Act of 2010 in conjunction with the Patient Protection and Affordable Care Act provides for an excise tax of 2.3% on medical devices.  At the present time the excise tax is applicable to domestic sales of our products, except those which are sold to exempt organizations.  The majority of our sales are domestic and not in the retail market.  The tax is imposed on sales, not profits.  We estimate the impact of this tax to be in excess of one million dollars in 2013.  There is no assurance this tax can be passed along to our customers.  Through August 5, 2013, we have paid $460 thousand in Medical Device Excise Taxes.

We have brought additional molding operations to Little Elm as a cost saving measure.  The addition of four molding machines in 2012 was part of that endeavor.  We continue to focus on methods of upgrading our manufacturing capability and efficiency in order to reduce costs.

On July 10, 2012, we authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  Under the plan, we purchased 255,812 and 338,909 shares in the three and six months ended June 30, 2013, respectively.  Notwithstanding the terms of the plan, the exact number of shares which may be purchased in the future pursuant to the plan is difficult to predict given the current market in our Common Stock.

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

Product purchases from Double Dove, a Chinese manufacturer, have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the six months ended June 30, 2013, Double Dove manufactured approximately 71.7% of the units we produced.  In the event that we become unable to purchase product from Double Dove, we would need to find an alternate supplier for the 0.5mL insulin syringe, the 0.5mL autodisable syringe, and the 5mL and 10mL syringes, and we would increase domestic production for the 1mL and 3mL syringes.

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

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Dollar amounts have been rounded for ease of reading.  All period references are to the periods ended June 30, 2013 or 2012.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2013 and June 30, 2012

Domestic sales accounted for 69.0% and 77.9% of the revenues for the three months ended June 30, 2013 and 2012, respectively.  Domestic revenues decreased 29.9% principally due to lower average selling prices and lower volumes.  Domestic unit sales decreased 18.7% due to decreased sales of the 1mL syringe.  Domestic unit sales were 55.6% of total unit sales for the three months ended June 30, 2013.  International revenue and unit sales increased 10.8% and 15.6%, respectively, due to higher South American sales.  Overall unit sales decreased 6.3%.

Gross profit decreased 47.8% primarily due to lower average domestic sales volume and lower domestic sales prices.  The average cost of manufactured product sold per unit increased by 3.5% principally due to reducing capitalized cost of inventory.  Gross profit as a percentage of net sales was 25.2% in the three months ended June 30, 2013 as compared to 38.2% in 2012 due to lower average sales prices.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.

Operating expenses increased 6.8% or $263 thousand.  The principal cause of the increase was the Medical Device Excise Tax of $234 thousand.

Our operating loss was $2.4 million compared to an operating loss for the same period last year of $532 thousand due primarily to lower gross profit and higher operating expenses.

Our effective tax rate on the net loss before income taxes was (0.1)% and (2.4)% for the three months ended June 30, 2013 and June 30, 2012, respectively.

Comparison of Six Months Ended June 30, 2013 and June 30, 2012

Domestic sales accounted for 74.6% and 79.1% of the revenues for the six months ended June 30, 2013 and 2012, respectively.  Domestic revenues decreased 17.8% principally due to decreased average sales prices and lower volumes.  Domestic unit sales decreased 6.3% due to lower sales of the 1mL and 3mL syringes.  Domestic unit sales were 63.0% of total unit sales for the six months ended June 30, 2013.  International revenues and unit sales increased 6.0% and 5.9%, respectively due to higher South American sales.  Overall unit sales decreased 2.1%.

Gross profit decreased 26.8% primarily due to lower average domestic sales prices and lower domestic sales volume.  The average cost of manufactured product sold per unit decreased by 2.0% due to higher production volumes.  Gross profit as a percentage of net sales was 32.1% in the six months ended June 30, 2013 as compared to 38.2% in 2012 due to lower average sales prices.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.

Operating expenses increased 12.5% or $920 thousand.  The increase in operating expense is due to the Medical Device Excise Tax ($451 thousand), increased staffing in Sales and Marketing, and legal fees for patents.  The increase was mitigated by lower litigation costs.

Our operating loss was $3.8 million compared to an operating loss for the same period last year of $1.2 million due primarily to lower sales volumes and higher unit costs as well as increased operating expenses.

Our effective tax rate on the net loss before income taxes was (0.1)% and (1.7)% for the six months ended June 30, 2013 and June 30, 2012, respectively.

Discussion of Balance Sheet and Statement of Cash Flow Items

Our balance sheet remains strong with cash making up 46.9% of total assets.  Working capital was $23.3 million at June 30, 2013, a decrease of $4.0 million from December 31, 2012.

Approximately $5.4 million in cash flow in the six months ended June 30, 2013 was used by operating activities.  Our cash balance decreased primarily due to a combination of lower gross profit, decreased accounts payable of $1.3 million, and increased accounts receivable of $613 thousand, and an increase in inventories of $950 thousand.  These working capital items tend to fluctuate from period to period depending upon our timing of payments, the timing of billing and cash receipts for those billings, and inventory management for the upcoming period.  Additional uses of cash include our repurchase of Common Stock for $446 thousand and preferred stock dividends of $115 thousand.

We purchased 338,909 shares of our Common Stock pursuant to our Common Stock repurchase plan in the six months ended June 30, 2013.  The average share price for our repurchases in the six months ended June 30, 2013 was $1.25.

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

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable supplier arrangements and relationships could result in the need to manufacture all (as opposed to 27.1%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

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

CAPITAL RESOURCES

Repurchase of Common Stock

On July 10, 2012, we authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  Under the plan, we purchased 255,812 and 308,909 shares in the three and six months ended June 30, 2013, respectively.  Notwithstanding the terms of the plan, the exact number of shares which may be purchased in the future pursuant to the plan is difficult to predict given the current market in our Common Stock.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.       Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the second quarter of 2013 or subsequent to June 30, 2013 in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.       Legal Proceedings.

Please refer to Note 6 to the financial statements for a complete description of all legal proceedings.

Item 1A.    Risk Factors.

There were no material changes in the Risk Factors applicable to the Company as set forth in our Form 10-K annual report for 2012 which was filed on April 1, 2013, and which is available on EDGAR.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 through April 30, 2013	85,853	$1.23	85,853	$2,729,994
May 1, 2013 through May 31, 2013	101,196	$1.30	101,196	$2,598,182
June 1, 2013 through June 30, 2013	68,763	$1.39	68,763	$2,502,959
TOTAL	255,812	$1.30	255,812	$2,502,959

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

Working Capital Restrictions and Limitations on the Payment of Dividends

As of June 26, 2013, the Board of Directors declared a dividend to the Series I Class B and Series II Class B Convertible Preferred Shareholders in the aggregate amount of $57,613.  This dividend was paid on July 22, 2013.

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

Item 3.       Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

As of the six months ended June 30, 2013, the amount of dividends in arrears was $13,000 and the total arrearage was $13,000.

Series II Class B Convertible Preferred Stock

As of the six months ended June 30, 2013, the amount of dividends in arrears was $45,000 and the total arrearage was $45,000.

Series III Class B Convertible Preferred Stock

As of the six months ended June 30, 2013, the amount of dividends in arrears was $65,000 and the total arrearage was $3,562,000.

Series IV Class B Convertible Preferred Stock

As of the six months ended June 30, 2013, the amount of dividends in arrears was $271,000 and the total arrearage was $7,152,000.

Series V Class B Convertible Preferred Stock

As of the six months ended June 30, 2013, the amount of dividends in arrears was $6,000 and the total arrearage was $936,000.

Item 5.       Other Information.

Our annual meeting of shareholders will be held on September 6, 2013 at 10:00 a.m. Central time and we are soliciting the vote of shareholders of Common Stock with regard to the election of Class 1 Directors as well as advisory votes on executive compensation and the frequency of executive compensation advisory votes.  The Proxy Statement has been delivered via the notice and access method, meaning most Common Stockholders will generally only receive a short notice notifying them of where they can download copies of the proxy materials.  Shareholders desiring paper copies of the proxy materials may request them.

Item 6.       Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Statements of Operations for the six months and three months ended June 30, 2013 and 2012, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	August 14, 2013	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

		BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER