Form 10-Q
period 2013-09-30
RETRACTABLE TECHNOLOGIES INC
filed 2013-11-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,972,837 shares of Common Stock, no par value, outstanding on November 1, 2013.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2013

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$27,271,755	$25,963,313
Accounts receivable, net	4,811,675	3,694,307
Inventories, net	6,112,447	4,990,253
Income taxes receivable	9,431	9,431
Other current assets	323,507	783,760
Total current assets	38,528,815	35,441,064

Property, plant, and equipment, net	11,156,235	11,899,650
Intangible and other assets, net	282,283	291,444
Total assets	$49,967,333	$47,632,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,201,493	$5,099,884
Litigation proceeds subject to stipulation	7,724,826	—
Current portion of long-term debt	279,083	315,086
Accrued compensation	605,221	809,592
Dividends payable	—	57,613
Accrued royalties to shareholders	748,044	129,107
Other accrued liabilities	1,778,570	1,665,670
Income taxes payable	63,328	—
Total current liabilities	16,400,565	8,076,952

Long-term debt, net of current maturities	3,625,957	3,826,210
Total liabilities	20,026,522	11,903,162

Commitments and contingencies — see Note 6

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	103,500	103,500
Series II, Class B	178,700	178,700
Series III, Class B	130,245	130,245
Series IV, Class B	542,500	542,500
Series V, Class B	40,000	46,607
Common stock, no par value	—	—
Additional paid-in capital	58,598,790	58,617,308
Retained deficit	(28,556,315)	(23,767,662)
Common stock in treasury – at cost	(1,096,609)	(122,202)
Total stockholders’ equity	29,940,811	35,728,996
Total liabilities and stockholders’ equity	$49,967,333	$47,632,158

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Sales, net	$9,160,278	$9,444,157	$23,240,623	$25,602,046
Cost of sales
Cost of manufactured product	5,094,432	5,318,351	13,534,753	14,114,956
Royalty expense to shareholders	748,044	772,142	1,872,553	1,962,780
Total cost of sales	5,842,476	6,090,493	15,407,306	16,077,736
Gross profit	3,317,802	3,353,664	7,833,317	9,524,310

Operating expenses:
Sales and marketing	1,092,505	1,034,419	3,235,528	2,939,142
Research and development	267,991	244,015	648,224	601,008
General and administrative	2,782,623	2,286,614	8,527,295	7,372,663
Total operating expenses	4,143,119	3,565,048	12,411,047	10,912,813
Loss from operations	(825,317)	(211,384)	(4,577,730)	(1,388,503)

Interest and other income	6,551	11,286	27,149	34,199
Interest expense, net	(59,533)	(68,994)	(172,236)	(211,344)
Loss before income taxes	(878,299)	(269,092)	(4,722,817)	(1,565,648)
Provision for income taxes	62,085	3,869	65,836	26,372
Net loss	(940,384)	(272,961)	(4,788,653)	(1,592,020)
Preferred stock dividend requirements	(228,999)	(229,527)	(687,066)	(688,581)
Loss applicable to common shareholders	$(1,169,383)	$(502,488)	$(5,475,719)	$(2,280,601)

Basic loss per share	$(0.04)	$(0.02)	$(0.20)	$(0.09)

Diluted loss per share	$(0.04)	$(0.02)	$(0.20)	$(0.09)

Weighted average common shares outstanding - basic and diluted	26,719,608	26,972,818	27,000,158	25,870,073

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Cash flows from operating activities
Net loss	$(4,788,653)	$(1,592,020)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	957,090	986,761
Share based compensation	52,775	—
Provision for doubtful accounts	50,000	30,854
Provision for inventory valuation	—	90,000
Gain on disposal of assets	(1,000)	—
Accreted interest	—	3,773
(Increase) decrease in assets:
Inventories	(1,122,194)	1,201,385
Accounts receivable	(1,167,368)	(1,675,218)
Income taxes receivable	—	(39,849)
Other current assets	460,253	(454,412)
Increase (decrease) in liabilities:
Accounts payable	101,609	(761,912)
Litigation proceeds subject to stipulation	7,724,826	—
Other accrued liabilities	527,466	1,009,720
Income taxes payable	63,328	(1,174)
Net cash provided by (used by) operating activities	2,858,132	(1,202,092)

Cash flows from investing activities
Purchase of property, plant, and equipment	(204,514)	(282,560)
Proceeds from sale of assets	1,000	—
Net cash used by investing activities	(203,514)	(282,560)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(236,255)	(543,293)
Proceeds from the exercise of stock options	37,325	1,620,000
Repurchase of Common Stock	(974,407)	(83,792)
Payment of Preferred Stock dividends	(172,839)	(172,838)
Net cash provided by (used by) financing activities	(1,346,176)	820,077

Net increase (decrease) in cash and cash equivalents	1,308,442	(664,575)

Cash and cash equivalents at:
Beginning of period	25,963,313	25,673,263
End of period	$27,271,755	$25,008,688

Supplemental schedule of cash flow information:
Interest paid	$182,711	$207,571
Income taxes paid	$7,988	$71,328

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$—	$57,613

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

The Company requires certain customers to make a prepayment prior to beginning production or shipment of their order.  Customers may apply such prepayments to their outstanding invoices or pay the invoice and continue to carry forward the deposit for future orders.  Such amounts are included in Other accrued liabilities on the Condensed Balance Sheets and are shown in Note 5, Other Accrued Liabilities.

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

The following table reflects our significant customers in 2013 and 2012:

	Nine Months ended September 30, 2013	Nine Months ended September 30, 2012	Three Months ended September 30, 2013	Three Months ended September 30, 2012
Number of significant customers	2	3	3	2
Aggregate dollar amount of net sales to significant customers	$7.6 million	$10.6 million	$4.3 million	$3.4 million
Percentage of net sales to significant customers	32.9%	41.3%	47.4%	35.6%

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 73.1% and 69.6% of its finished products in the first nine months of 2013 and 2012, respectively, from Double Dove, a Chinese manufacturer.  Purchases from Double Dove aggregated 75.6% and 71.9% of finished products in the three month periods ended September 30, 2013 and 2012, respectively.  In the event that the Company becomes unable to purchase such product from Double Dove, the Company would need to find an alternate supplier for its 0.5mL insulin syringe, its 2 mL, 5mL, and 10mL syringes and its autodisable syringe and increase domestic production for 1mL and 3mL syringes.

Revenue recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products that the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company.  If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable and deducted from revenues in the Statements of Operations.  Accounts payable included estimated contractual allowances for $4.4 million and $3.0 million as of September 30, 2013 and December 31, 2012, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  Any product shipped or distributed for evaluation purposes is expensed.

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

Litigation Proceeds

Proceeds from litigation are recognized when realizable.  Generally, realization is not reasonably assured and expected until proceeds are collected.  See Note 6, COMMITMENTS AND CONTINGENCIES, for a discussion of proceeds received from Becton Dickinson and Company (“BD”) pursuant to a stipulation in the patent infringement case Retractable Technologies, Inc. and Thomas Shaw v. Becton Dickinson and Company, Civil Action No. 2:07-cv-250, in the U.S. District Court for the Eastern District of Texas, Marshall Division.

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

The Company provides for deferred income taxes through utilizing an asset and liability approach for financial accounting and reporting based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such differences reverse in future periods.  Deferred tax assets are periodically reviewed for realizability.  The Company has established a valuation allowance for its net deferred tax asset as future taxable income cannot be reasonably assured.  Penalties and interest related to income tax are classified as General and administrative expense and Interest expense, respectively, in the Condensed Statements of Operations.

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock and convertible debt.  The calculation of diluted EPS excluded 1,640,480 and 1,076,523 issued and outstanding stock options for the three and nine months ended September 30, 2013, respectively; and 666,899 and 759,620 issued and outstanding stock options for the three and nine months ended September 30, 2012, respectively, as their effect was antidilutive.  The potential dilution, if any, is shown on the following schedule:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net loss	$(940,384)	$(272,961)	$(4,788,653)	$(1,592,020)
Preferred dividend requirements	(228,999)	(229,527)	(687,065)	(688,581)
Loss applicable to common shareholders	$(1,169,383)	$(502,488)	$(5,475,718)	$(2,280,601)
Weighted average common shares outstanding - basic and diluted	26,719,608	26,972,818	27,000,158	25,870,073
Basic loss per share	$(0.04)	$(0.02)	$(0.20)	$(0.09)
Diluted loss per share	$(0.04)	$(0.02)	$(0.20)	$(0.09)

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

3.       INVENTORIES

Inventories consist of the following:

	September 30, 2013	December 31, 2012
Raw materials	$1,681,029	$1,692,133
Finished goods	4,671,170	3,537,872
	6,352,199	5,230,005
Inventory reserve	(239,752)	(239,752)
	$6,112,447	$4,990,253

4.       INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was (1.4)% and (1.7)% for the nine months ended September 30, 2013 and September 30, 2012, respectively.  For the three months ended September 30, 2013 and September 30, 2012, the Company’s effective tax rate on the net loss before income taxes was (7.1)% and (1.4)%, respectively.

5.       OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2013	December 31, 2012
Prepayments from customers	$1,216,157	$1,400,740
Accrued property taxes	307,342	—
Accrued professional fees	122,685	162,969
Other accrued expenses	132,386	101,961
	$1,778,570	$1,665,670

6.       COMMITMENTS AND CONTINGENCIES

On May 19, 2010, final judgment was entered in the U.S. District Court for the Eastern District of Texas, Marshall Division for the Company which ordered that the Company recover $5,000,000 plus prejudgment and post-judgment interest, and ordered a permanent injunction for BD’s 1mL and 3mL Integra syringes until the expiration of certain patents.  The permanent injunction was stayed for the longer of the exhaustion of the appeal of the district court’s case or twelve months from May 19, 2010.  In June 2010, BD filed an appeal in the U.S. Court of Appeals for the Federal Circuit appealing the final judgment entered on May 19, 2010.  In July 2011, a three-judge panel of the U.S. Court of Appeals for the Federal Circuit reversed the district court’s judgment that BD’s 3mL Integra infringed the Company’s ‘224 patent and ‘077 patent.  The U.S. Court of Appeals for the Federal Circuit affirmed the district court’s judgment that the 1mL Integra infringes the Company’s ‘244 and ‘733 patents.  The U.S. Court of Appeals for the Federal Circuit also affirmed the district court’s judgment that the ‘077 patent is not invalid for anticipation or obviousness.  The Company had petitioned for a rehearing by all the judges of the Federal Circuit as to whether the three-judge panel properly construed the Company’s patent claim language in finding that the 3mL Integra did not infringe.  The Company’s petition for rehearing by all of the judges of the Federal Circuit was denied with two dissents being issued.  The Company filed a petition for certiorari asking the Supreme Court to review the matter.  That petition was denied in January of 2013.  On August 7, 2013, the U.S. District Court for the Eastern District of Texas issued an order adopting the Magistrate Judge’s Report and Recommendation and denying BD’s Rule 60 motion seeking a reduction in damages.  On October 29, 2013, BD filed its Notice of Appeal of the August 7, 2013 order to the Federal Circuit.  On September 30, 2013, the Company received payment of $7,724,826 (the “Judgment Amount”) from BD pursuant to a stipulation in this case.  The stipulation provides that if, as a result of BD’s appeal of the District Court’s denial of BD’s Rule 60 motion, it is judicially determined that BD owes an amount less than the Judgment Amount, BD shall be entitled to restitution by the Company of any excess payment, with interest.  Otherwise, the payment of the Judgment Amount shall constitute satisfaction of the patent infringement judgment and BD shall owe no further money damages to the Company in this case.  The Judgment Amount has been reflected as a current liability in the Condensed Balance Sheets since the proceeds are not yet realizable.

In May 2010, the Company and an officer’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The Company and an officer filed a Second Amended Complaint on July 23, 2010 setting forth additional detail regarding the allegations of BD’s illegal conduct.  BD filed a motion to dismiss and the U.S. District Court for the Eastern District of Texas, Marshall Division denied that motion in part and granted it in part, granting the Company the right to re-plead certain allegations by May 13, 2011.  The Company and an officer filed a Third Amended Complaint in May 2011, setting forth additional detail regarding the alleged illegal conduct by BD.  Trial was initially set for February

2012.  However, in January 2012 the parties agreed to a continuance to allow the petition for certiorari to be considered.  As stated above, the petition was denied in January of 2013.  A hearing to re-set a trial date in light of BD’s motion for continuance was held May 3, 2013.  The trial commenced on September 9, 2013 in Tyler, Texas, and the jury returned its verdict on September 19, 2013, finding that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded the Company $113,508,014 in damages for the antitrust claim, which is subject to being trebled pursuant to statute.  A final judgment in this matter has not been entered by the Court yet.  The Court has set a hearing for post-trial motions on December 12, 2013.  BD has stated that it plans to appeal the verdict.

In September 2007, BD and MDC Investment Holdings, Inc. (“MDC”) sued the Company in the United States District Court for the Eastern District of Texas, Texarkana Division, initially alleging that the Company is infringing two U.S. patents of MDC (6,179,812 and 7,090,656) that are licensed to BD. BD and MDC seek injunctive relief and unspecified damages.  The Company counterclaimed for declarations of non-infringement, invalidity, and unenforceability of the asserted patents.  The plaintiffs subsequently dropped allegations with regard to patent no. 7,090,656 and the Company subsequently dropped its counterclaims for unenforceability of the asserted patents.  The United States District Court for the Eastern District of Texas, Texarkana Division conducted a claims construction hearing on September 25, 2008 and issued its claims construction order on November 14, 2008.  The case has been stayed pending resolution of the Company’s first filed case against BD described above.  As of November 7, 2013, there has been no activity in this case since the stay.

7.       BUSINESS SEGMENTS

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
U.S. sales	$7,350,342	$7,157,486	$17,855,657	$19,943,687
North and South America sales (excluding U.S.)	456,712	124,988	2,946,631	544,960
Other international sales	1,353,224	2,161,683	2,438,335	5,113,399
Total sales	$9,160,278	$9,444,157	$23,240,623	$25,602,046

	September 30, 2013	December 31, 2012
Long-lived assets
U.S.	$10,916,085	$11,679,592
International	$240,150	$220,058

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

8.       STOCK REPURCHASE PROGRAM

On July 10, 2012, the Company authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  Under the plan, the Company purchased 316,909 and 655,818 shares in the three and nine months ended September 30, 2013, respectively.  The plan was terminated effective August 30, 2013.

Pursuant to the Certificates of Designation, Preferences, Rights And Limitations of the Series I Class B and Series II Class B Convertible Preferred Stock, the Company would have been prohibited from purchasing its Common Stock while dividends were in arrears.  Therefore, to facilitate the Common Stock repurchase plan, the Company paid dividends on the Series I Class B Preferred Stock in the amount of $12,938 on January 21, April 22, and July 22, 2013.  The Company paid dividends to Series II Class B Preferred Stockholders in the amount of $44,675 on the same dates listed in the preceding sentence.

9.      STOCK OPTION GRANT

The Compensation and Benefits Committee approved a grant of a non-qualified stock option pursuant to the 2008 Stock Option Plan to Walter O. Bigby, Jr. for the purchase of 50,000 shares of Common Stock on May 14, 2013.  Related share based compensation of $52,755 is included in general and administrative expense in the accompanying Condensed Statements of Operations.

10.    DIVIDENDS

On October 21, 2013, the Board of Directors declared a dividend on the Series I Class B Preferred Stock in the amount of $12,938 which was paid on November 11, 2013.  The Company also paid declared and paid dividends to Series II Class B Preferred Stockholders in the amount of $44,675 on the same dates.  See Note 8 for information about dividends paid during the term of the Stock Repurchase Program.

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997.  Safety syringes comprised 98.6% of our sales in the first nine months of 2013. We also manufacture and market the blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.

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

We have reported in the past that our progress is limited principally due to exclusive marketing practices engaged in by BD, the dominant maker and seller of disposable syringes.  On September 19, 2013, a Texas jury returned a verdict in our litigation against BD, finding that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded us $113,508,014 in damages for the antitrust claim, which is subject to being trebled pursuant to statute.  A final judgment in this matter has not been entered by the Court yet.  The Court has set a hearing for post-trial motions on December 12, 2013.  BD has stated that it plans to appeal the verdict.  We have not received the $113,508,014 or any other amounts pursuant to the verdict in the aforementioned antitrust litigation against BD.

We continue to pursue various strategies to have better access to the hospital market, as well as other markets, including attempting to gain access to the market through our sales efforts, our innovative technology, introduction of new products, and, when necessary, litigation.

In the event we continue to have only limited market access and the cash provided by operations becomes insufficient, we would take additional cost cutting measures to reduce cash requirements.  Such measures could result in the reduction of units being produced, the reduction of workforce, the reduction of salaries of officers and other nonhourly employees, and the deferral of royalty payments.  We took such actions at the end of the second quarter of 2009.  All employees affected by the salary reduction had their salaries increased by the amount of the reduction.  Such increase was effective for most employees on August 6, 2012 and was effective for four of our executive officers on October 28, 2013.

On September 30, 2013, we received payment of $7,724,826 (the “Judgment Amount”) from BD pursuant to a stipulation in the patent infringement case Retractable Technologies, Inc. and Thomas Shaw v. Becton Dickinson and Company, Civil Action No. 2:07-cv-250, in the U.S. District Court for the Eastern District of Texas, Marshall Division.  The stipulation provides that if, as a result of BD’s appeal of the District Court’s denial of BD’s Rule 60(B)(5) motion, it is judicially determined that BD owes an amount less than the Judgment Amount, BD shall be entitled to restitution by us of any excess payment, with interest.  Otherwise, the payment of the Judgment Amount shall constitute satisfaction of the patent infringement judgment and BD shall owe no further money damages to us in the patent infringement case.  The Judgment Amount is included as cash on the balance sheet and shown as a liability on the balance sheet under “Litigation proceeds subject to stipulation”.  The Judgment Amount is only related to the patent infringement portion of the claims against BD.

Section 4191 of the Internal Revenue Code, enacted by the Health Care and Education Reconciliation Act of 2010 in conjunction with the Patient Protection and Affordable Care Act provides for an excise tax of 2.3% on medical devices.  At the present time the excise tax is applicable to domestic sales of our products, except those which are sold to exempt organizations.  The majority of our sales are domestic and not in the retail market.  The tax is imposed on sales, not profits.  We estimate the impact of this tax to be in excess of one million dollars in 2013.  There is no assurance this tax can be passed along to our customers.  Through November 4, 2013, we have paid $769 thousand in Medical Device Excise Taxes.

We have brought additional molding operations to Little Elm as a cost saving measure.  The addition of four molding machines in 2012 was part of that endeavor.  We continue to focus on methods of upgrading our manufacturing capability and efficiency in order to reduce costs.

On July 10, 2012, we authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  Under the plan, we purchased 316,909 and 655,818 shares in the three and nine months ended September 30, 2013, respectively.  The plan was terminated effective August 30, 2013.

Pursuant to the Certificates of Designation, Preferences, Rights And Limitations of the Series I Class B and Series II Class B Convertible Preferred Stock, we would be prohibited from purchasing our Common Stock while dividends were in arrears.  Therefore, to facilitate the Common Stock repurchase plan, we paid quarterly dividends on the Series I Class B and Series II Class B Preferred Stock during the term of the repurchase plan.  Notwithstanding the termination of the repurchase plan, the Board of Directors on October 21, 2013 authorized dividends to be paid to the Series I Class B and Series II Class B Preferred Stockholders for the third quarter of 2013 as well.  Such dividends were paid on November 11, 2013 in the total cumulative amount of $57,613.

Product purchases from Double Dove, a Chinese manufacturer, have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the nine months ended September 30, 2013, Double Dove manufactured approximately 73.1% of the units we produced.  In the event that we become unable to purchase product from Double Dove, we would need to find an alternate supplier for the 0.5mL insulin syringe, the 0.5mL autodisable syringe, and the 5mL and 10mL syringes, and we would increase domestic production for the 1mL and 3mL syringes.

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

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Dollar amounts have been rounded for ease of reading.  All period references are to the periods ended September 30, 2013 or 2012.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2013 and September 30, 2012

Domestic sales accounted for 80.2% and 75.8% of the revenues for the three months ended September 30, 2013 and 2012, respectively.  Domestic revenues increased 2.7%.  Domestic unit sales increased 8.3% principally due to increased sales volume of the 1mL syringe.  Domestic unit sales were 72.3% of total unit sales for the three months ended September 30, 2013.  International revenues decreased from $2.3 million in 2012 to $1.8 million in 2013, primarily due to lower 1mL syringe sales.  Overall unit sales decreased 3.2%.

Gross profit decreased 1.1%.  The cost of manufactured product decreased by 4.2% due to lower cost per unit and lower sales volume.  Gross profit as a percentage of net sales was 36.2% in the three months ended September 30, 2013 as compared to 35.5% in 2012.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense decreased 3.1% due to a slight decrease in gross sales.

Operating expenses increased 16.2%.  The increase is principally due to additional taxes, other than income taxes, of $298,000, of which $266,000 is the Medical Device Excise Tax.  Our patent expense also increased, as well and compensation and insurance costs.

Our operating loss was $825 thousand compared to an operating loss for the same period last year of $211 thousand due primarily to higher operating costs and marginally lower gross profit.

Our effective tax rate on the net loss before income taxes was (7.1)% and (1.4)% for the three months ended September 30, 2013 and September 30, 2012, respectively.

Comparison of Nine Months Ended September 30, 2013 and September 30, 2012

Domestic sales accounted for 76.8% and 77.9% of the revenues for the nine months ended September 30, 2013 and 2012, respectively.  Domestic revenues decreased 10.5% principally due to lower 1mL syringe revenues.  Domestic unit sales decreased 0.4%.  Domestic unit sales were 66.9% of total unit sales for the nine months ended September 30, 2013.  International revenues decreased from $5.7 million in 2012 to $5.4 million in 2013 primarily due to lower 5mL and 10mL syringe revenues mitigated by higher 1mL syringe revenues.  Overall unit sales decreased 2.6%.

Gross profit decreased 17.8% primarily due to lower average sales prices and lower unit sales.  The average cost of manufactured product sold per unit decreased by 1.6%.  Gross profit as a percentage of net sales was 33.7% in the nine months ended September 30, 2013 as compared to 37.2% in 2012 due to lower average sales prices mitigated by lower cost of manufactured product.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense decreased 4.6% due to lower gross sales.

Operating expenses increased 13.7% due to higher taxes other than income taxes, primarily attributable to the Medical Device Excise Tax of $717,000, increased legal fees related to patents, and compensation and insurance costs.

Our operating loss was $4.6 million compared to an operating loss for the same period last year of $1.4 million due primarily to lower gross profit and higher operating expenses.

Our effective tax rate on the net loss before income taxes was (1.4)% and (1.7)% for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Discussion of Balance Sheet and Statement of Cash Flow Items

Our balance sheet remains strong with cash making up 54.6% of total assets.  Working capital was $22.1 million at September 30, 2013, a decrease of $5.2 million from December 31, 2012.

On September 30, 2013, we received payment of $7,724,826 from BD pursuant to a stipulation in the patent infringement case Retractable Technologies, Inc. and Thomas Shaw v. Becton Dickinson and Company, Civil Action No. 2:07-cv-250, in the U.S. District Court for the Eastern District of Texas, Marshall Division.  Such amount is included as cash on the balance sheet and shown as a liability on the balance sheet under “Litigation proceeds subject to stipulation”.

Approximately $2.9 million in cash flow in the nine months ended September 30, 2013 was provided by operating activities.  Our cash balance increased primarily due to the payment of $7.7 million by BD, mitigated by our Net loss and increases in Inventories and Receivables.

We purchased 655,818 shares of our Common Stock pursuant to our Common Stock repurchase plan in the nine months ended September 30, 2013.  The average share price for our repurchases in the nine months ended September 30, 2013 was $1.43.  The repurchase plan was terminated effective August 30, 2013.

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

Internal Sources of Liquidity

Margins and Market Access

To routinely achieve break even quarters, we need minimal access to hospital markets which has been difficult to obtain.  We will continue to attempt to gain access to the market through our sales efforts, innovative technology, the introduction of new products, and, when necessary, litigation.

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

On September 30, 2013, we received payment of $7,724,826 from BD pursuant to a stipulation in the patent infringement case Retractable Technologies, Inc. and Thomas Shaw v. Becton Dickinson and Company, Civil Action No. 2:07-cv-250, in the U.S. District Court for the Eastern District of Texas, Marshall Division.  Such amount is included as cash on the balance sheet and shown as a liability on the balance sheet under “Litigation proceeds subject to stipulation”.

On September 19, 2013, a Texas jury returned a verdict in our litigation against BD, finding that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded us $113,508,014 in damages for the antitrust claim, which is subject to being trebled pursuant to statute.  A final judgment in this matter has not been entered by the Court yet.  The Court has set a hearing for post-trial motions on December 12, 2013.  BD has stated that it plans to appeal the verdict.  We have not received the $113,508,014 or any other amounts pursuant to the verdict in the aforementioned antitrust litigation against BD.

CAPITAL RESOURCES

Repurchase of Common Stock

On July 10, 2012, we authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  Under the plan, we purchased 316,909 and 655,818 shares in the three and nine months ended September 30, 2013, respectively.  The repurchase plan was terminated as of August 30, 2013.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the third quarter of 2013 or subsequent to September 30, 2013 in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.       Legal Proceedings.

Please refer to Note 6 to the financial statements for a complete description of all legal proceedings.

Item 1A.    Risk Factors.

There were no material changes in the Risk Factors applicable to the Company as set forth in our Form 10-K annual report for 2012 which was filed on April 1, 2013, and which is available on EDGAR.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 through July 31, 2013	150,492	$1.58	150,492	$0
August 1, 2013 through August 31, 2013	166,417	$1.68	166,417	$0
September 1, 2013 through September 30, 2013	—	—	—	$0
TOTAL	316,909	$1.63	316,909	$0

These shares were purchased pursuant to our Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, announced on Form 8-K on July 12, 2012.  On July 10, 2012, the Board of Directors authorized the repurchase of up to $3 million of Common Stock subject to Rule 10b-18 limitations as well as certain market value constraints specified in the plan.  The plan was terminated as of August 30, 2013.

Working Capital Restrictions and Limitations on the Payment of Dividends

On October 21, 2013, the Board of Directors declared a dividend to the Series I Class B and Series II Class B Convertible Preferred Shareholders in the aggregate amount of $57,613.  This dividend was paid on November 11, 2013.

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

Item 3.       Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

As of the nine months ended September 30, 2013, the amount of dividends in arrears was $13,000 and the total arrearage was $13,000.

Series II Class B Convertible Preferred Stock

As of the nine months ended September 30, 2013, the amount of dividends in arrears was $45,000 and the total arrearage was $45,000.

Series III Class B Convertible Preferred Stock

As of the nine months ended September 30, 2013, the amount of dividends in arrears was $98,000 and the total arrearage was $3,594,000

Series IV Class B Convertible Preferred Stock

As of the nine months ended September 30, 2013, the amount of dividends in arrears was $407,000 and the total arrearage was $7,288,000.

Series V Class B Convertible Preferred Stock

As of the nine months ended September 30, 2013, the amount of dividends in arrears was $10,000 and the total arrearage was $939,000.

Item 6.       Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Statements of Operations for the nine months and three months ended September 30, 2013 and 2012, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2013	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	BY:	/S/ DOUGLAS W. COWAN
DOUGLAS W. COWAN VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER