Form 10-K
period 2013-12-31
RETRACTABLE TECHNOLOGIES INC
filed 2014-03-31
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The aggregate market value of the common equity held by non-affiliates as of June 30, 2013 was $19,581,725, assuming a closing price of $1.44 and outstanding shares held by non-affiliates of 13,598,420.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 3, 2014, there were 27,296,312 shares of our Common Stock outstanding, excluding treasury shares.

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

None except exhibits.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2013

i

PART I

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, our ability to maintain liquidity, our maintenance of patent protection, the impact of current litigation, our ability to maintain favorable third party manufacturing and supplier arrangements and relationships, our ability to quickly increase capacity in response to an increase in demand, our ability to access the market, our ability to maintain or lower production costs, our ability to continue to finance research and development as well as operations and expansion of production, the continuing interest of larger market players, specifically Becton Dickinson and Company (“BD”), in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors.  Given these uncertainties, undue reliance should not be placed on forward-looking statements.

Item 1. Business.

DESCRIPTION OF BUSINESS

General Development of Business

On May 9, 1994, our company was incorporated in Texas to design, develop, manufacture, and market innovative patented safety medical products for the healthcare industry.  Our goal is to become a leading provider of safety medical products. Advantages of our safety products include protection from needlestick injuries, prevention of cross contamination through reuse, and reduction of disposal and other associated costs.

We have designed, developed, and currently market the VanishPoint® and PatientSafe® products.  Our VanishPoint® safety products currently consist of 1mL tuberculin, insulin, and allergy antigen VanishPoint® syringes; 0.5mL, 2mL, 3mL, 5mL, and 10mL VanishPoint® syringes; the VanishPoint® autodisable syringe; the VanishPoint® IV catheter; the VanishPoint® blood collection tube holder; and the VanishPoint® blood collection set.  The VanishPoint® products are designed specifically to prevent needlestick injuries and to prevent reuse.  The patented designs permit the automated retraction of the needle directly from the patient after completion of the procedure.  Our PatientSafe® syringe products currently consist of 3mL, 5mL, 10mL, 20mL, 30mL, 60mL PatientSafe® syringes and the PatientSafe® luer cap. The PatientSafe® syringe offers a unique patented design designed to protect patients by reducing the risk of bloodstream infections resulting from catheter hub contamination.

We have additional safety product designs that add to or build upon our current product line offering.  These product designs include: retractable needle syringe designs, retractable needle designs, glass syringe designs, retractable needle dental syringe designs, retractable needle IV catheter designs, and retractable needle blood collection product designs.  These designs are in various stages of development.

Our products have been and continue to be distributed nationally through numerous distributors.  However, we have been blocked from access to the market by exclusive marketing practices engaged in by Becton, Dickinson and Company (“BD”) which dominates our market.  We initiated a lawsuit in 2007 against BD.  The suit was for patent infringement, antitrust practices, and false advertising.  The court severed the patent claims from the other claims pending resolution of the patent dispute.  The Federal Circuit determined that BD’s 1mL Integra syringe violated our patents but that BD’s 3mL Integra did not infringe our patents.  Oral argument on BD’s appeal has been set for May 9, 2014.  On September 30, 2013, we received payment of $7,724,826 (the “Judgment Amount”) from BD pursuant to a stipulation in the patent infringement portion of the suit.  The stipulation provides that if, as a result of BD’s appeal of the District Court’s denial of BD’s Rule 60(B)(5) motion, it is judicially determined that BD owes an amount less than the Judgment Amount, BD shall be entitled to restitution by us of any excess payment, with interest.  Otherwise, the payment of the Judgment

Amount shall constitute satisfaction of the patent infringement judgment and BD shall owe no further money damages to us in the patent infringement case.  The Judgment Amount is included as cash on the balance sheet and shown as a liability on the balance sheet under “Litigation proceeds subject to stipulation”.  The Judgment Amount is only related to the patent infringement portion of the claims against BD.  On September 19, 2013, a Texas jury returned a verdict in the portion of the suit regarding antitrust and other claims, finding that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded us $113,508,014 in damages for the antitrust claim, which is subject to being trebled pursuant to statute.  A final judgment in this matter has not been entered by the Court yet.  We have not received the $113,508,014 or any other amounts pursuant to the verdict in the aforementioned antitrust litigation against BD.

We continue to attempt to gain access to the market through our sales efforts, our innovative technology, introduction of new products, and, when necessary, litigation.

Our loss per share for 2012 and 2013 were materially different than 2011 predominantly because of the litigation settlements received in 2011, as described herein.

On September 12, 2011, we commenced the 2011 Exchange Offer and also engaged in private purchases with three Preferred Stockholders on the same terms and conditions as the 2011 Exchange Offer.  As of December 31, 2011, Preferred Stockholders had tendered a total of 1,277,464 shares of Preferred Stock.  A total of $1,357,275 was paid and 1,277,464 shares of Common Stock were issued as consideration to these Preferred Stockholders.  These Preferred Stockholders agreed to waive all unpaid dividends in arrears associated with their tendered Preferred Stock, which resulted in a waiver of a total of $3,592,659 in unpaid dividends in arrears.

On July 10, 2012, the Company authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  The plan was terminated effective August 30, 2013.  Under the plan, the Company purchased a total of 722,920 shares of its Common Stock, 655,818 of which were purchased in 2013.

Section 4191 of the Internal Revenue Code, enacted by the Health Care and Education Reconciliation Act of 2010 in conjunction with the Patient Protection and Affordable Care Act, provides for an excise tax of 2.3% on medical devices.  At the present time the excise tax is applicable to domestic sales of our products, except those sold to exempt organizations.  The majority of our sales are domestic and not in the retail market.  The tax is imposed on sales, not profits.  The impact of this tax was $758,000 in 2013.

Financial Information

Please see the financial statements in Item 8. Financial Statements and Supplementary Data for information about our revenues, profits, and losses for the last three years and total assets, liabilities, and stockholder equity for the last two years.

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

Syringe sales comprised 97.2%, 99.1%, and 98.6% of revenues in 2011, 2012, and 2013, respectively.

Principal Markets

Our products are sold to and used by healthcare providers primarily in the U.S. (with 19.4% of revenues in 2013 generated from sales outside the U.S.) which include, but are not limited to, acute care hospitals, alternate care facilities, doctors’ offices, clinics, emergency centers, surgical centers, convalescent hospitals, Veterans Administration facilities, military organizations, public health facilities, and prisons.

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

Methods of Marketing and Distribution

Under the current supply chain system in the U.S. acute care market, the vast majority of decisions relating to the contracting for and purchasing of medical supplies are made by the representatives of group purchasing organizations (“GPOs”) and purchasing representatives rather than the end-users of the product (nurses, doctors, and testing personnel).  The GPOs and larger manufacturers often enter into contracts which can prohibit or limit entry in the marketplace by competitors.

We distribute our products throughout the U.S. and its territories through general line and specialty distributors.  We also use international distributors.  We have developed a national direct marketing network in order to market our products to health care customers and their purchaser representatives.  Our marketers make contact with all of the departments that affect the decision-making process for safety products, including the purchasing agents.  They call on acute care and alternate care sites and speak directly with the decision-makers of these facilities.  We employ trained clinicians, including nurses and/or medical technologists that educate healthcare providers and healthcare workers on the use of safety devices through on-site clinical training, exhibits at related tradeshows, and publications of relevant articles in trade journals and magazines.  These employees provide clinical support to customers.  In addition to marketing our products, the network demonstrates the safety and cost effectiveness of the VanishPoint® automated retraction products to customers.

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

Status of Publicly Announced New Products

We have applied for patent protection and are in the process of developing additional safety medical products.

Sources and Availability of Raw Materials

We purchase most of our product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  We own the molds that are used to manufacture the plastic components of our products in the U.S.  Our current suppliers include Channel Prime Alliance, PolyOne Corporation, Sterigenics, and Kovacmed.

Patents, Trademarks, Licenses, and Proprietary Rights

We and Thomas J. Shaw, our Founder and CEO, entered into a Technology License Agreement dated effective as of the 23rd day of June 1995 (the “Technology License Agreement”), whereby Mr. Shaw granted us “… a worldwide exclusive license and right under the ‘Licensed Patents’ and ‘Information’, to manufacture, market, sell and distribute ‘Licensed Products’ and ‘Improvements’ without right to sublicense and subject to such nonexclusive rights as may be possessed by the Federal Government…”.  ‘Licensed Patents’, ‘Information’, ‘Licensed Products’, and ‘Improvements’ are all defined extensively in the Technology License Agreement.  We may enter into sublicensing arrangements with Mr. Shaw’s written approval of the terms and conditions of the licensing agreement.  The ‘Licensed Products’ include all retractable syringes and retractable fluid sampling devices and components thereof, assembled or unassembled, which comprise an invention described in ‘Licensed Patents’, and improvements thereto including any and all ‘Products’ which employ the inventive concept disclosed or claimed in the ‘Licensed Patents’.  We and Mr. Shaw entered into the First Amendment to Technology Agreement July 3, 2008, whereby we amended the Technology License Agreement in order to include certain additional patent applications (addressing non-syringe patents) owned by Mr. Shaw to the definition of “Patent Properties” as set forth in the Technology License Agreement so that such additional patent applications would be covered by the license granted by Mr. Shaw to us.  Throughout this Annual Report on Form 10-K, we may refer to the Licensed Patents or Licensed Products as “our” patents or products.  Such references are not intended to diminish Mr. Shaw’s ownership rights to the patents and products.

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

We have the right and obligation to obtain protection of the inventions, including prosecution of patent properties.  Mr. Shaw has the right to unilaterally change the license to a nonexclusive license in the event of a hostile takeover.  Also, if Mr. Shaw involuntarily loses control of the Company, Mr. Shaw may downgrade the license to a nonexclusive license and a right to information.

We hold numerous patents and have applications pending related to the technology we currently market, as well as technology that is in development.  These include patents and applications that are related to designs for retractable syringes, interchangeable needle syringes, syringes, retractable needles, retractable dental syringes, fixed dose syringes, glass syringes with retractable needles, retractable fluid collection devices, blood draw devices with retractable needles, fluid flow control device with retractable cannula, blood collection sets, IV catheters, and self-retracting catheter introducers.  These patents have varying expiration dates.  While there are retractable syringe patents which cover aspects of our syringe products that will expire in 2015 and 2016, we have additional patents and applications which apply to aspects of our syringe products with later expiration dates.

We have also registered the following trade names and trademarks: VanishPoint®, Patient Safe®, VanishPoint® logos, RT with a circle mark, the Spiral Logo used in packaging our VanishPoint® products, and the color coded spots on the ends of our VanishPoint® syringes and others.  We also have trademark protection for the phrase “The New Standard for Safety.”

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

Working Capital Practices

Cash and cash equivalents include unrestricted cash, the proceeds subject to a stipulation (discussed elsewhere herein), money market accounts, and investments with original maturities of three months or less.

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

Accounts payable and other short-term liabilities include amounts that we believe we have an obligation for at the end of year.  These included charges for goods or services received in 2013 but not billed to us at the end of the year.  It also included estimates of potential liabilities such as rebates and other fees.

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

Dependence on Major Customers

Two customers accounted for an aggregate of 30.2% of our revenue in 2013.  We have numerous other customers and distributors that sell our products in the U.S. and internationally.

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

Competitive Conditions

Our products are sold to and used by healthcare providers primarily in the U.S. (with 19.4% of revenues in 2013 generated from sales outside the U.S.) which include, but are not limited to, acute care hospitals, alternate care facilities, doctors’ offices, clinics, emergency centers, surgical centers, convalescent hospitals, Veterans Administration facilities, military organizations, public health facilities, and prisons.

We compete primarily on the basis of product performance and quality.  We believe our competitive advantages include, but are not limited to, our leadership in quality and innovation. We believe our products continue to be the most effective safety devices in today’s market.  Our syringe products include passive safety activation, require less disposal space, and are activated while in the patient, reducing exposure to the contaminated needle.  Our price per unit is competitive or even lower than the competition once all the costs incurred during the life cycle of a syringe are considered. Such life cycle costs include disposal costs, testing and treatment costs for needlestick injuries, and treatment for contracted illnesses through needlestick injuries.

Major domestic competitors include BD and Covidien Ltd. (“Covidien”).  Terumo Medical Corp. (“Terumo”), Smiths Medical, and B Braun are additional competitors with smaller market shares.

Founded in 1897, BD is headquartered in New Jersey.  BD’s safety-engineered device sales accounted for approximately 25.9% of BD’s total 2013 sales.  BD’s classification of safety-engineered devices include the SafetyLok™ syringe, which features a tubular plastic sheath that must be manually slid over the needle after removal from the patient, and the SafetyGlide™ hypodermic needle which utilizes a manually activated hinged lever to cover the needle tip after removal from the patient.  BD markets the SafetyGlide™ blood collection set that has a manually activated cover designed to extend over the needle after use.  The BD Eclipse™ safety blood collection needle and hypodermic needle is also designed to manually cover the needle after removal from the patient.  BD manufactures the Integra™ 3mL retracting needle and syringe product, as well as a spring activated Vacutainer® Passive Shielding Blood Collection Needle and spring activated retracting Vacutainer® blood collection set.  BD’s “Vacutainer®” brand name is commonly used as industry jargon to refer to blood collection products in general.

Covidien offers the Monoject® safety syringe, which, like the BD SafetyLok™, requires the use of two hands to manually extend the tubular plastic shield to cover the needle after removal from the patient.  Covidien also markets the Magellan™ needle, similar to BD’s SafetyGlide™ needle, which has a manually activated hinged lever to cover the needle tip after removal from the patient.

Many of BD’s and Covidien’s products result in exposure to the contaminated needle or allow for needle removal and potential syringe reuse.

In contrast, VanishPoint® syringes can be used without significant changes in injection technique.  The automated needle retraction is activated when the plunger handle is fully depressed, in conjunction with the delivery of the complete medication dose, while the needle is still in the patient.  This pre-removal activation virtually eliminates exposure to the contaminated needle, reducing the risk of needlestick injuries.  Activation is easily accomplished in one step, using one hand.  Upon activation of the retraction mechanism, VanishPoint® syringes are rendered unusable, reducing the risk of disposal-related injuries or reuse.

Our safety needle products have several advantages over non-retracting safety needles, including, but not limited to: pre-removal activation; automated needle retraction; integrated safety mechanism; reuse prevention; ease of use; and minimal training.

BD and Covidien have controlling U.S. market share; greater financial resources; larger and more established sales, marketing, and distribution organizations; and greater market influence, including long-term and/or exclusive contracts.  The current conditions have restricted competition in the needle and syringe market.  BD may be able to use its resources to improve its products through research or acquisitions or develop new products, which may compete with our products.

Several factors could materially and beneficially affect the marketability of our products.  Demand could be increased by existing legislation and other legislative and investigative efforts.  Licensing agreements could provide entry into new markets and generate additional revenue.  Further, outsourcing arrangements could increase our manufacturing capacity with little or no capital outlay and provide a competitive cost.  Litigation could also provide more access to the market.

Our competitive position is weakened by the method that providers use for making purchasing decisions and the fact that our initial price per unit for our safety needle products may be higher than some of the less effective safety needle products that are on the market.

Research and Development

We spent $815,018; $871,851; and $837,073 in 2011, 2012, and 2013, respectively, on research and development.  Costs in 2013 were primarily for compensation and related benefits, along with engineering samples and testing. Our ongoing research and development activities are performed by an internal research and development staff and includes developing process improvements for current and future automated machines.  Our limited access to the market has slowed the introduction of products.

Possible future products include safety medical devices and other needle devices to which automated retraction can be applied.  We have additional safety product designs that add to or build upon our current product line offering.  These product designs include: retractable needle syringe designs, retractable needle designs, glass syringe designs, retractable needle dental syringe designs, retractable needle IV catheter designs, and retractable needle blood collection product designs.  While these product designs are in various stages of development, we have recently focused on the design of our next generation of needle products which are needle-based retractable safety products intended for use with devices to inject fluids, aspirate fluids, and obtain blood collection.  These retractable needle-based products are designed to offer effective sharps injury prevention by: being easily operated using one-handed activation; keeping the user’s hands behind the needle at all times; having a low manufacturing cost; and having new applications and uses that expand into markets in addition to those already addressed by VanishPoint® and Patient Safe® products, such as prefilled syringes, fluid aspiration, partial injection, blood collection, and dental injections.

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

Employees

As of March 3, 2014, we had 156 employees.  154 of such employees were full time employees.

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

	2013	2012	2011
U.S. sales	$24,843,200	$25,363,814	$26,655,781
North and South America sales (excluding U.S.)	4,453,151	4,668,550	4,736,356
Other international sales	1,488,776	3,612,139	710,159
Total sales	$30,785,127	$33,644,503	$32,102,296

Long-lived assets
U.S.	$10,676,053	$11,679,592	$12,412,502
International	$234,119	$220,058	$241,354

Most international sales are filled by production from Double Dove.  In the event that we become unable to purchase such product from Double Dove, we would need to find an alternate manufacturer for the 0.5mL insulin syringe, the 0.5mL autodisable syringe, and the 5mL and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.

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

We Compete in a Monopolistic Marketplace

We operate in an environment that is dominated by BD, the major syringe manufacturer in the U.S.  We initiated a lawsuit in 2007 against BD.  The suit was for patent infringement, antitrust practices, and false advertising.  The court severed the patent claims from the other claims pending resolution of the patent dispute.  On

September 19, 2013, a Texas jury returned a verdict in the portion of the suit regarding antitrust and other claims, finding that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded us $113,508,014 in damages for the antitrust claim, which is subject to being trebled pursuant to statute.  A final judgment in this matter has not been entered by the Court yet.  We have not received the $113,508,014 or any other amounts pursuant to the verdict in the aforementioned antitrust litigation against BD.

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

We Are Dependent on Our Patent Protection

Our main competitive strength is our technology.  We are dependent on patent rights, and if the patent rights are invalidated or circumvented, our business would be adversely affected.  Patent protection is considered, in the aggregate, to be of material importance in the design, development, and marketing of products.

We hold numerous patents and have applications pending related to the technology we currently market, as well as technology that is in development.  These include patents and applications that are related to designs for retractable syringes, interchangeable needle syringes, syringes, retractable needles, retractable dental syringes, fixed dose syringes, glass syringes with retractable needles, retractable fluid collection devices, blood draw devices with retractable needles, fluid flow control device with retractable cannula, blood collection sets, IV catheters, and self-retracting catheter introducers.  These patents have varying expiration dates.  While there are retractable syringe patents which cover aspects of our syringe products that will expire in 2015 and 2016, we have additional patents and applications which apply to aspects of our syringe products with later expiration dates.  Patent life may be extended, not through the original patents, but through related improvements.  As our technology ages (and the associated patent life expires), our competitive position in the marketplace could weaken.  The patent protection may decrease and make us vulnerable to other competitors utilizing our technology.

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

The Majority of Our Sales Are Filled Using One Third Party Manufacturer

Most international syringe sales, as well as a substantial portion of domestic sales, are filled by production from Double Dove.  In the event that we become unable to purchase such product from Double Dove, we would need to find an alternate manufacturer for the 0.5mL insulin syringe, the 0.5mL autodisable syringe, and the 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.  Even with increased domestic production, we may not be able to avoid a disruption in supply. In 2013, the 1mL and 3mL syringes made up 94.8% of our unit sales and 94.0% of our revenues.

Fluctuations in Supplies of Inventory Could Temporarily Increase Costs

Fluctuations in the cost and availability of raw materials and inventory and the ability to maintain favorable third party manufacturing arrangements and relationships could result in the need to manufacture all of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

We Are Controlled by One Shareholder

Thomas J. Shaw, our President and Chief Executive Officer, would have investment or voting power over a total of 51.8% of the outstanding Common Stock if he exercised his options as of March 3, 2014.  Mr. Shaw will, therefore, have the ability to direct our operations and financial affairs and to substantially influence the election of members of our Board of Directors.  His interests may not always coincide with our interests or the interests of other stockholders.  This concentration of ownership, for example, may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially adversely affect the market price of our Common Stock.  Mr. Shaw’s rights under the Technology License Agreement, as the owner of the technology we produce, present similar conflicts of interest.

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

Item 1B. Unresolved Staff Comments.

Not applicable and none.

Item 2. Properties.

Our headquarters is located at 511 Lobo Lane, on 35 acres, which we own, overlooking Lake Lewisville in Little Elm, Texas.  The headquarters are in good condition and house our administrative offices and manufacturing facility.  The manufacturing facility produced approximately 26.3% of the units that were manufactured in 2013.  In the event that we become unable to purchase product from Double Dove, we would need to find an alternate manufacturer for the 0.5mL insulin syringe, the 0.5mL autodisable syringe, and the 5mL and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.  The 5mL and 10mL syringes are sold principally in the international market.  In 2013, we used approximately 29.8% of our current U.S. productive capacity for VanishPoint® syringes.

A loan in the original principal amount of $4,210,000 is secured by our land and buildings.  See Note 7 to our financial statements for more information.

In the opinion of Management, the property and equipment are suitable for their intended use and are adequately covered by an insurance policy.

Item 3. Legal Proceedings.

On May 19, 2010, final judgment was entered for us in the U.S. District Court for the Eastern District of Texas, Marshall Division which ordered that we recover $5,000,000 plus prejudgment and post-judgment interest, and ordered a permanent injunction for BD’s 1mL and 3mL Integra syringes until the expiration of certain patents.  The permanent injunction was stayed for the longer of the exhaustion of the appeal of the district court’s case or twelve months from May 19, 2010.  In June 2010, BD filed an appeal in the U.S. Court of Appeals for the Federal Circuit appealing the final judgment entered on May 19, 2010.  In July 2011, a three-judge panel of the U.S. Court of Appeals for the Federal Circuit reversed the district court’s judgment that BD’s 3mL Integra infringed our ‘224 patent and ‘077 patent.  The U.S. Court of Appeals for the Federal Circuit affirmed the district court’s judgment that the 1mL Integra infringes our ‘244 and ‘733 patents.  The U.S. Court of Appeals for the Federal Circuit also affirmed the district court’s judgment that the ‘077 patent is not invalid for anticipation or obviousness.  We had petitioned for a rehearing by all the judges of the Federal Circuit as to whether the three-judge panel properly construed our patent claim language in finding that the 3mL Integra did not infringe.  Our petition for rehearing by all of the judges of the Federal Circuit was denied with two dissents being issued.  We filed a petition for certiorari asking the Supreme Court to review the matter.  That petition was denied in January of 2013.  On August 7, 2013, the U.S. District Court for the Eastern District of Texas issued an order adopting the Magistrate Judge’s Report and Recommendation and denying BD’s Rule 60 motion seeking a reduction in damages.  On October 29, 2013, BD filed its Notice of Appeal of the August 7, 2013 order to the Federal Circuit.  Oral argument for this appeal has been set for May 9, 2014.  On September 30, 2013, we received payment of $7,724,826 (the “Judgment Amount”) from BD pursuant to a stipulation in this case.  The stipulation provides that if, as a result of BD’s appeal of the District Court’s denial of BD’s Rule 60 motion, it is judicially determined that BD owes an amount less than the Judgment Amount, BD shall be entitled to restitution by us of any excess payment, with interest.  Otherwise, the payment of the Judgment Amount shall constitute satisfaction of the patent infringement judgment and BD shall owe no further money damages to us in this case.  The Judgment Amount has been reflected as a current liability in the Balance Sheets since the proceeds are not yet realizable.

In May 2010, our and Mr. Shaw’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  We and Mr. Shaw filed a Second Amended Complaint on July 23, 2010 setting forth additional detail regarding the allegations of BD’s illegal conduct.  BD filed a motion to dismiss and the U.S. District Court for the Eastern District of Texas, Marshall Division denied that motion in part and granted it in part, granting us the right to re-plead certain allegations by May 13, 2011.  We and Mr. Shaw filed a Third Amended Complaint in May 2011, setting forth additional detail regarding the alleged illegal conduct by BD.  Trial was initially set for February 2012.  However, in January 2012 the parties agreed to a continuance to allow the petition for certiorari to be considered.  As stated above, the petition was denied in January of 2013.  A hearing to re-set a trial date in light of BD’s motion for continuance was held May 3, 2013.  The trial commenced on September 9, 2013 in Tyler, Texas, and the jury returned its verdict on September 19, 2013, finding that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded us $113,508,014 in damages for the antitrust claim, which is subject to being trebled pursuant to statute.  The Court conducted a hearing for post-trial motions on February 7, 2014.  An order has not yet issued.  BD has stated that it plans to appeal the verdict.

In September 2007, BD and MDC Investment Holdings, Inc. (“MDC”) sued us in the United States District Court for the Eastern District of Texas, Texarkana Division, initially alleging that we are infringing two U.S. patents of MDC (6,179,812 and 7,090,656) that are licensed to BD. BD and MDC seek injunctive relief and unspecified damages.  We counterclaimed for declarations of non-infringement, invalidity, and unenforceability of the asserted patents.  The plaintiffs subsequently dropped allegations with regard to patent no. 7,090,656 and we subsequently dropped our counterclaims for unenforceability of the asserted patents.  The United States District Court for the Eastern District of Texas, Texarkana Division conducted a claims construction hearing on September 25, 2008 and issued its claims construction order on November 14, 2008.  The case has been stayed pending resolution of our first filed case against BD described above.  As of March 27, 2014, there has been no activity in this case since the stay.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our Common Stock has been listed on the NYSE MKT (or its predecessor entities) under the symbol “RVP” since May 4, 2001.  Our closing price on March 3, 2014, was $3.52 per share.  Shown below are the high and low sales prices of our Common Stock as reported by the NYSE MKT for each quarter of the last two fiscal years:

2013	High	Low
Fourth Quarter	$3.31	$2.30
Third Quarter	$4.10	$1.36
Second Quarter	$1.55	$0.91
First Quarter	$1.29	$0.78

2012	High	Low
Fourth Quarter	$1.23	$0.75
Third Quarter	$1.40	$0.90
Second Quarter	$1.60	$0.90
First Quarter	$1.65	$1.00

SHAREHOLDERS

As of March 3, 2014, there were 27,296,312 shares of Common Stock held by 229 shareholders of record not including shareholders who beneficially own Common Stock held in nominee or “street name.”  The previous sentence excludes 722,920 shares of treasury stock.

DIVIDENDS

We have not ever declared or paid any dividends on the Common Stock.  We have no current plans to pay any cash dividends on the Common Stock.  We intend to retain all earnings, except those required to be paid to the holders of the Preferred Stock as resources allow, to support operations and future growth.  Dividends on Common Stock cannot be paid so long as preferred dividends are unpaid.  As of December 31, 2013, there was an aggregate of $12.1 million in preferred dividends in arrears.

EQUITY COMPENSATION PLAN INFORMATION

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for a chart describing compensation plans under which equity securities are authorized.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return for our Common Stock from December 31, 2008 to December 31, 2013, to the total returns for the Russell Microcap® and Becton, Dickinson and Company (or “BDX”), a peer issuer.  The graph assumes an investment of $100 in the aforementioned equities as of December 31, 2008, and that all dividends are reinvested.

Item 6. Selected Financial Data.

The following selected financial data is qualified by reference to, and should be read in conjunction with, our audited financial statements and the notes to those statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.  The selected Statements of Operations data presented below for the years ended December 31, 2010 and 2009 and the Balance Sheet data as of December 31, 2011, 2010, and 2009 have been derived from our audited financial statements, which are not included herein.

(In thousands except for earnings per share, shares, and percentages)*

		As of and for the Years Ended December 31,
		2013	2012	2011	2010	2009
Sales, net		$30,785	$33,644	$32,102	$36,219	$38,982
Cost of sales		20,475	22,468	21,199	23,698	25,466
Gross profit		10,310	11,176	10,903	12,521	13,516
Total operating expenses		16,241	15,115	14,993	19,185	26,812
Loss from operations		(5,931)	(3,939)	(4,090)	(6,664)	(13,296)
Interest income		39	47	63	32	58
Interest expense, net		(231)	(231)	(241)	(302)	(22)
Litigation settlements, net		—	—	5,700	9,159	—
Income (loss) before income taxes		(6,123)	(4,123)	1,432	2,225	(13,260)
Provision (benefit) for income taxes		91	10	14	(176)	(3,838)
Net income (loss)		(6,214)	(4,133)	1,418	2,401	(9,422)
Preferred Stock dividend requirements		(916)	(918)	(964)	(1,371)	(1,371)
Earnings (loss) applicable to common shareholders		$(7,130)	$(5,051)	$454	$1,030	$(10,793)
Earnings (loss) per share — basic Earnings (loss) per share — diluted Weighted average shares outstanding — basic	$ $	(0.26)	$(0.19)	$0.02	$0.04	$(0.45)
		(0.26)	$(0.19)	$0.02	$0.04	$(0.45)
		26,999,698	26,219,728	24,171,238	23,872,783	23,806,533

	As of and for the Years Ended December 31,
	2013	2012	2011	2010	2009
Weighted average shares outstanding — diluted	26,999,698	26,219,728	26,354,786	26,248,874	23,806,533

Current assets	$37,907	$35,441	$35,903	$40,224	$39,262
Current liabilities	$16,621	$8,077	$6,125	$9,986	$13,196
Property, plant, and equipment, net	$10,910	$11,900	$12,654	$12,561	$14,234
Total assets	$49,097	$47,632	$48,920	$53,191	$53,941
Long-term debt, net of current maturities	$3,577	$3,826	$4,143	$4,304	$4,825
Stockholders’ equity	$28,900	$35,729	$38,651	$38,901	$35,920
Redeemable Preferred Stock (in shares)	994,945	1,001,552	1,001,552	2,279,016	2,285,266
Capital leases	—	—	—	—	—
Cash dividends per common share	$—	$—	$—	$—	$—
Gross profit margin	33.5%	33.2%	34.0%	34.6%	34.7%

*              Events that could affect the trends indicated above include continued reductions in manufacturing costs, changing average sales prices, the gaining of market access, protection of our patents, foreign currency exchange rates, the Medical Device Excise Tax, the impact of flu season requirements, and new products.  As our products are made from petroleum products, the changing cost of oil and transportation may have an impact on our costs to the extent increases may not be recoverable through price increases of our products and reductions in oil prices may not quickly affect petroleum product prices.  Sales to the Department of Health and Human Services (“DHHS”) comprised 24.4% of our revenues for the twelve months ended December 31, 2009, which affects comparability between 2009 and other years.  Receipt of settlement proceeds and option payments from Abbott and Hospira positively affected 2010 and 2011 results.  An agreement reached in the second quarter of 2010 with our litigation counsel to cap certain legal fees has contributed to a lower level of expenses thereafter.  Our purchase in 2011 of a total of 1,277,464 shares of our Preferred Stock (which purchase required the selling Preferred Stockholder to waive all unpaid dividends in arrears) in exchange for our Common Stock and cash have reduced our Preferred Stock Dividend Requirements.  The receipt of $7,724,826 from BD pursuant to litigation and subject to stipulation (discussed elsewhere herein) affects both the current assets and current liabilities in 2013.  The introduction of the Medical Device Excise Tax in 2013 will affect comparability between 2013 and prior years.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, our ability to maintain liquidity, our maintenance of patent protection, the impact of current litigation, our ability to maintain favorable third party manufacturing and supplier arrangements and relationships, our ability to quickly increase capacity in response to an increase in demand, our ability to access the market, our ability to maintain or lower production costs, our ability to continue to finance research and development as well as operations and expansion of production, the continuing interest of larger market players, specifically BD, in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors.  Given these uncertainties, undue reliance should not be placed on forward-looking statements.

Overview

We have been manufacturing and marketing our products since 1997.  Safety syringes comprised 98.6% of our sales in 2013. We also manufacture and market the blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.  The decrease in these sales for 2013 compared to 2012 was likely attributable to the timing of the release of national flu vaccination information.

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

We have reported in the past that our progress is limited principally due to exclusive marketing practices engaged in by BD, the dominant maker and seller of disposable syringes.  On September 19, 2013, a Texas jury returned a verdict in our litigation against BD, finding that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded us $113,508,014 in damages for the antitrust claim, which is subject to being trebled pursuant to statute.  The Court conducted a hearing for post-trial motions on February 7, 2014.  An order has not yet issued.  BD has stated that it plans to appeal the verdict.  We have not received the $113,508,014 or any other amounts pursuant to the verdict in the aforementioned antitrust litigation against BD.

The verdict in the antitrust case against BD likely contributed to our increased stock price over recent months.

We continue to pursue various strategies to have better access to the hospital market, as well as other markets, including attempting to gain access to the market through our sales efforts, our innovative technology, introduction of new products, and, when necessary, litigation.

In the event we continue to have only limited market access and the cash provided by operations becomes insufficient, we would take additional cost cutting measures to reduce cash requirements.  Such measures could result in the reduction of units being produced, the reduction of workforce, the reduction of salaries of officers and other employees, and the deferral of royalty payments.  We took such actions at the end of the second quarter of 2009.  All employees affected by the salary reduction had their salaries increased by the amount of the reduction.  Such increase was effective for most employees on August 6, 2012 and was effective for four of our executive officers on October 28, 2013.

On September 30, 2013, we received payment of $7,724,826 (the “Judgment Amount”) from BD pursuant to a stipulation in the patent infringement case Retractable Technologies, Inc. and Thomas Shaw v. Becton Dickinson and Company, Civil Action No. 2:07-cv-250, in the U.S. District Court for the Eastern District of Texas, Marshall Division.  The stipulation provides that if, as a result of BD’s appeal of the District Court’s denial of BD’s Rule 60(B)(5) motion, it is judicially determined that BD owes an amount less than the Judgment Amount, BD shall be entitled to restitution by us of any excess payment, with interest.  Otherwise, the payment of the Judgment Amount shall constitute satisfaction of the patent infringement judgment and BD shall owe no further money damages to us in the patent infringement case.  The Judgment Amount is included as cash on the balance sheet and shown as a liability on the balance sheet under “Litigation proceeds subject to stipulation”.  The Judgment Amount is only related to the patent infringement portion of the claims against BD.  We have determined not to use the Judgment Amount to fund operations until a final judgment is obtained on appeal.

Section 4191 of the Internal Revenue Code, enacted by the Health Care and Education Reconciliation Act of 2010 in conjunction with the Patient Protection and Affordable Care Act provides for an excise tax of 2.3% on medical devices.  At the present time the excise tax is applicable to domestic sales of our products, except those which are sold to exempt organizations.  The majority of our sales are domestic and not in the retail market.  The tax is imposed on sales, not profits.  There is no assurance this tax can be passed along to our customers.  The impact of this tax was $758,000 in 2013.

On July 10, 2012, the Company authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  The plan was terminated effective August 30, 2013.  Under the plan, the Company purchased a total of 722,920 shares of its Common Stock, 655,818 of which were purchased in 2013.

Pursuant to the Certificates of Designation, Preferences, Rights And Limitations of the Series I Class B and Series II Class B Convertible Preferred Stock, we would be prohibited from purchasing our Common Stock while dividends were in arrears.  Therefore, to facilitate the Common Stock repurchase plan, we paid quarterly dividends on the Series I Class B and Series II Class B Preferred Stock during the term of the repurchase plan.  Notwithstanding the termination of the repurchase plan, the Board of Directors have authorized dividends to be paid to the Series I Class B and Series II Class B Preferred Stockholders in successive quarters.  Dividends were paid on November 11, 2013 and January 20, 2014, each in the cumulative amount of $57,613.  These dividends may be suspended at any time by the Board of Directors.

Product purchases from Double Dove, a Chinese manufacturer, have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In 2013, Double Dove manufactured approximately 72.9% of the units we produced.  In the event that we become unable to purchase product from Double Dove, we would need to find an alternate manufacturer for the 0.5mL insulin syringe, the 0.5mL autodisable syringe, and the 5mL and 10mL syringes, and we would increase domestic production for the 1mL and 3mL syringes.

In 1995, we entered into a license agreement with Thomas J. Shaw for the exclusive right to manufacture, market, and distribute products utilizing automated retraction technology.  This technology is the subject of various patents and patent applications owned by Mr. Shaw.  The license agreement generally provides for quarterly payments of a 5% royalty fee on gross sales.

Our loss per share for 2013 and 2012 were materially different than in 2011 predominantly because of funds received in 2011 in connection with a settlement agreement pursuant to which we received quarterly option payments totaling $8 million from Hospira for a one-year option to negotiate a licensing agreement for certain uses of the Patient Safe® syringe.  This option expired unexercised in July 2011.

With increased volumes, our manufacturing unit costs have generally tended to decline.  Factors that could affect our unit costs include increases in costs by third party manufacturers, changing production volumes, costs of petroleum products, and transportation costs.  Increases in such costs may not be recoverable through price increases of our products.

RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements.  All period references are to our fiscal years ended December 2013, 2012, or 2011.  Dollar amounts have been rounded for ease of reading.

Comparison of Year Ended

December 31, 2013 and Year Ended December 31, 2012

Domestic sales accounted for 80.7% and 75.4% of the revenues in 2013 and 2012, respectively.  Domestic revenues decreased 2.1% principally due to lower average sales prices and lower volumes.  Domestic unit sales decreased 0.8%.  Domestic unit sales were 71.8% of total unit sales for 2013.  International revenues decreased from $8.3 million in 2012 to $5.9 million in 2013, primarily due to lower sales volumes.  Overall unit sales decreased

11.5%.  Our international orders may be subject to significant fluctuation over time.  Such orders may fluctuate due to health initiatives at various times, as well as economic conditions.

Cost of sales decreased $2.0 million due to fewer units sold, mitigated by an increase in our inventory reserve.  Royalty expenses decreased $217 thousand due to lower gross sales.  Gross profit margins increased from 33.2% in 2012 to 33.5% in 2013.

Operating expenses increased 7.4% from the prior year due to the effect of the Medical Device Excise Tax, restoration of a previous company-wide wage cut, and additional sales personnel.  We increased our reserve for valuation of inventory by $530,000 primarily due to the likelihood that we will not use certain raw materials in production.  Our legal costs increased in 2013 due to increased patent expense mitigated by lower litigation costs.

Loss from operations was $5.9 million in 2013 compared to an operating loss of $3.9 million in 2012.

Cash flow from operations was $2.9 million for 2013 due primarily to litigation proceeds subject to a stipulation (discussed elsewhere herein).

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

Our note to Katie Petroleum was paid in full in September 2012.  Our payments were approximately $37,000 per month.  The notes in the original principal amounts of $327,726 and $207,260 payable to Deutsche Leasing USA, Inc. will be paid in full in April 2014 and November 2014, respectively.

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

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable manufacturing arrangements and relationships could result in the need to manufacture all (as opposed to 26.3%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

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

Cash Requirements

Due to funds received from prior litigation settlements, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing as the primary ongoing sources of cash.  In the event we continue to have only limited market access and cash generated from operations becomes insufficient to support operations, we would take additional cost cutting measures to reduce cash requirements.  Such measures could result in the reduction of units being produced, the reduction of workforce, the reduction of salaries of officers and other employees, and the deferral of royalty payments.

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

On July 10, 2012, Thomas J. Shaw, our Chief Executive Officer, exercised a portion of his stock option.  The Company issued 2,000,000 shares of Common Stock to him at an exercise price of $0.81 (aggregate consideration of $1,620,000).  In 2013, we received consideration of $536,925 from various other employees exercising stock options.

On September 30, 2013, we received payment of $7,724,826 from BD pursuant to a stipulation (discussed elsewhere herein) in the patent infringement case Retractable Technologies, Inc. and Thomas Shaw v. Becton Dickinson and Company, Civil Action No. 2:07-cv-250, in the U.S. District Court for the Eastern District of Texas, Marshall Division.  Such amount is included as cash on the balance sheet and shown as a liability on the balance sheet under “Litigation proceeds subject to stipulation”.

On September 19, 2013, a Texas jury returned a verdict in our litigation against BD, finding that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded us $113,508,014 in damages for the antitrust claim, which is subject to being trebled pursuant to statute.  The Court conducted a hearing for post-trial motions on February 7, 2014.  An order has not yet issued.  BD has stated that it plans to appeal the verdict.  We have not received the $113,508,014 or any other amounts pursuant to the verdict in the aforementioned antitrust litigation against BD.

CAPITAL RESOURCES

Repurchase of Common Stock

On July 10, 2012, the Company authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  The plan was terminated effective August 30, 2013.  Under the plan, the Company purchased a total of 722,920 shares of its Common Stock, 655,818 of which were purchased in 2013 at a total cost in 2013 of $974,407.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

Contractual Obligations and Commercial Commitments

The following chart summarizes our material obligations and commitments to make future payments under contracts for long-term debt as of December 31, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Long-term debt	$3,823,996	$247,064	$308,926	$349,078	$2,918,928
Operating leases	122,779	62,813	59,966	—	—
Total	$3,946,775	$309,877	$368,892	$349,078	$2,918,928

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

Revenue Recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products that we have not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to us. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to us. The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Balance Sheets and deducted from revenues in the Statements of Operations.  Accounts payable included estimated contractual allowances for $3,611,692 and $3,036,564 for 2013 and 2012, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between us and our distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership passes from us.  Any product shipped or distributed for evaluation purposes is expensed.

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

Recent Pronouncement

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward.  ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted.  Retrospective application is also permitted.  The adoption of ASU 2013-11, effective with the reporting period beginning January 1, 2014, is not expected to have an impact on our financial statements.

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

DECEMBER 31, 2013 AND 2012

RETRACTABLE TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Retractable Technologies, Inc.

We have audited the accompanying balance sheets of Retractable Technologies, Inc. as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedule of Retractable Technologies, Inc., listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Retractable Technologies, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ CF & Co., L.L.P.
CF & Co., L.L.P.
Dallas, Texas
March 31, 2014

RETRACTABLE TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$27,629,359	$25,963,313
Accounts receivable, net of allowance for doubtful accounts of $1,698,506 and $2,186,190, respectively	3,476,718	3,694,307
Inventories, net	5,735,589	4,990,253
Income taxes receivable	—	9,431
Other current assets	1,065,641	783,760
Total current assets	37,907,307	35,441,064

Property, plant, and equipment, net	10,910,172	11,899,650
Intangible and other assets, net	279,965	291,444
Total assets	$49,097,444	$47,632,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,107,778	$5,099,884
Litigation proceeds subject to stipulation	7,724,826	—
Current portion of long-term debt	247,064	315,086
Accrued compensation	815,044	809,592
Dividends payable	57,613	57,613
Accrued royalties to shareholders	602,209	129,107
Other accrued liabilities	1,975,018	1,665,670
Income taxes payable	90,972	—
Total current liabilities	16,620,524	8,076,952

Long-term debt, net of current maturities	3,576,932	3,826,210
Total liabilities	20,197,456	11,903,162

Commitments and contingencies – See Note 8

Stockholders’ equity:
Preferred Stock $1 par value:
Class B; authorized: 5,000,000 shares
Series I, Class B; outstanding: 103,500 shares (liquidation preference of $646,875)	103,500	103,500
Series II, Class B; outstanding 178,700 shares (liquidation preference of $2,233,750)	178,700	178,700
Series III, Class B; outstanding: 130,245 shares (liquidation preference of $1,628,063)	130,245	130,245
Series IV, Class B; outstanding: 542,500 shares (liquidation preference of $5,967,500)	542,500	542,500
Series V, Class B; outstanding: 40,000 and 46,607 shares, respectively (liquidation preference of $176,000 and $205,071, respectively)	40,000	46,607
Common Stock, no par value; authorized: 100,000,000 shares; outstanding: 27,187,702 and 27,252,463 shares, respectively	—	—
Additional paid-in capital	58,983,166	58,617,308
Retained deficit	(29,981,514)	(23,767,662)
Common stock in treasury - at cost; 722,920 and 67,102 shares, respectively	(1,096,609)	(122,202)
Total stockholders’ equity	28,899,988	35,728,996
Total liabilities and stockholders’ equity	$49,097,444	$47,632,158

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
Sales, net	$30,785,127	$33,644,503	$32,102,296
Cost of Sales
Costs of manufactured product	18,000,408	19,776,198	18,556,257
Royalty expense to shareholders	2,474,762	2,691,887	2,643,209
Total cost of sales	20,475,170	22,468,085	21,199,466
Gross profit	10,309,957	11,176,418	10,902,830

Operating expenses:
Sales and marketing	4,414,339	4,220,809	3,439,535
Research and development	837,073	871,851	815,018
General and administrative	10,989,790	10,022,621	10,738,110
Total operating expenses	16,241,202	15,115,281	14,992,663
Loss from operations	(5,931,245)	(3,938,863)	(4,089,833)

Interest and other income	38,943	46,999	62,596
Interest expense, net	(230,578)	(231,210)	(240,484)
Litigation settlements, net	—	—	5,700,000
Income (loss) before income taxes	(6,122,880)	(4,123,074)	1,432,279
Provision for income taxes	90,972	9,818	13,797
Net income (loss)	(6,213,852)	(4,132,892)	1,418,482
Preferred Stock dividend requirements	(916,065)	(918,108)	(964,047)
Earnings (loss) applicable to common shareholders	$(7,129,917)	$(5,051,000)	$454,435

Basic earnings (loss) per share	$(0.26)	$(0.19)	$0.02

Diluted earnings (loss) per share	$(0.26)	$(0.19)	$0.02

Weighted average common shares outstanding:
Basic	26,999,698	26,219,728	24,171,238
Diluted	26,999,698	26,219,728	26,354,786

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series I Class B		Series II Class B		Series III Class B		Series IV Class B		Series V Class B		Common
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance as of December 31, 2010	144,000	$144,000	219,700	$219,700	130,245	$130,245	552,500	$552,500	1,232,571	$1,232,571	23,974,114	$—

Exchange of Preferred Stock for Common Stock	(40,500)	(40,500)	(41,000)	(41,000)	—	—	(10,000)	(10,000)	(1,185,964)	(1,185,964)	1,277,464	—

Purchase of Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—

Recognition of stock option exercise	—	—	—	—	—	—	—	—	—	—	67,122	—

Dividends	—	—	—	—	—	—	—	—	—	—	—	—

Net income	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2011	103,500	103,500	178,700	178,700	130,245	130,245	542,500	542,500	46,607	46,607	25,318,700	—

Recognition of stock option exercise	—	—	—	—	—	—	—	—	—	—	2,000,865	—

Dividends	—	—	—	—	—	—	—	—	—	—	—	—

Repurchase of Common Stock	—	—	—	—	—	—	—	—	—	—	(67,102)	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2012	103,500	103,500	178,700	178,700	130,245	130,245	542,500	542,500	46,607	46,607	27,252,463	—

Conversion of Preferred Stock into Common Stock	—	—	—	—	—	—	—	—	(6,607)	(6,607)	6,607	—

Recognition of stock option compensation	—	—	—	—	—	—	—	—	—	—	—	—

Recognition of stock option exercise	—	—	—	—	—	—	—	—	—	—	584,450	—

Dividends	—	—	—	—	—	—	—	—	—	—	—	—

Repurchase of Common Stock	—	—	—	—	—	—	—	—	—	—	(655,818)	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2013	103,500	$103,500	178,700	$178,700	130,245	$130,245	542,500	$542,500	40,000	$40,000	27,187,702	$—

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Total
Balance as of December 31, 2010	$57,674,737	$(21,053,252)	$—	$38,900,501

Exchange of Preferred Stock for Common Stock	1,277,464	—	—	—

Purchase of Preferred Stock	(1,357,275)	—	—	(1,357,275)

Recognition of stock option exercise	54,369	—	—	54,369

Dividends	(364,625)	—	—	(364,625)

Net income	—	1,418,482	—	1,418,482

Balance as of December 31, 2011	57,284,670	(19,634,770)	—	38,651,452

Recognition of stock option exercise	1,620,701	—	—	1,620,701

Dividends	(288,063)	—	—	(288,063)

Repurchase of Common Stock	—	—	(122,202)	(122,202)

Net loss	—	(4,132,892)	—	(4,132,892)

Balance as of December 31, 2012	58,617,308	(23,767,662)	(122,202)	35,728,996

Conversion of Preferred Stock into Common Stock	6,607	—	—	—

Recognition of stock option compensation	52,775	—	—	52,775

Recognition of stock option exercise	536,925	—	—	536,925

Dividends	(230,449)	—	—	(230,449)

Repurchase of Common Stock	—	—	(974,407)	(974,407)

Net loss	—	(6,213,852)	—	(6,213,852)

Balance as of December 31, 2013	$58,983,166	$(29,981,514)	$(1,096,609)	$28,899,988

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(6,213,852)	$(4,132,892)	$1,418,482
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	1,284,249	1,335,858	1,311,746
Share based compensation	52,775	—	—
Provision for doubtful accounts	50,000	107,246	1,298,044
Provision for inventory valuation	530,000	120,000	52,835
Gain on disposal of assets	(1,000)	—	—
Accreted interest	—	3,773	17,610
(Increase) decrease in assets:
Inventories	(1,275,336)	1,127,166	2,391,937
Accounts receivable	167,589	(66,867)	1,305,379
Income taxes receivable	9,431	30,054	(27,454)
Other current assets	(281,881)	(565,231)	462,715
Increase (decrease) in liabilities:
Accounts payable	7,895	1,441,308	1,054,563
Litigation proceeds subject to stipulation	7,724,826	—	—
Other accrued liabilities	787,902	787,393	(3,646,555)
Income taxes payable	90,971	(29,471)	(125,529)
Net cash provided by operating activities	2,933,569	158,337	5,513,773

Cash flows from investing activities:
Purchase of property, plant, and equipment	(283,289)	(510,117)	(826,091)
Proceeds from sale of assets	1,000	—	—
Net cash used by investing activities	(282,289)	(510,117)	(826,091)

Cash flows from financing activities:
Repayments of long-term debt and notes payable	(317,303)	(626,219)	(612,927)
Repurchase of Preferred Stock	—	—	(1,357,275)
Proceeds from the exercise of stock options	536,925	1,620,701	54,369
Repurchase of Common Stock	(974,407)	(122,202)	—
Payment of Preferred Stock dividends	(230,449)	(230,450)	(364,625)
Net cash provided (used) by financing activities	(985,234)	641,830	(2,280,458)

Net increase in cash and cash equivalents	1,666,046	290,050	2,407,224
Cash and cash equivalents at:
Beginning of period	25,963,313	25,673,263	23,266,039
End of period	$27,629,359	$25,963,313	$25,673,263

Supplemental schedule of cash flow information:
Interest paid	$241,052	$264,033	$279,691
Income taxes paid	$7,988	$3,474	$188,754

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$57,613	$57,613	$—
Debt assumed for the purchase of molding machines	$—	$—	$534,986

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1.	BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

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

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include unrestricted cash, the proceeds subject to a stipulation (discussed elsewhere herein), money market accounts, and investments with original maturities of three months or less.

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

Property, plant, and equipment

Property, plant, and equipment are stated at cost.  Expenditures for maintenance and repairs are charged to operations as incurred.  Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity and interest cost associated with significant capital additions.  For the years ended December 31, 2013, 2012, and 2011, the Company capitalized interest of approximately $10,474; $36,596; and $57,000.  Gains or losses from property disposals are included in income.

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

The Company’s property, plant, and equipment primarily consist of buildings, land, assembly equipment for syringes, molding machines, molds, office equipment, furniture, and fixtures.

Intangible assets

Intangible assets are stated at cost and consist primarily of intellectual property which is amortized using the straight-line method over 17 years.

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

The following table reflects our significant customers in 2013, 2012, and 2011:

	Years Ended December 31,
	2013	2012	2011
Number of significant customers	2	3	4
Aggregate dollar amount of net sales to significant customers	$9.3 million	$13.7 million	$16.2 million
Percentage of net sales to significant customers	30.2%	40.6%	50.6%

Considering the current economic climate, the Company increased its allowance for doubtful accounts by approximately $50,000 this year.

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 72.9% of its finished products in 2013 from Double Dove, a Chinese manufacturer.  Purchases from Double Dove aggregated 72.0% and 67.1% of finished products in 2012 and 2011, respectively.  In the event that the Company becomes unable to purchase such product from Double Dove, the Company would need to find an alternate manufacturer for its 0.5mL insulin syringe, its 2mL, 5mL, and 10mL syringes and its autodisable syringe and increase domestic production for 1mL and 3mL syringes.

Revenue recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products that the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable and deducted from revenues in the Statements of Operations.  Accounts payable included estimated contractual allowances for $3,611,692 and $3,036,564 for 2013 and 2012, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  Any product shipped or distributed for evaluation purposes is expensed.

Certain distributors have taken rebates to which they are not entitled, such as utilizing a rebate for products not purchased directly from the Company.  Major customers said they have ceased the practices resulting in claiming non-contractual rebates.  Rebates can only be claimed on purchases made directly from the Company. The Company has established a reserve for the collectability of these non-contractual rebate amounts.  The expense for the reserve is recorded in Operating expense, General and administrative.  The reserve for such non-contractual deductions is included in the allowance for doubtful accounts.  There has been no change to the reserve contractual rebates in the periods currently presented.

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

Litigation proceeds and settlements

Proceeds from litigation are recognized when realizable.  Generally, realization is not reasonably assured and expected until proceeds are collected; however, see Note 8, COMMITMENTS AND CONTINGENCIES, for a discussion of proceeds received from Becton Dickinson and Company (“BD”) pursuant to a stipulation in the patent infringement case Retractable Technologies, Inc. and Thomas Shaw v. Becton Dickinson and Company, Civil Action No. 2:07-cv-250, in the U.S. District Court for the Eastern District of Texas, Marshall Division.

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

The Company provides for deferred income taxes through utilizing an asset and liability approach for financial accounting and reporting based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such differences reverse in future periods.  Deferred tax assets are periodically reviewed for realizability.  The Company utilized some of its net operating loss carry forwards in 2011 and 2013 and paid Alternative Minimum Tax on its taxable income.  The Company has established a valuation allowance for its net deferred tax asset as future taxable income cannot be reasonably assured.  Penalties and interest related to income tax are classified as General and administrative expense and Interest expense, respectively, in the Statements of Operations.

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock and convertible debt.  The calculation of diluted EPS excluded 1,305,847 and 1,373,345 shares of Common Stock underlying issued and outstanding stock options at December 31, 2013 and 2012, respectively, as their effect was antidilutive.  The potential dilution, if any, is shown on the following schedule:

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$(6,213,852)	$(4,132,892)	$1,418,482
Preferred dividend requirements	(916,065)	(918,108)	(964,047)
Effect of dilutive securities:
Convertible debt interest and loan fees	—	—	(10,120)
Earnings (loss) applicable to common shareholders after assumed conversions	$(7,129,917)	$(5,051,000)	$444,315
Average common shares outstanding	26,999,698	26,219,728	24,171,238
Dilutive stock equivalents from stock options	—	—	2,101,825
Shares issuable upon conversion of convertible debt	—	—	81,723
Average common and common equivalent shares outstanding - assuming dilution	26,999,698	26,219,728	26,354,786
Basic earnings (loss) per share	$(0.26)	$(0.19)	$0.02
Diluted earnings (loss) per share	$(0.26)	$(0.19)	$0.02

Shipping and handling costs

The Company classifies shipping and handling costs as part of Cost of sales in the Statements of Operations.

Research and development costs

Research and development costs are expensed as incurred.

Share-based compensation

The Company’s share-based payments are accounted for using the fair value method.  The Company records share-based compensation expense on a straight-line basis over the requisite service period.  The Company incurred $52,775 in General and administrative cost related to share-based compensation in 2013.  No other departments or years incurred share-based compensation costs.

All stock options are fully vested; therefore, all stock option expense has been fully recognized.

Recent Pronouncement

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward.  ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted.  Retrospective application is also permitted.  The adoption of ASU 2013-11, effective with the reporting period beginning January 1, 2014, is not expected to have an impact on the Company’s financial statements.

3.	INVENTORIES

Inventories consist of the following:

	Year Ended December 31,
	2013	2012
Raw materials	$1,666,525	$1,692,133
Finished goods	4,750,459	3,537,872

	2013	2012
	6,416,984	5,230,005
Inventory reserve	(681,395)	(239,752)
	$5,735,589	$4,990,253

4.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	December 31,
	2013	2012

Land	$261,893	$261,893
Buildings and building improvements	11,389,181	11,354,210
Production equipment	15,602,709	15,612,807
Office furniture and equipment	3,114,451	2,821,179
Construction in progress	610,679	731,258
Automobiles	102,321	102,321
	31,081,234	30,883,668
Accumulated depreciation	(20,171,062)	(18,984,018)
	$10,910,172	$11,899,650

Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $1,272,770; $1,264,326; and $1,267,813, respectively.

5.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2013	2012

Intellectual property	$494,399	$494,399
Accumulated amortization	(219,358)	(207,879)
	$275,041	$286,520

In 1995, the Company entered into a license agreement with the Chief Executive Officer of the Company for the exclusive right to manufacture, market, and distribute products utilizing automated retraction technology, which agreement has been amended twice.  This technology is the subject of various patents and patent applications owned by such officer of the Company.  The initial licensing fee of $500,000 was amortized over 17 years.  The license agreement also provides for quarterly payments of a 5% royalty fee on gross sales.  The royalty fee expense is recognized in the period in which it is earned.  Royalty fees of $2,474,762; $2,691,887; and $2,643,209 are included in Cost of sales for the years ended December 31, 2013, 2012, and 2011, respectively.  Royalties payable under this agreement aggregated $602,209 and $129,107 at December 31, 2013 and 2012, respectively.  Gross sales upon which royalties are based were $49,495,232; $53,837,732; and $52,864,158 for 2013, 2012, and 2011, respectively.

Amortization expense for the years ended December 31, 2013, 2012, and 2011, was $11,479; $71,532; and $43,934, respectively.  Future amortization expense for the years 2014 through 2018 is estimated to be $11,479 per year.

6.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31,
	2013	2012
Prepayments from customers	$1,720,896	$1,400,740
Accrued professional fees	169,125	162,969
Other accrued expenses	84,997	101,961
	$1,975,018	$1,665,670

7.	LONG-TERM DEBT

	December 31,
	2013	2012
Long-term debt consists of the following:

Loan from American First National Bank. It has a 20 year amortization and 10 year maturity from December 10, 2009. The loan provided funding for the expansion of the warehouse, additional office space, and a new Controlled Environment. The loan is secured by the Company’s land and buildings. The interest rate is 5.968%.	$3,717,795	$3,852,512

Note payable to Deutsche Leasing USA, Inc. The interest rate is 5.57%. The original amount of the note was $327,726 with a 36 month maturity ending in April 2014. In May 2011, the loan became payable in equal installments of principal and interest of approximately $9,900. Collateralized by three molding machines. It has a purchase option of $1.00 at the end of the term.	39,169	152,415

Note payable to Deutsche Leasing USA, Inc. The interest rate is 5.57%. The original amount of the note was $207,260 with a 36 month maturity ending in November 2014. Beginning December 2011, the loan became payable in equal installments of principal and interest of approximately $6,300. Collateralized by a molding machine. It has a purchase option of $1.00 at the end of the term.	67,032	136,369
	3,823,996	4,141,296

Less: current portion	(247,064)	(315,086)
	$3,576,932	$3,826,210

The fair value of long-term liabilities, based on Management’s estimates, approximates their reported values.

The aggregate maturities of long-term debt as of December 31, 2013, are as follows:

2014	$247,064
2015	149,742
2016	159,182
2017	169,211
2018	179,868
Thereafter	2,918,929
$3,823,996

8.	COMMITMENTS AND CONTINGENCIES

On May 19, 2010, final judgment was entered in the U.S. District Court for the Eastern District of Texas, Marshall Division for the Company which ordered that the Company recover $5,000,000 plus prejudgment and post-judgment interest, and ordered a permanent injunction for BD’s 1mL and 3mL Integra syringes until the expiration of certain patents.  The permanent injunction was stayed for the longer of the exhaustion of the appeal of the district court’s case or twelve months from May 19, 2010.  In June 2010, BD filed an appeal in the U.S. Court of Appeals for the Federal Circuit appealing the final judgment entered on May 19, 2010.  In July 2011, a three-judge panel of the U.S. Court of Appeals for the Federal Circuit reversed the district court’s judgment that BD’s 3mL Integra infringed the Company’s ‘224 patent and ‘077 patent.  The U.S. Court of Appeals for the Federal Circuit affirmed the district court’s judgment that the 1mL Integra infringes the Company’s ‘244 and ‘733 patents.  The U.S. Court of Appeals for the Federal Circuit also affirmed the district court’s judgment that the ‘077 patent is not invalid for anticipation or obviousness.  The Company had petitioned for a rehearing by all the judges of the Federal Circuit as to whether the three-judge panel properly construed the Company’s patent claim language in finding that the 3mL Integra did not infringe.  The Company’s petition for rehearing by all of the judges of the Federal Circuit was denied with two dissents being issued.  The Company filed a petition for certiorari asking the Supreme Court to review the matter.  That petition was denied in January of 2013.  On August 7, 2013, the U.S. District Court for the Eastern District of Texas issued an order adopting the Magistrate Judge’s Report and Recommendation and denying BD’s Rule 60 motion seeking a reduction in damages.  On October 29, 2013, BD filed its Notice of Appeal of the August 7, 2013 order to the Federal Circuit.  Oral argument for this appeal has been set for May 9, 2014.  On September 30, 2013, the Company received payment of $7,724,826 (the “Judgment Amount”) from BD pursuant to a stipulation in this case.  The stipulation provides that if, as a result of BD’s appeal of the District Court’s denial of BD’s Rule 60 motion, it is judicially determined that BD owes an amount less than the Judgment Amount, BD shall be entitled to restitution by the Company of any excess payment, with interest.  Otherwise, the payment of the Judgment Amount shall constitute satisfaction of the patent infringement judgment and BD shall owe no further money damages to the Company in this case.  The Judgment Amount has been reflected as a current liability in the Balance Sheets since the proceeds are not yet realizable.

In May 2010, the Company and an officer’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The Company and an officer filed a Second Amended Complaint on July 23, 2010 setting forth additional detail regarding the allegations of BD’s illegal conduct.  BD filed a motion to dismiss and the U.S. District Court for the Eastern District of Texas, Marshall Division denied that motion in part and granted it in part, granting the Company the right to re-plead certain allegations by May 13, 2011.  The Company and an officer filed a Third Amended Complaint in May 2011, setting forth additional detail regarding the alleged illegal conduct by BD.  Trial was initially set for February 2012.  However, in January 2012 the parties agreed to a continuance to allow the petition for certiorari to be considered.  As stated above, the petition was denied in January of 2013.  A hearing to re-set a trial date in light of BD’s motion for continuance was held May 3, 2013.  The trial commenced on September 9, 2013 in Tyler, Texas, and the jury returned its verdict on September 19, 2013, finding that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded the Company $113,508,014 in damages for the antitrust claim, which is subject to being trebled pursuant to statute.  The Court conducted a hearing for post-trial motions on February 7, 2014.  An order has not yet issued.  BD has stated that it plans to appeal the verdict.

In September 2007, BD and MDC Investment Holdings, Inc. (“MDC”) sued the Company in the United States District Court for the Eastern District of Texas, Texarkana Division, initially alleging that the Company is infringing two U.S. patents of MDC (6,179,812 and 7,090,656) that are licensed to BD. BD and MDC seek injunctive relief and unspecified damages.  The Company counterclaimed for declarations of non-infringement, invalidity, and unenforceability of the asserted patents.  The plaintiffs subsequently dropped allegations with regard to patent no. 7,090,656 and the Company subsequently dropped its counterclaims for unenforceability of the asserted patents.  The United States District Court for the Eastern District of Texas, Texarkana Division conducted a claims construction hearing on September 25, 2008 and issued its claims construction order on November 14, 2008.  The case has been stayed pending resolution of the Company’s first filed case against BD described above.  As of March 27, 2014, there has been no activity in this case since the stay.

Operating Leases

In 2010, the Company entered into a non-cancellable operating lease for additional office space.  Rent expense under this lease for the years ended December 31, 2013, 2012, and 2011 was $61,607; $60,401; and $59,195, respectively.  Future annual minimum rental payments as of December 31, 2013 are presented below:

2014	$62,813
2015	59,966
Total	$122,779

9.	INCOME TAXES

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2013	2012	2011
Current tax provision (benefit)
Federal	$83,470	$1,785	$(29,070)
State	7,502	8,033	42,867
Total current provision (benefit)	90,972	9,818	13,797

Deferred tax provision (benefit)
Federal	—	—	—
State	—	—	—
Total deferred tax provision (benefit)	—	—	—
Total income tax provision (benefit)	$90,972	$9,818	$13,797

The Company has $10,072,410 in tax benefits attributable to carry back losses for federal tax purposes.  The loss carry forwards will begin to expire in 2028 for federal tax purposes and began to expire for state tax purposes in 2013.

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
	2013	2012
Deferred tax assets
Net operating loss carry forwards	$3,819,961	$4,873,433
Credit for alternative minimum tax paid	83,470	—
Accrued expenses and reserves	1,350,125	1,165,658
Employee stock option expense	315,711	295,696
Inventory	338,253	319,830
Non-employee stock option expense	—	15,546
Litigation proceeds subject to stipulation	2,929,640	—
Deferred tax assets	8,837,160	6,670,163
Deferred tax liabilities
Property and equipment	(393,343)	(631,109)
Deferred tax liabilities	(393,343)	(631,109)
Net deferred assets	8,443,817	6,039,054
Valuation allowance	(8,443,817)	(6,039,054)
Net deferred tax assets	$—	$—

The valuation allowance increased $2,404,763 and $1,155,638 for 2013 and 2012, respectively.

A reconciliation of income taxes based on the federal statutory rate and the provision (benefit) for income taxes is summarized as follows:

	December 31,
	2013	2012	2011
Income tax (benefit) at the federal statutory rate	35.0%	35.0%	35.0%
State tax (benefit), net of federal (benefit)	2.9	2.9	2.9
Decrease (increase) in valuation allowance	(39.3)	(28.0)	—
Permanent differences	(0.3)	1.2	2.0
Return to accrual adjustments	—	—	(2.8)
Alternative minimum tax	(1.4)	—	3.4
Adjustments to temporary differences for stock options	—	(11.0)	—
Release of valuation allowance – Net operating loss carry forward	—	—	(39.0)
Other	1.6	(0.3)	(0.5)
Effective tax (benefit) rate	(1.5)%	(0.2)%	1.0%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions.  The Company’s federal income tax returns for all tax years ended on or after December 31, 2010, remain subject to examination by the Internal Revenue Service.  The Company’s state and local income tax returns are subject to examination by the respective state and local authorities over various statutes of limitations, most ranging from three to five years from the date of filing.

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

On July 10, 2012, the Company authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  Under the plan, the Company purchased 655,818 and 67,102 shares in 2013 and 2012, respectively.  The plan was terminated effective August 30, 2013.

Pursuant to the Certificates of Designation, Preferences, Rights And Limitations of the Series I Class B and Series II Class B Convertible Preferred Stock, the Company would have been prohibited from purchasing its Common Stock while dividends were in arrears.  Therefore, to facilitate the Common Stock repurchase plan, the Company paid dividends on the Series I Class B Preferred Stock in the amount of $38,813 on July 31, 2012 and in the amount of $12,938 at each date on October 22, 2012, January 21, 2013, April 22, 2013, and July 22, 2013.  The Company paid dividends to Series II Class B Preferred Stockholders in the amount of $134,025 on July 31, 2012 and in the amount of $44,675 on each of the same four dates listed in the preceding sentence.

12.	STOCK OPTION GRANT

The Compensation and Benefits Committee approved a grant of a non-qualified stock option pursuant to the 2008 Stock Option Plan to Walter O. Bigby, Jr., a Director, for the purchase of 50,000 shares of Common Stock on May 14, 2013.  Related share based compensation of $52,775 is included in general and administrative expense in the accompanying Statements of Operations.

13.	DIVIDENDS

On October 21, 2013 and December 20, 2013, the Board of Directors declared dividends on the Series I Class B Preferred Stock in the amount of $12,938 on each date which were paid on November 11, 2013 and January 20, 2014.  The Company also declared and paid dividends to Series II Class B Preferred Stockholders in the amount of $44,675 on the same dates.  See Note 11 for information about dividends paid during the term of the Stock Repurchase Program.

14.	STOCK OPTION EXERCISES

On July 10, 2012, the Chief Executive Officer of the Company exercised a portion of his stock option.  The Company issued 2,000,000 shares of Common Stock to him at an exercise price of $0.81 (aggregate consideration of $1,620,000).

Some employees exercised stock options at various dates in 2013 and, consequently, they were issued a total of 584,450 shares of Common Stock for an aggregate payment of $536,925 to exercise such options. These options were granted in 2008 and 2009 at exercise prices of $0.81 and $1.30.

15.	STOCKHOLDERS’ EQUITY

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

The Class B Stock has been allocated among Series I, II, III, IV, and V in the amounts of 103,500; 178,700; 130,245; 542,500; and 40,000 shares, respectively as of December 31, 2013.  The remaining 4,005,055 authorized shares have not been assigned a series.

Series I Class B Stock

There were 103,500 shares of $1 par value Series I Class B Stock outstanding at December 31, 2013 and 2012.  Holders of Series I Class B Stock are entitled to receive a cumulative annual dividend of $0.50 per share, payable quarterly if declared by the Board of Directors.  The Company paid dividends of $38,814, $51,751, and $90,000 in 2013, 2012, and 2011, respectively.  At December 31, 2013, approximately $13,000 of dividends which had not been declared were in arrears.  Such arrearage was paid on January 20, 2014.

Series I Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $7.50 per share, plus all unpaid dividends.  Each share of Series I Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933.  Pursuant to these terms, no shares of Series I Class B Stock were converted into Common Stock in 2013 or 2012.  In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series I Class B Stock then outstanding are entitled to $6.25 per share, plus all unpaid dividends prior to any distributions to holders of Series II Class B Stock, Series III Class B Stock, Series IV Class B Stock, Series V Class B Stock, or Common Stock.

Series II Class B Stock

There were 178,700 shares of $1 par value Series II Class B Stock outstanding at December 31, 2013 and 2012.  Holders of Series II Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors.  Holders of Series II Class B Stock generally have no voting rights until dividends are in arrears and unpaid for twelve consecutive quarters.  In such case, the holders of Series II Class B Stock have the right to elect one-third of the Board of Directors of the Company.  The Company paid dividends of $134,025, $178,700, and $274,625 in 2013, 2012, and 2011, respectively.  At December 31, 2013, approximately $45,000 of dividends which had not been declared were in arrears.  Such arrearage was paid on January 20, 2014.

Series II Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $15.00 per share plus all unpaid dividends.  Each share of Series II Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933.  Pursuant to these terms, no shares of Series II Class B Stock were converted into Common Stock in 2013 or 2012.  In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series II Class B Stock then outstanding are entitled to $12.50 per share, plus all unpaid dividends, after distribution obligations to holders of Series I Class B Stock have been satisfied and prior to any distributions to holders of Series III Class B Stock, Series IV Class B Stock, Series V Class B Stock, or Common Stock.

Series III Class B Stock

There were 130,245 shares of $1 par value Series III Class B Stock outstanding at December 31, 2013 and 2012.  Holders of Series III Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors.  At December 31, 2013 and 2012, approximately $3,627,000 and $3,497,000, respectively, of dividends which have not been declared were in arrears.

Series III Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $15.00 per share, plus all unpaid dividends.  Each share of Series III Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933.  Pursuant to these terms, no shares of Series III Class B Stock were converted into Common Stock in 2013 or 2012.  In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series III Class B Stock then outstanding are entitled to $12.50 per share, plus all unpaid dividends, after distribution obligations to Series I Class B Stock and Series II Class B Stock have been satisfied and prior to any distributions to holders of Series IV Class B Stock, Series V Class B Stock, or Common Stock.

Series IV Class B Stock

There were 542,500 shares of $1 par value Series IV Class B Stock outstanding at December 31, 2013 and 2012.  Holders of Series IV Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly, if declared by the Board of Directors.  At December 31, 2013 and 2012, approximately $7,423,000 and $6,881,000, respectively, of dividends which have not been declared were in arrears.

Series IV Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $11.00 per share plus all unpaid dividends.  Each share of Series IV Class B Stock may, at the option of the stockholder any time subsequent to three years from date of issuance, be converted into one share of Common Stock, or in the event the Company files an initial registration statement under the Securities Act of 1933.  Pursuant to these terms, no shares of Series IV Class B Stock were converted into Common Stock in 2013 or 2012.  In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series IV Class B Stock then outstanding are entitled to receive liquidating distributions of $11.00 per share, unpaid dividends after distribution obligations to Series I Class B Stock, Series II Class B Stock, and Series III Class B Stock have been satisfied and prior to any distribution to holders of Series V Class B Stock or Common Stock.

Series V Class B Stock

There were 40,000 and 46,607 shares of $1 par value Series V Class B Stock outstanding at December 31, 2013 and 2012, respectively.  Holders of Series V Class B Stock are entitled to receive a cumulative annual dividend of $0.32 per share, payable quarterly, if declared by the Board of Directors.  At December 31, 2013 and 2012, approximately $942,000 and $929,000, respectively, of dividends which have not been declared were in arrears.

Series V Class B Stock is redeemable after two years from the date of issuance at the option of the Company at a price of $4.40 per share plus all unpaid dividends.  Each share of Series V Class B Stock may, at the option of the stockholder any time subsequent to the date of issuance, be converted into Common Stock.  Pursuant to these terms, 6,607 shares of Series IV Class B Stock were converted into Common Stock in 2013 and none were converted in 2012.  In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series V Class B Stock then outstanding are entitled to receive liquidating distributions of $4.40 per share, plus unpaid dividends after distribution obligations to Series I Class B Stock, Series II Class B Stock, Series III Class B Stock, and Series IV Class B Stock have been satisfied and prior to any distribution to the holders of the Common Stock.

Common stock

The Company is authorized to issue 100,000,000 shares of no par value Common Stock, of which 27,187,702 and 27,252,463 shares were outstanding at December 31, 2013 and 2012, respectively.  The Company had a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 until termination of such plan in August 2013.  Under the plan, the Company purchased 67,102 shares in 2012 and 655,818 shares in 2013.  Such purchased shares are recorded as treasury stock.

16.	RELATED PARTY TRANSACTIONS

The Company has a license agreement with the Chief Executive Officer of the Company. See Note 5.

The Chief Executive Officer of the Company exercised a portion of his stock option in 2012.  See Note 14.

During the years ended December 31, 2013, 2012, and 2011, the Company paid $93,939; $91,086; and $96,787, respectively, to a family member of its Chief Executive Officer as an employee and consultant.

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

17.	STOCK OPTIONS

Stock options

The Company has approved stock option plans for the granting of stock options to employees, Directors, and consultants.  Options for the purchase of 700 shares of Common Stock remain outstanding under the 1999 Stock Option Plan, which terminated pursuant to its terms in 2009.  Options for the purchase of 2,899,108 shares of Common Stock have been issued under the 2008 Stock Option Plan, which authorized a total of 3,000,000 shares of Common Stock upon the exercise of stock options.  Options for the purchase of 1,889,931 shares under the 2008 Stock Option Plan were outstanding as of December 31, 2013.  Options for the purchase of 1,000,000 shares of Common Stock remain outstanding under an option granted to Mr. Thomas J. Shaw.

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

Employee options

A summary of Director, officer, and employee options granted and outstanding under the Plans is presented below:

	Years Ended December 31,
	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	3,367,081	$0.95	5,433,591	$0.91	5,508,513	$0.91
Granted	50,000	1.46	—	—	—	—
Exercised	(584,450)	(0.92)	(2,000,865)	(0.81)	(67,122)	(0.81)
Forfeited	(12,000)	(2.38)	(65,645)	(2.29)	(7,800)	(0.85)

Outstanding at end of period	2,820,631	$0.95	3,367,081	$0.95	5,433,591	$0.91

Exercisable at end of period	2,820,631	$0.95	3,367,081	$0.95	5,433,591	$0.91

No employee options were issued in 2012 or 2011.  The fair value of the 2013 grant is $1.06 per share of underlying Common Stock and is estimated on the date of the grant using the Black Scholes pricing model with the following assumptions: expected volatility of 67.53%, risk free interest rate of 3.35%, and an expected life of 8.61 years.  This option was issued under the 2008 Stock Option Plan.

The following table summarizes information about Director, officer, and employee options outstanding under the aforementioned plans at December 31, 2013:

Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Shares Exercisable
$8.87	700	0.36	700
$1.30	754,103	4.88	754,103
$1.46	50,000	9.37	50,000
$0.81	2,015,828	5.54	2,015,828

Non-employee options

A summary of options outstanding during the years ended December 31 and held by non-employees is as follows:

	Years Ended December 31,
	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	70,000	$0.81	302,500	$5.49	302,500	$5.49
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	(232,500)	(6.90)	—	—

Outstanding at end of period	70,000	$0.81	70,000	$0.81	302,500	$5.49

Exercisable at end of period	70,000	$0.81	70,000	$0.81	302,500	$5.49

No non-employee options were issued in 2011, 2012, or 2013.

The following table summarizes information about non-employee options outstanding under the aforementioned plans at December 31, 2013:

Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life	Shares Exercisable
$0.81	70,000	5.54	70,000

The Company recorded $52,775; $0; and $0 as stock-based compensation expense in 2013, 2012, and 2011, respectively.  The total intrinsic value of options exercised was $1,210,135; $220,268; and $49,626 in 2013, 2012, and 2011, respectively.  The aggregate intrinsic value of options outstanding and exercisable with exercise prices lower than market price at December 31, 2013 was approximately $6,158,133.  There is no compensation cost related to non-vested stock options to be recognized in the future.

Options Pricing Models – Assumptions

The expected life and forfeiture rate assumptions are based on the vesting period for each option grant and expected exercise behavior.  The assumptions for expected volatility and dividend yield are based on recent historical experience.  Risk-free interest rates are set using grant-date U.S. Treasury yield curves for the same periods as the expected term.

18.	401(k) PLAN

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

19.	BUSINESS SEGMENTS

	2013	2012	2011
U.S. sales	$24,843,200	$25,363,814	$26,655,781
North and South America sales (excluding U.S.)	4,453,151	4,668,550	4,736,356
Other international sales	1,488,776	3,612,139	710,159
Total sales	$30,785,127	$33,644,503	$32,102,296

Long-lived assets
U.S.	$10,676,053	$11,679,592	$12,412,502
International	$234,119	$220,058	$241,354

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

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

The selected quarterly financial data for the periods ended December 31, 2013 and 2012, have been derived from the Company’s unaudited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods.

	(In thousands, except for per share and outstanding stock amounts)
	2013
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Sales, net	$7,173	$6,907	$9,160	$7,545
Cost of sales	4,397	5,168	5,842	5,068
Gross profit	2,776	1,739	3,318	2,477
Total operating expenses	4,143	4,124	4,143	3,831
Loss from operations	(1,367)	(2,385)	(825)	(1,354)
Interest and other income	11	9	7	12
Interest expense, net	(52)	(61)	(60)	(58)
Provision (benefit) for income taxes	2	2	62	25
Net loss	(1,410)	(2,439)	(940)	(1,425)
Preferred stock dividend requirements	(229)	(229)	(229)	(229)

	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Loss applicable to common shareholders	$(1,639)	$(2,668)	$(1,169)	$(1,654)
Basic loss per share	$(0.06)	$(0.10)	$(0.04)	$(0.06)
Diluted loss per share	$(0.06)	$(0.10)	$(0.04)	$(0.06)
Weighted average shares outstanding - basic	27,238,495	27,042,370	26,972,818	26,719,608
Weighted average shares outstanding - diluted	27,238,495	27,042,370	26,972,818	26,719,608
Gross profit margin	38.7%	25.2%	36.2%	32.8%

	(In thousands, except for per share and outstanding stock amounts)
	2012
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Sales, net	$7,430	$8,728	$9,444	$8,042
Cost of sales	4,590	5,397	6,090	6,391
Gross profit	2,840	3,331	3,354	1,651
Total operating expenses	3,486	3,862	3,565	4,202
Loss from operations	(646)	(531)	(211)	(2,551)
Interest and other income	12	11	11	13
Interest expense, net	(72)	(70)	(68)	(20)
Provision (benefit) for income taxes	8	14	4	(17)
Net loss	(714)	(604)	(272)	(2,541)
Preferred stock dividend requirements	(230)	(230)	(230)	(230)
Loss applicable to common shareholders	$(944)	$(834)	$(502)	$(2,771)
Basic loss per share	$(0.04)	$(0.03)	$(0.02)	$(0.10)
Diluted loss per share	$(0.04)	$(0.03)	$(0.02)	$(0.10)
Weighted average shares outstanding - basic	25,318,700	25,318,700	26,972,818	27,268,696
Weighted average shares outstanding - diluted	25,318,700	25,318,700	26,972,818	27,268,696
Gross profit margin	38.2%	38.2%	35.5%	20.5%

Major variances for 2013 compared to 2012 are due to the Medical Devise Excise Tax of 2.3% of sales imposed in 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based upon this evaluation, the CEO and CFO concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The term internal control over financial reporting means a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, Management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of Management and Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.  Management used the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting as required by paragraph (c) of Rule 13a-15 under the Exchange Act.  Management, with the participation of our CEO and CFO, concluded that our internal control over financial reporting as of December 31, 2013, was effective.  No material weaknesses in our internal control over financial reporting were identified by Management.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the fourth quarter of 2013 or subsequent to December 31, 2013 in our internal control over financial reporting or in any other factor that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position	Term as Director Expires
EXECUTIVES
Thomas J. Shaw	63	Chairman, President, Chief Executive Officer, and Class 2 Director	2014
Douglas W. Cowan	70	Vice President, Chief Financial Officer, Treasurer, Principal Accounting Officer, and Class 2 Director	2014
Russell B. Kuhlman	60	Vice President, Sales	N/A
Michele M. Larios	47	Vice President, General Counsel, and Secretary	N/A
Steven R. Wisner	56	Executive Vice President, Engineering & Production and Class 1 Director	2015

INDEPENDENT DIRECTORS
Marco Laterza	66	Class 1 Director	2015
Amy Mack	46	Class 1 Director	2015
Walter O. Bigby, Jr.	49	Class 2 Director	2014
Clarence Zierhut	85	Class 2 Director	2014

SIGNIFICANT EMPLOYEES
Kathryn M. Duesman	51	Executive Director, Global Health	N/A
Lawrence G. Salerno	53	Director of Operations	N/A
Shayne Blythe	45	Director of Sales and Marketing Logistics	N/A
John W. Fort III	45	Director of Accounting	N/A
James A. Hoover	66	Director of Quality Assurance	N/A
R. John Maday	53	Production Manager	N/A
Judy Ni Zhu	55	Research and Development Manager	N/A
Patti King	56	Director of National Accounts	N/A

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

Douglas W. Cowan is a Vice President and our Chief Financial Officer, Treasurer, Principal Accounting Officer, and a Director.  Mr. Cowan joined us as Chief Financial Officer and was elected to the Board of Directors in 1999.  We believe it is appropriate Mr. Cowan continue to serve as a Director due to his level of involvement in the financial state of the Company (as its CFO) as well as his lead role in supervising all internal control and disclosure control procedures and statements.  He also serves as the primary contact for investors which enables him to bring their concerns to the Board on appropriate topics as they arise.  His expertise as a CPA and experience as the Company’s CFO allow him to guide the Board, upon request, with regard to financial matters.  He is responsible for our financial, accounting, investor relations, risk management, and forecasting functions.

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

Independent Directors

Marco Laterza joined us as a Director effective as of March 22, 2005.  We believe it is appropriate Mr. Laterza continue to serve as a Director because of his skills as a CPA in active practice as well as his decades of experience in advising individuals and entities with regard to corporate planning and financial issues.  Such skills and experience provide a valuable contribution in his role as the designated financial expert on the Audit Committee as well as provide valuable independent accounting advice to the Board.  Since 1988, Mr. Laterza has owned and operated a public accounting practice.  His practice includes corporate, partnership and individual taxation, compilation/review of financial statements, financial planning, business consulting, and trusts and estates.  From 2004 to the present Mr. Laterza has also served as the Treasurer for EZ Blue Software Corporation, a private software company.  Since 2009, Mr. Laterza has served as Vice President of SpectraComp, Corp. a private holding company.  Formerly, Mr. Laterza was employed in a number of positions from 1977 to 1985 with El Paso Natural Gas Company eventually serving as its Director of Accounting.

Amy Mack joined us as a Director on November 19, 2007.  We believe it is appropriate that Ms. Mack continue as a Board member due both to her experience as a nurse (the primary retail user of our products) as well as her experience in running her own company.  Since April of 2000, she has been the Secretary of EmergiStaff & Associates, a nursing agency, and she served as the Chief Nursing Officer of EmergiStaff & Associates from 2000 to 2010.  From 2003 to 2010, she was the owner and Aesthetics Nurse Specialist for Spa O2 & Medical Aesthetics.  Ms. Mack has served as an emergency room nurse in various emergency rooms throughout her career as a nurse.

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

Patti S. King joined us in 2006 and is our Director of National Accounts.  Ms. King is responsible for managing all activities with healthcare group purchasing organizations (GPOs), which includes national contracting negotiations and contract implementation.  She has over 30 years of healthcare experience, including patient care in respiratory therapy and cardiopulmonary technology, clinical data research, clinical software development, sales, sales and operations management, and national account (group purchasing) business development.  In 2005 and 2006, Ms. King served on our Board of Directors.

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

A copy of the code, as amended in 2009, is incorporated herein as Exhibit No. 14.  We have posted a copy of the code on our website at www.vanishpoint.com/investor.htm.  Please follow the link to “Governance” then follow the link to “Charters,” then click on “RVP Corporate Code of Conduct.”  Any amendment to this code or waiver of its application to the principal executive officer, principal financial officer, principal accounting officer, or controller or similar person shall be disclosed to investors by means of a Form 8-K filing with the SEC.  We will provide to any person without charge, upon request, a copy of such code of ethics.  Such requests should be submitted in writing to Mr. Douglas W. Cowan at 511 Lobo Lane, P.O. Box 9, Little Elm, Texas 75068-0009.

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

In 2009, all employees above a certain salary level had their salaries reduced by 10%.  All employees affected by the salary reduction had their salaries increased by the amount of the reduction.  Such increase was effective for most employees on August 6, 2012 and was effective for four of our executive officers on October 28, 2013.

Mr. Shaw’s Employment Agreement provides that his salary is automatically increased by the percentage increase in the consumer price index (“CPI”) from the previous year.  The Compensation and Benefits Committee decided to increase Mr. Shaw’s salary by the CPI percentage increase ($6,840 or 1.5%) over his 2013 salary for 2014.

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

Long-Term Incentive: Stock Options

We have issued stock options to our employees from time to time and may do so in the future.  A stock option was issued to an independent Director in 2013.  Options are generally granted to regular full-time employees and officers.

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

Each stock option grant to employees allows the employee to acquire shares of Common Stock at a fixed price per share (never less than the closing stock price of the Common Stock on the date of grant) for a fixed period (usually ten years).  With regard to grants prior to 2009, each option generally became exercisable after three years, contingent upon the employee’s continued employment with us.  However, options issued to Officers and Directors pursuant to the 2008 option exchange offer, vested immediately for non-employee Directors and after one year for employees (including employee Directors).  Options granted in 2009 and later vested in one year for executive officers and immediately for non-employee Directors.  Accordingly, generally stock option grants will provide a return to the employee only if the employee remains employed by us during the vesting period, and then only if the market price of the underlying Common Stock appreciates.  Future grants may vest over a shorter or longer period.

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

Shareholder Advisory Votes

At our 2013 annual meeting of shareholders, we provided our shareholders with the opportunity to cast an advisory vote on the compensation paid to our named executive officers (“say-on-pay”). An overwhelming majority of the votes cast on the say-on-pay proposal were voted in favor of the proposal.  We believe that this is an overall endorsement by the shareholders of our approach to executive compensation.  The Compensation Committee will continue to take into account the outcome of future say-on-pay votes when making compensation decisions for the named executive officers in the future.  We intend to hold the next say-on-pay vote at our 2016 annual meeting of shareholders.

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

What Specific Items of Corporate Performance Are Taken Into Account in Setting Compensation Policies and Making Compensation Decisions

Cash reserves as well as trends in sales and costs are taken into account when considering the advisability of increasing base salaries or granting cash bonuses.  However, no specific items of corporate performance are taken into account in setting executive compensation due to the fact that we compete in a monopolistic environment and, therefore, significant achievement or performance is not always correlated with corporate results.  At such times that any of these factors make it inadvisable to increase salaries or grant bonuses, then consideration is given to increasing option awards, taking into account the value of prior option awards.

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

Compensation Pursuant to Employment Agreement

We have an Employment Agreement with Mr. Thomas J. Shaw (the “Employment Agreement”) which was modified effective January 1, 2008 to avoid adverse tax consequences to Mr. Shaw created by the passage of the American Jobs Creation Act of 2004.  No other executives or Directors are compensated pursuant to employment agreements.

The Employment Agreement provides for an initial period of three years which ended December 31, 2010 and automatically and continuously renews for consecutive two-year periods.  The Employment Agreement is terminable either by us or Mr. Shaw upon 30 days’ written notice or upon Mr. Shaw’s death.

The Employment Agreement provides for an annual salary of at least $416,400 with an annual salary increase equal to no less than the percentage increase in the CPI over the prior year.  The Employment Agreement requires that Mr. Shaw’s salary be reviewed by the Compensation and Benefits Committee annually, which shall make such increases as it considers appropriate.   Mr. Shaw took a 10% salary cut in August of 2009, along with all other executive officers and other employees earning over a certain salary.  In October 2013, his salary was increased by the amount of the reduction.  Additionally, the Compensation and Benefits Committee increased his 2014 salary by $6,840 (1.5%) over his 2013 salary in accordance with the percentage increase in the CPI over the prior year.

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
WALTER O. BIGBY, JR.
AMY MACK

SUMMARY OF TOTAL COMPENSATION

The following Summary Compensation Table sets forth the total compensation paid or accrued by us over the past three fiscal years to or for the account of the principal executive officer, the principal financial officer, and the three highest paid additional executive officers:

SUMMARY COMPENSATION TABLE FOR 2011-2013
Name and Principal Position	Year	Salary ($)	All Other Compensation ($)		Total ($)
Thomas J. Shaw	2011	392,810	—		392,810
President and CEO	2012	406,714	220,000	(1)	626,714
(principal executive officer)	2013	420,280	—		420,280

Michele M. Larios	2011	315,281	—		315,281
Vice President,	2012	315,000	—		315,000
General Counsel	2013	320,683	—		320,683

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Douglas W. Cowan	2011	261,051	—	261,051
Vice President, CFO	2012	261,000	—	261,000
(principal financial officer, principal accounting officer)	2013	265,462	—	265,462

Steven R. Wisner	2011	261,000	—	261,000
Executive Vice President,	2012	261,000	—	261,000
Engineering and Production	2013	265,462	—	265,462

Russell B. Kuhlman	2011	125,377	—	125,377
Vice President, Sales	2012	130,916	—	130,916
	2013	143,429	—	143,429

(1)                                 This amount is the result of Mr. Shaw’s gain on exercising a portion of his nonqualified stock option for 2,000,000 shares of Common Stock.  This gain had no effect on our financial statements.  The expense related to the stock options was recognized in previous years.

Narrative Disclosure to Summary Compensation Table

Please see Compensation Pursuant to Employment Agreement above and POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL below for terms of our only employment agreement in effect.

For each Named Executive Officer, salary represents 100% of total compensation for 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following Outstanding Equity Awards at Fiscal Year-End Table sets forth information regarding unexercised options held by the principal executive officer, the principal financial officer, and the three highest paid additional executive officers as of December 31, 2013.

OUTSTANDING EQUITY AWARDS AT 2013 FISCAL YEAR END
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

SUMMARY OF PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

ASSUMING OCCURRENCE AS OF DECEMBER 31, 2013(1)

Payment Triggering Event	Salary Through Trigger Event Date	Amounts Owed Under Benefit Plans(2)	Reimbursement of Expenses	Undiscounted Salary For a Period of 24 Months	Payment Equal to 90 Days’ Salary	Value of Payments(3)
Death	x	x	x	—	—	—

Disability	x	x	x	$912,036	—	$912,036

Termination With Cause	x	—	x	—	—	—

Termination Without Cause	x	x	x	$912,036	—	$912,036

Resignation (Other Than After a Change in Control)	x	x	x	—	$114,005	$114,005

Resignation (After a Change in Control)	x	x	x	$912,036	—	$912,036

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

(3)                                 This value does not include payments under our benefit plans for reasons set forth in footnote 2 above.  In addition, this value assumes that the triggering event occurred on December 31, 2013.  Authorized payments under the Employment Agreement are also capped to one dollar less than the amount that would cause Mr. Shaw to be the recipient of a parachute payment under Section 280G(b) of the Internal Revenue Code.

COMPENSATION OF DIRECTORS

The following table identifies the types and amounts of compensation earned by our Directors (with the exception of those that are named Executive Officers as described in footnote 1 to the table) in the last Fiscal Year:

DIRECTOR COMPENSATION TABLE FOR 2013

Name(1)	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	Total ($)
Marco Laterza	$2,500	$—	$2,500
Amy Mack	$2,500	$—	$2,500
Clarence Zierhut	$2,500	$—	$2,500
Walter O. Bigby, Jr.	$2,500	$52,775	$55,275

(1)                                 Thomas J. Shaw, Douglas W. Cowan, and Steven Wisner are Named Executive Officers who are also Directors.  Their compensation is reflected in the Summary Compensation and other tables presented earlier.

(2)                                 50,000 shares of Common Stock underlie the option granted to Mr. Bigby in 2013.  The value of this grant is estimated on the date of the grant using the Black Scholes pricing model with the following assumptions:  expected volatility of 67.53%, risk free interest rate of 3.35%, and an expected life of 8.61 years.  These options were issued under the 2008 Stock Option Plan.

Narrative Explanation of Director Compensation Table for 2013

In 2013 we paid each non-employee Director a fee of $500 per meeting and reimbursed travel expenses, if airfare, hotel, and other reasonable travel-related expenses were incurred to attend Board meetings.  We do not pay any additional amounts for committee participation or special assignment.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information relating to our equity compensation plans as of December 31, 2013:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,890,631	$0.95	100,892
Total	2,890,631	$0.95	100,892

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information regarding the beneficial ownership as of March 3, 2014, for each person known by us to own beneficially 5% or more of our Common Stock.  Except pursuant to applicable community property laws, each shareholder identified in the table possesses sole voting and investment power with respect to his or her shares, except as noted below.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock
	Thomas J. Shaw(2) 511 Lobo Lane P.O. Box 9 Little Elm, TX 75068-0009	14,665,642	51.8%

	Suzanne M. August(3) 5793 Lois Lane Plano, TX 75024	3,800,000	13.9%

	Lillian E. Salerno(4) 777 7th Avenue 430 Washington DC 20001	1,776,000	6.5%

	Lloyd I. Miller, III(5) 222 Lakeview Avenue Suite 160-365 West Palm Beach, FL 33401	1,416,938	5.2%

(1)                                 The Percent of Class is calculated for the Common Stock class by dividing each beneficial owner’s Amount of Beneficial Ownership, as shown in the table above, by the sum of the total outstanding Common Stock (27,296,312 shares) plus that beneficial owner’s stock equivalents (options), if any.

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

(5)                                 The number of shares held by this person was obtained from a Schedule 13G/A filed on February 12, 2014.  Pursuant to the Schedule 13G/A, Lloyd I. Miller, III has sole voting and dispositive power for all reported shares.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 3, 2014, for each Named Executive Officer specified by Item 402 of Regulation S-K (i.e., our CEO, CFO, and three other highest paid executive officers) and each Director of the Company.  Except pursuant to applicable community property laws or as otherwise discussed below, each shareholder identified in the table possesses sole voting and investment power with respect to his or her shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common Stock
As a Group	Named Executive Officers and Directors	15,566,870	55.1%
As Individuals	Thomas J. Shaw(2)	14,665,642	51.8%
	Michele M. Larios(3)	261,000	<1%
	Douglas W. Cowan(4)	200,000	<1%
	Steven R. Wisner(5)	129,450	<1%
	Russell B. Kuhlman(6)	89,450	<1%
	Clarence Zierhut(7)	62,500	<1%
	Marco Laterza(8)	60,000	<1%
	Walter O. Bigby, Jr.(9)	55,000	<1%
	Amy Mack(10)	43,828	<1%

(1)                                 The Percent of Class is calculated for the individuals holding Common Stock by dividing each beneficial owner’s Amount of Beneficial Ownership, as shown in the table above, by the sum of the total outstanding Common Stock (27,296,312 shares) plus that beneficial owner’s stock equivalents (options), if any.  The Percent of Class is calculated for the “As a Group” row by totaling all of the Percent of Class percentages appearing in the chart.

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

(3)                                 250,000 of these shares are acquirable by the exercise of stock options.  1,000 of these shares are owned by Ms. Larios’ children.

(4)                                 These shares are acquirable by the exercise of stock options.

(5)                                 124,200 of these shares are acquirable by the exercise of stock options.

(6)                                 88,450 of these shares are acquirable by the exercise of stock options.

(7)                                 These shares are acquirable by the exercise of stock options.

(8)                                 50,000 of these shares are acquirable by the exercise of stock options.

(9)                                 50,000 of these shares are acquirable by the exercise of stock options.

(10)                          These shares are acquirable by the exercise of stock options.

There are no arrangements, the operation of which would result in a change in control of the Company, other than:

1. Ms. August’s shares shall cease to be controlled by Mr. Shaw under their Voting Agreement upon their sale to a third party; and

2.  Mr. Shaw was granted an option for the purchase of 3,000,000 shares of Common Stock, of which 1,000,000 shares of Common Stock remain eligible for purchase upon exercise.  Mr. Shaw is able to control 51.8% of the currently outstanding shares of the Common Stock and would control 47.20% of the Common Stock assuming the exercise of all outstanding options and conversion of all outstanding preferred shares.

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

In 1995, Thomas J. Shaw, President, Chief Executive Officer, and shareholder holding more than 5% of the outstanding Common Stock, was paid a licensing fee of $500,000 (amortized over 17 years) by us for the exclusive worldwide licensing rights to manufacture, market, sell, and distribute retractable medical safety products.  A royalty of 5% of gross sales of all licensed products sold to customers over the life of the Technology Licensing Agreement is paid.  Of this royalty, Ms. Suzanne August, the former spouse of Mr. Shaw, is entitled to $100,000 per quarter.  Mr. Shaw receives the remainder of this royalty.  A royalty of $1,701,659 and $2,185,019 was paid to Thomas J. Shaw in 2013 and 2012, respectively.  Ms. August received $300,000 in 2013 and $500,000 in 2012.

On July 10, 2012, Mr. Shaw exercised a portion of his stock option.  The Company issued 2,000,000 shares of Common Stock to him at an exercise price of $0.81 (aggregate consideration of $1,620,000).

Director Independence

The Board of Directors has the responsibility for establishing corporate policies and for our overall performance, although it is not involved in day-to-day operations.  Currently, a majority (four of seven) of the Directors serving on our Board of Directors are independent Directors as defined in the listing standards of the NYSE MKT.  Our current independent Directors are Clarence Zierhut, Marco Laterza, Amy Mack, and Walter O. Bigby, Jr.  Each of our committees is constituted solely by independent Directors.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES

The aggregate fees billed by CF & Co., L.L.P. for professional services rendered for the audit of our annual financial statements for 2013 and 2012 and the reviews of the financial statements included in our Forms 10-Q or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $180,000 and $180,000, respectively.

AUDIT RELATED FEES

The aggregate fees billed by CF & Co., L.L.P. for professional services rendered for the audit of our 401(k) plan for 2013 and 2012 were $13,000 and $12,500, respectively.

TAX FEES

The aggregate fees billed by CF & Co., L.L.P. for preparation of federal and state income tax returns and tax consulting costs related to notices from taxing authorities for 2013 and 2012 were $96,408 and $77,062, respectively. 2013 fees also include consultation on state sales tax matters and preparation of certain sales tax returns.

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

(2)

Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below. Schedule II-Schedule of Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012, and 2011:

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Provision for Inventories
Fiscal year ended 2011	$205,600	$52,835	$—	$258,435
Fiscal year ended 2012	$258,435	$120,000	$138,683	$239,752
Fiscal year ended 2013	$239,752	$530,000	$88,357	$681,395

Provision for Accounts Receivables
Fiscal year ended 2011	$780,900	$1,298,044	$—	$2,078,944
Fiscal year ended 2012	$2,078,944	$107,246	$—	$2,186,190
Fiscal year ended 2013	$2,186,190	$50,000	$537,684	$1,698,506

Deferred Tax Valuation
Fiscal year ended 2011	$5,442,682	$—	$559,266	$4,883,416
Fiscal year ended 2012	$4,883,416	$1,155,638	$—	$6,039,054
Fiscal year ended 2013	$6,039,054	$2,404,763	$—	$8,443,817

Provision for Rebates		(A)	(B)	(C)
Fiscal year ended 2011	$11,102,329	$19,229,308	$14,172,842	$16,158,795
Fiscal year ended 2012	$16,158,795	$19,615,388	$13,780,916	$21,993,267
Fiscal year ended 2013	$21,993,267	$17,912,447	$13,112,048	$26,793,666

(A)	Represents estimated rebates deducted from gross revenues

(B)	Represents rebates credited to the distributor and charge offs against the allowance

(C)

Includes $3,611,962; $3,036,564; and $2,170,764 in Accounts payable for 2013, 2012 and 2011, respectively. The remainder includes a contra-account for credits taken by the distributor for which a credit memorandum has not been issued by the Company

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
101

The following materials from this report, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2013 and 2012, (ii) the Statements of Operations for the years ended December 31, 2013, 2012, and 2011, (iii) the Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (iv) the Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011, and (v) Notes to Financial Statements. ◦◦◦◦

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

RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

By:	/s/ Thomas J. Shaw
THOMAS J. SHAW
CHAIRMAN, PRESIDENT, AND
CHIEF EXECUTIVE OFFICER

Date:	March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven R. Wisner
STEVEN R. WISNER
EXECUTIVE VICE PRESIDENT, ENGINEERING & PRODUCTION AND DIRECTOR

March 31, 2014

/s/ Douglas W. Cowan
DOUGLAS W. COWAN
VICE PRESIDENT, CHIEF FINANCIAL OFFICER, PRINCIPAL ACCOUNTING OFFICER, TREASURER, AND DIRECTOR

March 31, 2014

/s/ Clarence Zierhut
CLARENCE ZIERHUT
DIRECTOR

March 31, 2014

/s/ Amy Mack
AMY MACK
DIRECTOR

March 31, 2014

/s/ Marco Laterza
MARCO LATERZA
DIRECTOR

March 31, 2014

/s/ Walter O. Bigby, Jr.
WALTER O. BIGBY, JR.
DIRECTOR

March 31, 2014