Form 10-Q
period 2014-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2014-05-15
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  27,326,472 shares of Common Stock, no par value, issued and outstanding on May 1, 2014, excluding treasury shares.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2014

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2014
	(unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$24,198,456	$27,629,359
Accounts receivable, net	3,174,724	3,476,718
Inventories, net	5,404,275	5,735,589
Other current assets	604,082	1,065,641
Total current assets	33,381,537	37,907,307

Property, plant, and equipment, net	11,324,601	10,910,172
Intangible and other assets, net	277,647	279,965
Total assets	$44,983,785	$49,097,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,845,655	$5,107,778
Litigation proceeds subject to stipulation	7,724,826	7,724,826
Current portion of long-term debt	201,982	247,064
Accrued compensation	643,453	815,044
Dividends payable	57,613	57,613
Accrued royalties to shareholders	496,242	602,209
Other accrued liabilities	1,559,139	1,975,018
Income taxes payable	4,807	90,972
Total current liabilities	14,533,717	16,620,524

Long-term debt, net of current maturities	3,539,796	3,576,932
Total liabilities	18,073,513	20,197,456

Commitments and contingencies — see Note 6

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	103,500	103,500
Series II, Class B	178,700	178,700
Series III, Class B	130,245	130,245
Series IV, Class B	542,500	542,500
Series V, Class B	40,000	40,000
Common stock, no par value	—	—
Additional paid-in capital	59,031,842	58,983,166
Retained deficit	(32,019,906)	(29,981,514)
Common stock in treasury – at cost	(1,096,609)	(1,096,609)
Total stockholders’ equity	26,910,272	28,899,988
Total liabilities and stockholders’ equity	$44,983,785	$49,097,444

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Sales, net	$6,040,378	$7,173,112
Cost of sales
Cost of manufactured product	3,820,784	3,840,094
Royalty expense to shareholders	496,242	556,965
Total cost of sales	4,317,026	4,397,059
Gross profit	1,723,352	2,776,053

Operating expenses:
Sales and marketing	1,096,694	1,063,287
Research and development	184,724	180,848
General and administrative	2,431,678	2,898,952
Total operating expenses	3,713,096	4,143,087
Loss from operations	(1,989,744)	(1,367,034)

Interest and other income	10,396	11,440
Interest expense, net	(57,168)	(52,063)
Loss before income taxes	(2,036,516)	(1,407,657)
Provision for income taxes	1,876	1,876
Net loss	(2,038,392)	(1,409,533)
Preferred stock dividend requirements	(228,999)	(229,068)
Loss applicable to common shareholders	$(2,267,391)	$(1,638,601)

Basic loss per share	$(0.08)	$(0.06)

Diluted loss per share	$(0.08)	$(0.06)

Weighted average common shares outstanding:
Basic	27,258,689	27,238,495
Diluted	27,258,689	27,238,495

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cash flows from operating activities
Net loss	$(2,038,392)	$(1,409,533)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	326,482	314,179
Loss on disposal of assets	—	(1,000)
(Increase) decrease in assets:
Inventories	331,314	(201,770)
Accounts receivable	301,994	536,846
Other current assets	461,559	483,634
Increase (decrease) in liabilities:
Accounts payable	(1,262,123)	(1,836,871)
Other accrued liabilities	(693,437)	(17,770)
Income taxes payable	(86,165)	1,876
Net cash used by operating activities	(2,658,768)	(2,130,409)

Cash flows from investing activities
Purchase of property, plant, and equipment	(738,597)	(63,890)
Proceeds from sale of assets	—	1,000
Net cash used by investing activities	(738,597)	(62,890)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(82,214)	(77,657)
Repurchase of Common Stock	—	(101,672)
Proceeds from the exercise of stock options	106,289	—
Payment of Preferred Stock dividends	(57,613)	(57,613)
Net cash used by financing activities	(33,538)	(236,942)

Net decrease in cash and cash equivalents	(3,430,903)	(2,430,241)

Cash and cash equivalents at:
Beginning of period	27,629,359	25,963,313
End of period	$24,198,456	$23,533,072

Supplemental schedule of cash flow information:
Interest paid	$57,168	$62,537
Income taxes paid	$87,995	$—

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$57,613	$57,613

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.     BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

Business of the Company

Retractable Technologies, Inc. (the “Company”) was incorporated in Texas on May 9, 1994, and designs, develops, manufactures, and markets safety syringes and other safety medical products for the healthcare profession.  The Company began to develop its manufacturing operations in 1995.  The Company’s manufacturing and administrative facilities are located in Little Elm, Texas.  The Company’s primary products with Notice of Substantial Equivalence to the FDA are the VanishPoint® 0.5mL insulin syringe; 1mL tuberculin, insulin, and allergy antigen syringes; the 3mL, 5mL, and 10mL syringes; the blood collection tube holder; the small diameter tube adapter; the allergy tray; the IV safety catheter; the Patient Safe® syringe; the Patient Safe® Luer Cap; and the VanishPoint® Blood Collection Set.

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of Management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.  The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements incorporated into its Form 10-K filed on March 31, 2014 for the year ended December 31, 2013.

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

The following table reflects our significant customers for the first quarters of 2014 and 2013:

	Three Months ended March 31, 2014	Three Months ended March 31, 2013
Number of significant customers	3	1
Aggregate dollar amount of net sales to significant customers	$3.0 million	$1.4 million
Percentage of net sales to significant customers	49.1%	19.2%

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 53.3% and 70.8% of its finished products in the first three months of 2014 and 2013, respectively, from the Company’s primary Chinese manufacturer.  Other Chinese manufacturers produced 11.1% of the units produced, which units consisted of Patient Safe® syringes and catheters.  In the event that the Company becomes unable to purchase products from its primary Chinese manufacturer, the Company would need to find an alternate manufacturer for its 0.5mL insulin syringe, its 2mL, 5mL, and 10mL syringes and its autodisable syringe, and increase domestic production for 1mL and 3mL syringes.

Revenue recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products that the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company.  The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable and deducted from revenues in the Statements of Operations.  Accounts payable included estimated contractual allowances for $3,167,259 and $3,611,692 as of March 31, 2014 and December 31, 2013, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  Any product shipped or distributed for evaluation purposes is expensed.

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

Litigation proceeds and settlements

Proceeds from litigation are recognized when realizable.  Generally, realization is not reasonably assured and expected until proceeds are collected; however, see Note 6, COMMITMENTS AND CONTINGENCIES, for a discussion of proceeds received from Becton Dickinson and Company (“BD”) pursuant to a stipulation in the patent infringement case Retractable Technologies, Inc. and Thomas Shaw v. Becton Dickinson and Company, Civil Action No. 2:07-cv-250, in the U.S. District Court for the Eastern District of Texas, Marshall Division.

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

The Company provides for deferred income taxes through utilizing an asset and liability approach for financial accounting and reporting based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such differences reverse in future periods.  Deferred tax assets are periodically reviewed for realizability.  The Company utilized some of its net operating loss carry forwards in 2013 and paid Alternative Minimum Tax on its taxable income.  The Company has established a valuation allowance for its net deferred tax asset as future taxable income cannot be reasonably assured.  Penalties and interest related to income tax are classified as General and administrative expense and Interest expense, respectively, in the Condensed Statements of Operations.

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock and convertible debt.  The calculation of diluted EPS excluded 2.0 million and 0.5 million shares of Common Stock underlying issued and outstanding stock options at March 31, 2014 and March 31, 2013, respectively, as their effect was antidilutive.  The potential dilution, if any, is shown on the following schedule:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net loss	$(2,038,392)	$(1,409,533)
Preferred dividend requirements	(228,999)	(229,068)
Loss available to common shareholders after assumed conversions	$(2,267,391)	$(1,638,601)
Average common shares outstanding	27,258,689	27,238,495
Average common and common equivalent shares outstanding - assuming dilution	27,258,689	27,238,495
Basic loss per share	$(0.08)	$(0.06)
Diluted loss per share	$(0.08)	$(0.06)

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

Recent Pronouncement

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward.  ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted.  Retrospective application is also permitted.  The adoption of ASU 2013-11, effective with the reporting period beginning January 1, 2014 did not have an impact on the Company’s financial statements.

3.     INVENTORIES

Inventories consist of the following:

	March 31, 2014	December 31, 2013
Raw materials	$1,696,519	$1,666,525
Finished goods	4,389,151	4,750,459
	6,085,670	6,416,984
Inventory reserve	(681,395)	(681,395)
	$5,404,275	$5,735,589

4.	INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was (0.1)% and (0.1)% for the three months ended March 31, 2014 and March 31, 2013, respectively.

5.     OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2014	December 31, 2013
Prepayments from customers	$1,152,115	$1,720,896
Accrued property taxes	107,570	—
Accrued professional fees	187,023	169,125
Other accrued expenses	112,431	84,997
	$1,559,139	$1,975,018

6.     COMMITMENTS AND CONTINGENCIES

On May 19, 2010, final judgment was entered in the U.S. District Court for the Eastern District of Texas, Marshall Division for the Company which ordered that the Company recover $5,000,000 plus prejudgment and post-judgment interest, and ordered a permanent injunction for BD’s 1mL and 3mL Integra syringes until the expiration of certain patents.  The permanent injunction was stayed for the longer of the exhaustion of the appeal of the district court’s case or twelve months from May 19, 2010.  In June 2010, BD filed an appeal in the U.S. Court of Appeals for the Federal Circuit appealing the final judgment entered on May 19, 2010.  In July 2011, a three-judge panel of the U.S. Court of Appeals for the Federal Circuit reversed the district court’s judgment that BD’s 3mL Integra infringed the Company’s ‘224 patent and ‘077 patent.  The U.S. Court of Appeals for the Federal Circuit affirmed the district court’s judgment that the 1mL Integra infringes the Company’s ‘244 and ‘733 patents.  The U.S. Court of Appeals for the Federal Circuit also affirmed the district court’s judgment that the ‘077 patent is not invalid for anticipation or obviousness.  The Company had petitioned for a rehearing by all the judges of the Federal Circuit as to whether the three-judge panel properly construed the Company’s patent claim language in finding that the 3mL Integra did not infringe.  The Company’s petition for rehearing by all of the judges of the Federal Circuit was denied with two dissents being issued.  The Company filed a petition for certiorari asking the Supreme Court to review the matter.  That petition was denied in January of 2013.  On August 7, 2013, the U.S. District Court for the Eastern District of Texas issued an order adopting the Magistrate Judge’s Report and Recommendation and denying BD’s Rule 60 motion seeking a reduction in damages.  On October 29, 2013, BD filed its Notice of Appeal of the August 7, 2013 order to the Federal Circuit.  Oral argument for this appeal occurred on May 9, 2014.  On September 30, 2013, the Company received payment of $7,724,826 (the “Judgment Amount”) from BD pursuant to a stipulation in this case.  The stipulation provides that if, as a result of BD’s appeal of the District Court’s denial of BD’s Rule 60 motion, it is judicially determined that BD owes an amount less than the Judgment Amount, BD shall be entitled to restitution by the Company of any excess payment, with interest.  Otherwise, the payment of the Judgment Amount shall constitute satisfaction of the patent infringement judgment and BD shall owe no further money damages to the Company in this case.  The Judgment Amount has been reflected as a current liability in the Balance Sheets since the proceeds are not yet realizable.

In May 2010, the Company and an officer’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The Company and an officer filed a Second Amended Complaint on July 23, 2010 setting forth additional detail regarding the allegations of BD’s illegal conduct.  BD filed a motion to dismiss and the U.S. District Court for the Eastern District of Texas, Marshall Division denied that motion in part and granted it in part, granting the Company the right to re-plead certain allegations by May 13, 2011.  The Company and an officer filed a Third Amended Complaint in May 2011, setting forth additional detail regarding the alleged illegal conduct by BD.  Trial was initially set for February 2012.  However, in January 2012 the parties agreed to a continuance to allow the petition for certiorari to be considered.  As stated above, the petition was denied in January of 2013.  A hearing to re-set a trial date in light of BD’s motion for continuance was held May 3, 2013.  The trial commenced on September 9, 2013 in Tyler, Texas, and the jury returned its verdict on September 19, 2013, finding that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded the Company $113,508,014 in damages for the antitrust claim, which is subject to being trebled pursuant to statute.  The Court conducted a hearing for post-trial motions in early 2014.  Orders have not yet issued.  BD has stated that it plans to appeal the verdict.

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

7.     BUSINESS SEGMENTS

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
U.S. sales	$4,950,177	$5,736,230
North and South America sales (excluding U.S.)	836,552	592,289
Other international sales	253,649	844,593
Total sales, net	$6,040,378	$7,173,112

	March 31, 2014	December 31, 2013
Long-lived assets
U.S.	$11,096,803	$10,676,053
International	$227,798	$234,119

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

Pursuant to the Certificates of Designation, Preferences, Rights And Limitations of the Series I Class B and Series II Class B Convertible Preferred Stock, the Company would have been prohibited from purchasing its Common Stock while dividends were in arrears.  Therefore, to facilitate the Common Stock repurchase plan, the Company paid dividends on the Series I Class B Preferred Stock in the amount of $12,938 at each date on January 21, 2013 and April 22, 2013.  The Company paid dividends to Series II Class B Preferred Stockholders in the amount of $44,675 on each of the same dates listed in the preceding sentence.

9.     DIVIDENDS

On December 20, 2013 and April 1, 2014, the Board of Directors announced dividends on the Series I Class B Preferred Stock in the amount of $12,938 on each date which were paid on January 20, 2014 and April 21,

2014.  The Company also announced and paid dividends to Series II Class B Preferred Stockholders in the amount of $44,675 on the same dates.  See Note 8 for information about dividends paid during the term of the Stock Repurchase Program.

10.  SUBSEQUENT EVENTS

Effective May 9, 2014, the Company reduced its workforce by 13.7% in an effort to cut costs. The Company expects its compensation costs will be reduced in an amount exceeding $1 million annually. The Company expects to pay approximately $300 thousand in severance costs in the second quarter of 2014.

On April 11, 2014, the Company issued a letter of credit in the amount of $535,224 to fund the purchase of manufacturing equipment. Such letter of credit is secured by funds held in a Company bank account.

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997.  Safety syringes comprised 93.0% of our sales in the first quarter of 2014. We also manufacture and market the blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.

Historically, unit sales have increased during the flu season.  The decrease in domestic sales in the first quarter of 2014 may be attributable to the timing of the flu season and less national flu vaccination press coverage.

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

We have reported in the past that our progress is limited principally due to exclusive marketing practices engaged in by BD, the dominant maker and seller of disposable syringes.  On September 19, 2013, a Texas jury returned a verdict in our litigation against BD, finding that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded us $113,508,014 in damages for the antitrust claim, which is subject to being trebled pursuant to statute.  The Court conducted a hearing for post-trial motions in early 2014.  Orders have not yet issued.  BD has stated that it plans to appeal the verdict.  We have not received the $113,508,014 or any other amounts pursuant to the verdict in the aforementioned antitrust litigation against BD.

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

In the first quarter of 2014, we took steps to decrease our non-litigation legal costs.  We expect such costs to remain lower in the future.  For the first quarter of 2014, our non-litigation legal costs were reduced by approximately $360 thousand.  Additionally, effective May 9, 2014, we reduced our workforce by 13.7% in an effort to cut costs.  We expect our compensation will be reduced in an amount exceeding $1 million annually. We expect to pay approximately $300 thousand in severance costs in the second quarter of 2014. In the future, if such cost cutting measures prove insufficient, we may reduce the number of units being produced, further reduce the workforce, reduce the salaries of officers and other employees, and/or defer royalty payments.

Section 4191 of the Internal Revenue Code, enacted by the Health Care and Education Reconciliation Act of 2010 in conjunction with the Patient Protection and Affordable Care Act provides for an excise tax of 2.3% on medical devices.  At the present time the excise tax is applicable to domestic sales of our products, except those which are sold to exempt organizations.  The majority of our sales are domestic and not in the retail market.  The tax is imposed on sales, not profits.  There is no assurance this tax can be passed along to our customers.  We expect the impact of this tax to be approximately $750,000 in 2014.

On July 10, 2012, the Company authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  The plan was terminated effective August 30, 2013.  Under the plan, we purchased a total of 722,920 shares of our Common Stock.

Pursuant to the Certificates of Designation, Preferences, Rights And Limitations of the Series I Class B and Series II Class B Convertible Preferred Stock, we would be prohibited from purchasing our Common Stock while dividends were in arrears.  Therefore, to facilitate the Common Stock repurchase plan, we paid quarterly dividends on the Series I Class B and Series II Class B Preferred Stock during the term of the repurchase plan.  Notwithstanding the termination of the repurchase plan, the Board of Directors have authorized dividends to be paid to the Series I Class B and Series II Class B Preferred Stockholders in successive quarters.  Dividends were paid on November 11, 2013, January 20, 2014, and April 21, 2014, each in the cumulative amount of $57,613.  These dividends may be suspended at any time by the Board of Directors.

Product purchases from our primary Chinese manufacturer have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the first quarter of 2014, our primary Chinese manufacturer manufactured approximately 53.3% of the units we produced.  Other Chinese manufacturers produced 11.1% of the units produced, which units consisted of Patient Safe® syringes and catheters.  In the event that we become unable to purchase products from our primary Chinese manufacturer, we would need to find an alternate manufacturer for the 0.5mL insulin syringe and the 2mL, 5mL, and 10mL syringes, and we would increase domestic production for the 1mL and 3mL syringes.

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

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Dollar amounts have been rounded for ease of reading.  All period references are to the periods ended March 31, 2014 or 2013.

RESULTS OF OPERATIONS

The following table contains selected information from our condensed statements of operations, expressed as a percentage of revenue:

	Three Months Ended March 31,
	2014	2013
Cost of sales
Cost of manufactured product	63.3%	53.5%
Gross profit	28.5	38.7

Operating expenses:
Sales and marketing	18.2	14.8
Research and development	3.0	2.8
General and administrative	40.3	40.4
Total operating expenses	61.5	57.8
Loss from operations	(33.0)	(19.1)

Net interest expense	0.8	0.6

Provision for income taxes	—	—
Net loss	(33.8)%	(19.7)%

Comparison of Three Months Ended March 31, 2014 and March 31, 2013

Sales

Domestic sales accounted for 82.0% and 80.0% of the revenues for the three months ended March 31, 2014 and 2013, respectively.  Domestic revenues decreased 13.7% principally due to lower sales volumes.  Domestic unit sales decreased 11.9%.  Domestic unit sales were 79.5% of total unit sales for the three months ended March 31, 2014.  International unit sales and revenues decreased 42.7% and 24.1%, respectively.  Overall unit sales decreased 20.6%.

Gross Profit and Cost of Sales

Gross profit decreased 37.9% primarily due to lower sales volume and increased unit cost of manufacture.  Gross profit as a percentage of net sales was 28.5% in the first quarter of 2014 as compared to 38.7% in 2013 due to lower sales volumes and higher manufacturing costs.

The average cost of manufactured products sold per unit increased by 25.4% due to lower production volumes.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  The cost of manufactured products as a percentage of net sales was 63.3% in the first quarter of 2014 as compared to 53.5% in 2013 due to higher unit manufacturing costs.  Royalty expense decreased 10.9% due to decreased gross sales.

Operating Expenses

Operating expenses decreased 10.4% or $430 thousand.  The decrease was primarily due to decreases in General and administrative expenses, the largest of which were non-litigation legal costs, which decreased approximately $360 thousand, and donations of products to charity, which decreased approximately $142 thousand.  An increase in compensation expense was offset by a decrease in Medical Device Excise taxes due to our establishment of a reserve for refunds for such taxes.  Sales and marketing and Research and development expenses were relatively flat.  The above table showing these expenses as a percentage of revenue shows a variation among periods, but this variation is primarily due to the fact that revenue was lower in the first quarter of 2014.

Loss from Operations

Our operating loss was $2.0 million compared to an operating loss for the same period last year of $1.4 million due primarily to lower revenues and higher manufacturing costs.

Income Taxes

Our effective tax rate on the net loss before income taxes was (0.1)% and (0.1)% for the three months ended March 31, 2014 and March 31, 2013, respectively.

Discussion of Balance Sheet and Statement of Cash Flows

Our balance sheet remains strong with cash making up 53.8% of total assets.  Working capital was $18.8 million at March 31, 2014, a decrease of $2.4 million from December 31, 2013.

Approximately $2.7 million in cash flow in the three months ended March 31, 2014 was used by operating activities.  Our cash balance was positively affected by the receipt of litigation proceeds subject to a stipulation (discussed elsewhere herein).

LIQUIDITY

At the present time, Management does not intend to raise equity capital.  Due to the funds received from prior litigation settlements, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing as the primary ongoing sources of cash.

The note payable to Deutsche Leasing USA, Inc. in the original principal amount of $327,726 was paid in full in April 2014 and the note payable to Deutsche Leasing USA, Inc. in the original principal amount of $207,260 will be paid in full in November 2014.  The monthly payment for the loan which matured in April was $9,900 and the monthly payment for the loan maturing in November is $6,300.

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

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable manufacturing arrangements and relationships could result in the need to manufacture all (as opposed to 35.6%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

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

Fluctuations in the cost of oil (since our products are petroleum based) and transportation and the volume of units purchased from our Chinese manufacturers may have an impact on the unit costs of our product.  Increases in such costs may not be recoverable through price increases of our products.  Reductions in oil prices may not quickly affect petroleum product prices.

Seasonality

Historically, unit sales have increased during the flu season.

Cash Requirements

Due to funds received from prior litigation settlements, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing as the primary ongoing sources of cash.  In the first quarter of 2014, we took steps to decrease our non-litigation legal costs and we expect such costs to remain lower in the future.  Additionally, effective May 9, 2014, we reduced our workforce by 13.7% in an effort to cut costs.  In the future, if such cost cutting measures prove insufficient, we may reduce the number of units being produced, further reduce the workforce, reduce the salaries of officers and other employees, and/or defer royalty payments.

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

On September 19, 2013, a Texas jury returned a verdict in our litigation against BD, finding that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded us $113,508,014 in damages for the antitrust claim, which is subject to being trebled pursuant to statute.  The Court conducted a hearing for post-trial motions in early 2014.  Orders have not yet issued.  BD has stated that it plans to appeal the verdict.  We have not received the $113,508,014 or any other amounts pursuant to the verdict in the aforementioned antitrust litigation against BD.

CAPITAL RESOURCES

Repurchase of Common Stock

On July 10, 2012, the Company authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  The plan was terminated effective August 30, 2013.  Under the plan, we purchased a total of 722,920 shares of our Common Stock.

Purchase of Equipment

We are in the process of purchasing manufacturing equipment and molds in the amount of $1.5 million.  See Note 10 to the financial statements regarding a letter of credit associated with this purchase. If debt financing is not available, we will fund the purchase with existing funds.

CONTRACTUAL OBLIGATIONS

We are in the process of purchasing manufacturing equipment and molds in the amount of $1.5 million.  See Note 10 to the financial statements regarding a letter of credit associated with this purchase. If debt financing is not available, we will fund the purchase with existing funds.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.                     Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the first quarter of 2014 or subsequent to March 31, 2014 in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                     Legal Proceedings.

Please refer to Note 6 to the financial statements for a complete description of all legal proceedings.

Item 1A.            Risk Factors.

There were no material changes in the Risk Factors applicable to the Company as set forth in our Form 10-K annual report for 2013 which was filed on March 31, 2014, and which is available on EDGAR.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Working Capital Restrictions and Limitations on the Payment of Dividends

As of April 1, 2014, the Board of Directors announced a dividend to the Series I Class B and Series II Class B Convertible Preferred Shareholders in the aggregate amount of $57,613.  This dividend was paid on April 21, 2014.

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

Item 3.                     Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

As of the three months ended March 31, 2014, the amount of dividends in arrears was $13,000 and the total arrearage was $13,000.

Series II Class B Convertible Preferred Stock

As of the three months ended March 31, 2014, the amount of dividends in arrears was $45,000 and the total arrearage was $45,000.

Series III Class B Convertible Preferred Stock

As of the three months ended March 31, 2014 the amount of dividends in arrears was $33,000 and the total arrearage was $3,660,000.

Series IV Class B Convertible Preferred Stock

As of the three months ended March 31, 2014, the amount of dividends in arrears was $136,000 and the total arrearage was $7,559,000.

Series V Class B Convertible Preferred Stock

As of the three months ended March 31, 2014, the amount of dividends in arrears was $3,000 and the total arrearage was $945,000.

Item 5.         Other Information.

The 2014 annual meeting will be held on September 5, 2014, at 10:00 a.m. Central time at Little Elm Town Hall; 100 West Eldorado Parkway; Little Elm, Texas 75068.

Item 6.                     Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	May 15, 2014	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

		BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER