Form 10-Q
period 2014-06-30
RETRACTABLE TECHNOLOGIES INC
filed 2014-08-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,372,397 shares of Common Stock, no par value, outstanding as of August 1, 2014, excluding treasury shares.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2014

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2014
	(unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$22,248,428	$27,629,359
Restricted cash	600,000	—
Accounts receivable, net	4,083,189	3,476,718
Inventories, net	5,351,402	5,735,589
Other current assets	584,202	1,065,641
Total current assets	32,867,221	37,907,307

Property, plant, and equipment, net	11,281,912	10,910,172
Intangible and other assets, net	275,329	279,965
Total assets	$44,424,462	$49,097,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,806,935	$5,107,778
Litigation proceeds subject to stipulation	7,724,826	7,724,826
Current portion of long-term debt	176,129	247,064
Accrued compensation	704,198	815,044
Dividends payable	57,613	57,613
Accrued royalties to shareholders	601,295	602,209
Other accrued liabilities	1,313,046	1,975,018
Income taxes payable	6,682	90,972
Total current liabilities	15,390,724	16,620,524

Long-term debt, net of current maturities	3,502,110	3,576,932
Total liabilities	18,892,834	20,197,456

Commitments and contingencies — see Note 6

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	103,500	103,500
Series II, Class B	178,700	178,700
Series III, Class B	130,245	130,245
Series IV, Class B	542,500	542,500
Series V, Class B	40,000	40,000
Common stock, no par value	—	—
Additional paid-in capital	59,043,021	58,983,166
Retained deficit	(33,409,729)	(29,981,514)
Common stock in treasury – at cost	(1,096,609)	(1,096,609)
Total stockholders’ equity	25,531,628	28,899,988
Total liabilities and stockholders’ equity	$44,424,462	$49,097,444

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Sales, net	$6,876,362	$6,907,233	$12,916,740	$14,080,345
Cost of sales
Cost of manufactured product	4,097,143	4,600,227	7,917,927	8,440,321
Royalty expense to shareholders	601,295	567,544	1,097,537	1,124,509
Total cost of sales	4,698,438	5,167,771	9,015,464	9,564,830
Gross profit	2,177,924	1,739,462	3,901,276	4,515,515

Operating expenses:
Sales and marketing	1,062,825	1,079,736	2,159,519	2,143,023
Research and development	192,237	199,385	376,961	380,233
General and administrative	2,263,211	2,845,720	4,694,889	5,744,672
Total operating expenses	3,518,273	4,124,841	7,231,369	8,267,928
Loss from operations	(1,340,349)	(2,385,379)	(3,330,093)	(3,752,413)

Interest and other income	8,436	9,158	18,832	20,598
Interest expense, net	(56,035)	(60,640)	(113,203)	(112,703)
Loss before income taxes	(1,387,948)	(2,436,861)	(3,424,464)	(3,844,518)
Provision for income taxes	1,875	1,875	3,751	3,751
Net loss	(1,389,823)	(2,438,736)	(3,428,215)	(3,848,269)
Preferred stock dividend requirements	(228,999)	(228,999)	(457,998)	(458,067)
Loss applicable to common shareholders	$(1,618,822)	$(2,667,735)	$(3,886,213)	$(4,306,336)

Basic loss per share	$(0.06)	$(0.10)	$(0.14)	$(0.16)

Diluted loss per share	$(0.06)	$(0.10)	$(0.14)	$(0.16)

Weighted average common shares outstanding:
Basic	27,332,483	27,042,370	27,295,586	27,140,433
Diluted	27,332,483	27,042,370	27,295,586	27,140,433

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash flows from operating activities
Net loss	$(3,428,215)	$(3,848,269)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	595,172	627,576
Share based compensation	—	52,775
Gain on disposal of assets	—	(1,000)
(Increase) decrease in assets:
Inventories	384,187	(950,412)
Accounts receivable	(606,471)	(611,669)
Other current assets	481,439	480,144
Increase (decrease) in liabilities:
Accounts payable	(300,843)	(1,264,243)
Other accrued liabilities	(773,732)	112,011
Income taxes payable	(84,290)	3,751
Net cash used by operating activities	(3,732,753)	(5,399,336)

Cash flows from investing activities
Purchase of property, plant, and equipment	(962,279)	(160,359)
Changes in restricted cash	(600,000)	—
Proceeds from sale of assets	—	1,000
Net cash used by investing activities	(1,562,279)	(159,359)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(145,754)	(156,403)
Repurchase of Common Stock	—	(446,155)
Proceeds from the exercise of stock options	175,081	—
Payment of Preferred Stock dividends	(115,226)	(115,226)
Net cash used by financing activities	(85,899)	(717,784)

Net decrease in cash and cash equivalents	(5,380,931)	(6,276,479)

Cash and cash equivalents at:
Beginning of period	27,629,359	25,963,313
End of period	$22,248,428	$19,686,834

Supplemental schedule of cash flow information:
Interest paid	$113,203	$123,177
Income taxes paid	$91,210	$2,593

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$57,613	$57,613

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.                BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

Business of the Company

Retractable Technologies, Inc. (the “Company”) was incorporated in Texas on May 9, 1994, and designs, develops, manufactures, and markets safety syringes and other safety medical products for the healthcare profession.  The Company began to develop its manufacturing operations in 1995.  The Company’s manufacturing and administrative facilities are located in Little Elm, Texas.  The Company’s primary products are the VanishPoint® 0.5mL insulin syringe; 1mL tuberculin, insulin, and allergy antigen syringes; the 3mL, 5mL, and 10mL syringes; the blood collection tube holder; the small diameter tube adapter; the allergy tray; the IV safety catheter; the Patient Safe® syringe; the Patient Safe® Luer Cap; and the VanishPoint® Blood Collection Set.

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

Restricted cash

Amounts pledged as collateral for an underlying letter of credit for equipment is classified as restricted cash.  Changes in restricted cash have been presented as investing activities in the Consolidated Statements of Cash Flows.

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

The following table reflects our significant customers for the first three and six months of 2014 and 2013:

	Six Months ended June 30, 2014	Six Months ended June 30, 2013	Three Months ended June 30, 2014	Three Months ended June 30, 2013
Number of significant customers	1	2	1	2
Aggregate dollar amount of net sales to significant customers	$3.8 million	$4.7 million	$2.1 million	$3.0 million
Percentage of net sales to significant customers	29.7%	33.8%	30.6%	44.5%

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 63.0% and 71.7% of its finished products in the first six months of 2014 and 2013, respectively, from a Chinese manufacturer.  Purchases from a Chinese manufacturer aggregated 69.6% and 72.3% of finished products in the three month periods ended June 30, 2014 and 2013, respectively.  In the event that the Company becomes unable to purchase products from its Chinese manufacturer, the Company would need to find an alternate manufacturer for its 0.5mL insulin syringe, its 2mL, 5mL, and 10mL syringes and its autodisable syringe, and increase domestic production for 1mL and 3mL syringes.

Revenue recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products that the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company.  The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable and deducted from revenues in the Statements of Operations.  Accounts payable included estimated contractual allowances for $3,835,947 and $3,611,692 as of June 30, 2014 and December 31, 2013, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  Any product shipped or distributed for evaluation purposes is expensed.

Certain distributors have taken rebates to which they are not entitled, such as utilizing a rebate for products not purchased directly from the Company.  Major customers said they have ceased the practices resulting in claiming non-contractual rebates.  Rebates can only be claimed on purchases made directly from the Company. The Company has established a reserve for the collectability of these non-contractual rebate amounts.  The expense for the reserve is recorded in Operating expense, General and administrative.  The reserve for such non-contractual deductions is included in the allowance for doubtful accounts.  There has been no change to the reserve for contractual rebates in the periods currently presented.

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

The Company’s domestic return policy also provides that a distributor may return product that is overstocked.  Overstocking returns are limited to two times in each 12-month period up to 1% of distributor’s total purchase of products for the prior 12-month period.  All product overstocks and returns are subject to inspection and acceptance by the Company.

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

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock and convertible debt.  The calculation of diluted EPS excluded 1.9 million and 0.5 million shares of Common Stock underlying issued and outstanding stock options at June 30, 2014 and June 30, 2013, respectively, as their effect was antidilutive.  The potential dilution, if any, is shown on the following schedule:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net loss	$(1,389,823)	$(2,438,736)	$(3,428,215)	$(3,848,269)
Preferred dividend requirements	(228,999)	(228,999)	(457,998)	(458,067)
Loss applicable to common shareholders after assumed conversions	$(1,618,822)	$(2,667,735)	$(3,886,213)	$(4,306,336)
Average common shares outstanding	27,332,483	27,042,370	27,295,586	27,140,433
Average common and common equivalent shares outstanding - assuming dilution	27,332,483	27,042,370	27,295,586	27,140,433
Basic loss per share	$(0.06)	$(0.10)	$(0.14)	$(0.16)
Diluted loss per share	$(0.06)	$(0.10)	$(0.14)	$(0.16)

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

Recent pronouncement

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition.  This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services.  This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract.  ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption.  The ASU will be effective commencing with the Company’s quarter ending March 31, 2017.  The Company is currently assessing the potential impact of this ASU on its financial statements.

3.                INVENTORIES

Inventories consist of the following:

	June 30, 2014	December 31, 2013
Raw materials	$1,748,111	$1,666,525
Finished goods	4,284,686	4,750,459
	6,032,797	6,416,984
Inventory reserve	(681,395)	(681,395)
	$5,351,402	$5,735,589

4.                INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was (0.1)% and (0.1)% for the six months ended June 30, 2014 and June 30, 2013, respectively.  For the three months ended June 30, 2014 and June 30, 2013, the Company’s effective tax rate on the net income (loss) before income taxes was (0.1)% and (0.1)%, respectively.

5.                OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2014	December 31, 2013
Prepayments from customers	$826,072	$1,720,896
Accrued property taxes	215,140	—
Accrued professional fees	169,197	169,125
Other accrued expenses	102,637	84,997
	$1,313,046	$1,975,018

6.                COMMITMENTS AND CONTINGENCIES

On May 19, 2010, final judgment was entered in the U.S. District Court for the Eastern District of Texas, Marshall Division for the Company which ordered that the Company recover $5,000,000 plus prejudgment and post-judgment interest, and ordered a permanent injunction for BD’s 1mL and 3mL Integra syringes until the expiration of certain patents.  The permanent injunction was stayed for the longer of the exhaustion of the appeal of the district court’s case or twelve months from May 19, 2010.  In June 2010, BD filed an appeal in the U.S. Court of Appeals for the Federal Circuit appealing the final judgment entered on May 19, 2010.  In July 2011, a three-judge panel of the U.S. Court of Appeals for the Federal Circuit reversed the district court’s judgment that BD’s 3mL Integra infringed the Company’s ‘224 patent and ‘077 patent.  The U.S. Court of Appeals for the Federal Circuit affirmed the district court’s judgment that the 1mL Integra infringes the Company’s ‘244 and ‘733 patents.  The U.S. Court of Appeals for the Federal Circuit also affirmed the district court’s judgment that the ‘077 patent is not invalid for anticipation or obviousness.  The Company had petitioned for a rehearing by all the judges of the U.S. Court of Appeals for the Federal Circuit as to whether the three-judge panel properly construed the Company’s patent claim language in finding that the 3mL Integra did not infringe.  The Company’s petition for rehearing by all of the judges of the U.S. Court of Appeals for the Federal Circuit was denied with two dissents being issued.  The Company filed a petition for certiorari asking the Supreme Court to review the matter.  That petition was denied in January of 2013.  BD filed a Rule 60(b)(5) Motion to Conform Judgment to Federal Circuit Mandate in the U.S. District Court for the Eastern District of Texas which sought to modify the damages award.  On August 7, 2013, the U.S. District Court for the Eastern District of Texas issued an order adopting the Magistrate Judge’s Report and Recommendation and denying BD’s Rule 60(b)(5) motion.  On October 29, 2013, BD filed its Notice of Appeal of the U.S. District Court for the Eastern District of Texas August 7, 2013 order denying BD’s Rule 60(b)(5) motion to the U.S. Court of Appeals for the Federal Circuit.  Oral argument for this appeal occurred on May 9, 2014.  On July 7, 2014, the U.S. Court of Appeals for the Federal Circuit affirmed the U.S. District Court for the Eastern District of Texas decision denying BD’s Rule 60(b)(5) motion to modify the damages award.  On August 6, 2014, BD filed a combined petition for panel rehearing and rehearing en banc in the U.S. Court of Appeals for the Federal Circuit.  The Company will file its response to BD’s combined petition on or before August 21, 2014.  On September 30, 2013, the Company received payment of $7,724,826 (the “Judgment Amount”) from BD pursuant to a stipulation in this case.  The stipulation provides that if, as a result of BD’s appeal of the District Court’s denial of BD’s Rule 60(b)(5) motion, it is judicially determined that BD owes an amount less than the Judgment Amount, BD shall be entitled to restitution by the Company of any excess payment, with interest.  In the event that the Federal Circuit affirms the denial of BD’s Rule 60(b)(5) motion, the payment of the Judgment Amount shall constitute satisfaction of the patent infringement judgment and BD shall owe no further money damages to the Company in this case.  The Judgment Amount has been reflected as a current liability in the Balance Sheets since the proceeds are not yet realizable.

In May 2010, the Company and an officer’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The Company and an officer filed a Second Amended Complaint on July 23, 2010 setting forth additional detail regarding the allegations of BD’s illegal conduct.  BD filed a motion to dismiss and the U.S. District Court for the Eastern District of Texas, Marshall Division denied that motion in part and granted it in part, granting the Company the right to re-plead certain allegations by May 13, 2011.  The Company and an officer filed a Third Amended Complaint in May 2011, setting forth additional detail regarding the alleged illegal conduct by BD.  Trial was initially set for February 2012.  However, in January 2012 the parties agreed to a continuance to allow the petition for certiorari to be considered.  As stated above, the petition was denied in January of 2013.  A hearing to re-set a trial date in light of BD’s motion for continuance was held May 3, 2013.  The trial commenced on September 9, 2013 in the U.S. District Court for the Eastern District of Texas, Tyler, Division, and the jury returned its verdict on September 19, 2013, finding that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded the Company $113,508,014 in damages for the antitrust claim, which is subject to being trebled pursuant to statute.  The Court conducted a hearing for post-trial motions in early 2014.  Orders have not yet issued and a final judgment has not yet been entered.  BD has stated that it plans to appeal the verdict.

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

7.                BUSINESS SEGMENTS

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
U.S. sales	$5,157,496	$4,769,084	$10,107,673	$10,505,314
North and South America sales (excluding U.S.)	1,161,093	1,897,631	1,997,645	2,489,920
Other international sales	557,773	240,518	811,422	1,085,111
Total sales, net	$6,876,362	$6,907,233	$12,916,740	$14,080,345

	June 30, 2014	December 31, 2013

Long-lived assets
U.S.	$11,061,092	$10,676,053
International	$220,820	$234,119

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

8.                STOCK REPURCHASE PROGRAM

On July 10, 2012, the Company authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  Under the plan, the Company purchased 255,812 and 338,909 shares in the first three and six months ended June 30, 2013.  The plan was terminated effective August 30, 2013.

Pursuant to the Certificates of Designation, Preferences, Rights And Limitations of the Series I Class B and Series II Class B Convertible Preferred Stock, the Company would have been prohibited from purchasing its Common Stock while dividends were in arrears.  Therefore, to facilitate the Common Stock repurchase plan, the Company paid dividends on the Series I Class B Preferred Stock in the amount of $12,938 at each date on January 21, April 22, and July 22, 2013.  The Company paid dividends to Series II Class B Preferred Stockholders in the amount of $44,675 on each of the same dates listed in the preceding sentence.

9.                DIVIDENDS

On December 20, 2013, April 1, 2014, and June 25, 2014, the Board of Directors announced dividends on the Series I Class B Preferred Stock in the amount of $12,938 on each date which were paid on January 20, 2014, April 21, 2014, and July 21, 2014.  The Company also announced and paid dividends to Series II Class B Preferred Stockholders in the amount of $44,675 on the same dates.  See Note 8 for information about dividends paid during the term of the Stock Repurchase Program.

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997.  Safety syringes comprised 96.0% of our sales in the first six months of 2014. We also manufacture and market the blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.

On June 17, 2014, the Company received notice of substantial equivalence from the Food and Drug Administration for the EasyPointTM needle. The EasyPointTM is a retractable needle that can be used with Luer lock syringes, Luer slip syringes, and prefill syringes to give injections. The EasyPointTM needles can also be used to aspirate fluids and obtain blood collection.

Historically, unit sales have increased during the flu season.

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

We have reported in the past that our progress is limited principally due to exclusive marketing practices engaged in by BD, the dominant maker and seller of disposable syringes.  On September 19, 2013, a Texas jury returned a verdict in our litigation against BD, finding that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded us $113,508,014 in damages for the antitrust claim, which is subject to being trebled pursuant to statute.  The Court conducted a hearing for post-trial motions in early 2014.  Orders confirming or amending the damages have not yet issued.  BD has stated that it plans to appeal the verdict.  We have not received the $113,508,014 or any other amounts pursuant to the verdict in the aforementioned antitrust litigation against BD.

On September 30, 2013, we received payment of $7,724,826 (the “Judgment Amount”) from BD pursuant to a stipulation in the patent infringement case Retractable Technologies, Inc. and Thomas Shaw v. Becton Dickinson and Company, Civil Action No. 2:07-cv-250, in the U.S. District Court for the Eastern District of Texas, Marshall Division.  The stipulation provides that if, as a result of BD’s appeal of the District Court’s denial of BD’s Rule 60(B)(5) motion, it is judicially determined that BD owes an amount less than the Judgment Amount, BD shall be entitled to restitution by us of any excess payment, with interest.  Otherwise, the payment of the Judgment Amount shall constitute satisfaction of the patent infringement judgment and BD shall owe no further money damages to us in the patent infringement case.  The Judgment Amount is included as cash on the balance sheet and shown as a liability on the balance sheet under “Litigation proceeds subject to stipulation”.  The Judgment Amount is only related to the patent infringement portion of the claims against BD.  We have determined not to use the Judgment Amount to fund operations yet.

In the first six months of 2014, we took steps to decrease our non-litigation legal costs.  We expect such costs to remain lower in the future.  For the first six months of 2014, our non-litigation legal costs were reduced by approximately $673 thousand.  Additionally, effective May 9, 2014, we reduced our workforce by 13.7% in an effort to cut costs.  We paid $191 thousand in severance costs in the second quarter of 2014.  In May and July of 2014, we reduced all executive officers’ salaries by at least 10%.  In the future, if such cost cutting measures prove insufficient, we may reduce the number of units being produced, further reduce the workforce, further reduce the salaries of officers as well as other employees, and/or defer royalty payments.  To add non-cash compensation opportunities for our employees, we have recommended our shareholders increase our ability to grant awards under our stock option plan at our upcoming annual shareholders’ meeting.

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

Pursuant to the Certificates of Designation, Preferences, Rights And Limitations of the Series I Class B and Series II Class B Convertible Preferred Stock, we would be prohibited from purchasing our Common Stock while dividends were in arrears.  Therefore, to facilitate the Common Stock repurchase plan, we paid quarterly dividends on the Series I Class B and Series II Class B Preferred Stock during the term of the repurchase plan.  Notwithstanding the termination of the repurchase plan, the Board of Directors have authorized dividends to be paid to the Series I Class B and Series II Class B Preferred Stockholders in successive quarters.  Dividends were paid on November 11, 2013, January 20, 2014, April 21, 2014, and July 21, 2014 each in the cumulative amount of $57,613.  These dividends may be suspended at any time by the Board of Directors.

Product purchases from our Chinese manufacturer have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the first six months of 2014, our Chinese manufacturer manufactured approximately 63.0% of the units we produced.  In the event that we become unable to purchase products from our Chinese manufacturer, we would need to find an alternate manufacturer for the 0.5mL insulin syringe and the 2mL, 5mL, and 10mL syringes, and we would increase domestic production for the 1mL and 3mL syringes.

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

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Dollar amounts have been rounded for ease of reading.  All period references are to the periods ended June 30, 2014 or 2013.

RESULTS OF OPERATIONS

The following table contains selected information from our condensed statements of operations, expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of sales
Cost of manufactured product	59.6%	66.6%	61.3%	59.9%
Gross profit	31.7	25.2	30.2	32.1
Operating expenses:
Sales and marketing	15.5	15.6	16.7	15.2
Research and development	2.8	2.9	2.9	2.7
General and administrative	32.9	41.2	36.3	40.8
Total operating expenses	51.2	59.7	55.9	58.7
Loss from operations	(19.5)	(34.5)	(25.7)	(26.6)
Net interest expense	0.7	0.7	0.7	0.7
Provision for income taxes	—	—	—	—
Net loss	(20.2)%	(35.2)%	(26.4)%	(27.3)%

Comparison of Three Months Ended June 30, 2014 and June 30, 2013

Sales

Domestic sales accounted for 75.0% and 69.0% of the revenues for the three months ended June 30, 2014 and 2013, respectively.  Domestic revenues increased 8.1% principally due to higher sales volume mitigated by lower average sales prices.  Domestic unit sales increased 13.4%.  Domestic unit sales were 66.3% of total unit sales for the three months ended June 30, 2014.  International revenue and unit sales decreased 19.6% and 27.7%, respectively, due to lower sales volume mitigated by higher average sales prices.  Overall unit sales decreased 4.8%.

Gross Profit and Cost of Sales

Gross profit increased 25.2% primarily due to lower cost of manufacturing.  Gross profit as a percentage of net sales was 31.7% in the three months ended June 30, 2014 as compared to 25.2% in 2013 due to lower cost of manufacturing per unit.

The average cost of manufactured products sold per unit decreased by 6.4% due to variations in production levels.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  The cost of manufactured products as a percentage of net sales was 59.6% in the three months ended June 30, 2014 as compared to 66.6% in 2013 due to lower cost of manufactured product.  Royalty expense increased 5.9% due to higher gross sales.

Operating Expenses

Operating expenses decreased 14.7% or $607 thousand.  The decrease was due to decreases in legal costs other than litigation, compensation costs, office expenses, consulting, and taxes other than income taxes.

Loss from Operations

Our operating loss was $1.3 million compared to an operating loss for the same period last year of $2.4 million due primarily to improved gross profit and lower operating expenses.

Income Taxes

Our effective tax rate on the net loss before income taxes was (0.1)% and (0.1)% for the three months ended June 30, 2014 and June 30, 2013, respectively.

Comparison of Six Months Ended June 30, 2014 and June 30, 2013

Sales

Domestic sales accounted for 78.3% and 74.6% of the revenues for the six months ended June 30, 2014 and 2013, respectively.  Domestic revenues decreased 3.8%.  Domestic unit sales increased 0.2%.  Domestic unit sales were 71.8% of total unit sales for the six months ended June 30, 2014.  International revenue and unit sales decreased 21.4% and 33.0%, respectively, due to lower volumes mitigated by higher average sales prices.  Overall unit sales decreased 12.1%.

Gross Profit and Cost of Sales

Gross profit decreased 13.6% primarily due to lower revenues.  Gross profit as a percentage of net sales was 30.2% in the six months ended June 30, 2014 as compared to 32.1% in 2013 due to lower sales volume mitigated by higher unit cost of manufacture.

The average cost of manufactured products sold per unit increased by 6.7% due to variations in the production schedule.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  The cost of manufactured products as a percentage of net sales was 61.3% in the six months ended June 30, 2014 as compared to 59.9% in 2013 due to higher cost of manufacturing.  Royalty expense decreased 2.4% due to lower gross sales.

Operating Expenses

Operating expenses decreased 12.5% or $1.0 million.  The decrease was due to decreases in legal expense other than litigation costs, consulting fees, Medical Device excise tax, and donations.

Loss from Operations

Our operating loss was $3.3 million compared to an operating loss for the same period last year of $3.8 million due primarily to reduced operating expenses.

Income Taxes

Our effective tax rate on the net loss before income taxes was (0.1)% and (0.1)% for the six months ended June 30, 2014 and June 30, 2013, respectively.

Discussion of Balance Sheet and Statement of Cash Flow Items

Our balance sheet remains strong with cash making up 50.1% of total assets.  Working capital was $17.5 million at June 30, 2014, a decrease of $3.8 million from December 31, 2013.

Approximately $3.7 million in cash flow in the six months ended June 30, 2014 was used by operating activities.  Changes in working capital comprised $900 thousand of the cash used by operating activities.  Our cash balance was positively affected in the third quarter of 2013 by the receipt of litigation proceeds subject to a stipulation (discussed elsewhere herein).

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

Fluctuations in the cost of oil (since our products are petroleum based) and transportation and the volume of units purchased from our Chinese manufacturer may have an impact on the unit costs of our product.  Increases in such costs may not be recoverable through price increases of our products.  Reductions in oil prices may not quickly affect petroleum product prices.

Seasonality

Historically, unit sales have increased during the flu season.

Cash Requirements

Due to funds received from prior litigation settlements, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing as the primary ongoing sources of cash.  In the first six months of 2014, we took steps to decrease our non-litigation legal costs and we expect such costs to remain lower in the future.  Additionally, effective May 9, 2014, we reduced our workforce by 13.7% in an effort to cut costs.  In May and July of 2014, we also reduced all executive officers’ salaries by at least 10%.  In the future, if such cost cutting measures prove insufficient, we may reduce the number of units being produced, further reduce the workforce, further reduce the salaries of officers and other employees, and/or defer royalty payments.

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

On September 19, 2013, a Texas jury returned a verdict in our litigation against BD, finding that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded us $113,508,014 in damages for the antitrust claim, which is subject to being trebled pursuant to statute.  The Court conducted a hearing for post-trial motions in early 2014.  Orders have not yet issued confirming or amending the damages.  BD has stated that it plans to appeal the verdict.  We have not received the $113,508,014 or any other amounts pursuant to the verdict in the aforementioned antitrust litigation against BD.

CAPITAL RESOURCES

Repurchase of Common Stock

On July 10, 2012, the Company authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  The plan was terminated effective August 30, 2013.  Under the plan, we purchased a total of 722,920 shares of our Common Stock.

Purchase of Equipment

We are still in the process of purchasing manufacturing equipment and molds in the amount of $1.5 million.  We are funding the purchase with existing funds.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.                     Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the second quarter of 2014 or subsequent to June 30, 2014 in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Working Capital Restrictions and Limitations on the Payment of Dividends

As of June 25, 2014, the Board of Directors declared a dividend to the Series I Class B and Series II Class B Convertible Preferred Shareholders in the aggregate amount of $57,613.  This dividend was paid on July 21, 2014.

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

Item 3.                     Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

As of the six months ended June 30, 2014, the amount of dividends in arrears was $13,000 and the total arrearage was $13,000.

Series II Class B Convertible Preferred Stock

As of the six months ended June 30, 2014, the amount of dividends in arrears was $45,000 and the total arrearage was $45,000.

Series III Class B Convertible Preferred Stock

As of the six months ended June 30, 2014, the amount of dividends in arrears was $66,000 and the total arrearage was $3,692,000.

Series IV Class B Convertible Preferred Stock

As of the six months ended June 30, 2014, the amount of dividends in arrears was $272,000 and the total arrearage was $7,695,000.

Series V Class B Convertible Preferred Stock

As of the six months ended June 30, 2014, the amount of dividends in arrears was $6,000 and the total arrearage was $949,000.

Item 5.                     Other Information.

Our annual meeting of shareholders will be held on September 5, 2014 at 10:00 a.m. Central time and we are soliciting the vote of shareholders of Common Stock with regard to the election of Class 2 Directors as well as amendments to the 2008 Stock Option Plan.  The Proxy Statement has been delivered via the notice and access method, meaning most Common Stockholders will generally only receive a short notice notifying them of where they can download copies of the proxy materials.  Shareholders desiring paper copies of the proxy materials may request them.

Item 6.                     Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Statements of Operations for the six months and three months ended June 30, 2014 and 2013, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	August 14, 2014	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

		BY:	/S/ DOUGLAS W. COWAN
DOUGLAS W. COWAN VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER