Form 10-Q
period 2014-09-30
RETRACTABLE TECHNOLOGIES INC
filed 2014-11-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:  001-16465

Retractable Technologies, Inc.

(Exact name of registrant as specified in its charter)

Texas	75-2599762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

511 Lobo Lane
Little Elm, Texas	75068-5295
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,480,692 shares of Common Stock, no par value, outstanding on November 3, 2014, excluding treasury shares.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2014

PART I—FINANCIAL INFORMATION

Item 1.                     Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$22,073,857	$27,629,359
Restricted cash	600,594	—
Accounts receivable, net	6,148,782	3,476,718
Inventories, net	4,866,725	5,735,589
Other current assets	604,872	1,065,641
Total current assets	34,294,830	37,907,307

Property, plant, and equipment, net	11,052,128	10,910,172
Intangible and other assets, net	273,011	279,965
Total assets	$45,619,969	$49,097,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,020,752	$5,107,778
Litigation proceeds subject to stipulation	7,724,826	7,724,826
Current portion of long-term debt	159,916	247,064
Accrued compensation	576,661	815,044
Dividends payable	—	57,613
Accrued royalties to shareholders	843,730	602,209
Other accrued liabilities	872,854	1,975,018
Income taxes payable	5,739	90,972
Total current liabilities	16,204,478	16,620,524

Long-term debt, net of current maturities	3,463,839	3,576,932
Total liabilities	19,668,317	20,197,456

Commitments and contingencies — see Note 6

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	103,500	103,500
Series II, Class B	178,700	178,700
Series III, Class B	130,245	130,245
Series IV, Class B	542,500	542,500
Series V, Class B	40,000	40,000
Common stock, no par value	—	—
Additional paid-in capital	59,091,620	58,983,166
Retained deficit	(33,038,304)	(29,981,514)
Common stock in treasury – at cost	(1,096,609)	(1,096,609)
Total stockholders’ equity	25,951,652	28,899,988
Total liabilities and stockholders’ equity	$45,619,969	$49,097,444

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Sales, net	$10,886,680	$9,160,278	$23,803,420	$23,240,623
Cost of sales
Cost of manufactured product	6,191,232	5,094,432	14,109,159	13,534,753
Royalty expense to shareholders	843,730	748,044	1,941,267	1,872,553
Total cost of sales	7,034,962	5,842,476	16,050,426	15,407,306
Gross profit	3,851,718	3,317,802	7,752,994	7,833,317

Operating expenses:
Sales and marketing	919,842	1,092,505	3,079,361	3,235,528
Research and development	129,189	267,991	506,150	648,224
General and administrative	2,381,799	2,782,623	7,076,688	8,527,295
Total operating expenses	3,430,830	4,143,119	10,662,199	12,411,047
Income (loss) from operations	420,888	(825,317)	(2,909,205)	(4,577,730)

Interest and other income	7,598	6,551	26,430	27,149
Interest expense, net	(55,185)	(59,533)	(168,388)	(172,236)
Income (loss) before income taxes	373,301	(878,299)	(3,051,163)	(4,722,817)
Provision for income taxes	1,876	62,085	5,627	65,836
Net income (loss)	371,425	(940,384)	(3,056,790)	(4,788,653)
Preferred stock dividend requirements	(228,999)	(228,999)	(686,997)	(687,066)
Income (loss) applicable to common shareholders	$142,426	$(1,169,383)	$(3,743,787)	$(5,475,719)

Basic earnings (loss) per share	$0.01	$(0.04)	$(0.14)	$(0.20)

Diluted earnings (loss) per share	$0.00	$(0.04)	$(0.14)	$(0.20)

Weighted average common shares outstanding:
Basic	27,394,061	26,719,608	27,326,966	27,000,158
Diluted	29,173,359	26,719,608	27,326,966	27,000,158

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cash flows from operating activities
Net loss	$(3,056,790)	$(4,788,653)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	835,163	957,090
Share based compensation	—	52,775
Provision for doubtful accounts	—	50,000
Gain on disposal of assets	—	(1,000)
(Increase) decrease in assets:
Inventories	868,864	(1,122,194)
Accounts receivable	(2,672,064)	(1,167,368)
Other current assets	460,769	460,253
Increase (decrease) in liabilities:
Accounts payable	912,974	101,609
Litigation proceeds subject to stipulation	—	7,724,826
Other accrued liabilities	(1,099,026)	527,466
Income taxes payable	(85,233)	63,328
Net cash provided by (used by) operating activities	(3,835,343)	2,858,132

Cash flows from investing activities
Purchase of property, plant, and equipment	(970,170)	(204,514)
Changes in restricted cash	(600,594)	—
Proceeds from sale of assets	—	1,000
Net cash used by investing activities	(1,570,764)	(203,514)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(200,236)	(236,255)
Proceeds from the exercise of stock options	223,680	37,325
Repurchase of Common Stock	—	(974,407)
Payment of Preferred Stock dividends	(172,839)	(172,839)
Net cash provided by (used by) financing activities	(149,395)	(1,346,176)

Net increase (decrease) in cash and cash equivalents	(5,555,502)	1,308,442

Cash and cash equivalents at:
Beginning of period	27,629,359	25,963,313
End of period	$22,073,857	$27,271,755

Supplemental schedule of cash flow information:
Interest paid	$168,388	$182,711
Income taxes paid	$94,029	$7,988

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

Restricted cash

Amounts pledged as collateral for an underlying letter of credit for equipment is classified as restricted cash.  Changes in restricted cash have been presented as investing activities in the Condensed Statements of Cash Flows.

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

The following table reflects our significant customers for the first three and nine months of 2014 and 2013:

	Three Months ended September 30, 2014	Three Months ended September 30, 2013	Nine Months ended September 30, 2014	Nine Months ended September 30, 2013
Number of significant customers	3	3	2	2
Aggregate dollar amount of net sales to significant customers	$6.0 million	$4.3 million	$9.0 million	$7.6 million
Percentage of net sales to significant customers	55.0%	47.4%	37.6%	32.9%

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 70.8% and 73.1% of its finished products in the first nine months of 2014 and 2013, respectively, from a Chinese manufacturer.  Purchases from a Chinese manufacturer aggregated 78.3% and 75.6% of finished products in the three month periods ended September 30, 2014 and 2013, respectively.  In the event that the Company becomes unable to purchase products from its Chinese manufacturer, the Company would need to find an alternate manufacturer for its 0.5mL insulin syringe, its 2mL, 5mL, and 10mL syringes and its autodisable syringe and increase domestic production for 1mL and 3mL syringes.

Revenue recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company.  If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable and deducted from revenues in the Statements of Operations.  Accounts payable included estimated contractual allowances for $4,953,253 and $3,611,692 as of September 30, 2014 and December 31, 2013, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  Any product shipped or distributed for evaluation purposes is expensed.

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

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock and convertible debt.  The calculation of diluted EPS excluded

1,853,154 and 1,076,523 shares of Common Stock underlying issued and outstanding stock options as of the nine months ended September 30, 2014 and September 30, 2013, respectively, as their effect was antidilutive.  The potential dilution, if any, is shown on the following schedule:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net income (loss)	$371,425	$(940,384)	$(3,056,790)	$(4,788,653)
Preferred dividend requirements	(228,999)	(228,999)	(686,997)	(687,065)
Income (loss) applicable to common shareholders after assumed conversions	$142,426	$(1,169,383)	$(3,743,787)	$(5,475,718)
Average common shares outstanding	27,394,061	26,719,608	27,326,966	27,000,158
Average common and common equivalent shares outstanding – assuming dilution	29,173,359	26,719,608	27,326,966	27,000,158
Basic earnings (loss) per share	$0.01	$(0.04)	$(0.14)	$(0.20)
Diluted earnings (loss) per share	$0.00	$(0.04)	$(0.14)	$(0.20)

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

3.                    INVENTORIES

Inventories consist of the following:

	September 30, 2014	December 31, 2013
Raw materials	$1,544,944	$1,666,525
Finished goods	4,003,176	4,750,459
	5,548,120	6,416,984
Inventory reserve	(681,395)	(681,395)
	$4,866,725	$5,735,589

4.                    INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was (0.2)% and (1.4)% for the nine months ended September 30, 2014 and September 30, 2013, respectively.  For the three months ended September 30, 2014 and September 30, 2013, the Company’s effective tax rate on the net income (loss) before income taxes was 0.5% and (7.1)%, respectively.

5.                    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2014	December 31, 2013
Prepayments from customers	$378,839	$1,720,896
Accrued property taxes	322,710	—
Accrued professional fees	58,912	169,125
Other accrued expenses	112,393	84,997
	$872,854	$1,975,018

6.                    COMMITMENTS AND CONTINGENCIES

On May 19, 2010, final judgment was entered in the U.S. District Court for the Eastern District of Texas, Marshall Division for the Company which ordered that the Company recover $5,000,000 plus prejudgment and post-judgment interest, and ordered a permanent injunction for BD’s 1mL and 3mL Integra syringes until the expiration of certain patents.  The permanent injunction was stayed for the longer of the exhaustion of the appeal of the district court’s case or twelve months from May 19, 2010.  In June 2010, BD filed an appeal in the U.S. Court of Appeals for the Federal Circuit appealing the final judgment entered on May 19, 2010.  In July 2011, a three-judge panel of the U.S. Court of Appeals for the Federal Circuit reversed the district court’s judgment that BD’s 3mL Integra infringed the Company’s ‘224 patent and ‘077 patent.  The U.S. Court of Appeals for the Federal Circuit affirmed the district court’s judgment that the 1mL Integra infringes the Company’s ‘244 and ‘733 patents.  The U.S. Court of Appeals for the Federal Circuit also affirmed the district court’s judgment that the ‘077 patent is not invalid for anticipation or obviousness.  The Company had petitioned for a rehearing by all the judges of the U.S. Court of Appeals for the Federal Circuit as to whether the three-judge panel properly construed the Company’s patent claim language in finding that the 3mL Integra did not infringe.  The Company’s petition for rehearing by all of the judges of the U.S. Court of Appeals of the Federal Circuit was denied with two dissents being issued.  The Company filed a petition for certiorari asking the Supreme Court to review the matter.  That petition was denied in January of 2013.  BD filed a Rule 60(b)(5) motion to Conform Judgment to Federal Circuit Mandate in the U.S. District Court for the Eastern District of Texas which sought to modify the damages award.  On August 7, 2013, the U.S. District Court for the Eastern District of Texas issued an order adopting the Magistrate Judge’s Report and Recommendation and denying BD’s Rule 60(b)(5) motion.  On October 29, 2013, BD filed its Notice of Appeal of the August 7, 2013 order denying BD’s Rule 60(b)(5) motion to the U.S. Court of Appeals of the Federal Circuit.  Oral argument for this appeal occurred on May 9, 2014.  On July 7, 2014, the U.S. Court of Appeals for the Federal Circuit affirmed the U.S. District Court for the Eastern District of Texas decision denying BD’s Rule 60(b)(5) motion to modify the damages award.  On August 6, 2014, BD filed a combined petition for panel rehearing and rehearing en banc in the U.S. Court of Appeals for the Federal Circuit.  On September 19, 2014, BD’s combined petition was denied in all respects and the mandate issued on September 24, 2014.  BD has until approximately December 18, 2014 to petition the Supreme Court for certiorari.  On September 30, 2013, the Company received payment of $7,724,826 (the “Judgment Amount”) from BD pursuant to a stipulation in this case.  The stipulation provides that if, as a result of BD’s appeal of the District Court’s denial of BD’s Rule 60(b)(5) motion, it is judicially determined that BD owes an amount less than the Judgment Amount, BD shall be entitled to restitution by the Company of any excess payment, with interest.  The Judgment Amount has been reflected as a current liability in the Balance Sheets since the proceeds are not yet realizable.

In May 2010, the Company and an officer’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The Company and an officer filed a Second Amended Complaint on July 23, 2010 setting forth additional detail regarding the allegations of BD’s illegal conduct.  BD filed a motion to dismiss and the U.S. District Court for the Eastern District of Texas, Marshall Division denied that motion in part and granted it in part, granting the Company the right to re-plead certain allegations by May 13, 2011.  The Company and an officer filed a Third Amended Complaint in May 2011, setting forth additional detail regarding the alleged illegal conduct by BD.  Trial was initially set for February 2012.  However, in January 2012 the parties agreed to a continuance to allow the petition for certiorari to be considered.  As stated above, the petition was denied in January of 2013.  A hearing to re-set a trial date in light of BD’s motion for continuance was held May 3, 2013.  The trial commenced on September 9, 2013 in the U.S. District Court for the Eastern District of Texas, Tyler Division, and the jury returned its verdict on September 19, 2013, finding that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded the Company $113,508,014 in damages for the antitrust claim, which is subject to being trebled pursuant to statute.  The Court conducted a hearing for post-trial motions in early 2014.  The Court issued an order on September 30, 2014 denying BD’s Renewed Motion for Judgment as a Matter of Law, or Alternatively, for New Trial or Remittitur, ruling that there was sufficient evidence for the jury to: find that BD had attempted to monopolize the safety syringe market, find that BD had engaged in false advertising under the Lanham Act, and award the Company $113,508,014 in antitrust damages.  Pursuant to federal statute, antitrust damages are subject to being trebled.  On November 10, 2014, the Court issued an order dealing with relief under the Lanham Act.  The Court found that the remedy of disgorgement of a portion of BD’s profits was appropriate but that the antitrust damages of $340 million was a sufficient disgorgement.  The Court also granted injunctive relief to take effect January 15, 2015.  In doing so, the Court found that BD’s business practices limited innovation, including false advertisements that suppressed sales of the VanishPoint®.  The specific injunctive relief includes: (1) enjoining BD’s use of “World’s Sharpest Needle” or any similar assertion of superior sharpness; (2) requiring notification to all customers who purchased BD syringe products from July 2, 2004 to date that BD wrongfully claimed that its syringe needles were sharper and that its statement that it had “data on file” was false and misleading; (3) requiring notification to employees, customers, distributors, GPOs, and government agencies that the deadspace of the VanishPoint® has been within ISO standards since 2004 and that BD overstated the deadspace of the VanishPoint® to represent that it was higher than some of BD’s syringes when it was actually less, and that BD’s statement that it had “data on file” was false and misleading, and, in addition, posting this notice on its website for a period of three years; (4) enjoining BD from advertising that its syringe products save medication as compared to VanishPoint® products for a period of three years; (5) requiring notification to all employees, customers, distributors, GPOs, and government agencies that BD’s website, cost calculator, printed materials, and oral representations alleging BD’s syringes save medication as compared to the VanishPoint® were based on false and inaccurate measurement of the VanishPoint®, and, in addition, posting this notice on its website for a period of three years; and (6) requiring the implementation of a comprehensive training program for BD employees and distributors that specifically instructs them not to use old marketing materials and not to make false representations regarding VanishPoint® syringes.  The Court further awarded attorneys’ fees, but ordered the amount to be recalculated to meet the Court’s guidelines.  BD is expected to appeal this ruling upon entry of a final judgment which has not yet occurred.  On November 10, 2014, a separate Court Order was issued directing the parties to attend mediation by January 15, 2015.

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

7.                    BUSINESS SEGMENTS

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
U.S. sales	$8,264,437	$7,350,342	$18,372,109	$17,855,657
North and South America sales (excluding U.S.)	2,479,666	456,712	4,477,311	2,946,631
Other international sales	142,577	1,353,224	954,000	2,438,335

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Total sales	$10,886,680	$9,160,278	$23,803,420	$23,240,623

	September 30, 2014	December 31, 2013
Long-lived assets
U.S.	$10,837,957	$10,676,053
International	$214,171	$234,119

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

10.             SUBSEQUENT EVENTS

See Note 6 regarding Orders issued on November 10, 2014 in the Company’s and an officer’s suit against BD alleging violations of antitrust acts, false advertising, and other claims.

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997.  Safety syringes comprised 97.3% of our sales in the first nine months of 2014.  We also manufacture and market the blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.

On June 17, 2014, we received notice of substantial equivalence from the Food and Drug Administration for the EasyPoint™  needle.  The EasyPoint™  is a retractable needle that can be used with Luer lock syringes, Luer slip syringes, and prefill syringes to give injections.  The EasyPoint™  needle can also be used to aspirate fluids and obtain blood collection.  We have not yet begun manufacturing the EasyPoint™  needle.

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

We have reported in the past that our progress is limited principally due to exclusive marketing practices engaged in by BD, the dominant maker and seller of disposable syringes.  On November 10, 2014, we received an Order in our litigation against BD alleging anticompetitive conduct and false advertising.  The Court found that the remedy of disgorgement of a portion of BD’s profits was appropriate but that the antitrust damages of $340 million was a sufficient disgorgement.  This disgorgement has not yet been received.  The Order also granted injunctive relief requiring BD to engage in corrective advertising and comprehensive training programs by January 15, 2015.  The Court further awarded attorneys’ fees, but ordered the amount to be recalculated to meet the Court’s guidelines.  BD is expected to appeal this ruling upon entry of a final judgment which has not yet occurred.  On November 10, 2014, a separate Court Order was issued directing the parties to attend mediation by January 15, 2015.

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

In the first nine months of 2014, we took steps to decrease our non-litigation legal costs.  We expect such costs to remain lower in the future.  For the first nine months of 2014, our non-litigation legal costs were reduced by approximately $1.1 million.  Additionally, effective May 9, 2014, we reduced our workforce by 13.7% in an effort to cut costs.  We paid $206 thousand in severance costs in the second and third quarters of 2014.  In May and July of 2014, we reduced all executive officers’ salaries by at least 10%.  In the future, if such cost cutting measures prove insufficient, we may reduce the number of units being produced, further reduce the workforce, further reduce the salaries of officers as well as other employees, and/or defer royalty payments.

Section 4191 of the Internal Revenue Code, enacted by the Health Care and Education Reconciliation Act of 2010 in conjunction with the Patient Protection and Affordable Care Act provides for an excise tax of 2.3% on medical devices.  At the present time, the excise tax is applicable to domestic sales of our products, except those which are sold to exempt organizations.  The majority of our sales are domestic and not in the retail market.  The tax is imposed on sales, not profits.  We have not passed this tax along to our customers.  We expect the impact of this tax to be approximately $750,000 in 2014.

On July 10, 2012, the Company authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  The plan was terminated effective August 30, 2013.  Under the plan, we purchased a total of 722,920 shares of our Common Stock.

Pursuant to the Certificates of Designation, Preferences, Rights And Limitations of the Series I Class B and Series II Class B Convertible Preferred Stock, we would be prohibited from purchasing our Common Stock while dividends were in arrears.  Therefore, to facilitate the Common Stock repurchase plan, we paid quarterly dividends on the Series I Class B and Series II Class B Preferred Stock during the term of the repurchase plan.  Notwithstanding the termination of the repurchase plan, the Board of Directors authorized dividends to be paid to the Series I Class B and Series II Class B Preferred Stockholders in certain successive quarters.  Dividends were paid on November 11, 2013, January 20, 2014, April 21, 2014, and July 21, 2014 each in the cumulative amount of $57,613.

Product purchases from our Chinese manufacturer have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the nine months ended September 30, 2014, our Chinese manufacturer produced approximately 70.8% of our units.  In the event that we become unable to purchase products from our Chinese manufacturer, we would need to find an alternate manufacturer for the 0.5mL insulin syringe and the 2mL, 5mL, and 10mL syringes, and we would increase domestic production for the 1mL and 3mL syringes.

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

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Dollar amounts have been rounded for ease of reading.  All period references are to the periods ended September 30, 2014 or 2013.

RESULTS OF OPERATIONS

The following table contains selected information from our condensed statements of operations, expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of sales
Cost of manufactured product	56.9%	55.6%	59.3%	58.2%
Gross profit	35.4	36.2	32.6	33.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating expenses:
Sales and marketing	8.4	11.9	12.9	13.9
Research and development	1.2	2.9	2.1	2.8
General and administrative	21.9	30.4	29.8	36.7
Total operating expenses	31.5	45.2	44.8	53.4
Income (loss) from operations	3.9	(9.0)	(12.2)	(19.7)
Net interest expense	(0.5)	(0.6)	(0.6)	(0.7)
Provision for income taxes	0.0	0.6	0.0	0.3
Net income (loss)	3.4%	(10.3)	(12.8)%	(20.6)%

Comparison of Three Months Ended September 30, 2014 and September 30, 2013

Sales

Domestic sales accounted for 75.9% and 80.2% of the revenues for the three months ended September 30, 2014 and 2013, respectively.  Domestic revenues increased 12.4% principally due to increased overall demand domestically and higher average sales prices.  Domestic unit sales increased 3.3%.  Domestic unit sales were 63.7% of total unit sales for the three months ended September 30, 2014.  International revenue and unit sales increased 44.9% and 54.6%, respectively, due to increased demand from a small number of existing customers.  The timing of our international sales can be quite volatile.  Overall unit sales increased 17.4%.

Gross Profit and Cost of Sales

Gross profit increased 16.1% primarily due to increased sales volume.  Gross profit as a percentage of net sales was 35.4% in the three months ended September 30, 2014 as compared to 36.2% in 2013 due to higher average sales prices.

The average cost of manufactured products sold per unit increased by 3.5%.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 12.8% due to higher gross sales.

Operating Expenses

Operating expenses decreased 17.2% or $712 thousand.  The decrease was due to a reduction of legal expenses, a reduction of compensation costs due to layoffs and salary reductions, and a reduction in engineering costs.

Gain from Operations

We had a gain from operations of $421 thousand compared to an operating loss for the same period last year of $825 thousand due primarily to improved sales volumes.

Income Taxes

Our effective tax rate on the net loss before income taxes was 0.5% and (7.1)% for the three months ended September 30, 2014 and September 30, 2013, respectively.

Comparison of Nine Months Ended September 30, 2014 and September 30, 2013

Sales

Domestic sales accounted for 77.2% and 76.8% of the revenues for the nine months ended September 30, 2014 and 2013, respectively.  Domestic revenues increased 2.9%.  Domestic unit sales increased 1.6%.  Domestic unit sales were 67.9% of total unit sales for the nine months ended September 30, 2014.  International revenue increased 0.9% and international unit sales decreased 3.2%.  The timing of our international sales can be quite volatile.  Overall unit sales were flat.

Gross Profit and Cost of Sales

Gross profit decreased 1.0% primarily due to higher average sales prices.  Gross profit as a percentage of net sales was 32.6% in the nine months ended September 30, 2014 as compared to 33.7% in 2013 due to higher volumes mitigated by higher manufacturing costs.

The average cost of manufactured products sold per unit increased by 4.3% principally due to scrapped product.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 3.7% due to higher gross sales.

Operating Expenses

Operating expenses decreased 14.1% or $1.7 million.  The decrease was due to a reduction in legal expenses, a reduction of compensation costs due to layoffs and salary reductions, lower levels of donated product, and a reduction in engineering costs.

Loss from Operations

Our operating loss was $2.9 million compared to an operating loss for the same period last year of $4.6 million due primarily to reduced expenses.

Income Taxes

Our effective tax rate on the net loss before income taxes was (0.2)% and (1.4)% for the nine months ended September 30, 2014 and September 30, 2013, respectively.

Discussion of Balance Sheet and Statement of Cash Flow Items

Our balance sheet remains strong with cash making up 48.4% of total assets.  Working capital was $18.1 million at September 30, 2014, a decrease of $3.2 million from December 31, 2013.

Approximately $3.9 million in cash flow in the nine months ended September 30, 2014 was used by operating activities.  Our cash balance was positively affected in the third quarter of 2013 by the receipt of litigation proceeds subject to a stipulation (discussed elsewhere herein).

For the six months ended June 30, 2014, net cash used by operating activities was $3.7 million.  For the nine months ended September 30, 2014, net cash used by operating activities was $3.8 million, an increase of cash used by operations of $100 thousand.  This third quarter improvement in cash flows over the previous two quarters is the result of improved gross profit and lower operating expenses attributable to cost cutting measures discussed earlier.

LIQUIDITY

At the present time, Management does not intend to raise equity capital.  Due to the funds received from prior litigation settlements, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing as the primary ongoing sources of cash.

The note payable to Deutsche Leasing USA, Inc. in the original principal amount of $327,726 was paid in full in April 2014 and the note payable to Deutsche Leasing USA, Inc. in the original principal amount of $207,260 will be paid in full by the end of November 2014.  The monthly payment for the loan which matured in April was $9,900 and the monthly payment for the loan which will mature by the end of November is $6,300.

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

                                                Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable manufacturing arrangements and relationships could result in the need to manufacture all (as opposed to 26.4%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

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

Cash Requirements

                                                Due to funds received from prior litigation settlements, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing as the primary ongoing sources of cash.  In the first nine months of 2014, we took steps to decrease our non-litigation legal costs and we expect such costs to remain lower in the future.  Additionally, effective May 9, 2014, we reduced our workforce by 13.7% in an effort to cut costs.  In May and July of 2014, we also reduced all executive officers’ salaries by at least 10%.  In the future, if such cost cutting measures prove insufficient, we may reduce the number of units being produced, further reduce the workforce, further reduce the salaries of officers and other employees, and/or defer royalty payments.

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

                                                On November 10, 2014, we received an Order in our litigation against BD alleging anticompetitive conduct and false advertising.  The Court found that the remedy of disgorgement of a portion of BD’s profits was appropriate but that the antitrust damages of $340 million was a sufficient disgorgement.  This disgorgement has not yet been received.  The Order also granted injunctive relief requiring BD to engage in corrective advertising and comprehensive training programs by January 15, 2015.  The Court further awarded attorneys’ fees, but ordered the amount to be recalculated to meet the Court’s guidelines.  BD is expected to appeal this ruling upon entry of a final judgment which has not yet occurred.  On November 10, 2014, a separate Court Order was issued directing the parties to attend mediation by January 15, 2015.

CAPITAL RESOURCES

Repurchase of Common Stock

                                                On July 10, 2012, the Company authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  The plan was terminated effective August 30, 2013.  Under the plan, we purchased a total of 722,920 shares of our Common Stock.

Purchase of Equipment

                                                We are still in the process of purchasing manufacturing equipment and molds for the manufacture of our EasyPointTM needle in the amount of $1.5 million.  We are funding the purchase with existing funds.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.         Controls and Procedures.

Disclosure Controls and Procedures

                                                Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

                                                There have been no changes during the third quarter of 2014 or subsequent to September 30, 2014 in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 3.                     Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

For the nine months ended September 30, 2014, the amount of dividends in arrears was $13,000 and the total arrearage was $13,000 as of September 30, 2014.

Series II Class B Convertible Preferred Stock

For the nine months ended September 30, 2014, the amount of dividends in arrears was $45,000 and the total arrearage was $45,000 as of September 30, 2014.

Series III Class B Convertible Preferred Stock

For the nine months ended September 30, 2014, the amount of dividends in arrears was $98,000 and the total arrearage was $3,725,000 as of September 30, 2014.

Series IV Class B Convertible Preferred Stock

For the nine months ended September 30, 2014, the amount of dividends in arrears was $407,000 and the total arrearage was $7,831,000 as of September 30, 2014.

Series V Class B Convertible Preferred Stock

For the nine months ended September 30, 2014, the amount of dividends in arrears was $10,000 and the total arrearage was $952,000 as of September 30, 2014.

Item 6.                     Exhibits.

Exhibit No.	Description of Document

10.1	First Amended 2008 Stock Option Plan

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):  (i) Condensed Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Statements of Operations for the nine months and three months ended September 30, 2014 and 2013, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Condensed Financial Statements

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	November 14, 2014	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

		BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER