Form 10-K
period 2014-12-31
RETRACTABLE TECHNOLOGIES INC
filed 2015-03-31
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The aggregate market value of the common equity held by non-affiliates as of June 30, 2014 was $34,844,270, assuming a closing price of $2.50 and outstanding shares held by non-affiliates of 13,937,708.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 2, 2015, there were 27,695,600 shares of our Common Stock outstanding, excluding treasury shares.

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

None except exhibits.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2014

i

PART I

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, our ability to maintain liquidity, our maintenance of patent protection, the impact of current and future Court decisions regarding current litigation, our ability to maintain favorable third party manufacturing and supplier arrangements and relationships, our ability to quickly increase capacity in response to an increase in demand, our ability to access the market, our ability to maintain or lower production costs, our ability to continue to finance research and development as well as operations and expansion of production, the impact of larger market players, specifically Becton, Dickinson and Company (“BD”), in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors.  Given these uncertainties, undue reliance should not be placed on forward-looking statements.

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

Our VanishPoint® safety products currently consist of tuberculin, insulin, and allergy antigen VanishPoint®  syringes; 2mL, 3mL, 5mL, and 10mL VanishPoint® syringes; and the VanishPoint® autodisable syringe.

We also sell the VanishPoint® IV catheter; the VanishPoint® blood collection tube holder; and the VanishPoint® blood collection set.

The PatientSafe® syringe embodies a unique patented design and protects patients by reducing the risk of bloodstream infections resulting from catheter hub contamination.  Our PatientSafe® syringe products currently consist of 3mL, 5mL, 10mL, 20mL, 30mL, 60mL PatientSafe® syringes and the PatientSafe® Luer cap.

On June 17, 2014, we received notice of substantial equivalence from the Food and Drug Administration for the EasyPoint™  needle.  The EasyPoint™  is a retractable needle that can be used with Luer lock syringes, Luer slip syringes, and prefill syringes to give injections.  The EasyPoint™  needle can also be used to aspirate fluids and obtain blood collection.

We currently have under development additional safety products that add to or build upon or current product line offering.  These products include: retractable needles and syringes, glass syringes, dental syringes, IV catheter introducers, and blood collection sets.

Our products have been and continue to be distributed nationally through numerous distributors.  However, we have been blocked from access to the market by the marketing practices engaged in by Becton, Dickinson and Company (“BD”) which dominates our market.  We initiated a lawsuit in 2007 against BD.  Currently, this extended litigation is in various post-trial and appellate stages as further described below.  The most significant development to date is that a final judgment for $352 million plus prejudgment and post-judgment interest as well as some injunctive relief has been granted by the District Court.  BD has appealed the injunction portion of the case and the monetary award is still the subject of post-trial motions at the District Court.  BD’s post-trial motion argues against the District Court’s award of prejudgment interest.  We have not received any of the amounts indicated by the District Court in its final judgment.  BD is currently under court order to make certain disclosure regarding its exclusionary conduct to a specified class of distributors and customers.  An earlier portion of the same case dealt with patent infringement charges against BD.  In that portion of the case, the Federal Circuit determined that BD’s 1mL Integra syringe violated our patents but that BD’s 3mL Integra did not infringe our patents.  The District Court had awarded us $5 million plus prejudgment and post-judgment interest based on the finding of infringement by the jury.  BD filed a post-judgment Rule 60(b) motion contesting the amount of the judgment based on the partial reversal on appeal.  The District Court denied BD’s motion and the Federal Circuit affirmed that denial on July 7, 2014.  On September 30, 2013, we received payment of $7,724,826 (the “Judgment Amount”) from BD pursuant to a stipulation.  The Judgment Amount is included as cash on the balance sheet and shown as a liability on the balance sheet under “Litigation proceeds subject to stipulation”.  The current status of this patent portion of the case is that BD has filed a petition for certiorari with the United States Supreme Court regarding its Rule 60(b) motion and we filed a response to that petition on March 12, 2015.  It is expected that the Supreme Court will decide whether to accept or deny BD’s petition sometime in the second quarter of this year, although that could be extended because the Supreme Court maintains its own calendar.

We continue to attempt to gain access to the market through our sales efforts, our innovative technology, introduction of new products, and, when necessary, litigation.

Section 4191 of the Internal Revenue Code, enacted by the Health Care and Education Reconciliation Act of 2010 in conjunction with the Patient Protection and Affordable Care Act (“PPACA”), provides for an excise tax of 2.3% on medical devices.  At the present time the excise tax is applicable to domestic sales of our products, except those sold to exempt organizations.  The majority of our sales are domestic and not in the retail market.  The tax is imposed on sales, not profits.  The impact of this tax was $856,000 in 2014 and $758,000 in 2013, and is net of expected refunds attributable to rebate credits.

In 2014, we took steps to decrease our non-litigation legal costs.  We expect such costs to remain lower in the future.  Our non-litigation legal costs were reduced by approximately $1.1 million.  Additionally, effective May 9, 2014, we reduced our workforce by 13.7% in an effort to cut costs.  The combined effect of both of these cost-cutting measures was approximately $1.5 million in 2014.

Financial Information

Please see the financial statements in Item 8. Financial Statements and Supplementary Data for information about our revenues, profits, and losses for the last three years and total assets, liabilities, and stockholder equity for the last two years.

Principal Products

Our products with Notice of Substantial Equivalence to the U.S. Food and Drug Administration (“FDA”) and which are currently sold include the 1mL tuberculin; insulin syringes; allergy antigen VanishPoint® syringes; 2mL, 3mL, 5mL, and 10mL VanishPoint® syringes; the VanishPoint® blood collection tube holder; the VanishPoint® IV safety catheter; small diameter tube adapter; the allergy tray; the Patient Safe® syringes; the Patient Safe® Luer Cap; and the VanishPoint® Blood Collection Set.  We are also selling VanishPoint® autodisable syringes in the international market in addition to our other products.

Syringe sales comprised 99.1%, 98.6%, and 97.3% of revenues in 2012, 2013, and 2014, respectively.

Principal Markets

Our products are sold to and used by healthcare providers primarily in the U.S. (with 19.9% of revenues in 2014 generated from sales outside the U.S.) which include, but are not limited to, acute care hospitals, alternate care facilities, doctors’ offices, clinics, emergency centers, surgical centers, long-term care facilities, Veterans Administration facilities, military organizations, public health facilities, and prisons.

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

We distribute our products throughout the U.S. through general line and specialty distributors.  We also use international distributors.  We have developed a national direct marketing network in order to market our products to health care customers and their purchaser representatives.  Our marketers make contact with all of the departments that affect the decision-making process for safety products, including the purchasing agents.  They call on acute care and alternate care sites and speak directly with the decision-makers of these facilities.  We employ trained sales representatives and clinicians, including nurses and/or medical technologists that educate healthcare providers and healthcare workers on the use of safety devices through on-site clinical training, exhibits at related tradeshows, and publications of relevant articles in trade journals and magazines.  These employees provide clinical support to customers.  In addition to marketing our products, the network demonstrates the safety and cost effectiveness of the VanishPoint® automated retraction products to customers.

In the needle and syringe market, the market share leader, BD, has utilized, among other things, product disparagement, patent infringement, false advertising, and other deceptive conduct which have restricted the entry of VanishPoint® syringes into the market.  Other products manufactured by us that are being denied market access as a result of BD’s anticompetitive actions include the IV safety catheters and Patient Safe® syringes.

We have numerous agreements with organizations for the distribution of our products in foreign markets.  In Canada, the provinces of Alberta, Manitoba, Ontario, and Saskatchewan have passed laws or regulations regarding healthcare worker safety and the use of safe needle products.  The European Council has suggested EU countries institute regulations requiring the use of safe needle products to prevent needlestick injuries.  Brazil is the only country in Latin America that has initiated a regulation requiring the use of safe needle products to prevent needlestick injuries.  The Australian states of New South Wales, Queensland, and Victoria have guidelines or directives regarding the prevention of needlestick injuries.

Key components of our strategy to increase our market share are to: (a) defeat anticompetitive practices through litigation; (b) focus on methods of upgrading our manufacturing capability and efficiency in order to enable us to reduce costs and improve profit margins; (c) continue marketing emphasis in the U.S.; (d) continue to add Veterans Administration facilities, health departments, emergency medical services, federal prisons, long-term care, and home healthcare facilities as customers; (e) educate healthcare providers, insurers, healthcare workers, government agencies, government officials, and the general public on the reduction of risk and the cost effectiveness afforded by our products; (f) supply product through GPOs and Integrated Delivery Networks where possible; (g) consider possibilities for future licensing agreements and joint venture agreements for the manufacture and distribution of safety products in the U.S. and abroad; (h) introduce new products; and (i) increase international sales.

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

Patents, Trademarks, Licenses, and Proprietary Rights

Soon after the Company was formed in May 1994, in recognition of the preexisting technology, intellectual property rights, products, inventive knowhow and ongoing research and development projects (the “Core Technology”) that were brought into the Company by Thomas J. Shaw as its founder and CEO, the Company and Mr. Shaw entered into a Technology License Agreement dated June 23, 1995, which was subsequently amended July 3, 2008, and again to its present form September 7, 2012.

The Technology License Agreement encompasses the Core Technology, all technology and knowhow arising out of the Core Technology that has been developed since its inception, all related future improvements, and all the related domestic and foreign patent rights in which Mr. Shaw is named as an inventor.  The knowhow component is broadly defined to include both technical and valuable proprietary business information.  Under the Technology License Agreement, Mr. Shaw has granted the Company an exclusive worldwide license in inventions to manufacture, market, sell and distribute the licensed technology and improvements that perform the same function in a better or more economical way.  The Company has the right to grant sublicenses and assign the Technology License Agreement subject to Mr. Shaw’s approval.  The term of the Technology License Agreement is coextensive with the life of the patent rights that are subject to it.

In return for the rights granted, the Company paid Mr. Shaw an initial licensing fee and pays a continuing 5% royalty on gross sales, as well as the costs of obtaining and maintaining the patents subject to the license.  The Company has reserved the right to control patent prosecution and the right not to pursue or maintain any patent or patent application, in which case the rights in any non-elected technology can revert to Mr. Shaw and be excluded from the license.  The Technology License Agreement also acknowledges a march-in right held by the U.S. government as a result of federal funding that was provided under Small Business Innovation Research grants made during the early development of what later became the Company’s VanishPoint® product line.

We hold exclusive rights under numerous domestic and foreign patents and have applications pending related to the technology we currently market, as well as technology that is in development.  These include patents and applications that are related to retractable syringes, interchangeable needle syringes,  needleless syringes, retractable needles, retractable dental syringes, glass syringes with retractable needles, retractable fluid collection devices, blood draw devices with retractable needles, fluid flow control device with retractable cannula, blood collection sets, IV catheters, and self-retracting catheter introducers.  These patent properties have varying remaining terms and expiration dates.  While patents covering some features of our syringes with retractable needles will expire in 2015 and 2016, we have other patents with later expiration dates that will continue to provide patent coverage for our VanishPoint® syringes and other commercial products.  These patent properties, coupled with the technical knowhow that is embodied in but not readily apparent from our commercial products, should offer continuing protection against unauthorized copying of our VanishPoint® syringes beyond 2016.

We have also registered the following trade names and trademarks: VanishPoint®, EasyPointTM, Patient Safe®, VanishPoint® logos, RT with a circle mark, the Spiral Logo used in packaging our VanishPoint® products, and the color coded spots on the ends of our VanishPoint® syringes and others.  We also have trademark protection for the phrase “The New Standard for Safety.”

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

Working Capital Practices

Cash and cash equivalents include unrestricted cash, restricted cash, the proceeds subject to a stipulation, money market accounts, and investments with original maturities of three months or less.  Restricted cash consists of a demand deposit used to collateralize a Letter of Credit issued by us for the purchase of manufacturing equipment.

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

Accounts payable and other short-term liabilities include amounts that we believe we have an obligation for at the end of year.  These included charges for goods or services received in 2014 but not billed to us at the end of the year.  It also included estimates of potential liabilities such as rebates and other fees.

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

Dependence on Major Customers

Three customers accounted for an aggregate of 47.9% of our revenue in 2014.  We have numerous other customers and distributors that sell our products in the U.S. and internationally.

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

Competitive Conditions

Our products are sold to and used by healthcare providers primarily in the U.S. (with 19.9% of revenues in 2014 generated from sales outside the U.S.) which include, but are not limited to, acute care hospitals, alternate care facilities, doctors’ offices, clinics, emergency centers, surgical centers, long-term care facilities, Veterans Administration facilities, military organizations, public health facilities, and prisons.

We compete primarily on the basis of product performance and quality.  We believe our competitive advantages include, but are not limited to, our leadership in quality and innovation. We believe our products continue to be the most effective safety devices in today’s market.  Our syringe products include passive safety activation, require less disposal space, and are activated while in the patient, reducing exposure to the contaminated needle.  Our price per unit is competitive or even lower than the competition once all the costs incurred during the life cycle of a syringe are considered. Such life cycle costs include disposal costs, testing and treatment costs for needlestick injuries, and treatment for contracted illnesses resulting from needlestick injuries.

Major domestic competitors include BD and Covidien Ltd. (“Covidien”).  Terumo Medical Corp. (“Terumo”), Smiths Medical, and B Braun are additional competitors with smaller market shares.

Founded in 1897, BD is headquartered in New Jersey.  BD’s safety-engineered device sales accounted for approximately 26.2% of BD’s total 2014 sales.  BD’s classification of safety-engineered devices include the SafetyLok™ syringe, which features a tubular plastic sheath that must be manually slid over the needle after removal from the patient, and the SafetyGlide™ hypodermic needle which utilizes a manually activated hinged lever to cover the needle tip after removal from the patient.  BD markets the SafetyGlide™ blood collection set that has a manually activated cover designed to extend over the needle after use.  The BD Eclipse™ safety blood collection needle and hypodermic needle is also designed to manually cover the needle after removal from the patient.  BD manufactures the Integra™ 3mL retracting needle and syringe product, as well as a spring activated Vacutainer® Passive Shielding Blood Collection Needle and spring activated retracting Vacutainer® blood collection set.  BD’s “Vacutainer®” brand name is commonly used as industry jargon to refer to blood collection products in general.

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

BD and Covidien have controlling U.S. market share; greater financial resources; larger and more established sales, marketing, and distribution organizations; and greater market influence, including long-term and/or exclusive contracts.  Additionally, BD may be able to use its resources to improve its products through research or acquisitions or develop new products, which may compete with our products.

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

Litigation could also provide more access to the market.  For example, if upheld on appeal, the injunctive relief we obtained in litigation means that BD would have to notify end use customers such as nurses, hospitals, clinics, and nursing homes that it had misrepresented information about our products and its own products with regard to sharpness and medication waste and that such statements were false and misleading, and, in part, based on false and inaccurate measurements of the VanishPoint® products.  BD has already taken some measures to advise its employees, distributors, and GPOs of its actions in accordance with injunctive provisions that were not stayed pending appeal.

Our competitive position is weakened by the method that providers use for making purchasing decisions and the fact that our initial price per unit for our safety needle products may be higher than some of the less effective safety needle products that are on the market.

Research and Development

We spent $871,851; $837,073; and $616,784 in 2012, 2013, and 2014, respectively, on research and development.  Costs in 2014 were primarily for compensation and related benefits, along with engineering samples and testing. Our ongoing research and development activities are performed by an internal research and development staff and includes developing process improvements for current and future automated machines.  Our limited access to the market has slowed the introduction of products.

Possible future products include safety medical devices and other needle devices to which automated retraction can be applied.  We have additional safety product designs that add to or build upon our current product line offering.  These product designs include: retractable needle syringe designs, retractable needle designs, glass syringe designs, retractable needle dental syringe designs, retractable needle IV catheter designs, and retractable needle blood collection product designs.  While these product designs are in various stages of development, we have recently focused on the design and manufacture of our next generation of needle products which are needle-based retractable safety products intended for use with devices to inject fluids, aspirate fluids, and obtain blood collection.  These retractable needle-based products are designed to offer effective sharps injury prevention by: being easily operated using one-handed activation; keeping the user’s hands behind the needle at all times; having a low manufacturing cost; and having new applications and uses that expand into markets in addition to those already addressed by VanishPoint® and Patient Safe® products, such as prefilled syringes, fluid aspiration, partial injection, blood collection, and dental injections.

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

Other nonhazardous production waste includes clean polypropylene regrind, paper, and corrugated material that is recycled.  All other nonhazardous waste produced is considered municipal solid waste and sent to a sanitary landfill by CWD.

We also produce small amounts of regulated biohazardous waste from contaminated sharps and laboratory wastes.  This waste is sent for incineration by Stericycle.

Employees

As of March 2, 2015, we had 132 employees.  130 of such employees were full time employees.

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

	2014	2013	2012
U.S. sales	$27,649,974	$24,843,200	$25,363,814
North and South America sales (excluding U.S.)	5,651,426	4,453,151	4,668,550
Other international sales	1,219,230	1,488,776	3,612,139
Total sales	$34,520,630	$30,785,127	$33,644,503

Long-lived assets
U.S.	$10,642,859	$10,676,053	$11,679,592
International	$209,994	$234,119	$220,058

Most large international sales of VanishPoint® syringes are filled by production from a Chinese manufacturer.  In the event that we become unable to purchase such product from our Chinese manufacturer, we would need to find an alternate manufacturer for the 0.5mL insulin syringe, the 0.5mL autodisable syringe, and the 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.

We do not maintain patent or trademark protection in all foreign countries, but, where possible, have taken steps to protect our patents and trademarks in those countries where we routinely conduct a material amount of business.  Our lack of patent and trademark protection, particularly in certain foreign countries, heightens the risk that our designs may be copied by a competitor.

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

We Compete in an Anticompetitive Marketplace

We operate in an environment that is dominated by BD, the major syringe manufacturer in the U.S.  We initiated a lawsuit in 2007 against BD.  The suit was for patent infringement, antitrust practices, and false advertising.  The court severed the patent claims from the other claims pending resolution of the patent dispute.  The antitrust and false advertising claims resulted in a final judgment for $352 million plus prejudgment and post-judgment interest as well as some injunctive relief.  BD has appealed the injunction portion of the case and the monetary award is still the subject of post-trial motions at the District Court.  We have not received any of the amounts indicated by the District Court in its final judgment. BD is currently under court order to make certain disclosures regarding its exclusionary conduct to a specified class of distributors and customers.

Although we have made limited progress in some areas, such as the alternate care and some international markets, our volumes are not as high as they should be given the nature and quality of our products and the federal and state legislation requiring the use of safe needle devices.  We believe this is due to the anticompetitive market, despite our litigation efforts described briefly above.

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

We hold exclusive rights under numerous domestic and foreign patents and have applications pending related to the technology we currently market, as well as technology that is in development.  These include patents and applications that are related to retractable syringes, interchangeable needle syringes,  needleless syringes, retractable needles, retractable dental syringes, glass syringes with retractable needles, retractable fluid collection devices, blood draw devices with retractable needles, fluid flow control device with retractable cannula, blood collection sets, IV catheters, and self-retracting catheter introducers.  These patent properties have varying remaining terms and expiration dates.  While patents covering some features of our syringes with retractable needles will expire in 2015 and 2016, we have other patents with later expiration dates that will continue to provide patent coverage for our VanishPoint® syringes and other commercial products.  These patent properties, coupled with the technical knowhow that is embodied in but not readily apparent from our commercial products, should offer continuing protection against unauthorized copying of our VanishPoint® syringes beyond 2016.

Patent life may be extended, not through the original patents, but through related improvements.  As our technology ages (and the associated patent life expires), our competitive position in the marketplace could weaken.  The patent protection may decrease and make us vulnerable to other competitors utilizing our technology.

We do not maintain patent or trademark protection in all foreign countries, but, where possible, have taken steps to protect our patents and trademarks in those countries where we routinely conduct a material amount of business.  Our lack of patent and trademark protection, particularly in certain foreign countries, heightens the risk that our designs may be copied by a competitor.

Our Patents Are Subject to Litigation

We have been sued by BD and MDC Investment Holdings, Inc. for patent infringement.  This case is currently not active and no trial date is set.  Patent litigation and challenges involving our patents are costly and unpredictable and may deprive us of market exclusivity for a patented product or, in some cases, third party patents may prevent us from marketing and selling a product in a particular geographic area.

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

The Majority of Our Sales Are Filled Using One Third Party Manufacturer

Most international syringe sales, as well as a substantial portion of domestic sales, are filled by production from a Chinese manufacturer.  In the event that we become unable to purchase such product from our Chinese manufacturer, we would need to find an alternate manufacturer for the 0.5mL insulin syringe, the 0.5mL autodisable syringe, and the 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.  Even with increased domestic production, we may not be able to avoid a disruption in supply. In 2014, the 1mL and 3mL syringes made up 91.2% of our unit sales and 89.9% of our revenues.

Fluctuations in Supplies of Inventory Could Temporarily Increase Costs

Fluctuations in the cost and availability of raw materials and inventory and the ability to maintain favorable third party manufacturing arrangements and relationships could result in the need to manufacture all of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

We Are Controlled by One Shareholder

Thomas J. Shaw, our President and Chief Executive Officer, would have investment or voting power over a total of 51.1% of the outstanding Common Stock if he exercised his options as of March 2, 2015.  Mr. Shaw will, therefore, have the ability to direct our operations and financial affairs and to substantially influence the election of members of our Board of Directors.  His interests may not always coincide with our interests or the interests of other stockholders.  This concentration of ownership, for example, may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially adversely affect the market price of our Common Stock.  Mr. Shaw’s rights under the Technology License Agreement, as the owner of the technology we produce, present similar conflicts of interest.

Current Economic Conditions May Decrease Collectability of Accounts

Although we believe that we have granted credit to credit-worthy firms, current economic conditions may affect the timing and/or collectability of some accounts.

We Face Inherent Product Liability Risks

As a manufacturer and provider of safety needle products, we face an inherent business risk of exposure to product liability claims.  If a product liability claim is made and damages are in excess of our product liability coverage, our competitive position could be weakened by the amount of money we could be required to pay to compensate those injured by our products.  In the event of a recall, we have recall insurance.

Item 1B. Unresolved Staff Comments.

Not applicable and none.

Item 2. Properties.

Our headquarters is located at 511 Lobo Lane, on 35 acres, which we own, overlooking Lake Lewisville in Little Elm, Texas.  The headquarters are in good condition and house our administrative offices and manufacturing facility.  The manufacturing facility produced approximately 24.8% of the units that were manufactured in 2014.  In the event that we become unable to purchase product from our Chinese manufacturer, we would need to find an alternate manufacturer for the 0.5mL insulin syringe, the 0.5mL autodisable syringe, and the 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.  The 5mL and 10mL syringes are sold principally in the international market.  In 2014, we used approximately 32.5% of our current U.S. productive capacity for VanishPoint® syringes.

A loan in the original principal amount of $4,210,000 is secured by our land and buildings.  See Note 7 to our financial statements for more information.

In the opinion of Management, the property and equipment are suitable for their intended use and are adequately covered by an insurance policy.

Item 3. Legal Proceedings.

On May 19, 2010, final judgment was entered in the U.S. District Court for the Eastern District of Texas, Marshall Division for us which ordered that we recover $5,000,000 plus prejudgment and post-judgment interest, and ordered a permanent injunction for BD’s 1mL and 3mL Integra syringes until the expiration of certain patents.  The permanent injunction was stayed for the longer of the exhaustion of the appeal of the district court’s case or twelve months from May 19, 2010.  In July 2011, a three-judge panel of the U.S. Court of Appeals for the Federal Circuit reversed the district court’s judgment that BD’s 3mL Integra infringed our ‘224 patent and ‘077 patent.  The U.S. Court of Appeals for the Federal Circuit affirmed the district court’s judgment that the 1mL Integra infringes our ‘244 and ‘733 patents.  BD filed a Rule 60(b)(5) motion to Conform Judgment to Federal Circuit Mandate in the U.S. District Court for the Eastern District of Texas which sought to modify the damages award.  On October 29, 2013, BD filed its Notice of Appeal of the District Court’s August 7, 2013 order denying BD’s Rule 60(b)(5) motion to the U.S. Court of Appeals of the Federal Circuit.  On July 7, 2014, the U.S. Court of Appeals for the Federal Circuit affirmed the U.S. District Court for the Eastern District of Texas decision denying BD’s Rule 60(b)(5) motion to modify the damages award.  BD filed a petition to the Supreme Court for certiorari in January of 2015.  We filed our response to the petition on March 12, 2015.  It is expected that the Supreme Court will decide whether to accept or deny BD’s petition sometime in the second quarter of this year, although that could be extended because the Supreme Court maintains its own calendar.  On September 30, 2013, we received payment of $7,724,826 (the “Judgment Amount”) from BD pursuant to a stipulation in this case.  The Judgment Amount has been reflected as a current liability in the Balance Sheets since the proceeds are not yet realizable.

In May 2010, our and Mr. Shaw’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The trial commenced on September 9, 2013 in the U.S. District Court for the Eastern District of Texas, Tyler Division, and the jury returned its verdict on September 19, 2013, finding that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded us $113,508,014 in damages, which was trebled pursuant to statute.  The Court issued an order on September 30, 2014 denying BD’s Renewed Motion for Judgment as a Matter of Law, or Alternatively, for New Trial or Remittitur, ruling that there was sufficient evidence for the jury to: find that BD had attempted to monopolize the safety syringe market, find that BD had engaged in false advertising under the Lanham Act, and award us $113,508,014 in damages.  On November 10, 2014, the Court found that the remedy of disgorgement of a portion of BD’s profits was appropriate but that the $340 million was a sufficient disgorgement.  The Court also granted injunctive relief to take effect January 15, 2015.  In doing so, the Court found that BD’s business practices limited innovation, including false advertisements that suppressed sales of the VanishPoint®.  The specific injunctive relief includes: (1) enjoining BD’s use of “World’s Sharpest Needle” or any similar assertion of superior sharpness; (2) requiring notification to all customers who purchased BD syringe products from July 2, 2004 to date that BD wrongfully claimed that its syringe needles were sharper and that its statement that it had “data on file” was false and misleading; (3) requiring notification to employees, customers, distributors, GPOs, and government agencies that the deadspace of the VanishPoint® has been within ISO standards since 2004 and that BD overstated the deadspace of the VanishPoint® to represent that it was higher than some of BD’s syringes when it was actually less, and that BD’s statement that it had “data on file” was false and misleading, and, in addition, posting this notice on its website for a period of three years; (4) enjoining BD from advertising that its syringe products save medication as compared to VanishPoint® products for a period of three years; (5) requiring notification to all employees, customers, distributors, GPOs, and government agencies that BD’s website, cost calculator, printed materials, and oral representations alleging BD’s syringes save medication as compared to the VanishPoint® were based on false and inaccurate measurement of the VanishPoint®, and, in addition, posting this notice on its website for a period of three years; and (6) requiring the implementation of a comprehensive training program for BD employees and distributors that specifically instructs them not to use old marketing materials and not to make false representations regarding VanishPoint® syringes.  Final judgment was entered on January 15, 2015, awarding us $340,524,042 in damages and $11,722,823 in attorneys’ fees, as well as granting injunctive relief consistent with the orders as indicated above.  Additionally, the final judgment provides for prejudgment and post-judgment interest.  The parties stipulated that the amount of litigation costs recoverable by us is $295,000.  On January 14, 2015, the District Court granted in part and denied in part BD’s motion to stay the injunctive relief.  The order stayed the portion of the injunctive relief that requires BD to notify end-user customers but also ordered BD to comply with internal correction activities as well as mandatory disclosures as set out above to its employees, customers, distributors and Group Purchasing Organizations.  BD filed an appeal of that ruling with the 5th Circuit Court of Appeals and that appeal was denied on February 3, 2015, as was our motion to expedite the appeal.  On February 12, 2015, BD filed a motion to amend the judgment directed most specifically to the issue of award of prejudgment interest.  Briefing has been completed on that motion and we await the Court’s decision.  BD is expected to appeal the Final Judgment of January 15, 2015 upon resolution of its pending motion to amend.  The parties met during late 2014 to mediate the case, but the mediation was not successful.

In September 2007, BD and MDC Investment Holdings, Inc. (“MDC”) sued us in the United States District Court for the Eastern District of Texas, Texarkana Division, initially alleging that we are infringing two U.S. patents of MDC (6,179,812 and 7,090,656) that are licensed to BD. BD and MDC seek injunctive relief and unspecified damages.  We counterclaimed for declarations of non-infringement, invalidity, and unenforceability of the asserted patents.  The plaintiffs subsequently dropped allegations with regard to patent no. 7,090,656 and we subsequently dropped our counterclaims for unenforceability of the asserted patents.  The case had been stayed pending resolution of our first filed case against BD described above.  While the stay has been automatically lifted, there has been no activity in this case and we referred questions from the Court regarding its status to BD’s counsel.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our Common Stock has been listed on the NYSE MKT (or its predecessor entities) under the symbol “RVP” since May 4, 2001.  Our closing price on March 2, 2015, was $4.12 per share.  Shown below are the high and low sales prices of our Common Stock as reported by the NYSE MKT for each quarter of the last two fiscal years:

2014	High	Low
Fourth Quarter	$5.39	$3.31
Third Quarter	$3.27	$2.54
Second Quarter	$3.74	$2.50
First Quarter	$4.00	$2.93

2013	High	Low
Fourth Quarter	$3.31	$2.30
Third Quarter	$4.10	$1.36
Second Quarter	$1.55	$0.91
First Quarter	$1.29	$0.78

SHAREHOLDERS

As of March 2, 2015, there were 27,695,600 shares of Common Stock held by 231 shareholders of record not including shareholders who beneficially own Common Stock held in nominee or “street name.”  The previous sentence excludes 722,920 shares of treasury stock.

DIVIDENDS

We have not ever declared or paid any dividends on the Common Stock.  We have no current plans to pay any cash dividends on the Common Stock.  We intend to retain all earnings, except those required to be paid to the holders of the Preferred Stock as resources allow, to support operations and future growth.  Dividends on Common Stock cannot be paid so long as preferred dividends are unpaid.  As of December 31, 2014, there was an aggregate of $12.8 million in preferred dividends in arrears.

EQUITY COMPENSATION PLAN INFORMATION

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for a chart describing compensation plans under which equity securities are authorized.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return for our Common Stock from December 31, 2009 to December 31, 2014, to the total returns for the Russell Microcap® and Becton, Dickinson and Company (or “BDX”), a peer issuer.  The graph assumes an investment of $100 in the aforementioned equities as of December 31, 2009, and that all dividends are reinvested.

RECENT SALES OF UNREGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None for the fourth quarter of 2014.

Item 6. Selected Financial Data.

The following selected financial data is qualified by reference to, and should be read in conjunction with, our audited financial statements and the notes to those statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.  The selected Statements of Operations data presented below for the years ended December 31, 2011 and 2010 and the Balance Sheet data as of December 31, 2012, 2011, and 2010 have been derived from our audited financial statements, which are not included herein.

(In thousands except for earnings per share, shares, and percentages)*

	As of and for the Years Ended December 31,
	2014	2013	2012	2011	2010
Sales, net	$34,521	$30,785	$33,644	$32,102	$36,219
Cost of sales	22,499	20,475	22,468	21,199	23,698
Gross profit	12,022	10,310	11,176	10,903	12,521
Total operating expenses	14,180	16,241	15,115	14,993	19,185
Loss from operations	(2,158)	(5,931)	(3,939)	(4,090)	(6,664)
Interest income	34	39	47	63	32
Interest expense, net	(223)	(231)	(231)	(241)	(302)
Litigation settlements, net	—	—	—	5,700	9,159
Income (loss) before income taxes	(2,347)	(6,123)	(4,123)	1,432	2,225
Provision (benefit) for income taxes	8	91	10	14	(176)
Net income (loss)	(2,355)	(6,214)	(4,133)	1,418	2,401
Preferred Stock dividend requirements	(915)	(916)	(918)	(964)	(1,371)
Earnings (loss) applicable to common shareholders	$(3,270)	$(7,130)	$(5,051)	$454	$1,030
Earnings (loss) per share — basic	$(0.12)	$(0.26)	$(0.19)	$0.02	$0.04
Earnings (loss) per share — diluted	$(0.12)	$(0.26)	$(0.19)	$0.02	$0.04
Weighted average shares outstanding — basic	27,375,450	26,999,698	26,219,728	24,171,238	23,872,783
Weighted average shares outstanding — diluted	27,375,450	26,999,698	26,219,728	26,354,786	26,248,874

Current assets	$34,230	$37,907	$35,441	$35,903	$40,224
Current liabilities	$15,100	$16,621	$8,077	$6,125	$9,986
Property, plant, and equipment, net	$10,853	$10,910	$11,900	$12,654	$12,561
Total assets	$45,353	$49,097	$47,632	$48,920	$53,191
Long-term debt, net of current maturities	$3,425	$3,577	$3,826	$4,143	$4,304
Stockholders’ equity	$26,828	$28,900	$35,729	$38,651	$38,901
Redeemable Preferred Stock (in shares)	987,445	994,945	1,001,552	1,001,552	2,279,016
Capital leases	—	—	—	—	—
Cash dividends per common share	$—	$—	$—	$—	$—
Gross profit margin	34.8%	33.5%	33.2%	34.0%	34.6%

*            Events that could affect the trends indicated above include continued reductions in manufacturing costs, changing average sales prices, changing raw material cost, the gaining of market access, the effect of injunctive relief, protection of our patents, foreign currency exchange rates, the Medical Device Excise Tax, the impact of flu season requirements, new or changing regulations, and new products.  As our products are made from petroleum products, the changing cost of oil and transportation may have an impact on our costs to the extent increases may not be recoverable through price increases of our products and reductions in oil prices may not quickly affect petroleum product prices.  Receipt of settlement proceeds and option payments from Abbott and Hospira positively affected 2010 and 2011 results.  Our purchase in 2011 of a total of 1,277,464 shares of our Preferred Stock (which purchase required the selling Preferred Stockholder to waive all unpaid dividends in arrears) in exchange for our Common Stock and cash have reduced our Preferred Stock Dividend Requirements.  The receipt of $7,724,826 from BD pursuant to litigation and subject to stipulation affects both the current assets and current liabilities in 2013 and 2014.  The introduction of the Medical Device Excise Tax in 2013 affects comparability between 2013-2014 and prior years.  In 2014, we took steps to decrease our non-litigation legal costs.  We expect such costs to remain lower in the future.  Our non-litigation legal costs were reduced by approximately $1.1 million.  Additionally, effective May 9, 2014, we reduced our workforce by 13.7% in an effort to cut costs.  The combined effect of both of these cost-cutting measures was approximately $1.5 million in 2014.  A 2015 judgement in our favor for $352 million is not included in the data presented and, if received, could materially affect our future financial condition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, our ability to maintain liquidity, our maintenance of patent protection, the impact of current and future Court decisions regarding current litigation, our ability to maintain favorable third party manufacturing and supplier arrangements and relationships, our ability to quickly increase capacity in response to an increase in demand, our ability to access the market, our ability to maintain or lower production costs, our ability to continue to finance research and development as well as operations and expansion of production, the impact of larger market players, specifically BD, in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors.  Given these uncertainties, undue reliance should not be placed on forward-looking statements.

Overview

We have been manufacturing and marketing our products since 1997.  Safety syringes comprised 97.3% of our sales in 2014.  We also manufacture and market the blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.

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

Our products have been and continue to be distributed nationally and internationally through numerous distributors.  Although we have made limited progress in some areas, such as the alternate care market, our volumes are not as high as they should be given the nature and quality of our products and the federal and state legislation requiring the use of safe needle devices. The alternate care market is composed of alternate care facilities that provide long-term nursing and out-patient surgery, emergency care, physician services, health clinics, and retail pharmacies.

We continue to pursue various strategies to have better access to the hospital market, as well as other markets, including attempting to gain access to the market through our sales efforts, our innovative technology, introduction of new products, and, when necessary, litigation.

We have reported in the past that our progress is limited principally due to the marketing practices engaged in by BD, the dominant maker and seller of disposable syringes.  In our litigation against BD alleging anticompetitive conduct and false advertising, a final judgment for $352 million plus prejudgment and post-judgment interest as well as some injunctive relief (discussed in more detail below) has been granted by the District Court.  BD has appealed the injunction portion of the case and the monetary award is still the subject of post-trial motions at the District Court.  BD’s post-trial motion argues against the District Court’s award of prejudgment interest.  We have not received any of the amounts indicated by the District Court in its final judgment.  BD is currently required to follow the Court’s order for injunctive relief, except that the notifications to end-user customers are stayed pending appeal.  The injunctive relief included:

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

In 2014, we took steps to decrease our non-litigation legal costs.  We expect such costs to remain lower in the future.  Our non-litigation legal costs were reduced by approximately $1.1 million.  Additionally, effective May 9, 2014, we reduced our workforce by 13.7% in an effort to cut costs.  We paid $193 thousand in severance costs in the second and third quarters of 2014.  In May and July of 2014, we reduced all executive officers’ salaries by at least 10%, but reinstated nearly all such salaries in December of 2014.  The combined effect of both the lower non-litigation costs and the reduced workforce was approximately $1.5 million in 2014.  In the future, if such cost cutting measures prove insufficient, we may reduce the number of units being produced, further reduce the workforce, further reduce the salaries of officers as well as other employees, and/or defer royalty payments.

In 2014, our unit sales increased 12.0%.  This increase is due to increased sales to several of our domestic customers.

Section 4191 of the Internal Revenue Code, enacted by the Health Care and Education Reconciliation Act of 2010 in conjunction with the PPACA provides for an excise tax of 2.3% on medical devices.  At the present time, the excise tax is applicable to domestic sales of our products, except those which are sold to exempt organizations.  The majority of our sales are domestic and not in the retail market.  The tax is imposed on sales, not profits.  We have not passed this tax along to our customers.  The impact of this tax was $856,000 in 2014, and is net of expected refunds attributable to rebate credits.

On July 10, 2012, the Company authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  The plan was terminated effective August 30, 2013.  Under the plan, we purchased a total of 722,920 shares of our Common Stock.

Pursuant to the Certificates of Designation, Preferences, Rights And Limitations of the Series I Class B and Series II Class B Convertible Preferred Stock, we would be prohibited from purchasing our Common Stock while dividends were in arrears.  Therefore, to facilitate the Common Stock repurchase plan, we paid quarterly dividends on the Series I Class B and Series II Class B Preferred Stock during the term of the repurchase plan.  Notwithstanding the termination of the repurchase plan, the Board of Directors authorized dividends to be paid to the Series I Class B and Series II Class B Preferred Stockholders in certain successive quarters.  Dividends were paid on November 11, 2013, January 20, 2014, April 21, 2014, and July 21, 2014, each in the cumulative amount of $57,613.

Product purchases from our Chinese manufacturer have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In 2014, our Chinese manufacturer produced approximately 73.1% of our VanishPoint® units.  In the event that we become unable to purchase products from our Chinese manufacturer, we would need to find an alternate manufacturer for the 0.5mL insulin syringe, the 0.5mL autodisable syringe, and the 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.

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

RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements.  All period references are to our fiscal years ended December 2014, 2013, or 2012.  Dollar amounts have been rounded for ease of reading.

Comparison of Year Ended

December 31, 2014 and Year Ended December 31, 2013

Domestic sales accounted for 80.1% and 80.7% of the revenues in 2014 and 2013, respectively.  Domestic revenues increased 11.3% principally due to increased unit sales.  Domestic unit sales increased 11.8%.  Domestic unit sales were 71.6% of total unit sales for 2014.  International revenues increased from $5.9 million in 2013 to $6.9 million in 2014, primarily due to increased unit sales and an increase in average price.  Overall unit sales increased 12.0%.  Our international orders may be subject to significant fluctuation over time.  Such orders may fluctuate due to health initiatives at various times as well as economic conditions.

Cost of sales increased $2.0 million due to an increase in units sold mitigated by a slightly lower unit cost of manufacture.  Royalty expense increased $254 thousand due to increased gross sales.  Gross profit margins increased from 33.5% in 2013 to 34.8% in 2014.

Operating expenses decreased 12.7% from the prior year due to decreased cost of non-litigation legal expense, lower compensation cost, and decreased office expenses which is the result of cost-cutting measures implemented in 2014.

Loss from operations was $2.2 million in 2014 compared to an operating loss of $5.9 million in 2013, a 63.6% decrease.

Cash flow from operations was a negative $3.9 million for 2014 due primarily to our increase in accounts receivable, decrease in current liabilities, and our loss from operations, mitigated by a decrease in inventory and depreciation.

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

Cost of sales decreased $2.0 million due to fewer units sold, mitigated by an increase in our inventory reserve.  Royalty expense decreased $217 thousand due to lower gross sales.  Gross profit margins increased from 33.2% in 2012 to 33.5% in 2013.

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

Cash flow from operations was $2.9 million for 2013 due primarily to litigation proceeds subject to a stipulation.

LIQUIDITY

At the present time, Management does not intend to raise equity capital.  Due to the funds received from prior litigation, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing, when available, as the primary ongoing sources of cash. Our ability to obtain additional funds through loans is uncertain.  Our financial statements do not reflect a 2015 judgment in our favor for $352 million.

The note payable to Deutsche Leasing USA, Inc. in the original principal amount of $327,726 was paid in full in April 2014 and the note payable to Deutsche Leasing USA, Inc. in the original principal amount of $207,260 was paid in full in November 2014.  The monthly payment for the loan which matured in April was $9,900 and the monthly payment for the loan which matured in November was $6,300.

Historical Sources of Liquidity

We have historically funded operations primarily from the proceeds from revenues, private placements, litigation settlements, and loans.

Internal Sources of Liquidity

Margins and Market Access

To routinely achieve positive or break even quarters, we need increased access to hospital markets which has been difficult to obtain.  We will continue to attempt to gain access to the market through our sales efforts, innovative technology, the introduction of new products, and, when necessary, litigation.

We continue to focus on methods of upgrading our manufacturing capability and efficiency in order to reduce costs.

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable manufacturing arrangements and relationships could result in the need to manufacture all (as opposed to 24.8%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

The mix of domestic and international sales affects the average sales price of our products.  Generally, the higher the ratio of domestic sales to international sales, the higher the average sales price will be.  Typically, large international sales of VanishPoint® syringes are shipped directly from China to the customer.  Purchases of product manufactured in China usually decrease the average cost of manufacture for all units.  The number of units produced by us versus manufactured in China can have a significant effect on the carrying costs of inventory as well as Cost of sales.  We will continue to evaluate the appropriate mix of products manufactured domestically and those manufactured in China to achieve economic benefits as well as to maintain our domestic manufacturing capability.

Fluctuations in the cost of oil (since our products are petroleum based) and transportation and the volume of units purchased from our Chinese manufacturer may have an impact on the unit costs of our product.  Increases in such costs may not be recoverable through price increases of our products.  Reductions in oil prices may not quickly affect petroleum product prices.  For instance, we did not see a material change in the costs of our raw materials in 2014.

Seasonality

Historically, unit sales have increased during the flu season.

Cash Requirements

Due to funds received from prior litigation settlements, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing, when available, as the primary ongoing sources of cash.  In 2014, we took steps to decrease our non-litigation legal costs and we expect such costs to remain lower in the future.  Additionally, effective May 9, 2014, we reduced our workforce by 13.7% in an effort to cut costs and temporarily reduced many of our executive officers’ salaries.  In the future, if such cost cutting measures prove insufficient, we may reduce the number of units being produced, further reduce the workforce, further reduce the salaries of officers and other employees, and/or defer royalty payments.

External Sources of Liquidity

We have obtained several loans from our inception, which have, together with the proceeds from the sales of equities and litigation efforts, enabled us to pursue development and production of our products.  Our ability to obtain additional funds through loans is uncertain.  Due to the current market price of our Common Stock, it is unlikely we would choose to raise funds by the sale of equity.

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

In our litigation against BD alleging anticompetitive conduct and false advertising, a final judgment for $352 million plus prejudgment and post-judgment interest as well as some injunctive relief has been granted by the District Court.  BD has appealed the injunction portion of the case and the monetary award is still the subject of post-trial motions at the District Court.  BD’s post-trial motion argues against the District Court’s award of prejudgment interest.  We have not received any of the amounts indicated by the District Court in its final judgment.  BD is currently under court order to make certain disclosures regarding its exclusionary conduct to a specified class of distributors and customers.

CAPITAL RESOURCES

Repurchase of Common Stock

On July 10, 2012, the Company authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  The plan was terminated effective August 30, 2013.  Under the plan, we purchased a total of 722,920 shares of our Common Stock.

Purchase of Equipment

We are purchasing two molding machines for $276 thousand.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

Contractual Obligations and Commercial Commitments

The following chart summarizes our material obligations and commitments to make future payments under contracts for long-term debt as of December 31, 2014:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Long-term debt	$3,574,772	$149,744	$328,393	$3,096,635	$—
Operating leases	59,966	59,966	—	—	—
Total	$3,634,738	$209,710	$328,393	$3,096,635	$—

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

DECEMBER 31, 2014 AND 2013

RETRACTABLE TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Retractable Technologies, Inc.

We have audited the accompanying balance sheets of Retractable Technologies, Inc. as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014.  Our audits also included the financial statement schedule of Retractable Technologies, Inc., listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Retractable Technologies, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ CF & Co., L.L.P.
CF & Co., L.L.P.
Dallas, Texas
March 31, 2015

RETRACTABLE TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$22,128,977	$27,629,359
Restricted cash	600,897	—
Accounts receivable, net of allowance for doubtful accounts of $1,725,806 and $1,698,506, respectively	5,642,091	3,476,718
Inventories, net	4,663,548	5,735,589
Other current assets	1,194,055	1,065,641
Total current assets	34,229,568	37,907,307

Property, plant, and equipment, net	10,852,853	10,910,172
Intangible and other assets, net	270,693	279,965
Total assets	$45,353,114	$49,097,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,142,796	$5,107,778
Litigation proceeds subject to stipulation	7,724,826	7,724,826
Current portion of long-term debt	149,744	247,064
Accrued compensation	504,188	815,044
Dividends payable	—	57,613
Accrued royalties to shareholders	787,434	602,209
Other accrued liabilities	782,322	1,975,018
Income taxes payable	8,290	90,972
Total current liabilities	15,099,600	16,620,524

Long-term debt, net of current maturities	3,425,028	3,576,932
Total liabilities	18,524,628	20,197,456

Commitments and contingencies — See Note 8

Stockholders’ equity:
Preferred Stock $1 par value:
Class B; authorized: 5,000,000 shares
Series I, Class B; outstanding: 98,500 and 103,500 shares, respectively (liquidation preference of $615,625 and $646,875, respectively)	98,500	103,500
Series II, Class B; outstanding 176,200 and 178,700 shares, respectively (liquidation preference of $2,202,500 and $2,233,750, respectively)	176,200	178,700
Series III, Class B; outstanding: 130,245 shares (liquidation preference of $1,628,063)	130,245	130,245
Series IV, Class B; outstanding: 542,500 shares (liquidation preference of $5,967,500)	542,500	542,500
Series V, Class B; outstanding: 40,000 (liquidation preference of $176,000)	40,000	40,000
Common Stock, no par value; authorized: 100,000,000 shares; outstanding: 27,613,397 and 27,187,702 shares, respectively	—	—
Additional paid-in capital	59,273,769	58,983,166
Retained deficit	(32,336,119)	(29,981,514)
Common stock in treasury - at cost; 722,920 shares	(1,096,609)	(1,096,609)
Total stockholders’ equity	26,828,486	28,899,988
Total liabilities and stockholders’ equity	$45,353,114	$49,097,444

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
Sales, net	$34,520,630	$30,785,127	$33,644,503
Cost of Sales
Costs of manufactured product	19,770,226	18,000,408	19,776,198
Royalty expense to shareholders	2,728,701	2,474,762	2,691,887
Total cost of sales	22,498,927	20,475,170	22,468,085
Gross profit	12,021,703	10,309,957	11,176,418

Operating expenses:
Sales and marketing	3,967,081	4,414,339	4,220,809
Research and development	616,784	837,073	871,851
General and administrative	9,595,399	10,989,790	10,022,621
Total operating expenses	14,179,264	16,241,202	15,115,281
Loss from operations	(2,157,561)	(5,931,245)	(3,938,863)

Interest and other income	33,941	38,943	46,999
Interest expense, net	(222,808)	(230,578)	(231,210)
Loss before income taxes	(2,346,428)	(6,122,880)	(4,123,074)
Provision for income taxes	8,177	90,972	9,818
Net loss	(2,354,605)	(6,213,852)	(4,132,892)
Preferred Stock dividend requirements	(915,225)	(916,065)	(918,108)
Loss applicable to common shareholders	$(3,269,830)	$(7,129,917)	$(5,051,000)

Basic loss per share	$(0.12)	$(0.26)	$(0.19)

Diluted loss per share	$(0.12)	$(0.26)	$(0.19)

Weighted average common shares outstanding:
Basic	27,375,450	26,999,698	26,219,728
Diluted	27,375,450	26,999,698	26,219,728

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series I Class B		Series II Class B		Series III Class B		Series IV Class B		Series V Class B		Common
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	103,500	$103,500	178,700	$178,700	130,245	$130,245	542,500	$542,500	46,607	$46,607	25,318,700	$—

Recognition of stock option exercise	—	—	—	—	—	—	—	—	—	—	2,000,865	—

Dividends	—	—	—	—	—	—	—	—	—	—	—	—

Repurchase of Common Stock	—	—	—	—	—	—	—	—	—	—	(67,102)	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2012	103,500	103,500	178,700	178,700	130,245	130,245	542,500	542,500	46,607	46,607	27,252,463	—
Conversion of Preferred Stock into Common Stock	—	—	—	—	—	—	—	—	(6,607)	(6,607)	6,607	—

Recognition of stock option compensation	—	—	—	—	—	—	—	—	—	—	—	—

Recognition of stock option exercise	—	—	—	—	—	—	—	—	—	—	584,450	—

Dividends	—	—	—	—	—	—	—	—	—	—	—	—

Repurchase of Common Stock	—	—	—	—	—	—	—	—	—	—	(655,818)	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2013	103,500	103,500	178,700	178,700	130,245	130,245	542,500	542,500	40,000	40,000	27,187,702	—

Conversion of Preferred Stock into Common Stock	(5,000)	(5,000)	(2,500)	(2,500)	—	—	—	—	—	—	7,500	—

Recognition of stock option exercise	—	—	—	—	—	—	—	—	—	—	418,195	—

Dividends	—	—	—	—	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2014	98,500	$98,500	176,200	$176,200	130,245	$130,245	542,500	$542,500	40,000	$40,000	27,613,397	$—

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Total
Balance as of December 31, 2011	$57,284,670	$(19,634,770)	$—	$38,651,452

Recognition of stock option exercise	1,620,701	—	—	1,620,701

Dividends	(288,063)	—	—	(288,063)

Repurchase of Common Stock	—	—	(122,202)	(122,202)

Net loss	—	(4,132,892)	—	(4,132,892)

Balance as of December 31, 2012	58,617,308	(23,767,662)	(122,202)	35,728,996

Conversion of Preferred Stock into Common Stock	6,607	—	—	—

Recognition of stock option compensation	52,775	—	—	52,775

Recognition of stock option exercise	536,925	—	—	536,925

Dividends	(230,449)	—	—	(230,449)

Repurchase of Common Stock	—	—	(974,407)	(974,407)

Net loss	—	(6,213,852)	—	(6,213,852)

Balance as of December 31, 2013	58,983,166	(29,981,514)	(1,096,609)	28,899,988

Conversion of Preferred Stock into Common Stock	7,500	—	—	—

Recognition of stock option exercise	398,328	—	—	398,328

Dividends	(115,225)	—	—	(115,225)

Net loss	—	(2,354,605)	—	(2,354,605)

Balance as of December 31, 2014	$59,273,769	$(32,336,119)	$(1,096,609)	$26,828,486

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(2,354,605)	$(6,213,852)	$(4,132,892)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,074,520	1,284,249	1,335,858
Share based compensation	—	52,775	—
Provision for doubtful accounts	27,300	50,000	107,246
Provision for inventory valuation	—	530,000	120,000
Gain on disposal of assets	—	(1,000)	—
Accreted interest	—	—	3,773
(Increase) decrease in assets:
Inventories	1,072,041	(1,275,336)	1,127,166
Accounts receivable	(2,192,673)	167,589	(66,867)
Income taxes receivable	—	9,431	30,054
Other current assets	(128,414)	(281,881)	(565,231)
Increase (decrease) in liabilities:
Accounts payable	35,018	7,895	1,441,308
Litigation proceeds subject to stipulation	—	7,724,826	—
Other accrued liabilities	(1,318,327)	787,902	787,393
Income taxes payable	(82,682)	90,971	(29,471)
Net cash provided (used) by operating activities	(3,867,822)	2,933,569	158,337

Cash flows from investing activities:
Purchase of property, plant, and equipment	(1,007,933)	(283,289)	(510,117)
Changes in restricted cash	(600,897)	—	—
Proceeds from sale of assets	—	1,000	—
Net cash used by investing activities	(1,608,830)	(282,289)	(510,117)

Cash flows from financing activities:
Repayments of long-term debt and notes payable	(249,220)	(317,303)	(626,219)
Proceeds from the exercise of stock options	398,328	536,925	1,620,701
Repurchase of Common Stock	—	(974,407)	(122,202)
Payment of Preferred Stock dividends	(172,838)	(230,449)	(230,450)
Net cash provided (used) by financing activities	(23,730)	(985,234)	641,830

Net increase (decrease) in cash and cash equivalents	(5,500,382)	1,666,046	290,050
Cash and cash equivalents at:
Beginning of period	27,629,359	25,963,313	25,673,263
End of period	$22,128,977	$27,629,359	$25,963,313

Supplemental schedule of cash flow information:
Interest paid	$222,808	$241,052	$264,033
Income taxes paid	$94,332	$7,988	$3,474

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$—	$57,613	$57,613

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1.                          BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

Business of the Company

Retractable Technologies, Inc. (the “Company”) was incorporated in Texas on May 9, 1994, and designs, develops, manufactures, and markets safety syringes and other safety medical products for the healthcare profession.  The Company began to develop its manufacturing operations in 1995.  The Company’s manufacturing and administrative facilities are located in Little Elm, Texas.  The Company’s commercially available products are the VanishPoint® 0.5mL insulin syringe; 1mL tuberculin, insulin, and allergy antigen syringes; 2mL, 3mL, 5mL, and 10mL syringes; the small diameter tube adapter; the blood collection tube holder; the allergy tray; the IV safety catheter; the Patient Safe® syringes; the Patient Safe® Luer Cap; and the VanishPoint® Blood Collection Set.  We are also selling VanishPoint® autodisable syringes in the international market in addition to our other products.

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

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include unrestricted cash, restricted cash, the proceeds subject to a stipulation, money market accounts, and investments with original maturities of three months or less.

Restricted cash

Amounts pledged as collateral for an underlying letter of credit for equipment is classified as restricted cash.  Changes in restricted cash have been presented as investing activities in the Statements of Cash Flows.

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

Property, plant, and equipment

Property, plant, and equipment are stated at cost.  Expenditures for maintenance and repairs are charged to operations as incurred.  Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity and interest cost associated with significant capital additions.  There was no capitalized interest for the year ended December 31, 2014.  For the years ended December 31, 2013 and 2012, the Company capitalized interest of approximately $10,474 and $36,596, respectively.  Gains or losses from property disposals are included in income.

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

The following table reflects our significant customers in 2014, 2013, and 2012:

	Years Ended December 31,
	2014	2013	2012
Number of significant customers	3	2	3
Aggregate dollar amount of net sales to significant customers	$16.5 million	$9.3 million	$13.7 million
Percentage of net sales to significant customers	47.9%	30.2%	40.6%

Considering the current economic climate, the Company increased its allowance for doubtful accounts by approximately $27,300 this year.

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 73.1% of its VanishPoint® finished products in 2014 from a Chinese manufacturer.  Purchases from a Chinese manufacturer aggregated 72.9% and 72.0% of VanishPoint® finished products in 2013 and 2012, respectively.  In the event that the Company becomes unable to purchase products from its Chinese manufacturer, the Company would need to find an alternate manufacturer for its 0.5mL insulin syringe, its 2mL, 5mL, and 10mL syringes and its autodisable syringe and increase domestic production for 1mL and 3mL syringes.

Revenue recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Balance Sheets and deducted from revenues in the Statements of Operations.  Accounts payable included estimated contractual allowances for $4,160,099 and $3,611,692 for 2014 and 2013, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  Any product shipped or distributed for evaluation purposes is expensed.

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

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock.  The calculation of diluted EPS excluded 1,774,520 and 1,305,847 shares of Common Stock underlying issued and outstanding stock options at December 31, 2014 and 2013, respectively, as their effect was antidilutive.  The potential dilution, if any, is shown on the following schedule:

	Years Ended December 31,
	2014	2013	2012
Net loss	$(2,354,605)	$(6,213,852)	$(4,132,892)
Preferred dividend requirements	(915,225)	(916,065)	(918,108)
Loss applicable to common shareholders after assumed conversions	$(3,269,830)	$(7,129,917)	$(5,051,000)
Average common shares outstanding	27,375,450	26,999,698	26,219,728
Average common and common equivalent shares outstanding - assuming dilution	27,375,450	26,999,698	26,219,728
Basic loss per share	$(0.12)	$(0.26)	$(0.19)
Diluted loss per share	$(0.12)	$(0.26)	$(0.19)

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

Recent Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition.  This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services.  This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract.  ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption.  The ASU will be effective commencing with the Company’s quarter ending March 31, 2017.  The Company is currently assessing the potential impact of this ASU on its financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) — Disclosure of Uncertainties about and Entity’s Ability to Continue as a Going Concern”.  Currently there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern. This ASU requires management to assess the entity’s ability to continue as a going concern.  This guidance is effective for the Company’s annual reporting period ending December 31, 2016 and for subsequent interim periods.  Early adoption is permitted.  The Company expects to adopt this guidance when effective, and upon adoption, will evaluate going concern based on this guidance.

In June 2014, the FASB issued ASU 2014-12, “Compensation — Stock Compensation (Topic 718): Accounting for Shared Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period (a consensus of the FASB Emerging Issues Task

Force)”.  ASU 2014-12 is effective for the Company’s annual periods and interim periods within those annual periods beginning January 1, 2016.  The Company is assessing the impact, if any, to its financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.”  The amendments in ASU 2015-01 eliminate from U.S. GAAP the concept of extraordinary items.  Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions.  Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.  ASU 2015-01 is effective for the Company’s annual periods and interim periods within those annual periods beginning January 1, 2016.  Early adoption is permitted.  The Company is not currently reporting any extraordinary or unusual items in its financial statements.

3.                INVENTORIES

Inventories consist of the following:

	Year Ended December 31,
	2014	2013
Raw materials	$1,510,225	$1,666,525
Finished goods	3,834,717	4,750,459
	5,344,942	6,416,984
Inventory reserve	(681,394)	(681,395)
	$4,663,548	$5,735,589

4.                PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	December 31,
	2014	2013

Land	$261,893	$261,893
Buildings and building improvements	11,414,961	11,389,181
Production equipment	15,609,824	15,602,709
Office furniture and equipment	3,147,786	3,114,451
Construction in progress	1,552,379	610,679
Automobiles	102,321	102,321
	32,089,164	31,081,234
Accumulated depreciation	(21,236,311)	(20,171,062)
	$10,852,853	$10,910,172

Depreciation expense for the years ended December 31, 2014, 2013, and 2012 was $1,065,248; $1,272,770; and $1,264,326, respectively.

5.                   INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2014	2013

Intellectual property	$494,399	$494,399
Accumulated amortization	(228,631)	(219,358)
	$265,768	$275,041

In 1995, the Company entered into a license agreement with the Chief Executive Officer of the Company for the exclusive right to manufacture, market, and distribute products utilizing automated retraction technology, which agreement has been amended twice.  This technology is the subject of various patents and patent applications owned by such officer of the Company.  The initial licensing fee of $500,000 was amortized over 17 years.  The license agreement also provides for quarterly payments of a 5% royalty fee on gross sales.  The royalty fee expense is recognized in the period in which it is earned.  Royalty fees of $2,728,701; $2,474,762; and $2,691,887 are included in Cost of sales for the years ended December 31, 2014, 2013, and 2012, respectively.  Royalties payable under this agreement aggregated $787,434 and $602,209 at December 31, 2014 and 2013, respectively.  Gross sales upon which royalties are based were $54,574,020; $49,495,232; and $53,837,732 for 2014, 2013, and 2012, respectively.

Amortization expense for the years ended December 31, 2014, 2013, and 2012, was $9,272; $11,479; and $71,532, respectively.  Future amortization expense for the years 2015 through 2019 is estimated to be $9,272 per year.

6.              OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31,
	2014	2013
Prepayments from customers	$435,821	$1,720,896
Accrued property taxes	7,554	—
Accrued professional fees	201,866	169,125
Other accrued expenses	137,081	84,997
	$782,322	$1,975,018

7.              LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2014	2013
Loan from American First National Bank. It has a 20 year amortization and 10 year maturity from December 10, 2009. The loan provided funding for the expansion of the warehouse, additional office space, and a new Controlled Environment. The loan is secured by the Company’s land and buildings. The interest rate is 5.968%.	$3,574,772	$3,717,795

Note payable to Deutsche Leasing USA, Inc. The interest rate is 5.57%. The original amount of the note was $327,726 with a 36 month maturity ending in April 2014. In May 2011, the loan became payable in equal installments of principal and interest of approximately $9,900. Collateralized by three molding machines.	—	39,169

Note payable to Deutsche Leasing USA, Inc. The interest rate is 5.57%. The original amount of the note was $207,260 with a 36 month maturity ending in November 2014. Beginning December 2011, the loan became payable in equal installments of principal and interest of approximately $6,300. Collateralized by a molding machine.	—	67,032
	3,574,772	3,823,996

Less: current portion	(149,744)	(247,064)
	$3,425,028	$3,576,932

The fair value of long-term liabilities, based on Management’s estimates, approximates their reported values.

The aggregate maturities of long-term debt as of December 31, 2014, are as follows:

2015	$149,744
2016	159,182
2017	169,211
2018	179,868
2019	2,916,767
Thereafter	—
$3,574,772

8.              COMMITMENTS AND CONTINGENCIES

On May 19, 2010, final judgment was entered in the U.S. District Court for the Eastern District of Texas, Marshall Division for the Company which ordered that the Company recover $5,000,000 plus prejudgment and post-judgment interest, and ordered a permanent injunction for BD’s 1mL and 3mL Integra syringes until the expiration of certain patents.  The permanent injunction was stayed for the longer of the exhaustion of the appeal of the district court’s case or twelve months from May 19, 2010.  In July 2011, a three-judge panel of the U.S. Court of Appeals for the Federal Circuit reversed the district court’s judgment that BD’s 3mL Integra infringed the Company’s ‘224 patent and ‘077 patent.  The U.S. Court of Appeals for the Federal Circuit affirmed the district court’s judgment that the 1mL Integra infringes the Company’s ‘244 and ‘733 patents.  BD filed a Rule 60(b)(5) motion to Conform Judgment to Federal Circuit Mandate in the U.S. District Court for the Eastern District of Texas which sought to modify the damages award.  On October 29, 2013, BD filed its Notice of Appeal of the District Court’s August 7, 2013 order denying BD’s Rule 60(b)(5) motion to the U.S. Court of Appeals of the Federal Circuit.  On July 7, 2014, the U.S. Court of Appeals for the Federal Circuit affirmed the U.S. District Court for the Eastern District of Texas decision denying BD’s Rule 60(b)(5) motion to modify the damages award.  BD filed a petition to the Supreme Court for certiorari in January of 2015.  The Company filed its response to the petition on March 12, 2015.  It is expected that the Supreme Court will decide whether to accept or deny BD’s petition sometime in the second quarter of this year, although that could be extended because the Supreme Court maintains its own calendar.  On September 30, 2013, the Company received payment of $7,724,826 (the “Judgment Amount”) from BD pursuant to a stipulation in this case.  The Judgment Amount has been reflected as a current liability in the Balance Sheets since the proceeds are not yet realizable.

In May 2010, the Company and an officer’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The trial commenced on September 9, 2013 in the U.S. District Court for the Eastern District of Texas, Tyler Division, and the jury returned its verdict on September 19, 2013, finding that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded the Company $113,508,014 in damages, which was trebled pursuant to statute.  The Court issued an order on September 30, 2014 denying BD’s Renewed Motion for Judgment as a Matter of Law, or Alternatively, for New Trial or Remittitur, ruling that there was sufficient evidence for the jury to: find that BD had attempted to monopolize the safety syringe market, find that BD had engaged in false advertising under the Lanham Act, and award the Company $113,508,014 in damages.  On November 10, 2014, the Court found that the remedy of disgorgement of a portion of BD’s profits was appropriate but that the $340 million was a sufficient disgorgement.  The Court also granted injunctive relief to take effect January 15, 2015.  In doing so, the Court found that BD’s business practices limited innovation, including false advertisements that suppressed sales of the VanishPoint®.  The specific injunctive relief includes: (1) enjoining BD’s use of “World’s Sharpest Needle” or any similar assertion of superior sharpness; (2) requiring notification to all customers who purchased BD syringe products from July 2, 2004 to date that BD wrongfully claimed that its syringe needles were sharper and that its statement that it had “data on file” was false and misleading; (3) requiring notification to employees, customers, distributors, GPOs, and government agencies that the deadspace of the VanishPoint® has been within ISO standards since 2004 and that BD overstated the deadspace of the VanishPoint® to represent that it was higher than some of BD’s syringes when it was actually less, and that BD’s statement that it had “data on file” was false and misleading, and, in addition, posting this notice on its website for a period of three years;

(4) enjoining BD from advertising that its syringe products save medication as compared to VanishPoint® products for a period of three years; (5) requiring notification to all employees, customers, distributors, GPOs, and government agencies that BD’s website, cost calculator, printed materials, and oral representations alleging BD’s syringes save medication as compared to the VanishPoint® were based on false and inaccurate measurement of the VanishPoint®, and, in addition, posting this notice on its website for a period of three years; and (6) requiring the implementation of a comprehensive training program for BD employees and distributors that specifically instructs them not to use old marketing materials and not to make false representations regarding VanishPoint® syringes.  Final judgment was entered on January 15, 2015, awarding the Company $340,524,042 in damages and $11,722,823 in attorneys’ fees, as well as granting injunctive relief consistent with the orders as indicated above.  Additionally, the final judgment provides for prejudgment and post-judgment interest.  The parties stipulated that the amount of litigation costs recoverable by the Company is $295,000.  On January 14, 2015, the District Court granted in part and denied in part BD’s motion to stay the injunctive relief.  The order stayed the portion of the injunctive relief that requires BD to notify end-user customers but also ordered BD to comply with internal correction activities as well as mandatory disclosures as set out above to its employees, customers, distributors and Group Purchasing Organizations.  BD filed an appeal of that ruling with the 5th Circuit Court of Appeals and that appeal was denied on February 3, 2015, as was our motion to expedite the appeal.  On February 12, 2015, BD filed a motion to amend the judgment directed most specifically to the issue of award of prejudgment interest.  Briefing has been completed on that motion and we await the Court’s decision.  BD is expected to appeal the Final Judgment of January 15, 2015 upon resolution of its pending motion to amend.  The parties met during late 2014 to mediate the case, but the mediation was not successful.

In September 2007, BD and MDC Investment Holdings, Inc. (“MDC”) sued the Company in the United States District Court for the Eastern District of Texas, Texarkana Division, initially alleging that the Company is infringing two U.S. patents of MDC (6,179,812 and 7,090,656) that are licensed to BD. BD and MDC seek injunctive relief and unspecified damages.  The Company counterclaimed for declarations of non-infringement, invalidity, and unenforceability of the asserted patents.  The plaintiffs subsequently dropped allegations with regard to patent no. 7,090,656 and the Company subsequently dropped its counterclaims for unenforceability of the asserted patents.  The case had been stayed pending resolution of the Company’s first filed case against BD described above.  While the stay has been automatically lifted, there has been no activity in this case and the Company referred questions from the Court regarding its status to BD’s counsel.

Operating Leases

In 2010, the Company entered into a non-cancellable operating lease for additional office space.  Rent expense under this lease for the years ended December 31, 2014, 2013, and 2012 was $62,813; $61,607; and $60,401, respectively.

9.              INCOME TAXES

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2014	2013	2012
Current tax provision
Federal	$—	$83,470	$1,785
State	8,177	7,502	8,033
Total current provision	8,177	90,972	9,818

Deferred tax provision
Federal	—	—	—
State	—	—	—
Total deferred tax provision	—	—	—
Total income tax provision	$8,177	$90,972	$9,818

The Company has $9.4 million in tax benefits attributable to carry back losses for federal tax purposes.  The loss carry forwards will begin to expire in 2028 for federal tax purposes and began to expire for state tax purposes in 2013.  The Company also has credits for alternative minimum taxes (“AMT”) paid of $202 thousand that are available to offset future federal income taxes, excluding AMT.  Such credits do not expire.

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
	2014	2013
Deferred tax assets
Net operating loss carry forwards	$4,704,612	$3,819,961
Credit for alternative minimum tax paid	201,773	201,773
Accrued expenses and reserves	1,424,969	1,350,125
Employee stock option expense	315,711	315,711
Nonemployee stock option expense	15,546	15,546
Inventory	287,190	338,253
Litigation proceeds subject to stipulation	2,929,640	2,929,640
Deferred tax assets	9,879,441	8,971,009
Deferred tax liabilities
Property and equipment	(493,985)	(393,343)
Deferred tax liabilities	(493,985)	(393,343)
Net deferred assets	9,385,456	8,577,666
Valuation allowance	(9,385,456)	(8,577,666)
Net deferred tax assets	$—	$—

The valuation allowance increased $807,790 and $2,417,018 for 2014 and 2013, respectively.

A reconciliation of income taxes based on the federal statutory rate and the effective income tax rate is summarized as follows:

	December 31,
	2014	2013	2012
Income tax at the federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal tax	2.9	2.9	2.9
Increase in valuation allowance	(34.3)	(39.3)	(28.0)
Permanent differences	(0.7)	(0.3)	1.2
Alternative minimum tax	—	(1.4)	—
Adjustments to temporary differences for stock options	—	—	(11.0)
Other	(3.2)	1.6	(0.3)
Effective tax rate	(0.3)%	(1.5)%	(0.2)%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions.  The Company’s federal income tax returns for all tax years ended on or after December 31, 2011, remain subject to examination by the Internal Revenue Service.  The Company’s state and local income tax returns are subject to examination by the respective state and local authorities over various statutes of limitations, most ranging from three to five years from the date of filing.

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

11.       STOCK OPTION GRANT

The Compensation and Benefits Committee approved a grant of a non-qualified stock option pursuant to the 2008 Stock Option Plan to Walter O. Bigby, Jr., a Director, for the purchase of 50,000 shares of Common Stock on May 14, 2013.  Related share based compensation of $52,775 is included in general and administrative expense in the accompanying Statements of Operations for 2013.

12.       DIVIDENDS

The Board declared and the Company paid dividends to Series I and Series II Class B Preferred Stockholders in the amounts of $12,938 and $44,675, respectively, in each of the four quarters of 2013.  The Board declared and the Company paid the same amounts to the Series I and Series II Class B Preferred Stockholders in only the first two quarters of 2014.  See Note 10 for information about dividends paid during the term of the Stock Repurchase Program.

13.       STOCK OPTION EXERCISES

On July 10, 2012, the Chief Executive Officer of the Company exercised a portion of his stock option.  The Company issued 2,000,000 shares of Common Stock to him at an exercise price of $0.81 (aggregate consideration of $1,620,000).

Some employees exercised stock options at various dates in 2014 and 2013 and, consequently, they were issued a total of 418,195 shares of Common Stock in 2014 and a total of 584,450 shares of Common Stock in 2013 for an aggregate payment of $398,328 in 2014 and $536,925 in 2013 to exercise such options.  These options were granted in 2008 and 2009 at exercise prices of $0.81 and $1.30.

14.       STOCKHOLDERS’ EQUITY

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

The Class B Stock has been allocated among Series I, II, III, IV, and V in the amounts of 98,500; 176,200; 130,245; 542,500; and 40,000 shares, respectively as of December 31, 2014.  The remaining 4,012,555 authorized shares have not been assigned a series.

Series I Class B Stock

There were 98,500 and 103,500 shares of $1 par value Series I Class B Stock outstanding at December 31, 2014 and 2013, respectively.  Holders of Series I Class B Stock are entitled to receive a cumulative annual dividend of $0.50 per share, payable quarterly if declared by the Board of Directors.  The Company paid dividends of $38,814; $38,814, and $51,751 in 2014, 2013, and 2012, respectively.  At December 31, 2014, approximately $26,000 of dividends which had not been declared were in arrears.

Series I Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $7.50 per share, plus all unpaid dividends.  Each share of Series I Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933.  Pursuant to these terms, 5,000 shares of Series I Class B Stock were converted into Common Stock in 2014.  There were no conversions in 2013.  In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series I Class B Stock then outstanding are entitled to $6.25 per share, plus all unpaid dividends prior to any distributions to holders of Series II Class B Stock, Series III Class B Stock, Series IV Class B Stock, Series V Class B Stock, or Common Stock.

Series II Class B Stock

There were 176,200 and 178,700 shares of $1 par value Series II Class B Stock outstanding at December 31, 2014 and 2013, respectively.  Holders of Series II Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors.  Holders of Series II Class B Stock generally have no voting rights until dividends are in arrears and unpaid for twelve consecutive quarters.  In such case, the holders of Series II Class B Stock have the right to elect one-third of the Board of Directors of the Company.  The Company paid dividends of $134,025; $134,025, and $178,700 in 2014, 2013, and 2012, respectively.  At December 31, 2014, approximately $89,000 of dividends which had not been declared were in arrears.

Series II Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $15.00 per share plus all unpaid dividends.  Each share of Series II Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933.  Pursuant to these terms, 2,500 shares of Series II Class B Stock were converted into Common Stock in 2014.  There were no conversions in 2013.  In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series II Class B Stock then outstanding are entitled to $12.50 per share, plus all unpaid dividends, after distribution obligations to holders of Series I Class B Stock have been satisfied and prior to any distributions to holders of Series III Class B Stock, Series IV Class B Stock, Series V Class B Stock, or Common Stock.

Series III Class B Stock

There were 130,245 shares of $1 par value Series III Class B Stock outstanding at December 31, 2014 and 2013.  Holders of Series III Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors.  At December 31, 2014 and 2013, approximately $3,758,000 and $3,627,000, respectively, of dividends which have not been declared were in arrears.

Series III Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $15.00 per share, plus all unpaid dividends.  Each share of Series III Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933.  Pursuant to these terms, no shares of Series III Class B Stock were converted into Common Stock in 2014 or 2013.  In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series III Class B Stock then outstanding are entitled to $12.50 per share, plus all unpaid dividends, after distribution obligations to Series I Class B Stock and Series II Class B Stock have been satisfied and prior to any distributions to holders of Series IV Class B Stock, Series V Class B Stock, or Common Stock.

Series IV Class B Stock

There were 542,500 shares of $1 par value Series IV Class B Stock outstanding at December 31, 2014 and 2013.  Holders of Series IV Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly, if declared by the Board of Directors.  At December 31, 2014 and 2013, approximately $7,966,000 and $7,423,000, respectively, of dividends which have not been declared were in arrears.

Series IV Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $11.00 per share plus all unpaid dividends.  Each share of Series IV Class B Stock may, at the option of the stockholder any time subsequent to three years from date of issuance, be converted into one share of Common Stock, or in the event the Company files an initial registration statement under the Securities Act of 1933.  Pursuant to these terms, no shares of Series IV Class B Stock were converted into Common Stock in 2014 or 2013.  In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series IV Class B Stock then outstanding are entitled to receive liquidating distributions of $11.00 per share, unpaid dividends after distribution obligations to Series I Class B Stock, Series II Class B Stock, and Series III Class B Stock have been satisfied and prior to any distribution to holders of Series V Class B Stock or Common Stock.

Series V Class B Stock

There were 40,000 shares of $1 par value Series V Class B Stock outstanding at December 31, 2014 and 2013.  Holders of Series V Class B Stock are entitled to receive a cumulative annual dividend of $0.32 per share, payable quarterly, if declared by the Board of Directors.  At December 31, 2014 and 2013, approximately $955,000 and $942,000, respectively, of dividends which have not been declared were in arrears.

Series V Class B Stock is redeemable after two years from the date of issuance at the option of the Company at a price of $4.40 per share plus all unpaid dividends.  Each share of Series V Class B Stock may, at the option of the stockholder any time subsequent to the date of issuance, be converted into Common Stock.  Pursuant to these terms, no shares of Series V Class B Stock were converted into Common Stock in 2014.  There were 6,607 shares converted in 2013.  In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series V Class B Stock then outstanding are entitled to receive liquidating distributions of $4.40 per share, plus unpaid dividends after distribution obligations to Series I Class B Stock, Series II Class B Stock, Series III Class B Stock, and Series IV Class B Stock have been satisfied and prior to any distribution to the holders of the Common Stock.

Common stock

The Company is authorized to issue 100,000,000 shares of no par value Common Stock, of which 27,613,397 and 27,187,702 shares were outstanding at December 31, 2014 and 2013, respectively.  The Company had a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 until termination of such plan in August 2013.  Under the plan, the Company purchased 67,102 shares in 2012 and 655,818 shares in 2013.  Such purchased shares are recorded as treasury stock.

15.       RELATED PARTY TRANSACTIONS

The Company has a license agreement with the Chief Executive Officer of the Company. See Note 5.

The Chief Executive Officer of the Company exercised a portion of his stock option in 2012.  See Note 13.

During the years ended December 31, 2014, 2013, and 2012, the Company paid $38,693; $93,939; and $91,086, respectively, to a family member of its Chief Executive Officer as an employee and/or consultant.

16.       STOCK OPTIONS

Stock options

The Company has approved stock option plans for the granting of stock options to employees, Directors, and consultants.  Options for the purchase of 2,899,108 shares of Common Stock have been issued under the 2008 Stock Option Plan, which, pursuant to a 2014 amendment, authorizes a total of 6,000,000 shares of Common Stock upon the exercise of stock options.  Options for the purchase of 1,451,736 shares under the 2008 Stock Option Plan were outstanding as of December 31, 2014.  Options for the purchase of 1,000,000 shares of Common Stock remain outstanding under an option granted to Mr. Thomas J. Shaw.

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

Employee options

A summary of Director, officer, and employee options granted and outstanding under the Plans is presented below:

	Years Ended December 31,
	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	2,820,631	$0.95	3,367,081	$0.95	5,433,591	$0.91
Granted	—	—	50,000	$1.46	—	—
Exercised	(418,195)	$(0.95)	(584,450)	$(0.92)	(2,000,865)	$(0.81)
Forfeited	(15,700)	$(1.37)	(12,000)	$(2.38)	(65,645)	$(2.29)

Outstanding at end of period	2,386,736	$0.95	2,820,631	$0.95	3,367,081	$0.95

Exercisable at end of period	2,386,736	$0.95	2,820,631	$0.95	3,367,081	$0.95

No employee options were issued in 2014 or 2012.  The fair value of the 2013 grant is $1.06 per share of underlying Common Stock and is estimated on the date of the grant using the Black Scholes pricing model with the following assumptions: expected volatility of 67.53%, risk free interest rate of 3.35%, and an expected life of 8.61 years.  This option was issued under the 2008 Stock Option Plan.

The following table summarizes information about Director, officer, and employee options outstanding under the aforementioned plans at December 31, 2014:

Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Shares Exercisable
$1.30	626,090	3.88	626,090
$1.46	50,000	8.37	50,000
$0.81	1,710,646	4.54	1,710,646

Non-employee options

A summary of options outstanding during the years ended December 31 and held by non-employees is as follows:

	Years Ended December 31,
	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	70,000	$0.81	70,000	$0.81	302,500	$5.49
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	$—	—	—	(232,500)	$(6.90)

Outstanding at end of period	70,000	$0.81	70,000	$0.81	70,000	$0.81

Exercisable at end of period	70,000	$0.81	70,000	$0.81	70,000	$0.81

No non-employee options were issued in 2012, 2013, or 2014.

The following table summarizes information about non-employee options outstanding under the aforementioned plans at December 31, 2014:

Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life	Shares Exercisable
$0.81	70,000	4.54	70,000

The Company recorded no stock-based compensation expense in 2014 and 2012.  The Company recorded $52,775 of stock-based compensation expense in 2013.  The total intrinsic value of options exercised was $1,157,615; $1,210,135; and $220,268 in 2014, 2013, and 2012, respectively.  The aggregate intrinsic value of options outstanding and exercisable with exercise prices lower than market price at December 31, 2014 was approximately $9,954,440.  There is no compensation cost related to non-vested stock options to be recognized in the future.

Options Pricing Models — Assumptions

The expected life and forfeiture rate assumptions are based on the vesting period for each option grant and expected exercise behavior.  The assumptions for expected volatility and dividend yield are based on recent historical experience.  Risk-free interest rates are set using grant-date U.S. Treasury yield curves for the same periods as the expected term.

17.       401(k) PLAN

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

18.    BUSINESS SEGMENTS

	2014	2013	2012
U.S. sales	$27,649,974	$24,843,200	$25,363,814
North and South America sales (excluding U.S.)	5,651,426	4,453,151	4,668,550
Other international sales	1,219,230	1,488,776	3,612,139
Total sales	$34,520,630	$30,785,127	$33,644,503

Long-lived assets
U.S.	$10,642,859	$10,676,053	$11,679,592
International	$209,994	$234,119	$220,058

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

19.       SUBSEQUENT EVENTS

The Company was awarded a final judgment against BD for $352 million plus prejudgment and post-judgment interest.

Additionally, BD is currently required to follow the Court’s order for injunctive relief, except that the notifications to end-user customers are stayed pending appeal.  The injunctive relief included:

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

On March 24, 2015, the Board of Directors declared a dividend on the Series I Class B Stock and Series II Class B Stock in the aggregate amount of $170,817, subject to certain conditions. The dividends will be paid subsequent to meeting such conditions.

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

The selected quarterly financial data for the periods ended December 31, 2014 and 2013, have been derived from the Company’s unaudited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods.

	(In thousands, except for per share and outstanding stock amounts)
	2014
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Sales, net	$6,040	$6,876	$10,887	$10,717
Cost of sales	4,317	4,698	7,035	6,449
Gross profit	1,723	2,178	3,852	4,268
Total operating expenses	3,713	3,518	3,431	3,517
Income (loss) from operations	(1,990)	(1,340)	421	751
Interest and other income	10	8	8	8
Interest expense, net	(57)	(56)	(55)	(54)
Provision for income taxes	2	2	2	3
Net income (loss)	(2,038)	(1,390)	371	702
Preferred stock dividend requirements	(229)	(229)	(229)	(229)
Income (loss) applicable to common shareholders	$(2,267)	$(1,619)	$142	$473
Basic earnings (loss) per share	$(0.08)	$(0.06)	$0.01	$0.02
Diluted earnings (loss) per share	$(0.08)	$(0.06)	$0.00	$0.02
Weighted average shares outstanding - basic	27,258,689	27,332,483	27,394,061	27,520,900
Weighted average shares outstanding - diluted	27,258,689	27,332,483	29,173,359	29,405,819
Gross profit margin	28.5%	31.7%	35.4%	39.8%

	(In thousands, except for per share and outstanding stock amounts)
	2013
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Sales, net	$7,173	$6,907	$9,160	$7,545
Cost of sales	4,397	5,168	5,842	5,068
Gross profit	2,776	1,739	3,318	2,477
Total operating expenses	4,143	4,124	4,143	3,831
Loss from operations	(1,367)	(2,385)	(825)	(1,354)
Interest and other income	11	9	7	12
Interest expense, net	(52)	(61)	(60)	(58)
Provision for income taxes	2	2	62	25
Net loss	(1,410)	(2,439)	(940)	(1,425)
Preferred stock dividend requirements	(229)	(229)	(229)	(229)
Loss applicable to common shareholders	$(1,639)	$(2,668)	$(1,169)	$(1,654)
Basic loss per share	$(0.06)	$(0.10)	$(0.04)	$(0.06)
Diluted loss per share	$(0.06)	$(0.10)	$(0.04)	$(0.06)
Weighted average shares outstanding - basic	27,238,495	27,042,370	26,972,818	26,719,608
Weighted average shares outstanding - diluted	27,238,495	27,042,370	26,972,818	26,719,608
Gross profit margin	38.7%	25.2%	36.2%	32.8%

Major variances for 2014 compared to 2013 are due to increased revenues and higher profit margins.  Operating expenses decreased significantly primarily due to cost cutting measures implemented in 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based upon this evaluation, the CEO and CFO concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The term internal control over financial reporting means a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, Management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of Management and Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.  Management used the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting as required by paragraph (c) of Rule 13a-15 under the Exchange Act.  Management, with the participation of our CEO and CFO, concluded that our internal control over financial reporting as of December 31, 2014, was effective.  No material weaknesses in our internal control over financial reporting were identified by Management.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the fourth quarter of 2014 or subsequent to December 31, 2014 in our internal control over financial reporting or in any other factor that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning our Directors, executives, and certain of our significant employees as of the date of this report.  Our Board of Directors currently consists of a total of six (6) members, three (3) members of which are Class 1 Directors and three (3) of which are Class 2 Directors which serve for two-year terms.  Clarence Zierhut served as a Class 2 Director until February 2, 2015.

Name	Age	Position	Term as Director Expires
EXECUTIVES
Thomas J. Shaw	64	Chairman, President, Chief Executive Officer, and Class 2 Director	2016
Douglas W. Cowan	71	Vice President, Chief Financial Officer, Treasurer, Principal Accounting Officer, and Class 2 Director	2016
Russell B. Kuhlman	61	Vice President, Sales Development	N/A
Michele M. Larios	48	Vice President, General Counsel, and Secretary	N/A
Steven R. Wisner	57	Executive Vice President, Engineering & Production and Class 1 Director	2015

INDEPENDENT DIRECTORS
Marco Laterza	67	Class 1 Director	2015
Amy Mack	47	Class 1 Director	2015
Walter O. Bigby, Jr.	50	Class 2 Director	2016
Clarence Zierhut	86	Former Class 2 Director	N/A

SIGNIFICANT EMPLOYEES
Kathryn M. Duesman	52	Executive Director, Global Health	N/A
Lawrence G. Salerno	54	Director of Operations	N/A
Shayne Blythe	46	Director of Sales and Marketing Logistics	N/A
John W. Fort III	46	Director of Accounting	N/A
James A. Hoover	67	Director of Quality Assurance	N/A
R. John Maday	54	Production Manager	N/A
Judy Ni Zhu	56	Research and Development Manager	N/A
Patti King	57	Director of National Accounts	N/A

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

Russell B. Kuhlman joined us in February 1997 and is our Vice President, Sales Development.  Mr. Kuhlman is responsible for development of national customers and liaison with GPOs and product training for our sales organization, as well as distribution.  Mr. Kuhlman’s efforts with us have resulted in bringing onboard Specialty Distributors, influencing legislation, and educating influential healthcare representatives about the benefits of our product line.  Mr. Kuhlman is respected throughout the industry and is a main contributor to the safety effort in this country.

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

Independent Directors

Marco Laterza joined us as a Director effective as of March 22, 2005.  We believe it is appropriate Mr. Laterza continue to serve as a Director because of his skills as a CPA in active practice as well as his decades of experience in advising individuals and entities with regard to corporate planning and financial issues.  Such skills and experience provide a valuable contribution in his role as the designated financial expert on the Audit Committee as well as provide valuable independent accounting advice to the Board.  Since 1988, Mr. Laterza has owned and operated a public accounting practice.  His practice includes corporate, partnership and individual tax consulting, financial planning, and business consulting.  From 2004 to the present Mr. Laterza has also served as the Treasurer for EZ Blue Software Corporation, a private software company.  Since 2009, Mr. Laterza has served as Vice President of SpectraComp, Corp. a private holding company.  Formerly, Mr. Laterza was employed in a number of positions from 1977 to 1985 with El Paso Natural Gas Company eventually serving as its Director of Accounting.

Amy Mack joined us as a Director on November 19, 2007.  We believe it is appropriate that Ms. Mack continue as a Board member due both to her experience as a nurse (the primary retail user of our products) as well as her experience in running her own company.  Since April of 2000, she has been the Secretary of EmergiStaff & Associates, a nursing agency, and she served as the Chief Nursing Officer of EmergiStaff & Associates from 2000 to 2010.  From 2003 to 2010, she was the owner and Aesthetics Nurse Specialist for Spa O2 & Medical Aesthetics.  Ms. Mack has served as an emergency room nurse in various emergency rooms throughout her career as a nurse.  Currently, Ms. Mack is the administrator of a free-standing emergency room.

Clarence Zierhut served on our Board of Directors from April 1996 to February 2, 2015 when he resigned.  During his professional career, Mr. Zierhut created over 3,000 product designs for more than 350 companies worldwide, in virtually every field of manufacturing, and won many international awards for design excellence.  His clients have included Johnson & Johnson, Abbott, Gould, and McDonnell Douglas.

Walter O. Bigby, Jr. has served on our Board of Directors since July 2012.  We believe it is appropriate for Mr. Bigby to continue to serve as a Director due to his experience in owning and operating healthcare-related businesses.  Mr. Bigby’s experience includes ownership of several small businesses, including hospitals, nursing homes, commercial real estate, and office equipment providers.  Mr. Bigby has owned and operated Bastrop Rehabilitation Hospital, a 12-bed rehabilitation hospital in Louisiana, since 2001.  He is currently a minority interest owner in several nursing homes in Louisiana.  In 1995, Mr. Bigby sold his home health agency to Columbia HCA and remained a contract employee of the company (Hayden Health, Inc.) for three years developing other home health markets.  Mr. Bigby has over a decade of experience operating healthcare businesses heavily regulated by Federal agencies and has experience with Medicare and Medicaid.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Exchange Act requires our Directors, executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of our Common Stock and our other equity securities.  Officers, Directors, and greater than 10% shareholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the forms submitted to us during and with respect to its most recent fiscal year, all of our Directors and 10% shareholders filed all reports timely.  Russell B. Kuhlman, an executive officer, filed a Form 4 one (1) day late.  Based on our review of the forms submitted to us during and with respect to its most recent fiscal year, all of our other executive officers filed all reports timely.

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

A copy of the code, as amended in 2009, is incorporated herein as Exhibit No. 14.   We have posted a copy of the code on our website at www.vanishpoint.com/investor.htm.  Please follow the link to “Governance” then follow the link to “Charters,” then click on “Code of Business Conduct and Ethics.”  Any amendment to this code or waiver of its application to the principal executive officer, principal financial officer, principal accounting officer, or controller or similar person shall be disclosed to investors by means of a Form 8-K filing with the SEC.  We will provide to any person without charge, upon request, a copy of such code of ethics.  Such requests should be submitted in writing to Mr. Douglas W. Cowan at 511 Lobo Lane, P.O. Box 9, Little Elm, Texas 75068-0009.

AUDIT COMMITTEE

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act consisting of Marco Laterza and Walter O. Bigby, Jr.  Each of the members of the Audit Committee is independent as determined by the NYSE MKT rules.  Clarence Zierhut served on the Audit Committee until his resignation on February 2, 2015.

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

periodic long-term incentive compensation in the form of stock options; and

medical, life, and benefit programs (which are generally available to all employees).

Why We Choose to Pay Each Element of Our Compensation Program

Base Salary

We choose to pay a significant component of our compensation in base salary due to the fact that our financial performance is constrained by the anticompetitive activities of BD.  Until such time as we believe that we have access to the market, we believe that it is appropriate to weigh our Compensation Program heavily in favor of base salaries rather than incentive compensation.

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

In 2009, all employees above a certain salary level had their salaries reduced by 10%.  All employees affected by the salary reduction had their salaries increased by the amount of the reduction.  Such increase was effective for most employees on August 6, 2012 and was effective for four of our executive officers on October 28, 2013.  Effective May 24, 2014, Steven R. Wisner’s annual compensation was reduced by 25%.  All other executive officers’ salaries were reduced by 10% in July 2014, but such reductions were reversed effective in January 2015.  Moreover, these executive officers were given a one-time payment in December 2014 to offset the 2014 reductions.

Additionally, effective May 9, 2014, we reduced our workforce by 13.7% in an effort to cut costs.  We paid approximately $193 thousand in severance costs in the second and third quarters of 2014.

Mr. Shaw’s Employment Agreement provides that his salary is automatically increased by the percentage increase in the consumer price index (“CPI”) from the previous year.  The Compensation and Benefits Committee decided to increase Mr. Shaw’s salary by the CPI percentage increase ($3,703 or 0.8%) over his 2014 salary for 2015.

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

Long-Term Incentive: Stock Options

We have issued stock options to our employees from time to time and may do so in the future.  A stock option was issued to an independent Director in 2013.  Management expects to propose additional grants in 2015.  Options are generally granted to regular full-time employees and officers.  Additionally, options are sometimes granted to non-employee Directors and independent contractors.

If stock options are to be issued, Management prepares a proposal to the Compensation and Benefits Committee.  Considerations by Management in its initial proposal in determining a suitable aggregate fair market value of options to be granted include our financial condition, the number of options already outstanding, and the benefit to the non-officer employees.  The proposal includes information relating to the expected expense of such grants to be recognized by us, the approximate number of options to be issued, the number of options currently outstanding, the employees to be included, the amount of stock currently outstanding, and the method under which the options would be awarded.

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

Each stock option grant to employees allows the employee to acquire shares of Common Stock at a fixed price per share (never less than the closing stock price of the Common Stock on the date of grant) for a fixed period (usually ten years).  With regard to grants prior to 2009, each option generally became exercisable after three years, contingent upon the employee’s continued employment with us.  However, options issued to Officers and Directors pursuant to the 2008 option exchange offer vested immediately for non-employee Directors and after one year for employees (including employee Directors).  Options granted in 2009 and later vested in one year for executive officers and immediately for non-employee Directors.  Accordingly, generally stock option grants will provide a return to the employee only if the employee remains employed by us during the vesting period, and then only if the market price of the underlying Common Stock appreciates.  Future grants may vest over a shorter or longer period.

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

We pay the bulk of our compensation in the form of cash compensation due to the fact that competing in an anticompetitive environment means that results will not always be commensurate with performance.  We believe that the performance of our executives has been outstanding.  We believe this is especially true given the anticompetitive environment in which we operate.  Bonuses are granted occasionally to recognize extraordinary performance and/or extraordinary job requirements.  We believe this approach and weighting of compensation elements is necessary to retain our executive talent due to the environment in which we operate.

Periodically, we grant stock options with the intent to provide both an incentive and reward to executive officers for long-term performance and to align the interests of our employees with that of the shareholders.

Shareholder Advisory Votes

At our 2013 annual meeting of shareholders, we provided our shareholders with the opportunity to cast an advisory vote on the compensation paid to our named executive officers (“say-on-pay”). An overwhelming majority of the votes cast on the say-on-pay proposal were voted in favor of the proposal.  We believe that this is an overall endorsement by the shareholders of our past approach to executive compensation.  See “Base Salary” above for a discussion of recent changes to named executive officer salaries.  The Compensation and Benefits Committee will continue to take into account the outcome of future say-on-pay votes when making compensation decisions for the named executive officers in the future.  We intend to hold the next say-on-pay vote at our 2016 annual meeting of shareholders.

Allocation Between Long-Term/Current and Between Cash/Non-Cash Compensation

All of our long-term compensation consists of non-cash compensation in the form of stock options.  We believe that the granting of stock options incentivizes executives to maximize our long-term strengths as well as our stock price.  However, because we are operating in an anticompetitive environment and our stock price has little relationship with our performance, the most significant component of compensation is base salary and not stock options.  Management is incentivized to maximize shareholder value and will be rewarded if they do so.

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

In addition, there is no relationship between the date of grant of options and our possession of material non-public information (i.e., we grant options without regard to whether or not we are in possession of material non-public information).  Furthermore, it is our policy with regard to options that (although the options could be exercised) the underlying shares could not be sold into the market while the executive was in possession of material non-public information.  Accordingly, we believe that there is minimal risk of the executive profiting from such material nonpublic information.

What Specific Items of Corporate Performance Are Taken Into Account in Setting Compensation Policies and Making Compensation Decisions

Cash reserves as well as trends in sales and costs are taken into account when considering the advisability of increasing base salaries or granting cash bonuses.  However, no specific items of corporate performance are taken into account in setting executive compensation due to the fact that we compete in an anticompetitive environment and, therefore, significant achievement or performance is not always correlated with corporate results.  At such times that any of these factors make it inadvisable to increase salaries or grant bonuses, then consideration is given to increasing option awards taking into account the value of prior option awards.

Awards are granted on the basis of historical performance.  Accordingly, there is no discretion to change the awards once granted.

How Compensation Reflects Individual Performance

Executive compensation is not based on the individual’s contribution to specific, quantitative corporate objectives due to the fact that we compete an anticompetitive environment.  However, the individual’s contribution to our performance is determined pursuant to qualitative factors as discussed above under “How We Determine the Amount or Formula for Payment in Light of Our Objectives.”

Factors We Consider in Determining to Change Compensation Materially

We consider our cash position, current liquidity trends, and the short-term and long-term needs for cash reserves when evaluating whether we can change compensation materially at a given time.

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

The Role of Our Executives and Directors in Determining Compensation

Management establishes the initial recommendations regarding compensation for all employees, including themselves.  The Compensation and Benefits Committee reviews executive compensation changes.

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

The Employment Agreement provides for an annual salary of at least $416,400 with an annual salary increase equal to no less than the percentage increase in the CPI over the prior year.  The Employment Agreement requires that Mr. Shaw’s salary be reviewed by the Compensation and Benefits Committee annually, which shall make such increases as it considers appropriate.   Accordingly, the Compensation and Benefits Committee increased his 2015 salary by $3,703 (0.8%) over his 2014 salary in accordance with the percentage increase in the CPI over the prior year.

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

WALTER O. BIGBY, JR.

AMY MACK

SUMMARY OF TOTAL COMPENSATION

The following Summary Compensation Table sets forth the total compensation paid or accrued by us over the past three fiscal years to or for the account of the principal executive officer, the principal financial officer, and the three highest paid additional executive officers:

SUMMARY COMPENSATION TABLE FOR 2012-2014

Name and Principal Position	Year	Salary ($)		All Other Compensation ($)		Total ($)
Thomas J. Shaw	2012	406,714		220,000	(1)	626,714
President and CEO	2013	420,280		—		420,280
(principal executive officer)	2014	464,454	(2)	—		464,454

Michele M. Larios	2012	315,000		—		315,000
Vice President,	2013	320,683		—		320,683
General Counsel	2014	351,346	(2)	—		351,346

Douglas W. Cowan	2012	261,000		—		261,000
Vice President, CFO	2013	265,462		—		265,462
(principal financial officer, principal accounting officer)	2014	291,115	(2)	—		291,115

Steven R. Wisner	2012	261,000		—		261,000
Executive Vice President,	2013	265,462		—		265,462
Engineering and Production	2014	248,173		—		248,173

Russell B. Kuhlman	2012	130,916		—		130,916
Vice President, Sales Development	2013	143,429		—		143,429
	2014	146,117	(2)	112,600	(3)	258,717

(1)                                 This amount is the result of Mr. Shaw’s gain on exercising a portion of his nonqualified stock option for 2,000,000 shares of Common Stock.  This gain had no effect on our financial statements.  The expense related to the stock options was recognized in previous years.

(2)                                 The following amounts included in the Salary column for 2014 represent nonrecurring payments made to offset salary reductions: for Thomas J. Shaw, $23,143; for Michele M. Larios, $17,500; for Douglas W. Cowan, $14,500; and for Russell B. Kuhlman, $7,069.

(3)                                 This amount is the result of Mr. Kuhlman’s gain on exercising a portion of his stock option for 45,000 shares of Common Stock.  This gain had no effect on our financial statements.  The expense related to the stock options was recognized in previous years.

Narrative Disclosure to Summary Compensation Table

Please see Compensation Pursuant to Employment Agreement above and POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL below for terms of our only employment agreement in effect.

For each Named Executive Officer, salary represents 100% of total compensation for 2014, with the exception of Mr. Kuhlman’s gain from the exercise of his stock option as described above.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following Outstanding Equity Awards at Fiscal Year-End Table sets forth information regarding unexercised options held by the principal executive officer, the principal financial officer, and the three highest paid additional executive officers as of December 31, 2014.

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR END

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price ($)	Option Expiration Date
Thomas J. Shaw	1,000,000	0.81	7-15-19
President, CEO
(principal executive officer)

Michele M. Larios	97,050	1.30	11-18-18
Vice President,	152,950	0.81	7-15-19
General Counsel

Douglas W. Cowan	102,000	1.30	11-18-18
Vice President, CFO	98,000	0.81	7-15-19
(principal financial officer, principal accounting officer)

Steven R. Wisner	100,700	1.30	11-18-18
Executive Vice President,	23,500	0.81	7-15-19
Engineering and Production

Russell B. Kuhlman	43,450	1.30	11-18-18
Vice President, Sales Development

OPTION EXERCISES

The following table sets forth information concerning the exercise of stock options during the last completed fiscal year for each of the named executive officers.

OPTION EXERCISES FOR 2014

	Option awards
Name	Number of shares acquired on exercise	Value realized on exercise

Russell B. Kuhlman	45,000	$112,600
Vice President, Sales Development

The closing market price on the date of exercise was $3.53.  20,000 shares were exercised at an exercise price of $1.30 and 25,000 shares were exercised at an exercise price of $0.81.

PENSION BENEFITS

We do not have a pension plan other than the 401(k) plan which is available to all employees on the first day of the month after 90 days of service.

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

SUMMARY OF PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

ASSUMING OCCURRENCE AS OF DECEMBER 31, 2014(1)

Payment Triggering Event	Salary Through Trigger Event Date(2)	Amounts Owed Under Benefit Plans(3)	Reimbursement of Expenses	Undiscounted Salary For a Period of 24 Months	Payment Equal to 90 Days’ Salary	Value of Payments(4)
Death	x	x	x	—	—	—

Disability	x	x	x	925,716	—	925,716

Termination With Cause	x	—	x	—	—	—

Termination Without Cause	x	x	x	925,716	—	925,716

Resignation (Other Than After a Change in Control)	x	x	x	—	115,715	115,715

Resignation (After a Change in Control)	x	x	x	925,716	—	925,716

(1)                                 The above payments would be paid under Mr. Shaw’s agreement at certain times.  Any payments arising as a result of disability or resignation would be paid not sooner than six months and one day from the termination date but not later than seven months from the termination date.  Any payments arising as a result of death would be paid no later than the 90th day following the death.  Payments arising as a result of termination with cause or termination without cause would be paid not later than the 30th day following the date of termination, except that any amount due in excess of an amount equal to the lesser of: i) two times annual compensation or ii) two times the limit on compensation under section 401(17) of the Internal Revenue Code of 1986 shall be paid no earlier than six months and one day after the date of termination but in no event later than seven months after the date of termination.  Under Mr. Shaw’s agreement, Mr. Shaw has agreed to a one-year non-compete, not to hire or attempt to hire employees for one year, and not make known our customers or accounts or to call on or solicit our accounts or customers in the event of termination of his employment for one year unless the termination is without cause or pursuant to a change of control.  However, it is not clear that the above payments are conditioned on the performance of these contractual obligations.

(2)                                 Mr. Shaw is paid every two weeks.  Therefore, the maximum value for this column in the event the triggering event took place immediately prior to a scheduled payment date is two weeks’ salary ($17,802).

(3)                                 Mr. Shaw participates in our benefit plans which do not discriminate in scope, terms, or operation in favor of executive officers.  Such plans are generally available to all salaried employees.  Accordingly, the value of such payments is not included in the “Value of Payments” column.

(4)                                 This value does not include payments under our benefit plans for reasons set forth in footnote 3 above.  In addition, this value assumes that the triggering event occurred on December 31, 2014.  Authorized payments under the Employment Agreement are also capped to one dollar less than the amount that would cause Mr. Shaw to be the recipient of a parachute payment under Section 280G(b) of the Internal Revenue Code.

COMPENSATION OF DIRECTORS

The following table identifies the types and amounts of compensation earned by our current and former Directors (with the exception of those that are named Executive Officers as described in footnote 1 to the table) in the last Fiscal Year:

DIRECTOR COMPENSATION TABLE FOR 2014

Name(1)	Fees Earned or Paid in Cash ($)	Total ($)
Marco Laterza	$2,500	$2,500
Amy Mack	$2,500	$2,500
Clarence Zierhut, former Director	$2,500	$2,500
Walter O. Bigby, Jr.	$2,500	$2,500

(1)                                 Thomas J. Shaw, Douglas W. Cowan, and Steven Wisner are Named Executive Officers who are also Directors.  Their compensation is reflected in the Summary Compensation and other tables presented earlier.

Narrative Explanation of Director Compensation Table for 2014

In 2014 we paid each non-employee Director a fee of $500 per meeting and reimbursed travel expenses, if airfare, hotel, and other reasonable travel-related expenses were incurred to attend Board meetings.  We do not pay any additional amounts for committee participation or special assignment.

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

Compensation Committee Interlocks and Insider Participation

The Compensation and Benefits Committee is currently composed of Walter O. Bigby, Jr. and Amy Mack.  Each of these members of this committee is an independent Board member and none have ever been employees of the Company.  Clarence Zierhut served on the Compensation and Benefits Committee until his resignation on February 2, 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information relating to our equity compensation plans as of December 31, 2014:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	1,451,736	$1.04	3,100,892
Total	1,451,736	$1.04	3,100,892

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information regarding the beneficial ownership as of March 2, 2015, for each person known by us to own beneficially 5% or more of our Common Stock.  Except pursuant to applicable community property laws, each shareholder identified in the table possesses sole voting and investment power with respect to his or her shares, except as noted below.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock

	Thomas J. Shaw(2) 511 Lobo Lane Little Elm, TX 75068	14,665,642	51.1%

	Suzanne M. August(3) 340 North Julia Circle St. Pete Beach, FL 33706	3,800,000	13.7%

	Lillian E. Salerno(4) 777 7th Avenue 430 Washington DC 20001	1,776,000	6.4%

	Lloyd I. Miller, III(5) 222 Lakeview Avenue Suite 160-365 West Palm Beach, FL 33401	1,379,438	5.0%

(1)                                 The Percent of Class is calculated for the Common Stock class by dividing each beneficial owner’s Amount of Beneficial Ownership, as shown in the table above, by the sum of the total outstanding Common Stock (27,695,600 shares) plus that beneficial owner’s stock equivalents (options), if any.

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

(5)                                The number of shares held by this person was obtained from a Schedule 13G filed on February 18, 2015.  Pursuant to the Schedule 13G, Lloyd I. Miller, III has sole voting and dispositive power for 1,359,238 of the shares and shared voting and dispositive power for 20,200 of the shares.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 2, 2015, for each Named Executive Officer specified by Item 402 of Regulation S-K (i.e., our CEO, CFO, and three other highest paid executive officers) and each Director of the Company.  Except pursuant to applicable community property laws or as otherwise discussed below, each shareholder identified in the table possesses sole voting and investment power with respect to his or her shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common Stock
As a Group	Named Executive Officers and Directors	15,504,370	54.1%

As Individuals	Thomas J. Shaw(2)	14,665,642	51.1%
	Michele M. Larios(3)	261,000	<1%
	Douglas W. Cowan(4)	200,000	<1%
	Steven R. Wisner(5)	129,450	<1%
	Russell B. Kuhlman(6)	89,450	<1%
	Marco Laterza(7)	60,000	<1%
	Walter O. Bigby, Jr.(8)	55,000	<1%
	Amy Mack(9)	43,828	<1%

(1)                                 The Percent of Class is calculated for the individuals holding Common Stock by dividing each beneficial owner’s Amount of Beneficial Ownership, as shown in the table above, by the sum of the total outstanding Common Stock (27,695,600 shares) plus that beneficial owner’s stock equivalents (options), if any.  The Percent of Class is calculated for the “As a Group” row by totaling all of the Percent of Class percentages appearing in the chart.

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

(6)                                 43,450 of these shares are acquirable by the exercise of stock options.

(7)                                 35,000 of these shares are acquirable by the exercise of stock options.

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

There are no arrangements, the operation of which would result in a change in control of the Company, other than:

1. Ms. August’s shares shall cease to be controlled by Mr. Shaw under their Voting Agreement upon their sale to a third party; and

2.  Mr. Shaw is able to control 51.1% of the currently outstanding shares of the Common Stock and would control 47.2% of the Common Stock assuming the exercise of all outstanding options and conversion of all outstanding preferred shares.

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

A royalty of 5% of gross sales of all licensed products sold to customers over the life of the Technology Licensing Agreement is paid (See Item 1 — Patents, Trademarks, Licenses, and Proprietary Rights).  Of this royalty, Ms. Suzanne August, the former spouse of Mr. Shaw, is entitled to $100,000 per quarter.  Mr. Shaw receives the remainder of this royalty.  A royalty of $2,143,477 and $1,701,659 was paid to Thomas J. Shaw in 2014 and 2013, respectively.  Ms. August received $400,000 in 2014 and $300,000 in 2013.

Director Independence

The Board of Directors has the responsibility for establishing corporate policies and for our overall performance, although it is not involved in day-to-day operations.  Currently, half of the Directors serving on our Board of Directors are independent Directors as defined in the listing standards of the NYSE MKT.  Our current independent Directors are Marco Laterza, Amy Mack, and Walter O. Bigby, Jr.  Each of our committees is constituted solely by independent Directors.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES

The aggregate fees billed by CF & Co., L.L.P. for professional services rendered for the audit of our annual financial statements for 2014 and 2013 and the reviews of the financial statements included in our Forms 10-Q or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $180,000 in each year.

AUDIT RELATED FEES

The aggregate fees billed by CF & Co., L.L.P. for professional services rendered for the audit of our 401(k) plan for 2014 and 2013 were $13,000 in each year.

TAX FEES

The aggregate fees billed by CF & Co., L.L.P. for preparation of federal and state income tax returns and tax consulting costs related to notices from taxing authorities for 2014 and 2013 were $209,429 and $96,408, respectively.  2013 and 2014 fees also include consultation on state sales tax matters and preparation of certain sales tax returns.

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

(2)

Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below. Schedule II-Schedule of Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013, and 2012:

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Provision for Inventories
Fiscal year ended 2012	$258,435	$120,000	$138,683	$239,752
Fiscal year ended 2013	$239,752	$530,000	$88,357	$681,395
Fiscal year ended 2014	$681,395	$—	$—	$681,395

Provision for Accounts Receivable
Fiscal year ended 2012	$2,078,944	$107,246	$—	$2,186,190
Fiscal year ended 2013	$2,186,190	$50,000	$537,684	$1,698,506
Fiscal year ended 2014	$1,698,506	$27,300	$—	$1,725,806

Deferred Tax Valuation
Fiscal year ended 2012	$5,005,010	$1,155,638	$—	$6,160,648
Fiscal year ended 2013	$6,160,648	$2,417,018	$—	$8,577,666
Fiscal year ended 2014	$8,577,666	$807,790	$—	$9,385,456

Provision for Rebates		(A)	(B)	(C)
Fiscal year ended 2012	$16,158,795	$19,615,388	$13,780,916	$21,993,267
Fiscal year ended 2013	$21,993,267	$17,912,447	$13,112,048	$26,793,666
Fiscal year ended 2014	$26,793,666	$19,115,643	$12,070,529	$33,838,780

(A)                               Represents estimated rebates deducted from gross revenues

(B)                               Represents rebates credited to the distributor and charge offs against the allowance

(C)                               Includes $4,160,099; $3,611,962; and $3,036,564 in Accounts payable for 2014, 2013, and 2012, respectively.  The remainder includes a contra-account for credits taken by the distributor for which a credit memorandum has not been issued by the Company

(3)                                 Exhibits:

The following exhibits are filed herewith or incorporated herein by reference to exhibits previously filed with the SEC.

(b)                                 Exhibits

Exhibit No.	Description of Document
3(i)	Restated Certificate of Formation with Certificates of Designation, Preferences, Rights and Limitations of Class B Preferred Stock (all Series) *

3(ii)	Fourth Amended and Restated Bylaws of RTI**

4	Restated Certificate of Formation with Certificates of Designation, Preferences, Rights and Limitations of Class B Preferred Stock (all Series) *

10.1	Sample United States Distribution Agreement***

10.2	Sample Foreign Distribution Agreement***

10.3	Employment Agreement between RTI and Thomas J. Shaw dated as of January 1, 2008 (This is a management compensation contract.) ****

10.4	Technology License Agreement between Thomas J. Shaw and RTI dated the 23rd day of June 1995***

10.5	First Amendment to Technology License Agreement between Thomas J. Shaw and RTI dated the 3rd day of July, 2008 *****

10.6	Second Amendment to Technology License Agreement between Thomas J. Shaw and Retractable Technologies, Inc. dated as of the 7th day of September, 2012†

10.7	Retractable Technologies, Inc. First Amended 2008 Stock Option Plan††

10.8	Thomas J. Shaw Nonqualified Stock Option Agreement Issued Outside of Any Plan ◦

10.9	Voting Agreement Between Thomas J. Shaw and Suzanne August dated November 8, 2006 ◦◦

14	Retractable Technologies, Inc. Code of Business Conduct and Ethics ◦◦◦

23	Consent of Independent Registered Public Accounting Firm ◦◦◦◦

31.1	Certification of Principal Executive Officer ◦◦◦◦

31.2	Certification of Principal Financial Officer ◦◦◦◦

32	Section 1350 Certifications ◦◦◦◦

Exhibit No.	Description of Document
101

The following materials from this report, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2014 and 2013, (ii) the Statements of Operations for the years ended December 31, 2014, 2013, and 2012, (iii) the Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (iv) the Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012, and (v) Notes to Financial Statements. ◦◦◦◦

*	Incorporated herein by reference to RTI’s Form 10-Q filed on November 15, 2010

**	Incorporated herein by reference to RTI’s Form 8-K filed on May 13, 2010

***	Incorporated herein by reference to RTI’s Registration Statement on Form 10-SB filed on June 23, 2000

****	Incorporated herein by reference to RTI’s Form 10-Q filed on November 14, 2008

*****	Incorporated herein by reference to RTI’s Form 10-K filed on March 31, 2009

†	Incorporated herein by reference to RTI’s Form 10-Q filed on November 14, 2012

††	Incorporated herein by reference to RTI’s Form 10-Q filed on November 14, 2014

◦	Incorporated herein by reference to RTI’s Form 10-K filed on March 31, 2010

◦◦	Incorporated herein by reference to RTI’s Schedule TO filed on October 17, 2008

◦◦◦	Incorporated herein by reference to RTI’s Form 8-K filed on February 19, 2010

◦◦◦◦	Filed herewith

(c)	Excluded Financial Statement Schedules: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

By:	/s/ Thomas J. Shaw
THOMAS J. SHAW
CHAIRMAN, PRESIDENT, AND
CHIEF EXECUTIVE OFFICER

Date:	March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven R. Wisner
STEVEN R. WISNER
EXECUTIVE VICE PRESIDENT, ENGINEERING & PRODUCTION AND DIRECTOR

March 31, 2015

/s/ Douglas W. Cowan
DOUGLAS W. COWAN
VICE PRESIDENT, CHIEF FINANCIAL OFFICER, PRINCIPAL ACCOUNTING OFFICER, TREASURER, AND DIRECTOR

March 31, 2015

/s/ Amy Mack
AMY MACK
DIRECTOR

March 31, 2015

/s/ Marco Laterza
MARCO LATERZA
DIRECTOR

March 31, 2015

/s/ Walter O. Bigby, Jr.
WALTER O. BIGBY, JR.
DIRECTOR

March 31, 2015