Form 10-Q
period 2015-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2015-05-15
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,718,625 shares of Common Stock, no par value, issued and outstanding on May 1, 2015, excluding treasury shares.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2015

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2015
	(unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$22,345,253	$22,128,977
Restricted cash	601,192	600,897
Accounts receivable, net	3,421,769	5,642,091
Inventories, net	5,640,753	4,663,548
Other current assets	888,447	1,194,055
Total current assets	32,897,414	34,229,568

Property, plant, and equipment, net	10,992,513	10,852,853
Intangible and other assets, net	268,375	270,693
Total assets	$44,158,302	$45,353,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,954,010	$5,142,796
Litigation proceeds subject to stipulation	7,724,826	7,724,826
Current portion of long-term debt	152,050	149,744
Accrued compensation	647,627	504,188
Dividends payable	170,817	—
Accrued royalties to shareholders	518,282	787,434
Other accrued liabilities	822,774	782,322
Income taxes payable	8,352	8,290
Total current liabilities	14,998,738	15,099,600

Long-term debt, net of current maturities	3,385,657	3,425,028
Total liabilities	18,384,395	18,524,628

Commitments and contingencies — see Note 6

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	98,500	98,500
Series II, Class B	176,200	176,200
Series III, Class B	130,245	130,245
Series IV, Class B	542,500	542,500
Series V, Class B	40,000	40,000
Common stock, no par value	—	—
Additional paid-in capital	59,163,535	59,273,769
Retained deficit	(33,280,464)	(32,336,119)
Common stock in treasury – at cost	(1,096,609)	(1,096,609)
Total stockholders’ equity	25,773,907	26,828,486
Total liabilities and stockholders’ equity	$44,158,302	$45,353,114

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Sales, net	$6,178,576	$6,040,378
Cost of sales
Cost of manufactured product	3,262,007	3,820,784
Royalty expense to shareholders	518,282	496,242
Total cost of sales	3,780,289	4,317,026
Gross profit	2,398,287	1,723,352

Operating expenses:
Sales and marketing	859,164	1,096,694
Research and development	116,306	184,724
General and administrative	2,317,914	2,431,678
Total operating expenses	3,293,384	3,713,096
Loss from operations	(895,097)	(1,989,744)

Interest and other income	6,606	10,396
Interest expense, net	(53,810)	(57,168)
Loss before income taxes	(942,301)	(2,036,516)
Provision for income taxes	2,044	1,876
Net loss	(944,345)	(2,038,392)
Preferred stock dividend requirements	(227,749)	(228,999)
Loss applicable to common shareholders	$(1,172,094)	$(2,267,391)

Basic earnings (loss) per share	$(0.04)	$(0.08)

Diluted earnings (loss) per share	$(0.04)	$(0.08)

Weighted average common shares outstanding:
Basic	27,663,500	27,258,689
Diluted	27,663,500	27,258,689

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash flows from operating activities
Net loss	$(944,345)	$(2,038,392)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for doubtful accounts	100,000	—
Depreciation and amortization	225,834	326,482
(Increase) decrease in assets:
Inventories	(977,205)	331,314
Accounts receivable	2,120,322	301,994
Other current assets	305,608	461,559
Increase (decrease) in liabilities:
Accounts payable	(188,786)	(1,262,123)
Other accrued liabilities	(85,261)	(693,437)
Income taxes payable	62	(86,165)
Net cash provided (used) by operating activities	556,229	(2,658,768)

Cash flows from investing activities
Purchase of property, plant, and equipment	(363,177)	(738,597)
Change in restricted cash	(295)	—
Net cash used by investing activities	(363,472)	(738,597)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(37,064)	(82,214)
Proceeds from the exercise of stock options	60,583	106,289
Payment of Preferred Stock dividends	—	(57,613)
Net cash provided (used) by financing activities	23,519	(33,538)

Net increase (decrease) in cash and cash equivalents	216,276	(3,430,903)

Cash and cash equivalents at:
Beginning of period	22,128,977	27,629,359
End of period	$22,345,253	$24,198,456

Supplemental schedule of cash flow information:
Interest paid	$53,810	$57,168
Income taxes paid	$1,981	$87,995

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$170,817	$57,613

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.                BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

Business of the Company

Retractable Technologies, Inc. (the “Company”) was incorporated in Texas on May 9, 1994, and designs, develops, manufactures, and markets safety syringes and other safety medical products for the healthcare profession.  The Company began to develop its manufacturing operations in 1995.  The Company’s manufacturing and administrative facilities are located in Little Elm, Texas.  The Company’s commercially available products are the VanishPoint® 0.5mL insulin syringe; 1mL tuberculin, insulin, and allergy antigen syringes; 2mL, 3mL, 5mL, and 10mL syringes; the small diameter tube adapter; the blood collection tube holder; the allergy tray; the IV safety catheter; the Patient Safe® syringes; the Patient Safe® Luer Cap; and the VanishPoint® Blood Collection Set.  The Company also sells VanishPoint® autodisable syringes in the international market in addition to other products.

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of Management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.  The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements incorporated into its Form 10-K filed on March 31, 2015 for the year ended December 31, 2014.

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

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include unrestricted cash, the proceeds subject to a stipulation, money market accounts, and investments with original maturities of three months or less.

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

The following table reflects our significant customers for the first quarters of 2015 and 2014:

	Three Months ended March 31, 2015	Three Months ended March 31, 2014
Number of significant customers	3	3
Aggregate dollar amount of net sales to significant customers	$3.5 million	$3.0 million
Percentage of net sales to significant customers	57.4%	49.1%

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 73.9% and 53.3% of its VanishPoint® finished products in the first three months of 2015 and 2014, respectively, from the Company’s primary Chinese manufacturer.  In the event that the Company becomes unable to purchase products from its primary Chinese manufacturer, the Company would need to find an alternate manufacturer for its 0.5mL insulin syringe, its 2mL, 5mL, and 10mL syringes and its autodisable syringe, and increase domestic production for 1mL and 3mL syringes.

Revenue recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Balance Sheets and deducted from revenues in the Statements of Operations.  Accounts payable included estimated contractual allowances for $3,637,396 and $4,160,099 as of March 31, 2015 and December 31, 2014, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  Any product shipped or distributed for evaluation purposes is expensed.

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

Litigation proceeds

Proceeds from litigation are recognized when realizable.  Generally, realization is not reasonably assured and expected until proceeds are collected; however, see Note 6, COMMITMENTS AND CONTINGENCIES, for a discussion of proceeds received from Becton, Dickinson and Company (“BD”) pursuant to a stipulation in the patent infringement case Retractable Technologies, Inc. and Thomas Shaw v. Becton Dickinson and Company, Civil Action No. 2:07-cv-250, in the U.S. District Court for the Eastern District of Texas, Marshall Division.

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

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock.  The calculation of diluted EPS excluded 1.8 million and 2.0 million shares of Common Stock underlying issued and outstanding stock options at March 31, 2015 and March 31, 2014, respectively, as their effect was antidilutive.  The potential dilution, if any, is shown on the following schedule:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net loss	$(944,345)	$(2,038,392)
Preferred dividend requirements	(227,749)	(228,999)
Loss applicable to common shareholders after assumed conversions	$(1,172,094)	$(2,267,391)
Average common shares outstanding	27,663,500	27,258,689
Average common and common equivalent shares outstanding — assuming dilution	27,663,500	27,258,689
Basic loss per share	$(0.04)	$(0.08)
Diluted loss per share	$(0.04)	$(0.08)

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about and Entity’s Ability to Continue as a Going Concern”.  Currently there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern. This ASU requires management to assess the entity’s ability to continue as a going concern.  This guidance is effective for the Company’s annual reporting period ending December 31, 2016 and for subsequent interim periods.  Early adoption is permitted.  The Company expects to adopt this guidance when effective, and upon adoption, will evaluate going concern based on this guidance.

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Shared Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)”.  ASU 2014-12 is effective for the Company’s annual periods and interim periods within those annual periods beginning January 1, 2016.  The Company is assessing the impact, if any, to its financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest”.  To simplify presentation of debt issuance costs, the amendments in this ASU would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this ASU.  This ASU is the final version of Proposed Accounting Standards Update 2014-250—“Interest—Imputation of Interest” (Subtopic 835-30), which has been deleted.  The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The Company is currently evaluating the effects of ASU 2015-03 on its financial statements.

3.                    INVENTORIES

Inventories consist of the following:

	March 31, 2015	December 31, 2014
Raw materials	$1,712,842	$1,510,225
Finished goods	4,609,305	3,834,717
	6,322,147	5,344,942
Inventory reserve	(681,394)	(681,394)
	$5,640,753	$4,663,548

4.                    INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was (0.2)% and (0.1)% for the three months ended March 31, 2015 and March 31, 2014, respectively.

5.                    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2015	December 31, 2014
Prepayments from customers	$345,729	$435,821
Accrued property taxes	112,383	7,554
Accrued professional fees	235,811	201,866
Other accrued expenses	128,851	137,081
	$822,774	$782,322

6.                   COMMITMENTS AND CONTINGENCIES

On May 19, 2010, final judgment was entered in the U.S. District Court for the Eastern District of Texas, Marshall Division for the Company which ordered that the Company recover $5,000,000 plus prejudgment and post-judgment interest, and ordered a permanent injunction for BD’s 1mL and 3mL Integra syringes until the expiration of certain patents.  The permanent injunction was stayed for the longer of the exhaustion of the appeal of the district court’s case or twelve months from May 19, 2010.  In July 2011, a three-judge panel of the U.S. Court of Appeals for the Federal Circuit reversed the district court’s judgment that BD’s 3mL Integra infringed the Company’s ‘224 patent and ‘077 patent.  The U.S. Court of Appeals for the Federal

Circuit affirmed the district court’s judgment that the 1mL Integra infringes the Company’s ‘244 and ‘733 patents.  BD filed a Rule 60(b)(5) motion to Conform Judgment to Federal Circuit Mandate in the U.S. District Court for the Eastern District of Texas which sought to modify the damages award.  On October 29, 2013, BD filed its Notice of Appeal of the District Court’s August 7, 2013 order denying BD’s Rule 60(b)(5) motion to the U.S. Court of Appeals of the Federal Circuit.  On July 7, 2014, the U.S. Court of Appeals for the Federal Circuit affirmed the U.S. District Court for the Eastern District of Texas decision denying BD’s Rule 60(b)(5) motion to modify the damages award.  BD filed a petition to the Supreme Court for certiorari in January of 2015.  The Company filed its response to the petition on March 12, 2015.  The Supreme Court denied certiorari on April 20, 2015.  On September 30, 2013, the Company received payment of $7,724,826 (the “Judgment Amount”) from BD pursuant to a stipulation in this case.  The Judgment Amount is currently reflected as a liability in the Balance Sheets pending completion of the proceedings.

In May 2010, the Company and an officer’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The trial commenced on September 9, 2013 in the U.S. District Court for the Eastern District of Texas, Tyler Division, and the jury returned its verdict on September 19, 2013, finding that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded the Company $113,508,014 in damages, which was trebled pursuant to statute.  The Court issued an order on September 30, 2014 denying BD’s Renewed Motion for Judgment as a Matter of Law, or Alternatively, for New Trial or Remittitur, ruling that there was sufficient evidence for the jury to: find that BD had attempted to monopolize the safety syringe market, find that BD had engaged in false advertising under the Lanham Act, and award the Company $113,508,014 in damages.  On November 10, 2014, the Court found that the remedy of disgorgement of a portion of BD’s profits was appropriate but that the $340 million was a sufficient disgorgement.  The Court also granted injunctive relief to take effect January 15, 2015.  In doing so, the Court found that BD’s business practices limited innovation, including false advertisements that suppressed sales of the VanishPoint®.  The specific injunctive relief includes: (1) enjoining BD’s use of “World’s Sharpest Needle” or any similar assertion of superior sharpness; (2) requiring notification to all customers who purchased BD syringe products from July 2, 2004 to date that BD wrongfully claimed that its syringe needles were sharper and that its statement that it had “data on file” was false and misleading; (3) requiring notification to employees, customers, distributors, GPOs, and government agencies that the deadspace of the VanishPoint® has been within ISO standards since 2004 and that BD overstated the deadspace of the VanishPoint® to represent that it was higher than some of BD’s syringes when it was actually less, and that BD’s statement that it had “data on file” was false and misleading, and, in addition, posting this notice on its website for a period of three years; (4) enjoining BD from advertising that its syringe products save medication as compared to VanishPoint® products for a period of three years; (5) requiring notification to all employees, customers, distributors, GPOs, and government agencies that BD’s website, cost calculator, printed materials, and oral representations alleging BD’s syringes save medication as compared to the VanishPoint® were based on false and inaccurate measurement of the VanishPoint®, and, in addition, posting this notice on its website for a period of three years; and (6) requiring the implementation of a comprehensive training program for BD employees and distributors that specifically instructs them not to use old marketing materials and not to make false representations regarding VanishPoint® syringes.  The parties met during late 2014 to mediate the case, but the mediation was not successful.  Final judgment was entered on January 15, 2015, awarding the Company $340,524,042 in damages and $11,722,823 in attorneys’ fees, as well as granting injunctive relief consistent with the orders as indicated above.  The parties stipulated that the amount of litigation costs recoverable by the Company is $295,000.  On January 14, 2015, the District Court granted in part and denied in part BD’s motion to stay the injunctive relief.  The order stayed the portion of the injunctive relief that requires BD to notify end-user customers but also ordered BD to comply with internal correction activities as well as mandatory disclosures as set out above to its employees, customers, distributors and Group Purchasing Organizations.  BD filed an appeal of that ruling with the 5th Circuit Court of Appeals and that appeal was denied on February 3, 2015, as was the Company’s motion to expedite the appeal.  On February 12, 2015, BD filed a motion to amend the judgment directed most specifically to the issue of award of prejudgment interest.  On April 23, 2015, the Court entered an Amended Final Judgment that removed prejudgment interest but kept all other monetary and injunctive relief the same as was granted in the original Final Judgment.

In September 2007, BD and MDC Investment Holdings, Inc. (“MDC”) sued the Company in the United States District Court for the Eastern District of Texas, Texarkana Division, initially alleging that the Company is infringing two U.S. patents of MDC (6,179,812 and 7,090,656) that are licensed to BD. BD and MDC seek injunctive relief and unspecified damages.  The Company counterclaimed for declarations of non-infringement, invalidity, and unenforceability of the asserted patents.  The plaintiffs subsequently dropped allegations with regard to patent no. 7,090,656 and the Company subsequently dropped its counterclaims for unenforceability of the asserted patents.  The Court recently set a scheduling and status conference in the matter for June 30, 2015.

7.                    BUSINESS SEGMENTS

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
U.S. sales	$5,834,591	$4,950,177
North and South America sales (excluding U.S.)	132,803	836,552
Other international sales	211,182	253,649
Total sales, net	$6,178,576	$6,040,378

	March 31, 2015	December 31, 2014

Long-lived assets
U.S.	$10,788,549	$10,642,859
International	$203,964	$209,994

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

8.                    DIVIDENDS

On March 24, 2015, the Board of Directors declared dividends on the Series I Class B Preferred Stock in the amount of $37,891 which were paid on April 30, 2015.  The Company also declared and paid dividends to Series II Class B Preferred Stockholders in the amount of $132,926 on the same dates.

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997.  Safety syringes comprised 97.8% of our sales in the first quarter of 2015.  We also manufacture and market the blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.

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

We have reported in the past that our progress is limited principally due to the marketing practices engaged in by BD, the dominant maker and seller of disposable syringes.  In our litigation against BD alleging anticompetitive conduct and false advertising, a final judgment for $352 million plus post-judgment interest and costs as well as some injunctive relief (discussed in more detail below) has been granted by the District Court.  We have not received any of the amounts indicated by the District Court in its final judgment.  The District Court also found that BD attempted to monopolize the safety syringe market and committed false advertising under the Lanham Act.  BD has appealed to the United States Court of Appeals for the Fifth Circuit.  BD is currently required to follow the Court’s order for injunctive relief, except that the notifications to end-user customers are stayed pending appeal.  The injunctive relief included:

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

In 2014, we took steps to decrease our non-litigation legal costs.  Our non-litigation legal costs were reduced by approximately $1.1 million in 2014.  We continue to evaluate these costs.  Additionally, since the beginning of 2014, we have reduced our workforce by 13.6% in an effort to cut costs.  In May and July of 2014, we reduced all executive officers’ salaries by at least 10%, but reinstated nearly all such salaries in December of 2014.  The combined effect of both the lower non-litigation costs and the reduced workforce was approximately $400 thousand in the first quarter of 2015.  In the future, if such cost cutting measures prove insufficient, we may reduce the number of units being produced, further reduce the workforce, further reduce the salaries of officers as well as other employees, and/or defer royalty payments.

Section 4191 of the Internal Revenue Code, enacted by the Health Care and Education Reconciliation Act of 2010 in conjunction with the Patient Protection and Affordable Care Act provides for an excise tax of 2.3% on medical devices.  At the present time, the excise tax is applicable to domestic sales of our products, except those which are sold to exempt organizations.  The majority of our sales are domestic and not in the retail market.  The tax is imposed on sales, not profits.  We have not passed this tax along to our customers.  We expect the impact of this tax to be approximately $600 thousand in 2015, net of expected refunds attributable to rebate credits.

Product purchases from our primary Chinese manufacturer have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the first quarter of 2015, our primary Chinese manufacturer produced approximately 73.8% of our VanishPoint® units.  In the event that we become unable to purchase products from our primary Chinese manufacturer, we would need to find an alternate manufacturer for the 0.5mL insulin syringe, the 0.5mL autodisable syringe, and the 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.

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

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Dollar amounts have been rounded for ease of reading.  All period references are to the periods ended March 31, 2015 or 2014.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2015 and March 31, 2014

Sales

Domestic sales accounted for 94.4% and 82.0% of the revenues for the three months ended March 31, 2015 and 2014, respectively.  Domestic revenues increased 17.9% principally due to higher volumes from existing customers.  Domestic unit sales increased 13.4%.  Domestic unit sales were 91.8% of total unit sales for the three months ended March 31, 2015.  International unit sales and revenues decreased 60.8% and 68.4%, respectively.  Our international orders may be subject to significant fluctuation over time.  Overall unit sales decreased 1.8%.

Gross Profit and Cost of Sales

Gross profit increased 39.2% primarily due to lower cost of manufactured products sold per unit and also due to higher domestic sales and higher average sales prices, mitigated by lower international sales.

The average cost of manufactured products sold per unit decreased by 13.1% due to a change in the product mix.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 4.4% due to increased gross sales.

Operating Expenses

Operating expenses decreased 11.3% or $420 thousand.  The decrease was primarily due to lower compensation costs, lower legal costs, and mitigated by additional bad debt expense.

Loss from Operations

Our operating loss was $895 thousand compared to an operating loss for the same period last year of $2.0 million due primarily to higher gross profit and reduced expenses.

Income Taxes

Our effective tax rate on the net loss before income taxes was (0.2)% and (0.1)% for the three months ended March 31, 2015 and March 31, 2014, respectively.

Discussion of Balance Sheet and Statement of Cash Flows

Our balance sheet remains strong with cash making up 52.0% of total assets.  Working capital was $17.9 million at March 31, 2015, a decrease of $1.2 million from December 31, 2014.

Approximately $556 thousand in cash flow in the three months ended March 31, 2015 was provided by operating activities.

LIQUIDITY

At the present time, Management does not intend to raise equity capital.  Due to the funds received from prior litigation, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing, when available, as the primary ongoing sources of cash. Our ability to obtain additional funds through loans is uncertain.  Our financial statements do not reflect a 2015 judgment in our favor for $352 million plus interest.

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

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable manufacturing arrangements and relationships could result in the need to manufacture all (as opposed to 26.1%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

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

Cash Requirements

Due to funds received from prior litigation settlements, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing, when available, as the primary ongoing sources of cash.  We have taken steps to decrease our non-litigation legal costs and we continue to evaluate these costs.  Additionally, since the beginning of 2014, we have reduced our workforce in an effort to cut costs.  In the future, if such cost cutting measures prove insufficient, we may reduce the number of units being produced, further reduce the workforce, further reduce the salaries of officers and other employees, and/or defer royalty payments.

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

In our litigation against BD alleging anticompetitive conduct and false advertising, a final judgment for $352 million plus post-judgment interest and costs as well as some injunctive relief has been granted by the District Court.  We have not received any of the amounts indicated by the District Court in its final judgment.  BD is currently under court order to make certain disclosures regarding its exclusionary conduct to a specified class of distributors and customers.  BD has appealed to the United States Court of Appeals for the Fifth Circuit.

CAPITAL RESOURCES

Purchase of Equipment

We are purchasing two molding machines for $276 thousand.

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.                     Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the first quarter of 2015 or subsequent to March 31, 2015 in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                     Legal Proceedings.

Please refer to Note 6 to the financial statements for a complete description of all legal proceedings.

Item 1A.            Risk Factors.

There were no material changes in the Risk Factors applicable to the Company as set forth in our Form 10-K annual report for 2014 which was filed on March 31, 2015, and which is available on EDGAR.

Item 3.                     Defaults Upon Senior Securities.

Working Capital Restrictions and Limitations on the Payment of Dividends

On March 24, 2015, the Board of Directors declared a dividend to the Series I Class B and Series II Class B Convertible Preferred Shareholders in the aggregate amount of $170,817.  This dividend was paid on April 30, 2015.

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

Series I Class B Convertible Preferred Stock

For the three months ended March 31, 2015, the amount of dividends in arrears was $12,313 and the total arrearage was $37,891 as of March 31, 2015.

Series II Class B Convertible Preferred Stock

For the three months ended March 31, 2015, the amount of dividends in arrears was $44,050 and the total arrearage was $132,925 as of March 31, 2015.

Series III Class B Convertible Preferred Stock

For the three months ended March 31, 2015 the amount of dividends in arrears was $32,561 and the total arrearage was $3,789,770 as of March 31, 2015.

Series IV Class B Convertible Preferred Stock

For the three months ended March 31, 2015, the amount of dividends in arrears was $135,625 and the total arrearage was $8,101,823 as of March 31, 2015.

Series V Class B Convertible Preferred Stock

For the three months ended March 31, 2015, the amount of dividends in arrears was $3,200 and the total arrearage was $958,186 as of March 31, 2015.

Item 5.         Other Information.

The 2015 annual meeting will be held on September 4, 2015, at 10:00 a.m. Central time at Little Elm Town Hall; 100 West Eldorado Parkway; Little Elm, Texas 75068.

Item 6.         Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

Exhibit No.	Description of Document

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	May 15, 2015	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

		BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER