Form 10-Q
period 2015-06-30
RETRACTABLE TECHNOLOGIES INC
filed 2015-08-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,864,259 shares of Common Stock, no par value, outstanding as of August 3, 2015, excluding treasury shares.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2015

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2015
	(unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$19,715,134	$22,128,977
Restricted cash	601,492	600,897
Accounts receivable, net	3,820,681	5,642,091
Inventories, net	5,504,764	4,663,548
Other current assets	1,028,821	1,194,055
Total current assets	30,670,892	34,229,568

Property, plant, and equipment, net	11,116,806	10,852,853
Intangible and other assets, net	266,057	270,693
Total assets	$42,053,755	$45,353,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,307,497	$5,142,796
Litigation proceeds subject to stipulation	—	7,724,826
Current portion of long-term debt	154,391	149,744
Accrued compensation	770,176	504,188
Dividends payable	56,363	—
Accrued royalties to shareholders	557,959	787,434
Other accrued liabilities	1,086,842	782,322
Income taxes payable	10,397	8,290
Total current liabilities	6,943,625	15,099,600

Long-term debt, net of current maturities	3,345,585	3,425,028
Total liabilities	10,289,210	18,524,628

Commitments and contingencies — see Note 6

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	98,500	98,500
Series II, Class B	176,200	176,200
Series III, Class B	129,245	130,245
Series IV, Class B	542,500	542,500
Series V, Class B	40,000	40,000
Common stock, no par value	—	—
Additional paid-in capital	59,312,543	59,273,769
Retained deficit	(27,437,834)	(32,336,119)
Common stock in treasury – at cost	(1,096,609)	(1,096,609)
Total stockholders’ equity	31,764,545	26,828,486
Total liabilities and stockholders’ equity	$42,053,755	$45,353,114

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Sales, net	$6,715,470	$6,876,362	$12,894,046	$12,916,740
Cost of sales
Cost of manufactured product	4,152,282	4,097,143	7,414,289	7,917,927
Royalty expense to shareholders	557,959	601,295	1,076,241	1,097,537
Total cost of sales	4,710,241	4,698,438	8,490,530	9,015,464
Gross profit	2,005,229	2,177,924	4,403,516	3,901,276

Operating expenses:
Sales and marketing	1,012,105	1,062,825	1,871,269	2,159,519
Research and development	167,678	192,237	283,984	376,961
General and administrative	2,661,768	2,263,211	4,979,682	4,694,889
Total operating expenses	3,841,551	3,518,273	7,134,935	7,231,369
Loss from operations	(1,836,322)	(1,340,349)	(2,731,419)	(3,330,093)

Litigation proceeds	7,724,826	—	7,724,826	—

Interest and other income	9,314	8,436	15,920	18,832
Interest expense, net	(53,143)	(56,035)	(106,953)	(113,203)
Net income (loss) before income taxes	5,844,675	(1,387,948)	4,902,374	(3,424,464)
Provision for income taxes	2,045	1,875	4,089	3,751
Net income (loss)	5,842,630	(1,389,823)	4,898,285	(3,428,215)
Preferred stock dividend requirements	(227,554)	(228,999)	(455,303)	(457,998)
Earnings (loss) applicable to common shareholders	$5,615,076	$(1,618,822)	$4,442,982	$(3,886,213)

Basic earnings (loss) per share	$0.20	$(0.06)	$0.16	$(0.14)

Diluted earnings (loss) per share	$0.19	$(0.06)	$0.15	$(0.14)

Weighted average common shares outstanding:
Basic	27,741,052	27,332,483	27,702,276	27,295,586
Diluted	29,432,468	27,332,483	29,411,606	27,295,586

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Cash flows from operating activities
Net income (loss)	$4,898,285	$(3,428,215)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Provision for doubtful accounts	125,000	—
Depreciation and amortization	433,894	595,172
(Increase) decrease in assets:
Inventories	(841,216)	384,187
Accounts receivable	1,696,410	(606,471)
Other current assets	165,234	481,439
Increase (decrease) in liabilities:
Accounts payable	(835,299)	(300,843)
Litigation proceeds subject to stipulation	(7,724,826)	—
Other accrued liabilities	341,033	(773,732)
Income taxes payable	2,107	(84,290)
Net cash used by operating activities	(1,739,378)	(3,732,753)

Cash flows from investing activities
Purchase of property, plant, and equipment	(693,211)	(962,279)
Change in restricted cash	(595)	(600,000)
Net cash used by investing activities	(693,806)	(1,562,279)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(74,795)	(145,754)
Proceeds from the exercise of stock options	264,953	175,081
Payment of Preferred Stock dividends	(170,817)	(115,226)
Net cash provided (used) by financing activities	19,341	(85,899)

Net decrease in cash and cash equivalents	(2,413,843)	(5,380,931)

Cash and cash equivalents at:
Beginning of period	22,128,977	27,629,359
End of period	$19,715,134	$22,248,428

Supplemental schedule of cash flow information:
Interest paid	$106,953	$113,203
Income taxes paid	$1,981	$91,210

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$56,363	$57,613

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

The following table reflects our significant customers for the first three and six months of 2015 and 2014:

	Six Months ended June 30, 2015	Six Months ended June 30, 2014	Three Months ended June 30, 2015	Three Months ended June 30, 2014
Number of significant customers	2	1	2	1
Aggregate dollar amount of net sales to significant customers	$5.7 million	$3.8 million	$3.0 million	$2.1 million
Percentage of net sales to significant customers	43.9%	29.7%	44.8%	30.6%

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 74.9% and 63.0% of its VanishPoint® finished products in the first six months of 2015 and 2014, respectively, from its primary Chinese manufacturer.  Purchases from this Chinese manufacturer aggregated 75.8% and 69.6% of VanishPoint® finished products in the three month periods ended June 30, 2015 and 2014, respectively.  In the event that the Company becomes unable to purchase products from its primary Chinese manufacturer, the Company would need to find an alternate manufacturer for its 0.5mL insulin syringe, its 2mL, 5mL, and 10mL syringes and its autodisable syringe, and increase domestic production for 1mL and 3mL syringes.

Revenue recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Balance Sheets and deducted from revenues in the Statements of Operations.  Accounts payable included estimated contractual allowances for $2,825,623 and $4,160,099 as of June 30, 2015 and December 31, 2014, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  Any product shipped or distributed for evaluation purposes is expensed.

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

On September 30, 2013, the Company received payment of $7,724,826 (the “Judgment Amount”) from Becton, Dickinson and Company (“BD”) pursuant to a stipulation in the patent infringement case Retractable Technologies, Inc. and Thomas Shaw v. Becton Dickinson and Company, Civil Action No. 2:07-cv-250, in the U.S. District Court for the Eastern District of Texas, Marshall Division.  The Judgment Amount is included as income in the second quarter of 2015 due to the conclusion of the case and related appeals.  Prior to the second quarter of 2015, the Judgment Amount had been shown as a liability on the balance sheet.

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

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock.  The calculation of diluted EPS excluded 1.8 million shares of Common Stock underlying issued and outstanding stock options at June 30, 2014 as the effect was antidilutive.   The potential dilution, if any, is shown on the following schedule:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net income (loss)	$5,842,630	$(1,389,823)	$4,898,285	$(3,428,215)
Preferred dividend requirements	(227,554)	(228,999)	(455,303)	(457,998)
Earnings (loss) applicable to common shareholders after assumed conversions	$5,615,076	$(1,618,822)	$4,442,982	$(3,886,213)
Average common shares outstanding	27,741,052	27,332,483	27,702,276	27,295,586
Average common and common equivalent shares outstanding - assuming dilution	29,432,468	27,332,483	29,411,606	27,295,586
Basic earnings (loss) per share	$0.20	$(0.06)	$0.16	$(0.14)
Diluted earnings (loss) per share	$0.19	$(0.06)	$0.15	$(0.14)

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

Recent Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330) Simplifying the Measurement of Inventory,” which is part of the FASB’s Simplification Initiative.  Inventory, including inventory measured at average cost, would be valued at the lower of cost or net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  ASU 2015-11 is effective for the Company’s annual periods and interim periods within those annual periods beginning January 1, 2017.  Amendments in this ASU should be applied prospectively with earlier application permitted at the beginning of an interim or annual reporting period.  The Company is currently assessing the potential impact of this ASU on its financial statements.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition.  This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services.  This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract.  ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption.  In July 2015, the FASB voted to delay the effective date of this ASU by one year.  The ASU will now be effective commencing with the Company’s quarter ending March 31, 2018.  Early adoption of this ASU is allowed no sooner than the original effective date.  The Company is currently assessing the potential impact of this ASU on its financial statements.

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

3.                INVENTORIES

Inventories consist of the following:

	June 30, 2015	December 31, 2014
Raw materials	$1,097,048	$1,510,225
Finished goods	5,089,110	3,834,717
	6,186,158	5,344,942
Inventory reserve	(681,394)	(681,394)
	$5,504,764	$4,663,548

4.                INCOME TAXES

The Company’s effective tax rate on the net earnings (loss) before income taxes was 0.1% and (0.1)% for the six months ended June 30, 2015 and June 30, 2014, respectively.  For the three months ended June 30, 2015 and June 30, 2014, the Company’s effective tax rate on the net earnings (loss) before income taxes was negligible and (0.1)%, respectively.

5.                OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2015	December 31, 2014
Prepayments from customers	$425,198	$435,821
Accrued property taxes	199,384	7,554
Accrued professional fees	329,021	201,866
Other accrued expenses	133,239	137,081
	$1,086,842	$782,322

6.                COMMITMENTS AND CONTINGENCIES

On May 19, 2010, final judgment was entered in the U.S. District Court for the Eastern District of Texas, Marshall Division for the Company which ordered that the Company recover $5,000,000 plus prejudgment and post-judgment interest, and ordered a permanent injunction for BD’s 1mL and 3mL Integra syringes until the expiration of certain patents.  In July 2011, the U.S. Court of Appeals for the Federal Circuit reversed the district court’s judgment that BD’s 3mL Integra infringed the Company’s ‘224 patent and ‘077 patent but affirmed the district court’s judgment that the 1mL Integra infringes the Company’s ‘244 and ‘733 patents.  On October 29, 2013, BD filed its Notice of Appeal of the District Court’s order denying BD’s Rule 60(b)(5) motion to the U.S. Court of Appeals for the Federal Circuit.  BD subsequently filed a petition to the Supreme Court for certiorari regarding the Rule 60(b)(5) motion and the Supreme Court denied certiorari on April 20, 2015.  On September 30, 2013, the Company received payment of $7,724,826 (the “Judgment Amount”) from BD pursuant to a stipulation in this case.  In May of 2015, the Company recognized the Judgment Amount due to the conclusion of this case and related appeals.

In May 2010, the Company and an officer’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The trial commenced on September 9, 2013 in the U.S. District Court for the Eastern District of Texas, Tyler Division, and the jury found that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded the Company $113,508,014 in damages, which was trebled pursuant to statute.  The Court granted injunctive relief to take effect January 15, 2015.  In doing so, the Court found that BD’s business practices limited innovation, including false advertisements that suppressed sales of the VanishPoint®.  The specific injunctive relief includes: (1) enjoining BD’s use of “World’s Sharpest Needle” or any similar assertion of superior sharpness; (2) requiring notification to all customers who purchased BD syringe products from July 2, 2004 to date that BD wrongfully claimed that its syringe needles were sharper and that its statement that it had “data on file” was false and misleading; (3) requiring notification to employees, customers, distributors, GPOs, and government agencies that the deadspace of the VanishPoint® has been within ISO standards since 2004 and that BD overstated the deadspace of the VanishPoint® to represent that it was higher than some of BD’s syringes when it was actually less, and that BD’s statement that it had “data on file” was false and misleading, and, in addition, posting this notice on its website for a period of three years; (4) enjoining BD from advertising that its syringe products save medication as compared to VanishPoint® products for a period of three years; (5) requiring notification to all employees, customers, distributors, GPOs, and government agencies that BD’s website, cost calculator, printed materials, and oral representations alleging BD’s syringes save medication as compared to the VanishPoint® were based on false and inaccurate measurement of the VanishPoint®, and, in addition, posting this notice on its website for a period of three years; and (6) requiring the implementation of a comprehensive training program for BD employees and distributors that specifically instructs them not to use old marketing materials and not to make false representations regarding VanishPoint® syringes.  Final judgment was entered on January 15, 2015, awarding the Company $340,524,042 in damages and $11,722,823 in attorneys’ fees, as well as granting injunctive relief consistent with the orders as indicated above.  The parties stipulated that the amount of litigation costs recoverable by the Company is $295,000.  On January 14, 2015, the District Court stayed the portion of the injunctive relief that requires BD to notify end-user customers but also ordered BD to comply with internal correction activities as well as mandatory disclosures as set out above to its employees, customers, distributors and Group Purchasing Organizations.  BD filed an appeal of that ruling with the 5th Circuit Court of Appeals and that appeal was denied on February 3, 2015.  On February 12, 2015, BD filed a motion to amend the judgment directed most specifically to the issue of award of prejudgment interest.  On April 23, 2015, the Court entered an Amended Final Judgment that removed prejudgment interest but kept all other monetary and injunctive relief the same as was granted in the original Final Judgment.  BD filed its brief in the appeal on July 20, 2015.

In September 2007, BD and MDC Investment Holdings, Inc. (“MDC”) sued the Company in the United States District Court for the Eastern District of Texas, Texarkana Division, initially alleging that the Company is infringing two U.S. patents of MDC (6,179,812 and 7,090,656) that are licensed to BD. BD and MDC seek injunctive relief and unspecified damages.  The Company counterclaimed for declarations of non-infringement, invalidity, and unenforceability of the asserted patents.  The plaintiffs subsequently dropped allegations with regard to patent no. 7,090,656 and the Company subsequently dropped its counterclaims for unenforceability of the asserted patents.  On June 30, 2015, the Court ordered that further proceedings in this matter be stayed and that this case remain administratively closed until resolution of all appeals in the case detailed in the second paragraph of this Note 6.

7.                BUSINESS SEGMENTS

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
U.S. sales	$5,435,925	$5,157,496	$11,270,515	$10,107,673
North and South America sales (excluding U.S.)	1,146,734	1,161,093	1,279,537	1,997,645
Other international sales	132,811	557,773	343,994	811,422
Total sales, net	$6,715,470	$6,876,362	$12,894,046	$12,916,740

	June 30, 2015	December 31, 2014

Long-lived assets
U.S.	$10,918,872	$10,642,859
International	$197,934	$209,994

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

8.                DIVIDENDS

On March 24, 2015, the Board of Directors declared dividends on the Series I Class B Preferred Stock in the amount of $37,891 which were paid on April 30, 2015.  The Company also declared and paid dividends to Series II Class B Preferred Stockholders in the amount of $132,926 on the same dates.  As of June 25, 2015, the Board of Directors declared dividends on the Series I Class B Preferred Stock in the amount of $12,313 which were paid on July 20, 2015.  The Company also declared and paid dividends to the Series II Class B Preferred Stockholders in the amount of $44,050 on the same dates.

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997.  Safety syringes comprised 98.1% of our sales in the first six months of 2015.  We also manufacture and market the blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.

On June 17, 2014, we received notice of substantial equivalence from the Food and Drug Administration for the EasyPoint™ needle.  The EasyPoint™ is a retractable needle that can be used with Luer lock syringes, Luer slip syringes, and prefill syringes to give injections.  The EasyPoint™ needle can also be used to aspirate fluids and obtain blood collection.  We have received two molding machines and the molds required to manufacture the piece parts for EasyPoint™.  The assembly equipment for EasyPoint™ was delivered to our plant on July 17, 2015.  We are in the process of installing, testing, and validating the equipment.

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

On September 30, 2013, we received payment of $7,724,826 (the “Judgment Amount”) from BD pursuant to a stipulation in the patent infringement case Retractable Technologies, Inc. and Thomas Shaw v. Becton Dickinson and Company, Civil Action No. 2:07-cv-250, in the U.S. District Court for the Eastern District of Texas, Marshall Division.  The Judgment Amount is included as income in the second quarter of 2015 due to the conclusion of the case and related appeals.  Prior to the second quarter of 2015, the Judgment Amount had been shown as a liability on the balance sheet.  The Judgment Amount is only related to the patent infringement portion of the claims against BD.

In 2014, we took steps to decrease our non-litigation legal costs.  Our non-litigation legal costs were reduced by approximately $1.1 million in 2014.  We continue to evaluate these costs.  Additionally, since the beginning of 2014, we have reduced our workforce.  Steven R. Wisner, a former executive officer, resigned on May 29, 2015 and was granted a one-time payment in connection therewith.  The combined effect of both the lower non-litigation costs and the reduced workforce, offset by the payment to Mr. Wisner, was approximately $150 thousand in the second quarter of 2015.  In the future, if such cost cutting measures prove insufficient, we may reduce other operating expenses, further reduce the workforce, further reduce the salaries of officers as well as other employees, and/or defer royalty payments.

Section 4191 of the Internal Revenue Code, enacted by the Health Care and Education Reconciliation Act of 2010 in conjunction with the Patient Protection and Affordable Care Act provides for an excise tax of 2.3% on medical devices.  At the present time, the excise tax is applicable to domestic sales of our products, except those which are sold to exempt organizations.  The majority of our sales are domestic and not in the retail market.  The tax is imposed on sales, not profits.  We have not passed this tax along to our customers.  We expect the impact of this tax to be approximately $600 thousand in 2015, net of expected refunds attributable to rebate credits.  We received a refund of $287 thousand in the third quarter of 2015.  We will also be filing refunds for $400,000 in the third quarter of 2015 for 2014 rebates.

Product purchases from our primary Chinese manufacturer have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the first six months of 2015, our primary Chinese manufacturer produced approximately 74.9% of our VanishPoint® units.  In the event that we become unable to purchase products from our primary Chinese manufacturer, we would need to find an alternate manufacturer for the 0.5mL insulin syringe, the 0.5mL autodisable syringe, and the 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.

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

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Dollar amounts have been rounded for ease of reading.  All period references are to the periods ended June 30, 2015 or 2014.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2015 and June 30, 2014

Sales

Domestic sales accounted for 80.9% and 75.0% of the revenues for the three months ended June 30, 2015 and 2014, respectively.  Domestic revenues increased 5.4% principally due to higher average sales prices mitigated by lower volume.  Domestic unit sales decreased 4.5%.  Domestic unit sales were 70.3% of total unit sales for the three months ended June 30, 2015.  International revenue and unit sales decreased 25.6% and 20.6%, respectively, due to lower sales volumes.  Our international orders may be subject to significant fluctuation over time.  Overall unit sales decreased 9.9%.

Gross Profit and Cost of Sales

Gross profit decreased 7.9% primarily due to lower revenues.

The Cost of manufactured product increased by 1.3% due to lower volume, offset by increased unit cost.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense decreased 7.2% due to lower gross sales.

Operating Expenses

Operating expenses increased 9.2% or $323 thousand.  The increase was due to donations of product, product development costs, severance costs, and travel.

Litigation Proceeds

A non-recurring recognition of $7,724,826 received from BD pursuant to the patent infringement portion of a case discussed above had a significant impact on second quarter 2015 income.

Loss from Operations

Our operating loss was $1.8 million compared to an operating loss for the same period last year of $1.3 million due primarily to lower gross profit and higher operating expenses.

Income Taxes

Our effective tax rate on the net earnings (loss) before income taxes was 0.0% and (0.1)% for the three months ended June 30, 2015 and June 30, 2014, respectively.

Comparison of Six Months Ended June 30, 2015 and June 30, 2014

Sales

Domestic sales accounted for 87.4% and 78.3% of the revenues for the six months ended June 30, 2015 and 2014, respectively.  Domestic revenues increased 11.5% principally due to increased volume and higher average sales prices.  Domestic unit sales increased 3.7%.  Domestic unit sales were 79.7% of total unit sales for the six months ended June 30, 2015.  International revenue and unit sales decreased 42.2% and 32.7%, respectively, due to lower volumes and lower average sales prices.  Our international orders may be subject to significant fluctuation over time.  Overall unit sales decreased 6.6%.

Gross Profit and Cost of Sales

Gross profit increased 12.9% primarily due to higher average sales prices.

The Cost of manufactured product decreased 6.4% due to the volume of product sold.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense decreased 1.9% due to lower gross sales.

Operating Expenses

Operating expenses decreased 1.3% or $96 thousand.  The decrease was due to providing for refunds of the Medical Device Excise Tax attributable to rebates, lower compensation costs mitigated by severance payments, decreased legal fees, and higher charitable contribution expense.

Litigation Proceeds

A non-recurring recognition of $7,724,826 received from BD pursuant to the patent infringement portion of a case discussed above had a significant impact on income for the six months ended June 30, 2015.

Loss from Operations

Our operating loss was $2.7 million compared to an operating loss for the same period last year of $3.3 million due primarily to improved gross profit and lower operating expenses.

Income Taxes

Our effective tax rate on the net earnings (loss) before income taxes was 0.1% and (0.1)% for the six months ended June 30, 2015 and June 30, 2014, respectively.

Discussion of Balance Sheet and Statement of Cash Flow Items

Our balance sheet remains strong with cash making up 48.3% of total assets.  Working capital was $23.7 million at June 30, 2015, an increase of $4.6 million from December 31, 2014.  The recognition of $7,724,826 received from BD pursuant to the patent infringement portion of a case discussed above had a significant impact on the balance sheet at June 30, 2015, reducing current liabilities and increasing stockholders’ equity.

Approximately $1.7 million in cash flow in the six months ended June 30, 2015 was used by operating activities.  Cash provided by working capital items was $528,000.

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

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable manufacturing arrangements and relationships could result in the need to manufacture all (as opposed to 24.7%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

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

Cash Requirements

Due to funds received from prior litigation, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing, when available, as the primary ongoing sources of cash.  We have taken steps to decrease our non-litigation legal costs and we continue to evaluate these costs.  Additionally, since the beginning of 2014, we have reduced our workforce.  In the future, if such cost cutting measures prove insufficient, we may reduce the number of units being produced, further reduce the workforce, further reduce the salaries of officers and other employees, and/or defer royalty payments.

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

On September 30, 2013, we received payment of $7,724,826 (the “Judgment Amount”) from BD pursuant to a stipulation in the patent infringement case Retractable Technologies, Inc. and Thomas Shaw v. Becton Dickinson and Company, Civil Action No. 2:07-cv-250, in the U.S. District Court for the Eastern District of Texas, Marshall Division.  The Judgment Amount is included as income in the second quarter of 2015 due to the conclusion of the case and related appeals.  Prior to the second quarter of 2015, the Judgment Amount had been shown as a liability on the balance sheet.  The Judgment Amount is only related to the patent infringement portion of the claims against BD.

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

CAPITAL RESOURCES

We are purchasing two molding machines for $276 thousand.  We have also purchased assembly equipment for our EasyPointTM product for $1.0 million.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.       Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the second quarter of 2015 or subsequent to June 30, 2015 in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Working Capital Restrictions and Limitations on the Payment of Dividends

As of June 25, 2015, the Board of Directors declared a dividend to the Series I Class B and Series II Class B Convertible Preferred Shareholders in the aggregate amount of $56,363.  This dividend was paid on July 20, 2015.

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

Item 3.       Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

For the six months ended June 30, 2015, the amount of dividends in arrears was $12,313 and the total arrearage was $12,313 as of June 30, 2015.

Series II Class B Convertible Preferred Stock

For the six months ended June 30, 2015, the amount of dividends in arrears was $44,050 and the total arrearage was $44,050 as of June 30, 2015.

Series III Class B Convertible Preferred Stock

For the six months ended June 30, 2015, the amount of dividends in arrears was $65,122 and the total arrearage was $3,822,331 as of June 30, 2015.

Series IV Class B Convertible Preferred Stock

For the six months ended June 30, 2015, the amount of dividends in arrears was $271,250 and the total arrearage was $8,237,448 as of June 30, 2015.

Series V Class B Convertible Preferred Stock

For the six months ended June 30, 2015, the amount of dividends in arrears was $6,400 and the total arrearage was $961,386 as of June 30, 2015.

Item 5.       Other Information.

Our annual meeting of shareholders will be held on September 4, 2015 at 10:00 a.m. Central time and we are soliciting the vote of shareholders of Common Stock with regard to the election of Class 1 Directors.  The Proxy Statement has been delivered via the notice and access method, meaning most Common Stockholders will generally only receive a short notice notifying them of where they can download copies of the proxy materials.  Shareholders desiring paper copies of the proxy materials may request them.

Item 6.       Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Statements of Operations for the six months and three months ended June 30, 2015 and 2014, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	August 14, 2015	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

		BY:	/s/ DOUGLAS W. COWAN
DOUGLAS W. COWAN VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER