Form 10-Q/A
period 2015-06-30
RETRACTABLE TECHNOLOGIES INC
filed 2015-11-13
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Retractable Technologies, Inc. (the “Company”) for the quarterly period ended June 30, 2015 as originally filed with the U.S. Securities and Exchange Commission on August 14, 2015 (the “Original Report”) is being filed to restate the Company’s previously issued unaudited condensed financial statements as of and for the three and six months ended June 30, 2015 (the “Affected Periods”) and the related notes to the unaudited condensed financial statements, and to revise related disclosures, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and Controls and Procedures for the Affected Periods, in each case, solely as a result of, and to reflect, the modifications made to the restated financial statements.

On November 10, 2015, the Company, together with its Audit Committee, concluded that investors should no longer rely on the previously issued unaudited condensed financial statements for the Affected Periods in the Original Report.  The Company reached its conclusion after discussion with its Audit Committee and a joint discussion with its independent registered public accounting firm.  The Company also identified a material weakness in its internal controls as of June 30, 2015.  The Company is taking steps to remediate this weakness.

As discussed in Note 9 to the restated unaudited condensed financial statements, in the course of preparing the condensed financial statements as of and for the three and nine months ended September 30, 2015, the Company discovered an error in the total amount of raw materials in the detailed subsidiary ledger as of June 30, 2015.  The Company’s raw materials subsidiary ledger is in a spreadsheet format. Such error resulted from an incorrect summation of individual inventory amounts in the spreadsheet.  This resulted in the recording of incorrect raw materials and cost of goods sold amounts in the Company’s general ledger which was used to prepare the unaudited condensed financial statements in the Original Report.  Consequently, raw materials inventories were understated by $596,000 as of June 30, 2015 and cost of goods sold was overstated by $596,000 for the Affected Periods.

This Form 10-Q/A sets forth only those items of the Original Report that have been amended and, other than as described above, none of the other disclosures in the Original Report have been amended or updated.  As a result, this Form 10-Q/A speaks as of the date of the filing of the Original Report, August 14, 2015, and the disclosures contained in this Form 10-Q/A have not been updated to reflect events occurring subsequent to that date, other than those associated with the restatement.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q/A

For the Quarterly Period Ended June 30, 2015

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2015
	(unaudited)
	(Restated)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$19,715,134	$22,128,977
Restricted cash	601,492	600,897
Accounts receivable, net	3,820,681	5,642,091
Inventories, net	6,100,764	4,663,548
Other current assets	1,028,821	1,194,055
Total current assets	31,266,892	34,229,568

Property, plant, and equipment, net	11,116,806	10,852,853
Intangible and other assets, net	266,057	270,693
Total assets	$42,649,755	$45,353,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,307,497	$5,142,796
Litigation proceeds subject to stipulation	—	7,724,826
Current portion of long-term debt	154,391	149,744
Accrued compensation	770,176	504,188
Dividends payable	56,363	—
Accrued royalties to shareholders	557,959	787,434
Other accrued liabilities	1,086,842	782,322
Income taxes payable	10,397	8,290
Total current liabilities	6,943,625	15,099,600

Long-term debt, net of current maturities	3,345,585	3,425,028
Total liabilities	10,289,210	18,524,628

Commitments and contingencies — see Note 6

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	98,500	98,500
Series II, Class B	176,200	176,200
Series III, Class B	129,245	130,245
Series IV, Class B	542,500	542,500
Series V, Class B	40,000	40,000
Common stock, no par value	—	—
Additional paid-in capital	59,312,543	59,273,769
Retained deficit	(26,841,834)	(32,336,119)
Common stock in treasury – at cost	(1,096,609)	(1,096,609)
Total stockholders’ equity	32,360,545	26,828,486
Total liabilities and stockholders’ equity	$42,649,755	$45,353,114

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2015	Three Months Ended		Six Months Ended June 30, 2015	Six Months Ended
	(Restated)	June 30, 2014		(Restated)	June 30, 2014

Sales, net	$6,715,470	$6,876,362		$12,894,046	$12,916,740
Cost of sales:
Cost of manufactured product	3,556,282	4,097,143		6,818,289	7,917,927
Royalty expense to shareholders	557,959	601,295		1,076,241	1,097,537
Total cost of sales	4,114,241	4,698,438		7,894,530	9,015,464
Gross profit	2,601,229	2,177,924		4,999,516	3,901,276

Operating expenses:
Sales and marketing	1,012,105	1,062,825		1,871,269	2,159,519
Research and development	167,678	192,237		283,984	376,961
General and administrative	2,661,768	2,263,211		4,979,682	4,694,889
Total operating expenses	3,841,551	3,518,273		7,134,935	7,231,369
Loss from operations	(1,240,322)	(1,340,349)		(2,135,419)	(3,330,093)

Litigation proceeds	7,724,826	—		7,724,826	—

Interest and other income	9,314	8,436		15,920	18,832
Interest expense, net	(53,143)	(56,035)		(106,953)	(113,203)
Net income (loss) before income taxes	6,440,675	(1,387,948)		5,498,374	(3,424,464)
Provision for income taxes	2,045	1,875		4,089	3,751
Net income (loss)	6,438,630	(1,389,823)		5,494,285	(3,428,215)
Preferred stock dividend requirements	(227,554)	(228,999)		(455,303)	(457,998)
Earnings (loss) applicable to common shareholders	$6,211,076	$(1,618,822	) $	5,038,982	$(3,886,213)

Basic earnings (loss) per share	$0.22	$(0.06	) $	0.18	$(0.14)

Diluted earnings (loss) per share	$0.21	$(0.06	) $	0.17	$(0.14)

Weighted average common shares outstanding:
Basic	27,741,052	27,332,483		27,702,276	27,295,586
Diluted	29,432,468	27,332,483		29,411,606	27,295,586

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2015	Six Months Ended
	(Restated)	June 30, 2014
Cash flows from operating activities
Net income (loss)	$5,494,285	$(3,428,215)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Provision for doubtful accounts	125,000	—
Depreciation and amortization	433,894	595,172
(Increase) decrease in assets:
Inventories	(1,437,216)	384,187
Accounts receivable	1,696,410	(606,471)
Other current assets	165,234	481,439
Increase (decrease) in liabilities:
Accounts payable	(835,299)	(300,843)
Litigation proceeds subject to stipulation	(7,724,826)	—
Other accrued liabilities	341,033	(773,732)
Income taxes payable	2,107	(84,290)
Net cash used by operating activities	(1,739,378)	(3,732,753)

Cash flows from investing activities
Purchase of property, plant, and equipment	(693,211)	(962,279)
Change in restricted cash	(595)	(600,000)
Net cash used by investing activities	(693,806)	(1,562,279)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(74,795)	(145,754)
Proceeds from the exercise of stock options	264,953	175,081
Payment of Preferred Stock dividends	(170,817)	(115,226)
Net cash provided (used) by financing activities	19,341	(85,899)

Net decrease in cash and cash equivalents	(2,413,843)	(5,380,931)

Cash and cash equivalents at:
Beginning of period	22,128,977	27,629,359
End of period	$19,715,134	$22,248,428

Supplemental schedule of cash flow information:
Interest paid	$106,953	$113,203
Income taxes paid	$1,981	$91,210

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$56,363	$57,613

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

	Three Months Ended June 30, 2015 (Restated)	Three Months Ended June 30, 2014		Six Months Ended June 30, 2015 (Restated)	Six Months Ended June 30, 2014
Net income (loss)	$6,438,630	$(1,389,823	) $	5,494,285	$(3,428,215)
Preferred dividend requirements	(227,554)	(228,999)		(455,303)	(457,998)
Earnings (loss) applicable to common shareholders after assumed conversions	$6,211,076	$(1,618,822	) $	5,038,982	$(3,886,213)
Average common shares outstanding	27,741,052	27,332,483		27,702,276	27,295,586
Average common and common equivalent shares outstanding - assuming dilution	29,432,468	27,332,483		29,411,606	27,295,586
Basic earnings (loss) per share	$0.22	$(0.06	) $	0.18	$(0.14)
Diluted earnings (loss) per share	$0.21	$(0.06	) $	0.17	$(0.14)

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

3.	INVENTORIES

Inventories consist of the following:

	June 30, 2015
	(Restated)	December 31, 2014
Raw materials	$1,693,048	$1,510,225
Finished goods	5,089,110	3,834,717
	6,782,158	5,344,942
Inventory reserve	(681,394)	(681,394)
	$6,100,764	$4,663,548

4.	INCOME TAXES

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

9.                          RESTATEMENT OF FINANCIAL STATEMENTS

On November 10, 2015, the Company, together with its Audit Committee, concluded that investors should no longer rely on the previously issued unaudited condensed financial statements as of and for the three and six months ended June 30, 2015 (the “Affected Periods”) in the Original Report.  The Company reached its conclusion after discussion with its Audit Committee and a joint discussion with its independent registered public accounting firm.  The Company also identified a material weakness in its internal controls as of June 30, 2015.  The Company is taking steps to remediate this weakness.

In the course of preparing the condensed financial statements as of and for the three and nine months ended September 30, 2015, the Company discovered an error in the total amount of raw materials in the detailed subsidiary ledger as of June 30, 2015.  The Company’s raw materials subsidiary ledger is in a spreadsheet format. Such error resulted from an incorrect summation of individual inventory amounts in the spreadsheet.  This resulted in the recording of incorrect raw materials and cost of goods sold amounts in the Company’s general ledger which was used to prepare the unaudited condensed financial statements in the Original Report.  Consequently, raw materials inventories were understated by $596,000 as of June 30, 2015 and cost of goods sold was overstated by $596,000 for the Affected Periods.

The following table illustrates the effect on each restated line item:

	As of June 30, 2015

Condensed Balance Sheets	Previously Reported	Adjustments	As Restated
Inventories, net	$5,504,764	$596,000	$6,100,764
Total current assets	$30,670,892	$596,000	$31,266,892
Total assets	$42,053,755	$596,000	$42,649,755
Retained deficit	$(27,437,834)	$596,000	$(26,841,834)
Total stockholders’ equity	$31,764,545	$596,000	$32,360,545
Total liabilities and stockholders’ equity	$42,053,755	$596,000	$42,649,755

	For the Three Months Ended June 30, 2015

Condensed Statements of Operations	Previously Reported	Adjustments	As Restated

Cost of manufactured product	$4,152,282	$(596,000)	$3,556,282
Total cost of sales	$4,710,241	$(596,000)	$4,114,241
Gross profit	$2,005,229	$596,000	$2,601,229
Loss from operations	$(1,836,322)	$596,000	$(1,240,322)
Net income (loss) before income taxes	$5,844,675	$596,000	$6,440,675
Net income (loss)	$5,842,630	$596,000	$6,438,630
Earnings (loss) applicable to common shareholders	$5,615,076	$596,000	$6,211,076
Basic earnings (loss) per share	$0.20		$0.22
Diluted earnings (loss) per share	$0.19		$0.21

	For the Six Months Ended June 30, 2015

Condensed Statements of Operations	Previously Reported	Adjustments	As Restated

Cost of manufactured product	$7,414,289	$(596,000)	$6,818,289
Total cost of sales	$8,490,530	$(596,000)	$7,894,530
Gross profit	$4,403,516	$596,000	$4,999,516
Loss from operations	$(2,731,419)	$596,000	$(2,135,419)
Net income (loss) before income taxes	$4,902,374	$596,000	$5,498,374

	For the Six Months Ended June 30, 2015

Condensed Statements of Operations	Previously Reported	Adjustments	As Restated
Net income (loss)	$4,898,285	$596,000	$5,494,285
Earnings (loss) applicable to common shareholders	$4,442,982	$596,000	$5,038,982
Basic earnings (loss) per share	$0.16		$0.18
Diluted earnings (loss) per share	$0.15		$0.17

	For the Six Months Ended June 30, 2015

Condensed Statements of Cash Flows	Previously Reported	Adjustments	As Restated
Net income (loss)	$4,898,285	$596,000	$5,494,285
Inventories	$(841,216)	$(596,000)	$(1,437,216)

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

Any forward-looking statements herein speak only as of August 14, 2015, the date of filing the Original Report on Form 10-Q.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2015 and June 30, 2014 (as restated)

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

Gross Profit and Cost of Sales

Gross profit increased 19.4% primarily due to lower Cost of manufactured product.

The Cost of manufactured product decreased by 13.2% due to lower volume and decreased unit cost.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense decreased 7.2% due to lower gross sales.

Operating Expenses

Operating expenses increased 9.2% or $323 thousand.  The increase was due to donations of product, product development costs, severance costs, and travel.

Litigation Proceeds

A non-recurring recognition of $7,724,826 received from BD pursuant to the patent infringement portion of a case discussed above had a significant impact on second quarter 2015 income.

Loss from Operations

Our operating loss was $1.2 million compared to an operating loss for the same period last year of $1.3 million due primarily to higher gross profit mitigated by higher operating expenses.

Income Taxes

Our effective tax rate on the net earnings (loss) before income taxes was 0.0% and (0.1)% for the three months ended June 30, 2015 and June 30, 2014, respectively.

Comparison of Six Months Ended June 30, 2015 and June 30, 2014 (as restated)

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

Gross Profit and Cost of Sales

Gross profit increased 28.2% primarily due to lower cost of manufactured product.

The Cost of manufactured product decreased 13.9% due to the lower unit cost of manufacture and lower volumes sold.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense decreased 1.9% due to lower gross sales.

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

Loss from Operations

Our operating loss was $2.1 million compared to an operating loss for the same period last year of $3.3 million due primarily to improved gross profit and lower operating expenses.

Income Taxes

Our effective tax rate on the net earnings (loss) before income taxes was 0.1% and (0.1)% for the six months ended June 30, 2015 and June 30, 2014, respectively.

Discussion of Balance Sheet and Statement of Cash Flow Items

Our balance sheet remains strong with cash making up 47.6% of total assets.  Working capital was $24.3 million at June 30, 2015, an increase of $5.2 million from December 31, 2014.  The recognition of $7,724,826 received from BD pursuant to the patent infringement portion of a case discussed above had a significant impact on the balance sheet at June 30, 2015, reducing current liabilities and increasing stockholders’ equity.

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

Item 4.                     Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that our disclosures and controls had a material weakness.  This weakness was discovered during the preparation of the financial statements for the period ended September 30, 2015.  It was found that inventories were understated at June 30, 2015.  Our level of supervision and the length of our review of the financial statements will be increased, as discussed below.

Changes in Internal Control Over Financial Reporting

There were no changes during the second quarter of 2015 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  However, beginning November 10, 2015, additional senior members of the accounting team, including the CFO, will analyze critical accounting procedures and related calculations for completeness and accuracy.  Furthermore, the information necessary to perform such analysis will be developed in a more timely basis.  We believe these steps will strengthen our internal control over financial reporting.

We are committed to a strong internal control environment and will continue to review the effectiveness of our internal controls over financial reporting and other disclosure controls as procedures.  As we continue to evaluate and work to improve our internal control over financial reporting, Management may determine to take additional measures.

PART II—OTHER INFORMATION

Item 6.                     Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q/A for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Statements of Operations for the six months and three months ended June 30, 2015 and 2014, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	November 13, 2015	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

		BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER