Form 10-Q
period 2015-09-30
RETRACTABLE TECHNOLOGIES INC
filed 2015-11-16
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,891,874 shares of Common Stock, no par value, outstanding on November 2, 2015.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2015

PART I—FINANCIAL INFORMATION

Item 1.                     Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2015
	(unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$19,703,945	$22,128,977
Restricted cash	—	600,897
Accounts receivable, net	5,027,043	5,642,091
Inventories, net	6,111,034	4,663,548
Other current assets	774,817	1,194,055
Total current assets	31,616,839	34,229,568

Property, plant, and equipment, net	11,478,045	10,852,853
Intangible and other assets, net	263,760	270,693
Total assets	$43,358,644	$45,353,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,105,807	$5,142,796
Litigation proceeds subject to stipulation	—	7,724,826
Current portion of long-term debt	246,110	149,744
Accrued compensation	630,050	504,188
Dividends payable	56,363	—
Accrued royalties to shareholders	770,197	787,434
Other accrued liabilities	994,821	782,322
Income taxes payable	5,405	8,290
Total current liabilities	7,808,753	15,099,600

Long-term debt, net of current maturities	3,481,555	3,425,028
Total liabilities	11,290,308	18,524,628

Commitments and contingencies — see Note 6

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	98,500	98,500
Series II, Class B	176,200	176,200
Series III, Class B	129,245	130,245
Series IV, Class B	542,500	542,500
Series V, Class B	40,000	40,000
Common stock, no par value	—	—
Additional paid-in capital	58,178,551	59,273,769
Retained deficit	(27,096,660)	(32,336,119)
Common stock in treasury — at cost	—	(1,096,609)
Total stockholders’ equity	32,068,336	26,828,486
Total liabilities and stockholders’ equity	$43,358,644	$45,353,114

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Sales, net	$9,482,866	$10,886,680	$22,376,912	$23,803,420
Cost of sales:
Cost of manufactured product	5,489,151	6,191,232	12,307,440	14,109,159
Royalty expense to shareholders	770,197	843,730	1,846,438	1,941,267
Total cost of sales	6,259,348	7,034,962	14,153,878	16,050,426
Gross profit	3,223,518	3,851,718	8,223,034	7,752,994

Operating expenses:
Sales and marketing	954,955	919,842	2,826,224	3,079,361
Research and development	125,780	129,189	409,764	506,150
General and administrative	2,342,165	2,381,799	7,321,847	7,076,688
Total operating expenses	3,422,900	3,430,830	10,557,835	10,662,199
Income (loss) from operations	(199,382)	420,888	(2,334,801)	(2,909,205)

Litigation proceeds	—	—	7,724,826	—

Interest and other income	4,916	7,598	20,836	26,430
Interest expense, net	(58,316)	(55,185)	(165,269)	(168,388)
Income (loss) before income taxes	(252,782)	373,301	5,245,592	(3,051,163)
Provision for income taxes	2,044	1,876	6,133	5,627
Net income (loss)	(254,826)	371,425	5,239,459	(3,056,790)
Preferred stock dividend requirements	(227,499)	(228,999)	(682,802)	(686,997)
Income (loss) applicable to common shareholders	$(482,325)	$142,426	$4,556,657	$(3,743,787)

Basic earnings (loss) per share	$(0.02)	$0.01	$0.16	$(0.14)

Diluted earnings (loss) per share	$(0.02)	$0.00	$0.15	$(0.14)

Weighted average common shares outstanding:
Basic	27,873,447	27,394,061	27,759,333	27,326,966
Diluted	27,873,447	29,173,359	29,436,008	27,326,966

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cash flows from operating activities
Net income (loss)	$5,239,459	$(3,056,790)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Provision for doubtful accounts	141,000	—
Depreciation and amortization	645,038	835,163
(Increase) decrease in assets:
Inventories	(1,447,486)	868,864
Accounts receivable	474,048	(2,672,064)
Other current assets	419,238	460,769
Increase (decrease) in liabilities:
Accounts payable	(36,989)	912,974
Litigation proceeds subject to stipulation	(7,724,826)	—
Other accrued liabilities	321,124	(1,099,026)
Income taxes payable	(2,885)	(85,233)
Net cash used by operating activities	(1,972,279)	(3,835,343)

Cash flows from investing activities
Purchase of property, plant, and equipment	(1,263,296)	(970,170)
Changes in restricted cash	600,897	(600,594)
Net cash used by investing activities	(662,399)	(1,570,764)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(123,602)	(200,236)
Proceeds from the exercise of stock options	283,933	223,680
Proceeds from long-term debt	276,495	—
Payment of Preferred Stock dividends	(227,180)	(172,839)
Net cash provided (used) by financing activities	209,646	(149,395)

Net decrease in cash and cash equivalents	(2,425,032)	(5,555,502)

Cash and cash equivalents at:
Beginning of period	22,128,977	27,629,359
End of period	$19,703,945	$22,073,857

Supplemental schedule of cash flow information:
Interest paid	$165,269	$168,388
Income taxes paid	$9,017	$94,029

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$56,363	$—

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

The following table reflects our significant customers for the first three and nine months of 2015 and 2014:

	Three Months ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014
Number of significant customers	2	3	2	2
Aggregate dollar amount of net sales to significant customers	$5.1 million	$6.0 million	$10.3 million	$9.0 million
Percentage of net sales to significant customers	53.5%	55.0%	46.0%	37.6%

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 78.2% and 70.8% of its VanishPoint® finished products in the first nine months of 2015 and 2014, respectively, from its primary Chinese manufacturer.  Purchases from this Chinese manufacturer aggregated 82.4% and 78.3% of VanishPoint® finished products in the three month periods ended September 30, 2015 and 2014, respectively.  In the event that the Company becomes unable to purchase products from its primary Chinese manufacturer, the Company would need to find an alternate manufacturer for its 0.5mL insulin syringe, its 2mL, 5mL, and 10mL syringes and its autodisable syringe and increase domestic production for 1mL and 3mL syringes.

Revenue recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company.  If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Balance Sheets and deducted from revenues in the Statements of Operations.  Accounts payable included estimated contractual allowances for $3,923,870 and $4,160,099 as of September 30, 2015 and December 31, 2014, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  Any product shipped or distributed for evaluation purposes is expensed.

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

The Company’s domestic return policy is set forth in its standard Distribution Agreement.  This policy provides that a customer may return incorrect shipments within 10 days following arrival at the distributor’s facility.  In all such cases, the distributor must obtain an authorization code from the Company and affix the code to the returned product.  The Company will not accept returned goods without a returned goods authorization number.  The Company may refund the customer’s money or replace the product.

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

On September 30, 2013, the Company received payment of $7,724,826 (the “Judgment Amount”) from Becton, Dickinson and Company (“BD”) pursuant to a stipulation in the patent infringement case Retractable Technologies, Inc. and Thomas Shaw v. Becton Dickinson and Company, Civil Action No. 2:07-cv-250, in the U.S. District Court for the Eastern District of Texas, Marshall Division.  The Judgment Amount was included as income in the second quarter of 2015 due to the conclusion of the case and related appeals.  Prior to the second quarter of 2015, the Judgment Amount had been shown as a liability on the balance sheet.

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

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock.  The calculation of diluted EPS excluded 1,853,154 shares of Common Stock underlying issued and outstanding stock options for the nine months ended September 30, 2014 as the effect was antidilutive.  The calculation of diluted EPS excluded 1,648,401 shares of Common Stock underlying issued and outstanding stock options for the three months ended September 30, 2015 as the effect was antidilutive.  The potential dilution, if any, is shown on the following schedule:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net income (loss)	$(254,826)	$371,425	$5,239,459	$(3,056,790)
Preferred dividend requirements	(227,499)	(228,999)	(682,802)	(686,997)
Earnings (loss) applicable to common shareholders after assumed conversions	$(482,325)	$142,426	$4,556,657	$(3,743,787)
Average common shares outstanding	27,873,447	27,394,061	27,759,333	27,326,966
Average common and common equivalent shares outstanding – assuming dilution	27,873,447	29,173,359	29,436,008	27,326,966
Basic earnings (loss) per share	$(0.02)	$0.01	$0.16	$(0.14)
Diluted earnings (loss) per share	$(0.02)	$0.00	$0.15	$(0.14)

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

3.                    INVENTORIES

Inventories consist of the following:

	September 30, 2015	December 31, 2014
Raw materials	$1,749,335	$1,510,225
Finished goods	5,043,093	3,834,717
	6,792,428	5,344,942
Inventory reserve	(681,394)	(681,394)
	$6,111,034	$4,663,548

4.	INCOME TAXES

The Company’s effective tax rate on the net earnings (loss) before income taxes was 0.1% and (0.2)% for the nine months ended September 30, 2015 and September 30, 2014, respectively.  For the three months ended September 30, 2015 and September 30, 2014, the Company’s effective tax rate on the net earnings (loss) before income taxes was (0.8)% and 0.5%, respectively.

5.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2015	December 31, 2014
Prepayments from customers	$366,085	$435,821
Accrued property taxes	299,076	7,554
Accrued professional fees	188,127	201,866
Other accrued expenses	141,533	137,081
	$994,821	$782,322

6.	COMMITMENTS AND CONTINGENCIES

In May 2010, the Company and an officer’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The trial commenced on September 9, 2013 in the U.S. District Court for the Eastern District of Texas, Tyler Division, and the jury found that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded the Company $113,508,014 in damages, which was trebled pursuant to statute.  The Court granted injunctive relief to take effect January 15, 2015.  In doing so, the Court found that BD’s business practices limited innovation, including false advertisements that suppressed sales of the VanishPoint®.  The specific injunctive relief includes: (1) enjoining BD’s use of “World’s Sharpest Needle” or any similar assertion of superior sharpness; (2) requiring notification to all customers who purchased BD syringe products from July 2, 2004 to date that BD wrongfully claimed that its syringe needles were sharper and that its statement that it had “data on file” was false and misleading; (3) requiring notification to employees, customers, distributors, GPOs, and government agencies that the deadspace of the VanishPoint® has been within ISO standards since 2004 and that BD overstated the deadspace of the VanishPoint® to represent that it was higher than some of BD’s syringes when it was actually less, and that BD’s statement that it had “data on file” was false and misleading, and, in addition, posting this notice on its website for a period of three years; (4) enjoining BD from advertising that its syringe products save medication as compared to VanishPoint® products for a period of three years; (5) requiring notification to all employees, customers, distributors, GPOs, and government agencies that BD’s website, cost calculator, printed materials, and oral representations alleging BD’s syringes save medication as compared to the VanishPoint® were based on false and inaccurate measurement of the VanishPoint®, and, in addition, posting this notice on its website for a period of three years; and (6) requiring the implementation of a comprehensive training program for BD employees and distributors that specifically instructs them not to use old marketing materials and not to make false representations regarding VanishPoint® syringes.  Final judgment was entered on January 15, 2015, awarding the Company $340,524,042 in damages and $11,722,823 in attorneys’ fees, as well as granting injunctive relief consistent with the orders as indicated above.  The parties stipulated that the amount of litigation costs recoverable by the Company is $295,000.  On January 14, 2015, the District Court stayed the portion of the injunctive relief that requires BD to notify end-user customers but also ordered BD to comply with internal correction activities as well as mandatory disclosures as set out above to its employees, customers, distributors and Group Purchasing Organizations.  BD filed an appeal of that ruling with the 5th Circuit Court of Appeals and that appeal was denied on February 3, 2015.  On February 12, 2015, BD filed a motion to amend the judgment directed most specifically to the issue of award of prejudgment interest.  On April 23, 2015, the Court entered an Amended Final Judgment that removed prejudgment interest but kept all other monetary and injunctive relief the same as was granted in the original Final Judgment.  BD filed its brief in the appeal on July 20, 2015.  The Company filed its responsive brief on September 18, 2015 and BD filed its brief in reply on October 19, 2015 to complete the briefing.  Based on current information, oral argument is expected during the first quarter of 2016.  In many cases, the 5th Circuit Court of Appeals issues its decision several months after oral argument, but there is no set time limit.

In September 2007, BD and MDC Investment Holdings, Inc. (“MDC”) sued the Company in the United States District Court for the Eastern District of Texas, Texarkana Division, initially alleging that the Company is infringing two U.S. patents of MDC (6,179,812 and 7,090,656) that are licensed to BD.  BD and MDC seek injunctive relief and unspecified damages.  The Company counterclaimed for declarations of non-infringement, invalidity, and unenforceability of the asserted patents.  The plaintiffs subsequently dropped allegations with regard to patent no. 7,090,656 and the Company subsequently dropped its counterclaims for unenforceability of the asserted patents.  On June 30, 2015, the Court ordered that further proceedings in this matter be stayed and that this case remain administratively closed until resolution of all appeals in the case detailed in the first paragraph of this Note 6.

7.	BUSINESS SEGMENTS

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
U.S. sales	$6,152,873	$8,264,437	$17,423,389	$18,372,109
North and South America sales (excluding U.S.)	3,065,507	2,479,666	4,345,044	4,477,311
Other international sales	264,486	142,577	608,479	954,000
Total sales	$9,482,866	$10,886,680	$22,376,912	$23,803,420

	September 30, 2015	December 31, 2014
Long-lived assets
U.S.	$11,286,141	$10,642,859
International	$191,904	$209,994

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

On March 24, 2015, the Board of Directors declared dividends on the Series I Class B Preferred Stock in the amount of $37,891 which were paid on April 30, 2015.  The Company also declared and paid dividends to Series II Class B Preferred Stockholders in the amount of $132,926 on the same dates.  As of June 25, 2015, the Board of Directors declared dividends on the Series I Class B Preferred Stock in the amount of $12,313 which were paid on July 20, 2015.  The Company also declared and paid dividends to the Series II Class B Preferred Stockholders in the amount of $44,050 on the same dates.  As of September 25, 2015, the Board of Directors declared dividends on the Series I Class B Preferred Stock in the amount of $12,313 which were paid on October 22, 2015.  The Company also declared and paid dividends to the Series II Class B Preferred Stockholders in the amount of $44,050 on the same dates.

9.	TREASURY SHARES

The Board of Directors of the Company cancelled all treasury shares effective August 11, 2015.

10.	SUBSEQUENT EVENTS

The Company caused a restatement of the Form 10-Q for the period ended June 30, 2015 to be filed with the U.S. Securities and Exchange Commission on November 13, 2015 due to a misstatement in inventories and Costs of goods sold.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, our ability to maintain liquidity, our maintenance of patent protection, the impact of current litigation, our ability to maintain favorable third party manufacturing and supplier arrangements and relationships, our ability to quickly increase capacity in response to an increase in demand, our ability to access the market, our ability to maintain or lower production costs, our ability to continue to finance research and development as well as operations and expansion of production, the continuing interest of larger market players, specifically Becton, Dickinson and Company (“BD”), in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors in Part II.  Given these uncertainties, undue reliance should not be placed on forward-looking statements.

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997.  Safety syringes comprised 98.1% of our sales in the first nine months of 2015.  We also manufacture and market the blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.

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

On September 30, 2013, we received payment of $7,724,826 (the “Judgment Amount”) from BD pursuant to a stipulation in the patent infringement case Retractable Technologies, Inc. and Thomas Shaw v. Becton Dickinson and Company, Civil Action No. 2:07-cv-250, in the U.S. District Court for the Eastern District of Texas, Marshall Division.  The Judgment Amount was included as income in the second quarter of 2015 due to the conclusion of the case and related appeals.  Prior to the second quarter of 2015, the Judgment Amount had been shown as a liability on the balance sheet.

In 2014, we took steps to decrease our non-litigation legal costs.  In accordance with these steps, our non-litigation legal costs were reduced by approximately $130 thousand in 2015.  We continue to evaluate these costs.  Additionally, since the beginning of 2014, we have reduced our workforce.  Steven R. Wisner, a former executive officer, resigned on May 29, 2015 and was granted a one-time payment in connection therewith.  The combined effect of both the lower non-litigation costs and the reduced workforce, offset by the payment to Mr. Wisner, was approximately $275 thousand for the nine months ended September 30, 2015.  In the future, if such cost cutting measures prove insufficient, we may reduce other operating expenses, further reduce the workforce, further reduce the salaries of officers as well as other employees, and/or defer royalty payments.

Section 4191 of the Internal Revenue Code, enacted by the Health Care and Education Reconciliation Act of 2010 in conjunction with the Patient Protection and Affordable Care Act provides for an excise tax of 2.3% on medical devices.  At the present time, the excise tax is applicable to domestic sales of our products, except those which are sold to exempt organizations.  The majority of our sales are domestic and not in the retail market.  The tax is imposed on sales, not profits.  We have not passed this tax along to our customers.  We expect the impact of this tax to be approximately $600 thousand in 2015, net of expected refunds attributable to rebate credits.  We received a refund of $287 thousand in the third quarter of 2015.  We filed for refunds for $400 thousand in the third quarter of 2015 attributable to 2014 rebates.

Product purchases from our primary Chinese manufacturer have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the first nine months of 2015, our primary Chinese manufacturer produced approximately 78.2% of our VanishPoint® units.  In the event that we become unable to purchase products from our primary Chinese manufacturer, we would need to find an alternate manufacturer for the 0.5mL insulin syringe, the 0.5mL autodisable syringe, and the 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.

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

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Dollar amounts have been rounded for ease of reading.  All period references are to the periods ended September 30, 2015 or 2014.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2015 and September 30, 2014

Sales

Domestic sales accounted for 64.9% and 75.9% of the revenues for the three months ended September 30, 2015 and 2014, respectively.  Domestic revenues decreased 25.6% principally due to lower volume of unit sales.  Domestic unit sales decreased 22.4%.  Domestic unit sales were 52.2% of total unit sales for the three months ended September 30, 2015.  International revenue and unit sales increased 27.0% and 25.0%, respectively, due to fluctuation in units sold and a slight uptick in average sales price.  Our international orders may be subject to significant fluctuation over time.  Overall unit sales decreased 5.2%.

Gross Profit and Cost of Sales

Gross profit decreased 16.3% primarily due to decreased sales volume and average price.

The Cost of manufactured product decreased by 11.3% due to fewer units sold and lower cost of manufacture.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense decreased 8.7% due to lower gross revenues.

Operating Expenses

Operating expenses decreased 0.2% or $8 thousand.  The decrease was due to lower travel and entertainment costs and medical device excise tax, offset by increased Sales and marketing costs and office expenses.

Loss from Operations

Our operating loss was $199 thousand compared to a gain from operations of $421 thousand for the same period last year due primarily to lower gross profit.

Income Taxes

Our effective tax rate on the net earnings (loss) before income taxes was (0.8)% and 0.5% for the three months ended September 30, 2015 and September 30, 2014, respectively.

Comparison of Nine Months Ended September 30, 2015 and September 30, 2014

Sales

Domestic sales accounted for 77.9% and 77.2% of the revenues for the nine months ended September 30, 2015 and 2014, respectively.  Domestic revenues decreased 3.2% principally due to lower unit sales mitigated by slightly higher average sales prices.  Domestic unit sales decreased 8.1%.  Domestic unit sales were 66.4% of total unit sales for the nine months ended September 30, 2015.  International revenue and unit sales decreased 8.8% and 1.3%, respectively, due to lower average sales prices and lower volumes.  Our international orders may be subject to significant fluctuation over time.  Overall unit sales decreased 5.9%.

Gross Profit and Cost of Sales

Gross profit increased 6.1% primarily due to lower costs of manufacturing.

The Cost of manufactured product decreased by 12.8% due to lower manufacturing cost and fewer units sold.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense decreased 4.9% due to lower gross sales.

Operating Expenses

Operating expenses decreased 1.0% or $104 thousand.  The decrease was due to lower compensation costs, legal fees, and medical device excise tax.  These reductions were mitigated by higher severance costs, donations of product, and additional bad debt accrual.

Litigation Proceeds

A non-recurring recognition of $7,724,826 received from BD in the second quarter of 2015 pursuant to a patent infringement case had a significant impact on income for the nine months ended September 30, 2015.

Loss from Operations

Our operating loss was $2.3 million compared to an operating loss for the same period last year of $2.9 million due primarily to lower manufacturing costs.

Income Taxes

Our effective tax rate on the net earnings (loss) before income taxes was 0.1% and (0.2)% for the nine months ended September 30, 2015 and September 30, 2014, respectively.

Discussion of Balance Sheet and Statement of Cash Flow Items

Our balance sheet remains strong with cash making up 45.4% of total assets.  Working capital was $23.8 million at September 30, 2015, an increase of $4.7 million from December 31, 2014.  The recognition of $7,724,826 received from BD pursuant to a patent infringement case had a significant impact on the balance sheet at September 30, 2015, reducing current liabilities and increasing stockholders’ equity.

Approximately $2.0 million in cash flow in the nine months ended September 30, 2015 was used by operating activities.

LIQUIDITY

At the present time, Management does not intend to raise equity capital.  Due to the funds received from prior litigation, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing, when available, as the primary ongoing sources of cash. Our ability to obtain additional funds through loans is uncertain.  Our financial statements do not reflect a 2015 judgment in our favor for $352 million plus post-judgment interest.

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

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable manufacturing arrangements and relationships could result in the need to manufacture all (as opposed to 21.7%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

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

On September 30, 2013, we received payment of $7,724,826 (the “Judgment Amount”) from BD pursuant to a stipulation in the patent infringement case Retractable Technologies, Inc. and Thomas Shaw v. Becton Dickinson and Company, Civil Action No. 2:07-cv-250, in the U.S. District Court for the Eastern District of Texas, Marshall Division.  The Judgment Amount was included as income in the second quarter of 2015 due to the conclusion of the case and related appeals.  Prior to the second quarter of 2015, the Judgment Amount had been shown as a liability on the balance sheet.

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

CAPITAL RESOURCES

We purchased two molding machines for $276 thousand.  We have also purchased assembly equipment for our EasyPointTM product for $1.0 million.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based upon this evaluation, the CEO and CFO concluded that our disclosures and controls had a material weakness.  This weakness was discovered during the preparation of the financial statements for the period ended September 30, 2015.  It was found that inventories were understated at June 30, 2015 and the change is reflected in our amended Form 10-Q/A for the period ended June 30, 2015 filed with the U.S. Securities and Exchange Commission on November 13, 2015.  Our level of supervision and the length of our review of the financial statements will be increased, as discussed below.

Changes in Internal Control Over Financial Reporting

There were no changes during the third quarter of 2015 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  However, beginning November 10, 2015, additional senior members of the accounting team, including the CFO, will analyze critical accounting procedures and related calculations for completeness and accuracy.  Furthermore, the information necessary to perform such analysis will be developed in a more timely basis.  We believe these steps will strengthen our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Working Capital Restrictions and Limitations on the Payment of Dividends

As of September 25, 2015, the Board of Directors declared a dividend to the Series I Class B and Series II Class B Convertible Preferred Shareholders in the aggregate amount of $56,363.  This dividend was paid on October 22, 2015.

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

Item 3.       Defaults Upon Senior Securities.

Series I Class B Convertible Preferred Stock

For the nine months ended September 30, 2015, the amount of dividends in arrears was $12,313 and the total arrearage was $12,313 as of September 30, 2015.

Series II Class B Convertible Preferred Stock

For the nine months ended September 30, 2015, the amount of dividends in arrears was $44,050 and the total arrearage was $44,050 as of September 30, 2015.

Series III Class B Convertible Preferred Stock

For the nine months ended September 30, 2015, the amount of dividends in arrears was $97,239 and the total arrearage was $3,854,447 as of September 30, 2015.

Series IV Class B Convertible Preferred Stock

For the nine months ended September 30, 2015, the amount of dividends in arrears was $406,875 and the total arrearage was $8,373,073 as of September 30, 2015.

Series V Class B Convertible Preferred Stock

For the nine months ended September 30, 2015, the amount of dividends in arrears was $9,600 and the total arrearage was $964,586 as of September 30, 2015.

Item 6.       Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

Exhibit No.	Description of Document

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Statements of Operations for the nine months and three months ended September 30, 2015 and 2014, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	November 16, 2015	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

		BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER