Form 10-K
period 2015-12-31
RETRACTABLE TECHNOLOGIES INC
filed 2016-03-30
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The aggregate market value of the common equity held by non-affiliates as of June 30, 2015 was $56,495,482, assuming a closing price of $3.80 and outstanding shares held by non-affiliates of 14,867,232.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 1, 2016, there were 28,619,874 shares of our Common Stock outstanding.

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

None except exhibits.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2015

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

We have designed, developed, and currently market the VanishPoint® and Patient Safe® products.  The VanishPoint® products are designed specifically to prevent needlestick injuries and to prevent reuse.  The patented designs permit the automated retraction of the needle directly from the patient after completion of the procedure.

Our VanishPoint® safety products currently consist of tuberculin, insulin, and allergy antigen VanishPoint®  syringes; 0.5mL, 1 mL, 2mL, 3mL, 5mL, and 10mL VanishPoint® syringes; and the VanishPoint® autodisable syringe.

We also sell the VanishPoint® IV catheter; the VanishPoint® blood collection tube holder; and the VanishPoint® blood collection set.

The Patient Safe® syringe embodies a unique patented design and protects patients by reducing the risk of bloodstream infections resulting from catheter hub contamination.  Our Patient Safe® products currently consist of 3mL, 5mL, 10mL, 20mL, 30mL, 60mL syringes and the Patient Safe® Luer cap.

On June 17, 2014, we received notice of substantial equivalence from the Food and Drug Administration for the EasyPoint™  needle.  The EasyPoint™  is a retractable needle that can be used with Luer lock syringes, Luer slip syringes, and prefill syringes to give injections.  The EasyPoint™  needle can also be used to aspirate fluids and blood collection.  We have completed installation and validation of the equipment.  We are currently building stock for product release.

We currently have under development additional safety products that add to or build upon or current product line offering.  These products include: retractable needles and syringes, glass syringes, dental syringes, IV catheter introducers, and blood collection sets.

Our products have been and continue to be distributed nationally through numerous distributors.  However, we have been blocked from access to the market by the marketing practices engaged in by BD which dominates our market.  We initiated a lawsuit in 2007 against BD.  As previously reported, the District Court granted us a final judgment for $352 million plus post-judgment interest as well as some injunctive relief.  We have not received any payments pursuant to this judgment.  BD has appealed to the United States Court of Appeals for the Fifth Circuit.  Oral argument was heard on February 29, 2016 and we are still waiting for the appellate decision.  An earlier portion of the same case dealt with patent infringement charges against BD.  In that portion of the case, the Federal Circuit determined that BD’s 1mL Integra syringe violated our patents but that BD’s 3mL Integra did not infringe our patents.  The District Court had awarded us $5 million plus prejudgment and post-judgment interest based on the finding of infringement by the jury.  We received payment of $7,724,826 (the “Judgment Amount”) from BD in connection with such award.  The Judgment Amount was recognized on the income statement in the second quarter of 2015 as the case was concluded with no change to the damages that were awarded.

We continue to attempt to gain access to the market through our sales efforts, our innovative technology, introduction of new products, and, when necessary, litigation.

Section 4191 of the Internal Revenue Code, enacted by the Health Care and Education Reconciliation Act of 2010 in conjunction with the Patient Protection and Affordable Care Act (“PPACA”), provides for an excise tax of 2.3% on medical devices.  The impact of this tax was $360,000 in 2015, $856,000 in 2014, and $758,000 in 2013, and is net of expected refunds attributable to rebate credits.  The Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law on December 18, 2015, includes a two year moratorium on the medical device excise tax imposed by Internal Revenue Code section 4191.  Thus, the medical device excise tax does not apply to the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016 and ending on December 31, 2017.

In 2014, we took steps to decrease our non-litigation legal costs by approximately $1.1 million.  Additionally, effective May 9, 2014, we reduced our workforce by 13.7% in an effort to cut costs.  In 2015, we further reduced our workforce.  The net effect of the lower non-litigation costs and the reduced workforce, offset by a payment to a former executive, was approximately $450,000 in 2015.

We exchanged 728,000 shares of Common Stock for 200,000 shares of our Series IV Class B Convertible Preferred Stock as of November 30, 2015 pursuant to an agreement with a shareholder.  Such shareholder agreed to waive all unpaid dividends in arrears associated with the tendered preferred stock, equaling $3,094,795.  Future dividend requirements of $200,000 per year are avoided as a result of this transaction.

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

Syringe sales comprised 98.6%, 97.3%, and 98.2% of revenues in 2013, 2014, and 2015, respectively.

Principal Markets

Our products are sold to and used by healthcare providers primarily in the U.S. (with 22.1% of revenues in 2015 generated from sales outside the U.S.) which include, but are not limited to, acute care hospitals, alternate care facilities, doctors’ offices, clinics, emergency centers, surgical centers, long-term care facilities, Veterans Administration facilities, military organizations, public health facilities, and prisons.

The need to change to safety devices is due to the risk that is carried with each needlestick injury which includes the potential transmission of over 20 bloodborne pathogens, including the human immunodeficiency virus (“HIV,” which causes AIDS), hepatitis B, and hepatitis C.  Because of the occupational and public health hazards posed by conventional disposable syringes, public health policy makers, domestic organizations, and government agencies have been involved in the effort to get more effective safety needle products to healthcare workers.  Federal legislation was signed into law on November 6, 2000, by former President William Jefferson Clinton.  This legislation, which became effective for most states on April 12, 2001, requires safety needle products be used for the vast majority of procedures.  However, even with this requirement, some hospitals are neglecting to follow the law intended to protect healthcare workers.

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

We have numerous agreements with organizations for the distribution of our products in foreign markets.  In Canada, the provinces of Alberta, Manitoba, Ontario, and Saskatchewan have passed laws or regulations regarding healthcare worker safety and the use of safe needle products.  The European Union has issued Directive 2010/32/EU regarding safe procedures and the use of safe needle products to prevent needlestick injuries.  Brazil is the only country in Latin America that has initiated a regulation requiring the use of safe needle products to prevent needlestick injuries.  The Australian states of New South Wales, Queensland, and Victoria have guidelines or directives regarding the prevention of needlestick injuries.

Key components of our strategy to increase our market share are to: (a) defeat anticompetitive practices through litigation; (b) focus on methods of upgrading our manufacturing capability and efficiency in order to enable us to reduce costs and improve profit margins; (c) continue marketing emphasis in the U.S.; (d) continue to add Veterans Administration facilities, health departments, emergency medical services, federal prisons, long-term care, home healthcare facilities, and retail pharmacies as customers; (e) educate healthcare providers, insurers, healthcare workers, government agencies, government officials, and the general public on the reduction of risk and the cost effectiveness afforded by our products; (f) market product through GPO contracts and supply Integrated Delivery Networks where possible; (g) consider possibilities for future licensing agreements and joint venture agreements for the manufacture and distribution of safety products in the U.S. and abroad; (h) introduce new products; and (i) increase international sales.

Status of Publicly Announced New Products

We have applied for patent protection and are in the process of developing additional safety medical products.

On June 17, 2014, we received notice of substantial equivalence from the Food and Drug Administration for the EasyPoint™  needle.  The EasyPoint™  is a retractable needle that can be used with Luer lock syringes, Luer slip syringes, and prefill syringes to give injections.  The EasyPoint™  needle can also be used to aspirate fluids and blood collection.  We have completed installation and validation of the equipment.  We are currently building stock for product release.

Sources and Availability of Raw Materials

We purchase most of our product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  We own the molds that are used to manufacture the plastic components of our products in the U.S.  Our current suppliers include Channel Prime Alliance, PolyOne Corporation, Sterigenics, Amcor Flexibles, Bemis Healthcare Packaging, and Kovacmed.

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

As amended, the Technology License Agreement encompasses the Core Technology, all technology and knowhow arising out of the Core Technology that has been developed since its inception, all related future improvements, and all the related domestic and foreign patents and patent applications naming Mr. Shaw as an inventor.  The knowhow component is broadly defined to include both technical and valuable proprietary business information.  Under the Technology License Agreement, Mr. Shaw has granted the Company an exclusive worldwide license in the inventions and under his related patent rights to manufacture, market, sell and distribute the licensed technology and improvements that perform the same function in a better or more economical way.  The Company has the right to grant sublicenses and assign the Technology License Agreement subject to Mr. Shaw’s approval.  The term of the Technology License Agreement is coextensive with the life of the patent rights that are subject to it.

In return for the rights granted, the Company paid Mr. Shaw an initial licensing fee and pays a continuing 5% royalty on gross sales, as well as the costs of obtaining and maintaining the patents subject to the license.  The Company has reserved the right to control patent prosecution and the right not to pursue or maintain any patent or patent application, in which case the rights in any non-elected technology revert to Mr. Shaw and are excluded from the license.  The Technology License Agreement also acknowledges a march-in right held by the U.S. government as a result of federal funding that was provided under Small Business Innovation Research grants made during the early development of what later became the Company’s VanishPoint® product line.

The Company holds exclusive rights under domestic and foreign patents and has pending applications related to the technology embodied in products that are currently marketed.  The Company also holds rights related to new products under development.  The patents exclusively licensed by the Company have varying remaining terms and expiration dates.  While patents covering some features of the VanishPoint® syringes have recently expired or will expire during 2016, another patent with a later expiration date will continue to provide patent coverage for VanishPoint® syringes until 2020.

The Company has also registered the following trade names and trademarks: VanishPoint®, Easy Point™, Patient Safe®, VanishPoint® logos, RT with a circle mark, the Spiral Logo used in packaging VanishPoint® products, the color coded spots on the ends of our VanishPoint® syringes and others.  The Company has also obtained federal trademark protection for the slogan “The New Standard for Safety.”

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

Working Capital Practices

Cash and cash equivalents include unrestricted cash, restricted cash, money market accounts, and investments with original maturities of three months or less.  Restricted cash consisted of a demand deposit used to collateralize a Letter of Credit issued by us for the purchase of manufacturing equipment.  The Letter of Credit was utilized in 2015.

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

Accounts payable and other short-term liabilities include amounts that we believe we have an obligation for at the end of year.  These included charges for goods or services received in 2015 but not billed to us at the end of the year.  It also included estimates of potential liabilities such as rebates and other fees.

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

Dependence on Major Customers

Two customers accounted for an aggregate of 45.7% of our revenue in 2015.  We have numerous other customers and distributors that sell our products in the U.S. and internationally.

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

Competitive Conditions

Our products are sold to and used by healthcare providers primarily in the U.S. (with 22.1% of revenues in 2015 generated from sales outside the U.S.) which include, but are not limited to, acute care hospitals, alternate care facilities, doctors’ offices, clinics, emergency centers, surgical centers, long-term care facilities, Veterans Administration facilities, military organizations, public health facilities, and prisons.

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

Major domestic competitors include BD and Medtronic Minimally Invasive Therapies (“Medtronic,” formerly known as Covidien).  Terumo Medical Corp., Smiths Medical, and B Braun are additional competitors with smaller market shares.

Founded in 1897, BD is headquartered in New Jersey.  BD’s safety-engineered device sales accounted for approximately 25.3% of BD’s total 2015 sales.  BD’s classification of safety-engineered devices include the SafetyLok™ syringe, which features a tubular plastic sheath that must be manually slid over the needle after removal from the patient, and the SafetyGlide™ hypodermic needle which utilizes a manually activated hinged lever to cover the needle tip after removal from the patient.  BD markets the SafetyGlide™ blood collection set that has a manually activated cover designed to extend over the needle after use.  The BD Eclipse™ safety blood collection needle and hypodermic needle is also designed to manually cover the needle after removal from the patient.  BD manufactures the Integra™ 3mL retracting needle and syringe product, as well as a spring activated Vacutainer® Passive Shielding Blood Collection Needle and spring activated retracting Vacutainer® blood collection set.  BD’s “Vacutainer®” brand name is commonly used as industry jargon to refer to blood collection products in general.

Medtronic offers the Monoject® safety syringe, which, like the BD SafetyLok™, requires the use of two hands to manually extend the tubular plastic shield to cover the needle after removal from the patient.  Medtronic also markets the Magellan™ needle, similar to BD’s SafetyGlide™ needle, which has a manually activated hinged lever to cover the needle tip after removal from the patient.

Many of BD’s and Medtronic’s products result in exposure to the contaminated needle or allow for needle removal and potential syringe reuse.

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

BD and Medtronic have controlling U.S. market share; greater financial resources; larger and more established sales, marketing, and distribution organizations; and greater market influence, including long-term and/or exclusive contracts.  Additionally, BD may be able to use its resources to improve its products through research or acquisitions or develop new products, which may compete with our products.

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

Research and Development

We spent $608,000; $617,000; and $837,000 in 2015, 2014, and 2013, respectively, on research and development.  Costs in 2015 were primarily for compensation and related benefits, along with engineering samples and testing. Our ongoing research and development activities are performed by an internal research and development staff and includes developing process improvements for current and future automated machines.  Our limited access to the market has slowed the introduction of products.

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

Employees

As of March 1, 2016, we had 136 employees.  134 of such employees were full time employees.

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

	2015	2014	2013
U.S. sales	$23,029,976	$27,649,974	$24,843,200
North and South America sales (excluding U.S.)	5,668,785	5,651,426	4,453,151
Other international sales	853,439	1,219,230	1,488,776
Total sales	$29,552,200	$34,520,630	$30,785,127

Long-lived assets
U.S.	$11,282,192	$10,642,859	$10,676,053
International	$185,869	$209,994	$234,119

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

We Compete in an Anticompetitive Marketplace

We operate in an environment that is dominated by BD, the major syringe manufacturer in the U.S.  We initiated a lawsuit in 2007 against BD.  The suit was for patent infringement, antitrust practices, and false advertising.  The court severed the patent claims from the other claims pending resolution of the patent dispute.  The antitrust and false advertising claims resulted in a final judgment for $352 million plus prejudgment and post-judgment interest as well as some injunctive relief.  We have not received any of the amounts indicated by the District Court in its final judgment.  BD has appealed to the United States Court of Appeals for the Fifth Circuit.  Oral argument was heard on February 29, 2016 and we are still waiting for the appellate decision.

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

The Company holds exclusive rights under domestic and foreign patents and has pending applications related to the technology embodied in products that are currently marketed.  The Company also holds rights related to new products under development.  The patents exclusively licensed by the Company have varying remaining terms and expiration dates.  While patents covering some features of the VanishPoint® syringes have recently expired or will expire during 2016, another patent with a later expiration date will continue to provide patent coverage for VanishPoint® syringes until 2020.

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

Our Patents Are Subject to Litigation

We have been sued by BD and MDC Investment Holdings, Inc. for patent infringement.  This case is has been administratively closed until the appeal is resolved in our case against BD.  Patent litigation and challenges involving our patents are costly and unpredictable and may deprive us of market exclusivity for a patented product or, in some cases, third party patents may prevent us from marketing and selling a product in a particular geographic area.

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

The Majority of Our Sales Are Filled Using One Third Party Manufacturer

Most international syringe sales, as well as a substantial portion of domestic sales, are filled by production from a Chinese manufacturer.  In the event that we become unable to purchase such product from our Chinese manufacturer, we would need to find an alternate manufacturer for the 0.5mL insulin syringe, the 0.5mL autodisable syringe, and the 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.  Even with increased domestic production, we may not be able to avoid a disruption in supply. In 2015, the 1mL and 3mL syringes made up 94.5% of our unit sales and 91.5% of our revenues.

Fluctuations in Supplies of Inventory Could Temporarily Increase Costs

Fluctuations in the cost and availability of raw materials and inventory and the ability to maintain favorable third party manufacturing arrangements and relationships could result in the need to manufacture all of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

We Are Controlled by One Shareholder

Thomas J. Shaw, our President and Chief Executive Officer, would have investment or voting power over a total of 49.5% of the outstanding Common Stock if he exercised his options as of March 1, 2016.  Mr. Shaw will, therefore, have the ability to direct our operations and financial affairs and to substantially influence the election of members of our Board of Directors.  His interests may not always coincide with the Company’s interests or the interests of other stockholders.  This concentration of ownership, for example, may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially adversely affect the market price of our Common Stock.  Mr. Shaw’s rights under the Technology License Agreement, as the owner of the technology we produce, present similar conflicts of interest.

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

Item 1B. Unresolved Staff Comments.

Not applicable and none.

Item 2. Properties.

Our headquarters is located at 511 Lobo Lane, on 35 acres, which we own, overlooking Lake Lewisville in Little Elm, Texas.  The headquarters is in good condition and house our administrative offices and manufacturing facility.  The manufacturing facility produced approximately 21.9% of the units that were manufactured in 2015.  In the event that we become unable to purchase product from our Chinese manufacturer, we would need to find an alternate manufacturer for the 0.5mL insulin syringe, the 0.5mL autodisable syringe, and the 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.  The 5mL and 10mL syringes are sold principally in the international market.  In 2015, we used approximately 25.6% of our current U.S. productive capacity for VanishPoint® syringes.

A loan in the original principal amount of $4,210,000 is secured by our land and buildings.  See Note 7 to our financial statements for more information.

In the opinion of Management, the property and equipment are suitable for their intended use and are adequately covered by an insurance policy.

Item 3. Legal Proceedings.

In May 2010, our and Mr. Shaw’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The trial commenced on September 9, 2013 in the U.S. District Court for the Eastern District of Texas, Tyler Division, and the jury found that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded us $113,508,014 in damages, which was trebled pursuant to statute.  The Court granted injunctive relief to take effect January 15, 2015.  In doing so, the Court found that BD’s business practices limited innovation, including false advertisements that suppressed sales of the VanishPoint®.  The specific injunctive relief includes: (1) enjoining BD’s use of “World’s Sharpest Needle” or any similar assertion of superior sharpness; (2) requiring notification to all customers who purchased BD syringe products from July 2, 2004 to date that BD wrongfully claimed that its syringe needles were sharper and that its statement that it had “data on file” was false and misleading; (3) requiring notification to employees, customers, distributors, GPOs, and government agencies that the deadspace of the VanishPoint® has been within ISO standards since 2004 and that BD overstated the deadspace of the VanishPoint® to represent that it was higher than some of BD’s syringes when it was actually less, and that BD’s statement that it had “data on file” was false and misleading, and, in addition, posting this notice on its website for a period of three years; (4) enjoining BD from advertising that its syringe products save medication as compared to VanishPoint® products for a period of three years; (5) requiring notification to all employees, customers, distributors, GPOs, and government agencies that BD’s website, cost calculator, printed materials, and oral representations alleging BD’s syringes save medication as compared to the VanishPoint® were based on false and inaccurate measurement of the VanishPoint®, and, in addition, posting this notice on its website for a period of three years; and (6) requiring the implementation of a comprehensive training program for BD employees and distributors that specifically instructs them not to use old marketing materials and not to make false representations regarding VanishPoint® syringes.  Final judgment was entered on January 15, 2015, awarding us $340,524,042 in damages and $11,722,823 in attorneys’ fees, as well as granting injunctive relief consistent with the orders as indicated above.  The parties stipulated that the amount of litigation costs recoverable by us is $295,000.  On January 14, 2015, the District Court stayed the portion of the injunctive relief that requires BD to notify end-user customers but also ordered BD to comply with internal correction activities as well as mandatory disclosures as set out above to its employees, customers, distributors and Group Purchasing Organizations.  BD filed an appeal of that ruling with the 5th Circuit Court of Appeals and that appeal was denied on February 3, 2015.  On February 12, 2015, BD filed a motion to amend the judgment directed most specifically to the issue of award of prejudgment interest.  On April 23, 2015, the Court entered an Amended Final Judgment that removed prejudgment interest but kept all other monetary and injunctive relief the same as was granted in the original Final Judgment.  BD filed its brief in the appeal on July 20, 2015.  We filed our responsive brief on September 18, 2015 and BD filed its brief in reply on October 19, 2015 to complete the briefing.  Oral argument occurred on Monday, February 29, 2016.  In many cases the 5th Circuit Court of Appeals issues its decision several months after oral argument, but there is no set time limit.

In September 2007, BD and MDC Investment Holdings, Inc. (“MDC”) sued us in the United States District Court for the Eastern District of Texas, Texarkana Division, initially alleging that we are infringing two U.S. patents of MDC (6,179,812 and 7,090,656) that are licensed to BD.  BD and MDC seek injunctive relief and unspecified damages.  We counterclaimed for declarations of non-infringement, invalidity, and unenforceability of the asserted patents.  The plaintiffs subsequently dropped allegations with regard to patent no. 7,090,656 and we subsequently dropped our counterclaims for unenforceability of the asserted patents.  On June 30, 2015, the Court ordered that further proceedings in this matter be stayed and that this case remain administratively closed until resolution of all appeals in the case detailed in the preceding paragraph.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our Common Stock has been listed on the NYSE MKT (or its predecessor entities) under the symbol “RVP” since May 4, 2001.  Our closing price on March 1, 2016, was $2.40 per share.  Shown below are the high and low sales prices of our Common Stock as reported by the NYSE MKT for each quarter of the last two fiscal years:

2015	High	Low
Fourth Quarter	$3.85	$2.77
Third Quarter	$4.34	$3.60
Second Quarter	$4.55	$3.73
First Quarter	$5.70	$3.80

2014	High	Low
Fourth Quarter	$5.39	$3.31
Third Quarter	$3.27	$2.54
Second Quarter	$3.74	$2.50
First Quarter	$4.00	$2.93

SHAREHOLDERS

As of March 1, 2016, there were 28,619,874 shares of Common Stock held by 204 shareholders of record not including shareholders who beneficially own Common Stock held in nominee or “street name.”

DIVIDENDS

We have not ever declared or paid any dividends on the Common Stock.  We have no current plans to pay any cash dividends on the Common Stock.  We intend to retain all earnings, except those required to be paid to the holders of the Preferred Stock as resources allow, to support operations and future growth.  Dividends on Common Stock cannot be paid so long as preferred dividends are unpaid.  As of December 31, 2015, there was an aggregate of $10.3 million in preferred dividends in arrears.  As of December 31, 2014, there was an aggregate of $12.8 million in preferred dividends in arrears.

EQUITY COMPENSATION PLAN INFORMATION

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for a chart describing compensation plans under which equity securities are authorized.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return for our Common Stock from December 31, 2010 to December 31, 2015, to the total returns for the Russell Microcap® and Becton, Dickinson and Company (or “BDX”), a peer issuer.  The graph assumes an investment of $100 in the aforementioned equities as of December 31, 2010, and that all dividends are reinvested.

RECENT SALES OF UNREGISTERED SECURITIES

We exchanged 728,000 shares of Common Stock for 200,000 shares of our Series IV Class B Convertible Preferred Stock as of November 30, 2015 pursuant to an agreement with a shareholder.  Such shareholder agreed to waive all unpaid dividends in arrears associated with the tendered preferred stock, equaling $3,094,795.  Future dividend requirements of $200,000 per year are avoided as a result of this transaction.  This transaction was exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act because the securities were exchanged with an existing security holder exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

As discussed immediately above, 200,000 shares of our Preferred Stock were purchased by us as of November 30, 2015 in exchange for 728,000 shares of our Common Stock.

Item 6. Selected Financial Data.

The following selected financial data is qualified by reference to, and should be read in conjunction with, our audited financial statements and the notes to those statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.  The selected Statements of Operations data presented below for the years ended December 31, 2012 and 2011 and the Balance Sheet data as of December 31, 2013, 2012, and 2011 have been derived from our audited financial statements, which are not included herein.

(In thousands except for earnings per share, shares, and percentages)*

	As of and for the Years Ended December 31,
	2015	2014	2013	2012	2011
Sales, net	$29,552	$34,521	$30,785	$33,644	$32,102
Cost of sales	18,987	22,499	20,475	22,468	21,199
Gross profit	10,565	12,022	10,310	11,176	10,903
Total operating expenses	13,773	14,180	16,241	15,115	14,993
Loss from operations	(3,208)	(2,158)	(5,931)	(3,939)	(4,090)
Interest income	25	34	39	47	63
Interest expense, net	(220)	(223)	(231)	(231)	(241)
Litigation proceeds	7,725	—	—	—	—
Litigation settlements, net	—	—	—	—	5,700
Income (loss) before income taxes	4,322	(2,347)	(6,123)	(4,123)	1,432
Provision (benefit) for income taxes	8	8	91	10	14
Net income (loss)	4,314	(2,355)	(6,214)	(4,133)	1,418
Deemed capital contribution on extinguishment of preferred stock	2,306	—	—	—	—
Preferred Stock dividend requirements	(709)	(915)	(916)	(918)	(964)
Income (loss) applicable to common shareholders	$5,911	$(3,270)	$(7,130)	$(5,051)	$454
Earnings (loss) per share — basic	$0.21	$(0.12)	$(0.26)	$(0.19)	$0.02
Earnings (loss) per share — diluted	$0.20	$(0.12)	$(0.26)	$(0.19)	$0.02
Weighted average shares outstanding — basic	27,822,593	27,375,450	26,999,698	26,219,728	24,171,238

Weighted average shares outstanding — diluted	29,481,294	27,375,450	26,999,698	26,219,728	26,354,786

Current assets	$30,810	$34,230	$37,907	$35,441	$35,903
Current liabilities	$8,096	$15,100	$16,621	$8,077	$6,125
Property, plant, and equipment, net	$11,468	$10,853	$10,910	$11,900	$12,654
Total assets	$42,541	$45,353	$49,097	$47,632	$48,920
Long-term debt, net of current maturities	$3,417	$3,425	$3,577	$3,826	$4,143
Stockholders’ equity	$31,028	$26,828	$28,900	$35,729	$38,651
Redeemable Preferred Stock (in shares)	781,445	987,445	994,945	1,001,552	1,001,552
Capital leases	—	—	—	—	—
Cash dividends per common share	$—	$—	$—	$—	$—
Gross profit margin	35.8%	34.8%	33.5%	33.2%	34.0%

*                                         Events that could affect the trends indicated above include continued reductions in manufacturing costs, changing average sales prices, changing raw material cost, the gaining of market access, the effect of injunctive relief, protection of our patents, foreign currency exchange rates, the Medical Device Excise Tax, the impact of flu season requirements, new or changing regulations, and new products.  As our products are made from petroleum products, the changing cost of oil and transportation may have an impact on our costs to the extent increases may not be recoverable through price increases of our products and reductions in oil prices may not quickly affect petroleum product prices.  Receipt of settlement proceeds and option payments from Abbott and Hospira positively affected 2011 results.  Our purchase in 2011 of a total of 1,277,464 shares of our Preferred Stock (which purchase required the selling Preferred Stockholder to waive all unpaid dividends in arrears) in exchange for our Common Stock and cash have reduced our Preferred Stock Dividend Requirements.  Our similar purchase of 200,000 of our Preferred Stock in 2015 also reduced Preferred Stock Dividend Requirements.  The receipt of $7,724,826 from BD pursuant to litigation affects both the current assets and current liabilities in 2013 and 2014.  The recognition of the $7,724,826 in the second quarter of 2015 had a significant impact on 2015 income.  The introduction of the Medical Device Excise Tax in 2013 affects comparability between 2013 and prior years.  The Medical Device Excise Tax was suspended for two years beginning January 1, 2016.  In 2014, we took steps to decrease our non-litigation legal costs by approximately $1.1 million.  Additionally, in 2014, we reduced our workforce by 13.7% in an effort to cut costs.  A 2015 judgment in our favor for $352 million is not included in the data presented and, if received, could materially affect our future financial condition.

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

Overview

We have been manufacturing and marketing our products since 1997.  Safety syringes comprised 98.2% of our sales in 2015.  We also manufacture and market the blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.

On June 17, 2014, we received notice of substantial equivalence from the Food and Drug Administration for the EasyPoint™  needle.  The EasyPoint™  is a retractable needle that can be used with Luer lock syringes, Luer slip syringes, and prefill syringes to give injections.  The EasyPoint™  needle can also be used to aspirate fluids and blood collection.  We have completed installation and validation of the equipment.  We are currently building stock for product release.

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.

Our products have been and continue to be distributed nationally and internationally through numerous distributors.  Although we have made limited progress in some areas, such as the alternate care market, our volumes are not as high as they should be given the nature and quality of our products and the federal and state legislation requiring the use of safe needle devices. The alternate care market is composed of facilities that provide long-term nursing and out-patient surgery, emergency care, physician services, health clinics, and retail pharmacies.

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

BD has appealed to the United States Court of Appeals for the Fifth Circuit.  Oral argument was heard on February 29, 2016 and no order has issued.

On September 30, 2013, we received payment of $7,724,826 (the “Judgment Amount”) from BD pursuant to a stipulation in the patent infringement case Retractable Technologies, Inc. and Thomas Shaw v. Becton Dickinson and Company, Civil Action No. 2:07-cv-250, in the U.S. District Court for the Eastern District of Texas,

Marshall Division.  The Judgment Amount was included as income in the second quarter of 2015 due to the conclusion of the case and related appeals.  Prior to the second quarter of 2015, the Judgment Amount had been shown as a liability on the balance sheet since we were paid the Judgment Amount and the litigation did not come to a final conclusion until the second quarter of 2015.

In 2014, we took steps to decrease our non-litigation legal costs by approximately $1.1 million.  Additionally, effective May 9, 2014, we reduced our workforce by 13.7% in an effort to cut costs.  In 2015, we further reduced our workforce, including our acceptance of the resignation of Steven R. Wisner, a former executive officer, on May 29, 2015.  Mr. Wisner was granted a one-time payment in connection with his resignation.  The net effect of the lower non-litigation costs and the reduced workforce, offset by the payment to Mr. Wisner, was approximately $450,000 in 2015.  In the future, if such cost cutting measures prove insufficient, we may reduce the number of units being produced, further reduce the workforce, further reduce the salaries of officers as well as other employees, and/or defer royalty payments.

Section 4191 of the Internal Revenue Code, enacted by the Health Care and Education Reconciliation Act of 2010 in conjunction with the Patient Protection and Affordable Care Act provides for an excise tax of 2.3% on medical devices.  The excise tax was applicable to domestic sales of our products, except those which are sold to exempt organizations.  The majority of our sales are domestic and not in the retail market.  The tax was imposed on sales, not profits.  We have not passed this tax along to our customers.  The impact of this tax was $360,000 in 2015, $856,000 in 2014, and $758,000 in 2013, and is net of expected refunds attributable to rebate credits.  The Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law on December 18, 2015, includes a two year moratorium on the medical device excise tax imposed by Internal Revenue Code section 4191.  Thus, the medical device excise tax does not apply to the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016 and ending on December 31, 2017.

We exchanged 728,000 shares of Common Stock for 200,000 shares of our Series IV Class B Convertible Preferred Stock as of November 30, 2015 pursuant to an agreement with a shareholder.  Such shareholder agreed to waive all unpaid dividends in arrears associated with the tendered preferred stock, equaling $3,094,795.  Future dividend requirements of $200,000 per year are avoided as a result of this transaction.

Product purchases from our primary Chinese manufacturer have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In 2015, our Chinese manufacturer produced approximately 77.7% of our VanishPoint® finished products.  In the event that we become unable to purchase products from our primary Chinese manufacturer, we would need to find an alternate manufacturer for the 0.5mL insulin syringe, the 0.5mL autodisable syringe, and the 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.

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

RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements.  All period references are to our fiscal years ended December 2015, 2014, or 2013.  Dollar amounts have been rounded for ease of reading.

Comparison of Year Ended

December 31, 2015 and Year Ended December 31, 2014

Domestic sales accounted for 77.9% and 80.1% of the revenues in 2015 and 2014, respectively.  Domestic revenues decreased 16.7% principally due to reduced flu demand.  Domestic unit sales decreased 17.6%.  Domestic unit sales were 67.0% of total unit sales for 2015.  International revenues decreased from $6.9 million in 2014 to $6.5 million in 2015, primarily due to more restrictive qualification requirements by the Company.  Overall unit sales decreased 11.9%.  Our international orders may be subject to significant fluctuation over time.  Such orders may fluctuate due to health initiatives at various times as well as economic conditions.

Cost of sales decreased $3.3 million principally due to lower volumes.  Royalty expense decreased $251 thousand due to decreased gross sales.  Gross profit margins increased from 34.8% in 2014 to 35.8% in 2015.

Operating expenses decreased 2.9% from the prior year due to decreased Medical Device Excise Taxes attributable to refunds, lower compensation costs, and lower travel and entertainment costs.

A non-recurring recognition of $7,724,826 received from BD in the second quarter of 2015 pursuant to a patent infringement case had a significant impact on 2015 income.  Recognizing this payment also significantly decreased 2015 current liabilities on the Balance Sheets.

The loss from operations was $3.2 million in 2015 compared to an operating loss of $2.2 million in 2014.

Earnings per share were positively affected by our acquisition of 200,000 shares of Series IV Class B Convertible Preferred Stock. Under the guidelines of ASC 260-10-S99-2, Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, we reflected the gain on extinguishment of this preferred stock in net income per common stockholder used to calculate earnings per share.

Cash flow from operations was a negative $3.3 million for 2015 due primarily to the loss from operations and changes in working capital, namely increased inventories and other current assets, mitigated by a decrease in Accounts receivable and an increase in Accounts payable.

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

The loss from operations was $2.2 million in 2014 compared to an operating loss of $5.9 million in 2013, a 63.6% decrease.

Cash flow from operations was a negative $3.9 million for 2014 due primarily to our increase in accounts receivable, decrease in current liabilities, and our loss from operations, mitigated by a decrease in inventory and depreciation.

LIQUIDITY AND CAPITAL RESOURCES

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

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable manufacturing arrangements and relationships could result in the need to manufacture all (as opposed to 78.2%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

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

On September 30, 2013, we received payment of $7,724,826 (the “Judgment Amount”) from BD pursuant to a stipulation in the patent infringement case Retractable Technologies, Inc. and Thomas Shaw v. Becton Dickinson and Company, Civil Action No. 2:07-cv-250, in the U.S. District Court for the Eastern District of Texas, Marshall Division.  The Judgment Amount was included as income in the second quarter of 2015 due to the conclusion of the case and related appeals.  Prior to the second quarter of 2015, the Judgment Amount had been shown as a liability on the balance sheet since we were paid the Judgment Amount and the litigation did not come to a final conclusion until the second quarter of 2015.  After the matter was concluded, we recognized the proceeds as income.

In our litigation against BD alleging anticompetitive conduct and false advertising, a final judgment for $352 million plus post-judgment interest and costs as well as some injunctive relief has been granted by the District Court.  We have not received any of the amounts indicated by the District Court in its final judgment.  BD is currently under court order to make certain disclosures regarding its exclusionary conduct to a specified class of distributors and customers.  BD has appealed to the United States Court of Appeals for the Fifth Circuit.  Oral argument was heard on February 29, 2016 and no order has issued.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

Contractual Obligations and Commercial Commitments

The following chart summarizes our material obligations and commitments to make future payments under contracts for long-term debt as of December 31, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Long-term debt	$3,666,820	$249,349	$498,806	$2,918,665	$—
Operating leases	396,967	74,772	156,346	165,849	—
Total	$4,063,787	$324,121	$655,152	$3,084,514	$—

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

DECEMBER 31, 2015 AND 2014

RETRACTABLE TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Retractable Technologies, Inc.

We have audited the accompanying balance sheets of Retractable Technologies, Inc. as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedule of Retractable Technologies, Inc., listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Retractable Technologies, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ CF & Co., L.L.P.
CF & Co., L.L.P.
Dallas, Texas
March 30, 2016

RETRACTABLE TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$18,045,044	$22,128,977
Restricted cash	—	600,897
Accounts receivable, net of allowance for doubtful accounts of $1,795,481 and $1,725,806, respectively	4,900,997	5,642,091
Inventories, net	6,296,625	4,663,548
Other current assets	1,568,032	1,194,055
Total current assets	30,810,698	34,229,568

Property, plant, and equipment, net	11,468,061	10,852,853
Intangible and other assets, net	262,105	270,693
Total assets	$42,540,864	$45,353,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,697,518	$5,142,796
Litigation proceeds subject to stipulation	—	7,724,826
Current portion of long-term debt	249,349	149,744
Accrued compensation	763,576	504,188
Dividends payable	55,414	—
Accrued royalties to shareholders	631,145	787,434
Other accrued liabilities	690,535	782,322
Income taxes payable	8,176	8,290
Total current liabilities	8,095,713	15,099,600

Long-term debt, net of current maturities	3,417,471	3,425,028
Total liabilities	11,513,184	18,524,628

Commitments and contingencies — See Note 8

Stockholders’ equity:
Preferred Stock $1 par value:
Class B; authorized: 5,000,000 shares
Series I, Class B; outstanding: 98,500 shares (liquidation preference of $615,625)	98,500	98,500
Series II, Class B; outstanding 171,200 and 176,200 shares, respectively (liquidation preference of $2,140,000 and $2,202,500, respectively)	171,200	176,200
Series III, Class B; outstanding: 129,245 and 130,245 shares, respectively (liquidation preference of $1,615,563 and $1,628,063, respectively)	129,245	130,245
Series IV, Class B; outstanding: 342,500 and 542,500 shares, respectively (liquidation preference of $3,767,500 and $5,967,500, respectively)	342,500	542,500
Series V, Class B; outstanding: 40,000 (liquidation preference of $176,000)	40,000	40,000
Common Stock, no par value; authorized: 100,000,000 shares; outstanding: 28,619,874 and 27,613,397 shares, respectively	—	—
Additional paid-in capital	58,268,036	59,273,769
Retained deficit	(28,021,801)	(32,336,119)
Common stock in treasury - at cost; 0 and 722,920 shares, respectively	—	(1,096,609)
Total stockholders’ equity	31,027,680	26,828,486
Total liabilities and stockholders’ equity	$42,540,864	$45,353,114

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
Sales, net	$29,552,200	$34,520,630	$30,785,127
Cost of Sales
Costs of manufactured product	16,509,446	19,770,226	18,000,408
Royalty expense to shareholders	2,477,583	2,728,701	2,474,762
Total cost of sales	18,987,029	22,498,927	20,475,170
Gross profit	10,565,171	12,021,703	10,309,957

Operating expenses:
Sales and marketing	3,837,491	3,967,081	4,414,339
Research and development	607,527	616,784	837,073
General and administrative	9,328,029	9,595,399	10,989,790
Total operating expenses	13,773,047	14,179,264	16,241,202
Loss from operations	(3,207,876)	(2,157,561)	(5,931,245)

Litigation proceeds	7,724,826	—	—

Interest and other income	24,917	33,941	38,943
Interest expense, net	(219,672)	(222,808)	(230,578)
Income (loss) before income taxes	4,322,195	(2,346,428)	(6,122,880)
Provision for income taxes	7,877	8,177	90,972
Net income (loss)	4,314,318	(2,354,605)	(6,213,852)
Preferred Stock dividend requirements	(709,351)	(915,225)	(916,065)
Deemed capital contribution on extinguishment of preferred stock	2,305,678	—	—
Income (loss) applicable to common shareholders	$5,910,645	$(3,269,830)	$(7,129,917)

Basic earnings (loss) per share	$0.21	$(0.12)	$(0.26)

Diluted earnings (loss) per share	$0.20	$(0.12)	$(0.26)

Weighted average common shares outstanding:
Basic	27,822,593	27,375,450	26,999,698
Diluted	29,481,294	27,375,450	26,999,698

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series I Class B		Series II Class B		Series III Class B		Series IV Class B		Series V Class B		Common
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	103,500	$103,500	178,700	$178,700	130,245	$130,245	542,500	$542,500	46,607	$46,607	27,252,463	$—

Conversion of Preferred Stock into Common Stock	—	—	—	—	—	—	—	—	(6,607)	(6,607)	6,607	—

Recognition of stock option compensation	—	—	—	—	—	—	—	—	—	—	—	—

Recognition of stock option exercise	—	—	—	—	—	—	—	—	—	—	584,450	—

Dividends	—	—	—	—	—	—	—	—	—	—	—	—

Repurchase of Common Stock	—	—	—	—	—	—	—	—	—	—	(655,818)	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2013	103,500	103,500	178,700	178,700	130,245	130,245	542,500	542,500	40,000	40,000	27,187,702	—

Conversion of Preferred Stock into Common Stock	(5,000)	(5,000)	(2,500)	(2,500)	—	—	—	—	—	—	7,500	—

Recognition of stock option exercise	—	—	—	—	—	—	—	—	—	—	418,195	—

Dividends	—	—	—	—	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2014	98,500	98,500	176,200	176,200	130,245	130,245	542,500	542,500	40,000	40,000	27,613,397	—

Conversion of Preferred Stock into Common Stock	—	—	(5,000)	(5,000)	(1,000)	(1,000)	(200,000)	(200,000)	—	—	206,000	—

Recognition of stock option exercise	—	—	—	—	—	—	—	—	—	—	272,477	—

Issuance of new Common Stock	—	—	—	—	—	—	—	—	—	—	528,000	—

Registration of new shares	—	—	—	—	—	—	—	—	—	—	—	—

Retirement of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—

Dividends	—	—	—	—	—	—	—	—	—	—	—	—

Net income	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2015	98,500	$98,500	171,200	$171,200	129,245	$129,245	342,500	$342,500	40,000	$40,000	28,619,874	$—

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Total
Balance as of December 31, 2012	$58,617,308	$(23,767,662)	$(122,202)	$35,728,996

Conversion of Preferred Stock into Common Stock	6,607	—	—	—

Recognition of stock option compensation	52,775	—	—	52,775

Recognition of stock option exercise	536,925	—	—	536,925

Dividends	(230,449)	—	—	(230,449)

Repurchase of Common Stock	—	—	(974,407)	(974,407)

Net loss	—	(6,213,852)	—	(6,213,852)

Balance as of December 31, 2013	58,983,166	(29,981,514)	(1,096,609)	28,899,988

Conversion of Preferred Stock into Common Stock	7,500	—	—	—

Recognition of stock option exercise	398,328	—	—	398,328

Dividends	(115,225)	—	—	(115,225)

Net loss	—	(2,354,605)	—	(2,354,605)

Balance as of December 31, 2014	59,273,769	(32,336,119)	(1,096,609)	26,828,486

Conversion of Preferred Stock into Common Stock	206,000	—	—	—

Recognition of stock option exercise	283,933	—	—	283,933

Issuance of new Common Stock	—	—	—	—

Registration of new shares	(60,101)	—	—	(60,101)

Retirement of treasury stock	(1,096,609)	—	1,096,609	—

Dividends	(338,956)	—	—	(338,956)

Net income	—	4,314,318	—	4,314,318

Balance as of December 31, 2015	$58,268,036	$(28,021,801)	$—	$31,027,680

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$4,314,318	$(2,354,605)	$(6,213,852)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	858,391	1,074,520	1,284,249
Share based compensation	—	—	52,775
Provision for doubtful accounts	116,395	27,300	50,000
Provision for inventory valuation	—	—	530,000
Gain on disposal of assets	—	—	(1,000)
(Increase) decrease in assets:
Inventories	(1,633,077)	1,072,041	(1,275,336)
Accounts receivable	624,699	(2,192,673)	167,589
Income taxes receivable	—	—	9,431
Other current assets	(373,977)	(128,414)	(281,881)
Increase (decrease) in liabilities:
Accounts payable	554,722	35,018	7,895
Litigation proceeds subject to stipulation	(7,724,826)	—	7,724,826
Other accrued liabilities	11,312	(1,318,327)	787,902
Income taxes payable	(114)	(82,682)	90,971
Net cash provided (used) by operating activities	(3,252,157)	(3,867,822)	2,933,569

Cash flows from investing activities:
Purchase of property, plant, and equipment	(1,465,010)	(1,007,933)	(283,289)
Changes in restricted cash	600,897	(600,897)	—
Proceeds from sale of assets	—	—	1,000
Net cash used by investing activities	(864,113)	(1,608,830)	(282,289)

Cash flows from financing activities:
Repayments of long-term debt and notes payable	(184,447)	(249,220)	(317,303)
Proceeds from long-term debt	276,495	—	—
Proceeds from the exercise of stock options	283,933	398,328	536,925
Repurchase of Common Stock	—	—	(974,407)
Stock registration fees	(60,101)	—	—
Payment of Preferred Stock dividends	(283,543)	(172,838)	(230,449)
Net cash provided (used) by financing activities	32,337	(23,730)	(985,234)

Net increase (decrease) in cash and cash equivalents	(4,083,933)	(5,500,382)	1,666,046
Cash and cash equivalents at:
Beginning of period	22,128,977	27,629,359	25,963,313
End of period	$18,045,044	$22,128,977	$27,629,359

Supplemental schedule of cash flow information:
Interest paid	$219,672	$222,808	$241,052
Income taxes paid	$3,700	$94,332	$7,988

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$55,414	$—	$57,613

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1.                BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

Business of the Company

Retractable Technologies, Inc. (the “Company”) was incorporated in Texas on May 9, 1994, and designs, develops, manufactures, and markets safety syringes and other safety medical products for the healthcare profession.  The Company began to develop its manufacturing operations in 1995.  The Company’s manufacturing and administrative facilities are located in Little Elm, Texas.  The Company’s commercially available products are the VanishPoint® 0.5mL insulin syringe; 1mL tuberculin, insulin, and allergy antigen syringes; 0.5mL, 1mL, 2mL, 3mL, 5mL, and 10mL syringes; the small diameter tube adapter; the blood collection tube holder; the allergy tray; the IV safety catheter; the Patient Safe® syringes; the Patient Safe® Luer Cap; and the VanishPoint® Blood Collection Set.  The Company also sells VanishPoint® autodisable syringes in the international market in addition to our other products.

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

The following table reflects our significant customers in 2015, 2014, and 2013:

	Years Ended December 31,
	2015	2014	2013
Number of significant customers	2	3	2
Aggregate dollar amount of net sales to significant customers	$13.5 million	$16.5 million	$9.3 million
Percentage of net sales to significant customers	45.7%	47.9%	30.2%

Considering the current economic climate, the Company increased its allowance for doubtful accounts by approximately $70,000 this year.

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 77.7% of its VanishPoint® finished products in 2015 from its primary Chinese manufacturer.  Purchases from this Chinese manufacturer aggregated 73.1% and 72.9% of VanishPoint® finished products in 2014 and 2013, respectively.  In the event that the Company becomes unable to purchase products from its primary Chinese manufacturer, the Company would need to find an alternate manufacturer for its 0.5mL insulin syringe, its 2mL, 5mL, and 10mL syringes and its autodisable syringe and increase domestic production for 1mL and 3mL syringes.

Revenue recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Balance Sheets and deducted from revenues in the Statements of Operations.  Accounts payable included estimated contractual allowances for $3,733,199 and $4,160,099 for 2015 and 2014, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  Any product shipped or distributed for evaluation purposes is expensed.

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

On September 30, 2013, the Company received payment of $7,724,826 (the “Judgment Amount”) from Becton, Dickinson and Company (“BD”) pursuant to a stipulation in the patent infringement case Retractable Technologies, Inc. and Thomas Shaw v. Becton Dickinson and Company, Civil Action No. 2:07-cv-250, in the U.S. District Court for the Eastern District of Texas, Marshall Division.  The Judgment Amount was included as income in the second quarter of 2015 due to the conclusion of the case and related appeals.  Prior to the second quarter of 2015, the Judgment Amount had been shown as a liability on the balance sheet since the Company was paid the Judgment Amount and the litigation did not come to a final conclusion until the second quarter of 2015.

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

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$4,314,318	$(2,354,605)	$(6,213,852)
Preferred dividend requirements	(709,351)	(915,225)	(916,065)
Deemed capital contribution on extinguishment of preferred stock	2,305,678	—	—
Income (loss) applicable to common shareholders after assumed conversions	$5,910,645	$(3,269,830)	$(7,129,917)
Average common shares outstanding	27,822,593	27,375,450	26,999,698
Average common and common equivalent shares outstanding - assuming dilution	29,481,294	27,375,450	26,999,698
Basic earnings (loss) per share	$0.21	$(0.12)	$(0.26)
Diluted earnings (loss) per share	$0.20	$(0.12)	$(0.26)

The Financial Accounting Standards Board Accounting Standards Codification 260-10-S99-2, Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, requires the gain or loss on extinguishment of equity-classified preferred stock to be included in net income per common stockholder used to calculate earnings per share (similar to the treatment of dividends paid on preferred stock). The difference between (1) the fair value of the consideration transferred to the holders of the preferred stock and (2) the carrying amount of the preferred stock (net of issuance costs) is subtracted from (or added to) net income to arrive at income available to common stockholders in the calculation of earnings per share.

The Company has determined to apply this guidance to its accounting treatment of the preferred stock transaction described in note 20.  From a legal standpoint, the transaction was neither a redemption nor conversion pursuant of the terms of the Certificate of Designation, Preferences, Rights and Limitations of the Series IV Class B Convertible Preferred Stock.

Shipping and handling costs

The Company classifies shipping and handling costs as part of Cost of sales in the Statements of Operations.

Research and development costs

Research and development costs are expensed as incurred.

Share-based compensation

The Company’s share-based payments are accounted for using the fair value method.  The Company records share-based compensation expense on a straight-line basis over the requisite service period.  The Company incurred $52,775 in General and administrative cost related to share-based compensation in 2013.  No share-based compensation costs were incurred in 2015 or 2014.

All stock options are fully vested; therefore, all stock option expense has been fully recognized.

Recent Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (topic 842). Under the new ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance lessor accounting is largely unchanged. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. This ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this standard.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU amends Topic 740, Income Taxes, requiring deferred tax assets and liabilities to be classified as non-current in the statement of financial position. As required by ASU No. 2015-17, all deferred tax assets and liabilities will be classified as non-current in the Company’s consolidated balance sheets. Effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company is currently evaluating the impact of this standard.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330) Simplifying the Measurement of Inventory,” which is part of the FASB’s Simplification Initiative.  Inventory, including inventory measured at average cost, would be valued at the lower of cost or net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  ASU 2015-11 is effective for the Company’s annual periods and interim periods within those annual periods beginning January 1, 2017.  Amendments in this ASU should be applied prospectively with earlier application permitted at the beginning of an interim or annual reporting period.  The Company is currently assessing the potential impact of this ASU on its financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest”.  To simplify presentation of debt issuance costs, the amendments in this ASU would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this ASU.  This ASU is the final version of Proposed Accounting Standards Update 2014-250—“Interest—Imputation of Interest” (Subtopic 835-30), which has been deleted.  The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The Company has no unamortized debt issuance costs.

3.                INVENTORIES

Inventories consist of the following:

	Year Ended December 31,
	2015	2014
Raw materials	$1,664,241	$1,510,225
Finished goods	5,313,778	3,834,717
	6,978,019	5,344,942
Inventory reserve	(681,394)	(681,394)
	$6,296,625	$4,663,548

4.                PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	December 31,
	2015	2014

Land	$261,893	$261,893
Buildings and building improvements	11,485,797	11,414,961
Production equipment	15,648,515	15,609,824
Office furniture and equipment	3,316,390	3,147,786
Construction in progress	2,739,260	1,552,379
Automobiles	102,321	102,321
	33,554,176	32,089,164
Accumulated depreciation	(22,086,115)	(21,236,311)
	$11,468,061	$10,852,853

Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $849,804; $1,065,248; and $1,272,770, respectively.

5.                   INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2015	2014

Intellectual property	$494,399	$494,399
Accumulated amortization	(237,218)	(228,631)
	$257,181	$265,768

In 1995, the Company entered into a license agreement with the Chief Executive Officer of the Company for the exclusive right to manufacture, market, and distribute products utilizing automated retraction technology, which agreement has been amended twice.  This technology is the subject of various patents and patent applications owned by such officer of the Company.  The initial licensing fee of $500,000 was amortized over 17 years.  The license agreement also provides for quarterly payments of a 5% royalty fee on gross sales.  The royalty fee expense is recognized in the period in which it is earned.  Royalty fees of $2,477,583; $2,728,701; and $2,474,762 are included in Cost of sales for the years ended December 31, 2015, 2014, and 2013, respectively.  Royalties payable under this agreement aggregated $631,145 and $787,434 at December 31, 2015 and 2014, respectively.  Gross sales upon which royalties are based were $49,551,660; $54,574,020; and $49,495,232 for 2015, 2014, and 2013, respectively.

Amortization expense for the years ended December 31, 2015, 2014, and 2013, was $8,587; $9,272; and $11,479, respectively.

6.                    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31,
	2015	2014
Prepayments from customers	$395,396	$435,821
Accrued property taxes	—	7,554
Accrued professional fees	274,252	201,866
Other accrued expenses	20,887	137,081
	$690,535	$782,322

7.                LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2015	2014
Loan from American First National Bank. It has a 20 year amortization and 10 year maturity from December 10, 2009. The loan provided funding for the expansion of the warehouse, additional office space, and a new Controlled Environment. The loan is secured by the Company’s land and buildings. The interest rate is 5.968%.	$3,426,926	$3,574,772

Note payable to Deutsche Leasing USA, Inc. The interest rate is 3.69%. The original amount of the note was $276,495 with a 36 month maturity ending in July 2018. Beginning August 2015, the loan became payable in equal installments of principal and interest of approximately $8,100. Collateralized by molding machines and ancillary equipment.	239,894	—
	3,666,820	3,574,772

Less: current portion	(249,349)	(149,744)
	$3,417,471	$3,425,028

The fair value of long-term liabilities, based on Management’s estimates, approximates their reported values.

The aggregate maturities of long-term debt as of December 31, 2015, are as follows:

2016	$249,349
2017	262,758
2018	236,048
2019	2,918,665
Thereafter	—
$3,666,820

8.                COMMITMENTS AND CONTINGENCIES

In May 2010, the Company and an officer’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The trial commenced on September 9, 2013 in the U.S. District Court for the Eastern District of Texas, Tyler Division, and the jury found that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded the Company $113,508,014 in damages, which was trebled pursuant to statute.  The Court granted injunctive relief to take effect January 15, 2015.  In doing so, the Court found that BD’s business practices limited innovation, including false advertisements that suppressed sales of the VanishPoint®.  The specific injunctive relief includes: (1) enjoining BD’s use of “World’s Sharpest Needle” or any similar assertion of superior sharpness; (2) requiring notification to all customers who purchased BD syringe products from July 2, 2004 to date that BD wrongfully claimed that its syringe needles were sharper and that its statement that it had “data on file” was false and misleading; (3) requiring notification to employees, customers, distributors, GPOs, and government agencies that the deadspace of the VanishPoint® has been within ISO standards since 2004 and that BD overstated the deadspace of the VanishPoint® to represent that it was higher than some of BD’s syringes when it was actually less, and that BD’s statement that it had “data on file” was false and misleading, and, in addition, posting this notice on its website for a period of three years; (4) enjoining BD from advertising that its syringe products save medication as compared to VanishPoint® products for a period of three years; (5) requiring notification to all employees, customers, distributors, GPOs, and government agencies that BD’s website, cost calculator, printed materials, and oral representations alleging BD’s syringes save medication as compared to the VanishPoint® were based on false and inaccurate measurement of the VanishPoint®, and, in addition, posting this notice on its website for a period of three years; and (6) requiring the implementation of a comprehensive training program for BD employees and distributors that specifically instructs them not to use old marketing materials and not to make false representations regarding VanishPoint® syringes.  Final judgment was entered on January 15, 2015, awarding the Company $340,524,042 in damages and $11,722,823 in attorneys’ fees, as well as granting injunctive relief consistent with the orders as indicated above.  The parties stipulated that the amount of litigation costs recoverable by the Company is $295,000.  On January 14, 2015, the District Court stayed the portion of the injunctive relief that requires BD to notify end-user customers but also ordered BD to comply with internal correction activities as well as mandatory disclosures as set out above to its employees, customers, distributors and Group Purchasing Organizations.  BD filed an appeal of that ruling with the 5th Circuit Court of Appeals and that appeal was denied on February 3, 2015.  On February 12, 2015, BD filed a motion to amend the judgment directed most specifically to the issue of award of prejudgment interest.  On April 23, 2015, the Court entered an Amended Final Judgment that removed prejudgment interest but kept all other monetary and injunctive relief the same as was granted in the original Final Judgment.  BD filed its brief in the appeal on July 20, 2015.  The Company filed its responsive brief on September 18, 2015 and BD filed its brief in reply on October 19, 2015 to complete the briefing.  Oral argument occurred on Monday, February 29, 2016.  In many cases the 5th Circuit Court of Appeals issues its decision several months after oral argument, but there is no set time limit.

In September 2007, BD and MDC Investment Holdings, Inc. (“MDC”) sued the Company in the United States District Court for the Eastern District of Texas, Texarkana Division, initially alleging that the Company is infringing two U.S. patents of MDC (6,179,812 and 7,090,656) that are licensed to BD.  BD and MDC seek injunctive relief and unspecified damages.  The Company counterclaimed for declarations of non-infringement, invalidity, and unenforceability of the asserted patents.  The plaintiffs subsequently dropped allegations with regard to patent no. 7,090,656 and the Company subsequently dropped its counterclaims for unenforceability of the asserted patents.  On June 30, 2015, the Court ordered that further proceedings in this matter be stayed and that this case remain administratively closed until resolution of all appeals in the case detailed in the first paragraph of this Note 8.

Operating Leases

In 2010, the Company entered into a non-cancellable operating lease for additional office space.  Rent expense under this lease for the years ended December 31, 2015, 2014, and 2013 was $64,683; $62,813; and $61,607, respectively. The Company renewed the lease in 2015. Future annual minimum rental payments as of December 31, 2015 are presented below:

2016	$74,772
2017	77,015
2018	79,331
2019	81,694
2020	84,155
Total	$396,967

9.                   INCOME TAXES

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2015	2014	2013
Current tax provision
Federal	$—	$—	$83,470
State	7,877	8,177	7,502
Total current provision	7,877	8,177	90,972

Deferred tax provision
Federal	—	—	—
State	—	—	—
Total deferred tax provision	—	—	—
Total income tax provision	$7,877	$8,177	$90,972

The Company has $15.8 million in tax benefits attributable to carry back losses for federal tax purposes.  The loss carry forwards will begin to expire in 2028 for federal tax purposes and began to expire for state tax purposes in 2013.  The Company also has credits for alternative minimum taxes (“AMT”) paid of $202 thousand that are available to offset future federal income taxes, excluding AMT.  Such credits do not expire.

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
	2015	2014
Deferred tax assets
Net operating loss carry forwards	$5,979,717	$4,704,612
Credit for alternative minimum tax paid	201,773	201,773
Accrued expenses and reserves	1,383,461	1,424,969
Employee stock option expense	303,465	315,711
Nonemployee stock option expense	12,770	15,546
Inventory	356,170	287,190
Litigation proceeds subject to stipulation	—	2,929,640
Deferred tax assets	8,237,356	9,879,441
Deferred tax liabilities
Property and equipment	(485,384)	(493,985)
Deferred tax liabilities	(485,384)	(493,985)
Net deferred assets	7,751,972	9,385,456
Valuation allowance	(7,751,972)	(9,385,456)
Net deferred tax assets	$—	$—

The valuation allowance decreased $1,633,485 for 2015. The valuation allowance increased $807,790 for 2014.

A reconciliation of income taxes based on the federal statutory rate and the effective income tax rate is summarized as follows:

	December 31,
	2015	2014	2013
Income tax at the federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal tax	2.9	2.9	2.9
Change in valuation allowance	(37.8)	(34.3)	(39.3)
Permanent differences	0.7	(0.7)	(0.3)
Alternative minimum tax	—	—	(1.4)
Other	(0.6)	(3.2)	1.6
Effective tax rate	0.2%	(0.3)%	(1.5)%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions.  The Company’s federal income tax returns for all tax years ended on or after December 31, 2012, remain subject to examination by the Internal Revenue Service.  The Company’s state and local income tax returns are subject to examination by the respective state and local authorities over various statutes of limitations, most ranging from three to five years from the date of filing.

10.            STOCK REPURCHASE PROGRAM

On July 10, 2012, the Company authorized a Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  Under the plan, the Company purchased 655,818 shares in 2013.  The plan was terminated effective August 30, 2013.

Pursuant to the Certificates of Designation, Preferences, Rights And Limitations of the Series I Class B and Series II Class B Convertible Preferred Stock, the Company would have been prohibited from purchasing its Common Stock while dividends were in arrears.  Therefore, to facilitate the Common Stock repurchase plan, the Company paid dividends on the Series I Class B Preferred Stock in the amount of $12,938 at each date on

January 21, 2013, April 22, 2013, and July 22, 2013.  The Company paid dividends to Series II Class B Preferred Stockholders in the amount of $44,675 on each of the same three dates listed in the preceding sentence.

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

12.             DIVIDENDS

The Board declared and the Company paid dividends to Series I and Series II Class B Preferred Stockholders in the amounts of $12,938 and $44,675, respectively, in each of the four quarters of 2013.  The Board declared and the Company paid the same amounts to the Series I and Series II Class B Preferred Stockholders in only the first two quarters of 2014.  See Note 10 for information about dividends paid during the term of the Stock Repurchase Program.  In 2015, the Board declared and the Company paid dividends to Series I and Series II Class B Preferred Shareholders in the following amounts: $37,891 and $132,926 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on April 30, 2015; $12,313 and $44,050 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on July 20, 2015; $12,313 and $44,050 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on October 22, 2015; and $12,313 and $43,101 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on February 1, 2016.

13.             STOCK OPTION EXERCISES

Stock options were exercised at various dates in 2015, 2014, and 2013 and, consequently, a total of 272,477 shares of Common Stock were issued in 2015, 418,195 shares of Common Stock in 2014, and a total of 584,450 shares of Common Stock in 2013 for an aggregate payment of $283,933 in 2015, $398,328 in 2014, and $536,925 in 2013 to exercise such options.  These options were granted in 2008 and 2009 at exercise prices of $0.81 and $1.30.

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

The Class B Stock has been allocated among Series I, II, III, IV, and V in the amounts of 98,500; 171,200; 129,245; 342,500; and 40,000 shares, respectively as of December 31, 2015.  The remaining 4,218,555 authorized shares have not been assigned a series.

Series I Class B Stock

There were 98,500 shares of $1 par value Series I Class B Stock outstanding at December 31, 2015 and 2014.  Holders of Series I Class B Stock are entitled to receive a cumulative annual dividend of $0.50 per share, payable quarterly if declared by the Board of Directors.  The Company paid dividends of $62,516; $38,814; and $38,814 in 2015, 2014, and 2013, respectively.  At December 31, 2015, no dividends were in arrears.

Series I Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $7.50 per share, plus all unpaid dividends.  Each share of Series I Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933.  Pursuant to these terms, 5,000 shares of Series I Class B Stock were converted into Common Stock in 2014.  No shares were converted in 2015.  In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series I Class B Stock then outstanding are entitled to $6.25 per share, plus all unpaid dividends prior to any distributions to holders of Series II Class B Stock, Series III Class B Stock, Series IV Class B Stock, Series V Class B Stock, or Common Stock.

Series II Class B Stock

There were 171,200 and 176,200 shares of $1 par value Series II Class B Stock outstanding at December 31, 2015 and 2014, respectively.  Holders of Series II Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors.  Holders of Series II Class B Stock generally have no voting rights until dividends are in arrears and unpaid for twelve consecutive quarters.  In such case, the holders of Series II Class B Stock have the right to elect one-third of the Board of Directors of the Company.  The Company paid dividends of $221,026; $134,025; and $134,025 in 2015, 2014, and 2013, respectively.  At December 31, 2015, no dividends were in arrears.

Series II Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $15.00 per share plus all unpaid dividends.  Each share of Series II Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933.  Pursuant to these terms, 5,000 shares of Series II Class B Stock were converted into Common Stock in 2015.  2,500 shares were converted in 2014.  In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series II Class B Stock then outstanding are entitled to $12.50 per share, plus all unpaid dividends, after distribution obligations to holders of Series I Class B Stock have been satisfied and prior to any distributions to holders of Series III Class B Stock, Series IV Class B Stock, Series V Class B Stock, or Common Stock.

Series III Class B Stock

There were 129,245 and 130,245 shares of $1 par value Series III Class B Stock outstanding at December 31, 2015 and 2014.  Holders of Series III Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors.  At December 31, 2015, approximately $3,887,000 of dividends which have not been declared were in arrears.

Series III Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $15.00 per share, plus all unpaid dividends.  Each share of Series III Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933.  Pursuant to these terms, 1,000 shares of Series III Class B Stock were converted into Common Stock in 2015.  No shares were converted in 2014.  In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series III Class B Stock then outstanding are entitled to $12.50 per share, plus all unpaid dividends, after distribution obligations to Series I Class B Stock and Series II Class B Stock have been satisfied and prior to any distributions to holders of Series IV Class B Stock, Series V Class B Stock, or Common Stock.

Series IV Class B Stock

There were 342,500 and 542,500 shares of $1 par value Series IV Class B Stock outstanding at December 31, 2015 and 2014.  Holders of Series IV Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly, if declared by the Board of Directors.  At December 31, 2015, approximately $5,456,000 of dividends which have not been declared were in arrears.

Series IV Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $11.00 per share plus all unpaid dividends.  Each share of Series IV Class B Stock may, at the option of the stockholder any time subsequent to three years from date of issuance, be converted into one share of Common Stock, or in the event the Company files an initial registration statement under the Securities Act of 1933.  Pursuant to these terms, no shares of Series IV Class B Stock were converted into Common Stock in 2015 or 2014.  However, the Company did enter into an agreement which had the effect of cancelling 200,000 shares in 2015.  See Note 20.  In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series IV Class B Stock then outstanding are entitled to receive liquidating distributions of $11.00 per share, unpaid dividends after distribution obligations to Series I Class B Stock, Series II Class B Stock, and Series III Class B Stock have been satisfied and prior to any distribution to holders of Series V Class B Stock or Common Stock.

Series V Class B Stock

There were 40,000 shares of $1 par value Series V Class B Stock outstanding at December 31, 2015 and 2014.  Holders of Series V Class B Stock are entitled to receive a cumulative annual dividend of $0.32 per share, payable quarterly, if declared by the Board of Directors.  At December 31, 2015, approximately $970,000 of dividends which have not been declared were in arrears.

Series V Class B Stock is redeemable after two years from the date of issuance at the option of the Company at a price of $4.40 per share plus all unpaid dividends.  Each share of Series V Class B Stock may, at the option of the stockholder any time subsequent to the date of issuance, be converted into Common Stock.  Pursuant to these terms, no shares of Series V Class B Stock were converted into Common Stock in 2015 or 2014.  In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series V Class B Stock then outstanding are entitled to receive liquidating distributions of $4.40 per share, plus unpaid dividends after distribution obligations to Series I Class B Stock, Series II Class B Stock, Series III Class B Stock, and Series IV Class B Stock have been satisfied and prior to any distribution to the holders of the Common Stock.

Common stock

The Company is authorized to issue 100,000,000 shares of no par value Common Stock, of which 28,619,874 and 27,613,397 shares were outstanding at December 31, 2015 and 2014, respectively.

15.            RELATED PARTY TRANSACTIONS

The Company has a license agreement with the Chief Executive Officer of the Company. See Note 5.

During the years ended December 31, 2014 and 2013, the Company paid $38,693 and $93,939, respectively, to a family member of its Chief Executive Officer as an employee and/or consultant.

16.            STOCK OPTIONS

Stock options

The Company has approved stock option plans for the granting of stock options to employees, Directors, and consultants.  Options for the purchase of 2,899,108 shares of Common Stock have been issued under the 2008 Stock Option Plan, which, pursuant to a 2014 amendment, authorizes a total of 6,000,000 shares of Common Stock upon the exercise of stock options.  Options for the purchase of 2,182,569 shares under the 2008 Stock Option Plan were outstanding as of December 31, 2015.  Options for the purchase of 1,000,000 shares of Common Stock remain outstanding under an option granted to Mr. Thomas J. Shaw.

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

Employee options

A summary of Director, officer, and employee options granted and outstanding under the Plans is presented below:

	Years Ended December 31,
	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	2,386,736	$0.95	2,820,631	$0.95	3,367,081	$0.95
Granted	—	$—	—	$—	50,000	$1.46
Exercised	(259,977)	$(1.05)	(418,195)	$(0.95)	(584,450)	$(0.92)
Forfeited	(1,690)	$(1.30)	(15,700)	$(1.37)	(12,000)	$(2.38)

Outstanding at end of period	2,125,069	$0.94	2,386,736	$0.95	2,820,631	$0.95

Exercisable at end of period	2,125,069	$0.94	2,386,736	$0.95	2,820,631	$0.95

No employee options were issued in 2015 or 2014.  The fair value of the 2013 grant is $1.06 per share of underlying Common Stock and is estimated on the date of the grant using the Black Scholes pricing model with the following assumptions: expected volatility of 67.53%, risk free interest rate of 3.35%, and an expected life of 8.61 years.  This option was issued under the 2008 Stock Option Plan.

The following table summarizes information about Director, officer, and employee options outstanding under the aforementioned plans at December 31, 2015:

Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Shares Exercisable
$1.30	495,366	2.88	495,366
$1.46	50,000	7.37	50,000
$0.81	1,579,703	3.54	1,579,703

Non-employee options

A summary of options outstanding during the years ended December 31 and held by non-employees is as follows:

	Years Ended December 31,
	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	70,000	$0.81	70,000	$0.81	70,000	$0.81
Granted	—	—	—	—	—	—
Exercised	(12,500)	(0.81)	—	—	—	—
Forfeited	—	$—	—	—	—	$—

Outstanding at end of period	57,500	$0.81	70,000	$0.81	70,000	$0.81

Exercisable at end of period	57,500	$0.81	70,000	$0.81	70,000	$0.81

No non-employee options were issued in 2015, 2014, or 2013.

The following table summarizes information about non-employee options outstanding under the aforementioned plans at December 31, 2015:

Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life	Shares Exercisable
$0.81	57,500	3.54	57,500

The Company recorded no stock-based compensation expense in 2015 or 2014.  The Company recorded $52,775 of stock-based compensation expense in 2013.  The total intrinsic value of options exercised was $856,269; $1,157,615; and $1,210,135 in 2015, 2014, and 2013, respectively.  The aggregate intrinsic value of options outstanding and exercisable with exercise prices lower than market price at December 31, 2015 was approximately $4,722,854.  There is no compensation cost related to non-vested stock options to be recognized in the future.

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

18.            BUSINESS SEGMENTS

	2015	2014	2013
U.S. sales	$23,029,976	$27,649,974	$24,843,200
North and South America sales (excluding U.S.)	5,668,785	5,651,426	4,453,151
Other international sales	853,439	1,219,230	1,488,776
Total sales	$29,552,200	$34,520,630	$30,785,127

Long-lived assets
U.S.	$11,282,192	$10,642,859	$10,676,053
International	$185,869	$209,994	$234,119

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

20.            PREFERRED STOCK TRANSACTION

The Company exchanged 728,000 shares of Common Stock for 200,000 shares of our Series IV Class B Convertible Preferred Stock as of November 30, 2015 pursuant to an agreement with a shareholder.  Such shareholder agreed to waive all unpaid dividends in arrears associated with the tendered preferred stock, equaling $3,094,795.    The fair value of the common stock issued ($2,606,240) over the carrying value of the preferred stock extinguished ($2,000,000) was $606,240.  The excess of the dividend arrearage waived less the excess value of common stock issued, less the preferred dividend requirements for 2015 through the extinguishment date ($182,877) resulted in a deemed capital contribution of $2,305,678 for purposes of computing net income available to common shareholders. Future dividend requirements of $200,000 per year are avoided as a result of this transaction.

                             SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

The selected quarterly financial data for the periods ended December 31, 2015 and 2014, have been derived from the Company’s unaudited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods.

	(In thousands, except for per share and outstanding stock amounts)
	2015
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Sales, net	$6,179	$6,715	$9,483	$7,175
Cost of sales	3,781	4,114	6,259	4,833
Gross profit	2,398	2,601	3,224	2,342
Total operating expenses	3,293	3,841	3,423	3,215
Loss from operations	(895)	(1,240)	(199)	(873)
Litigation proceeds	—	7,725	—	—
Interest and other income	7	9	5	4
Interest expense, net	(54)	(53)	(59)	(54)
Provision for income taxes	2	2	2	2
Net income (loss)	(944)	6,439	(255)	(925)
Preferred stock dividend requirements	(228)	(228)	(227)	(176)
Deemed capital contribution on extinguishment of preferred stock	—	—	—	2,455
Income (loss) applicable to common shareholders	$(1,172)	$6,211	$(482)	$1,354
Basic earnings (loss) per share	$(0.04)	$0.22	$(0.02)	$0.05
Diluted earnings (loss) per share	$(0.04)	$0.21	$(0.02)	$0.05
Weighted average shares outstanding - basic	27,663,500	27,741,052	27,873,447	28,012,374
Weighted average shares outstanding - diluted	27,663,500	29,432,468	27,873,447	29,605,874
Gross profit margin	38.8%	38.7%	34.0%	32.6%

	(In thousands, except for per share and outstanding stock amounts)
	2014
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Sales, net	$6,040	$6,876	$10,887	$10,717
Cost of sales	4,317	4,698	7,035	6,449
Gross profit	1,723	2,178	3,852	4,268
Total operating expenses	3,713	3,518	3,431	3,517
Income (loss) from operations	(1,990)	(1,340)	421	751
Interest and other income	10	8	8	8
Interest expense, net	(57)	(56)	(55)	(54)
Provision for income taxes	2	2	2	3
Net income (loss)	(2,038)	(1,390)	371	702
Preferred stock dividend requirements	(229)	(229)	(229)	(229)
Income (loss) applicable to common shareholders	$(2,267)	$(1,619)	$142	$473
Basic earnings (loss) per share	$(0.08)	$(0.06)	$0.01	$0.02
Diluted earnings (loss) per share	$(0.08)	$(0.06)	$0.00	$0.02
Weighted average shares outstanding - basic	27,258,689	27,332,483	27,394,061	27,520,900
Weighted average shares outstanding - diluted	27,258,689	27,332,483	29,173,359	29,405,819
Gross profit margin	28.5%	31.7%	35.4%	39.8%

Certain quarterly amounts may not add to the annual totals due to rounding.  A non-recurring recognition of $7,724,826 received from BD in the second quarter of 2015 pursuant to a patent infringement case had a significant impact on 2015 income.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based upon this evaluation, the CEO and CFO concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective, as discussed below.

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

During the preparation of this annual report, our auditors brought errors in the total amount of raw materials to the attention of Management.  The errors resulted from an incorrect pricing of two individual inventory amounts in our detailed raw materials ledger, which is currently maintained in a spreadsheet.  The errors arising from the underlying deficiency did not result in a revision to previously filed financial statements.  However, in the absence of remedial efforts, this control deficiency could have resulted in future misstatements that would not be prevented or detected in a timely manner.  Accordingly, Management, with the participation of our CEO and CFO, concluded that there was a material weakness in our internal control over financial reporting and that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2015.  In light of the material weakness in internal control over financial reporting, we plan to transition to an Oracle inventory accounting system, which we expect to implement by the third quarter of 2016.  Such a system would help to remedy the weakness discovered in connection with this annual report as well as errors of the type indicated in our quarterly report on Form 10-Q for the period ended September 30, 2015.  Also, additional senior members of the accounting team, including the CFO, will provide more oversight and analyze critical accounting procedures and related calculations for completeness and accuracy.

Changes in Internal Control Over Financial Reporting

Except as noted above, there has been no change in our internal control over financial reporting during the fourth quarter of 2015 or subsequent to December 31, 2015 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning our Directors, executives, and certain of our significant employees as of the date of this report.  Our Board of Directors currently consists of a total of five (5) members, three (3) members of which are Class 1 Directors and two (2) of which are Class 2 Directors which serve for two-year terms.

Name	Age	Position	Term as Director Expires
EXECUTIVES
Thomas J. Shaw	65	Chairman, President, Chief Executive Officer, and Class 2 Director	2016
Douglas W. Cowan	72	Vice President, Chief Financial Officer, Treasurer, Principal Accounting Officer, and Class 2 Director	2016
Russell B. Kuhlman	62	Vice President, Sales Development	N/A
Michele M. Larios	49	Vice President, General Counsel, and Secretary	N/A

INDEPENDENT DIRECTORS
Marco Laterza	68	Class 1 Director	2017
Amy Mack	48	Class 1 Director	2017
Walter O. Bigby, Jr.	51	Class 2 Director	2016

SIGNIFICANT EMPLOYEES
Kathryn M. Duesman	53	Executive Director, Global Health	N/A
Lawrence G. Salerno	55	Director of Operations	N/A
Shayne Blythe	47	Director of Sales and Marketing Logistics	N/A
John W. Fort III	47	Director of Accounting	N/A
James A. Hoover	68	Director of Quality Assurance	N/A
R. John Maday	55	Production Manager	N/A
Judy Ni Zhu	57	Research and Development Manager	N/A
Patti King	58	Director of National Accounts	N/A

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

Douglas W. Cowan is a Vice President and our Chief Financial Officer, Treasurer, Principal Accounting Officer, and a Director.  Mr. Cowan joined us as Chief Financial Officer and was elected to the Board of Directors in 1999.  We believe it is appropriate Mr. Cowan continue to serve as a Director due to his level of involvement in the financial state of the Company (as its CFO) as well as his lead role in supervising all internal control and disclosure control procedures and statements.  He also serves as the primary contact for investors which enables him to bring their concerns to the Board on appropriate topics as they arise.  His expertise as a CPA and experience as the Company’s CFO allow him to guide the Board, upon request, with regard to financial matters.  He is responsible for our financial, accounting, investor relations, information technology, risk management, and forecasting functions.

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

Independent Directors

Marco Laterza joined us as a Director effective as of March 22, 2005.  We believe it is appropriate Mr. Laterza continue to serve as a Director because of his skills as a CPA as well as his decades of experience in advising individuals and entities with regard to corporate planning and financial issues.  Such skills and experience provide a valuable contribution in his role as the designated financial expert on the Audit Committee as well as provide valuable independent accounting advice to the Board.  Since 2015, Mr. Laterza has owned and operated an accounting practice and income tax consulting practice.  From 1988 through 2014, Mr. Laterza owned and operated a public accounting practice.  His practice included corporate, partnership and individual taxation, compilation/review of financial statements, financial planning, business consulting, and trusts and estates.  Formerly, Mr. Laterza was employed in a number of positions from 1977 to 1985 with El Paso Natural Gas Company eventually serving as its Director of Accounting.

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

Walter O. Bigby, Jr. has served on our Board of Directors since July 2012.  We believe it is appropriate for Mr. Bigby to continue to serve as a Director due to his experience in owning and operating healthcare-related businesses.  Mr. Bigby’s experience includes ownership of several small businesses, including hospitals, nursing homes, commercial real estate, and office equipment providers.  Mr. Bigby has owned and operated Bastrop Rehabilitation Hospital, a rehabilitation hospital in Louisiana, since 2001.  He is currently a minority interest owner in a nursing home in Louisiana.  In 1995, Mr. Bigby sold his home health agency to Columbia HCA and remained a contract employee of the company (Hayden Health, Inc.) for three years developing other home health markets.  Mr. Bigby has over a decade of experience operating healthcare businesses heavily regulated by Federal agencies and has experience with Medicare and Medicaid.

Significant Employees

Kathryn M. Duesman, RN, joined us in 1996 and currently serves as the Executive Director, Global Health.  She provides clinical expertise on existing products as well as those in development.  She has been instrumental in developing training and marketing materials and has spoken and been published on safety sharps issues.  Ms. Duesman works with international agencies to promote the use of safe technologies in developing countries.

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

A copy of the code is incorporated herein as Exhibit No. 14.  We have posted a copy of the code on our website at www.vanishpoint.com/investor.htm.  Please follow the link to “Governance” then follow the link to “Charters,” then click on “Code of Business Conduct and Ethics.”  Any amendment to this code or waiver of its application to the principal executive officer, principal financial officer, principal accounting officer, or controller or similar person shall be disclosed to investors by means of a Form 8-K filing with the SEC.  We will provide to any person without charge, upon request, a copy of such code of ethics.  Such requests should be submitted in writing to Mr. Douglas W. Cowan at 511 Lobo Lane, P.O. Box 9, Little Elm, Texas 75068-0009.

AUDIT COMMITTEE

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act consisting of Marco Laterza and Walter O. Bigby, Jr.  Each of the members of the Audit Committee is independent as determined by the NYSE MKT rules.  Since February 2, 2015, the Company has relied on a provision of Section 801(h) allowing the Audit Committee to consist of only two members.  Section 801(h) is applicable to the Company because it is a Smaller Reporting Company.

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

Executive officer salaries were cut by 10% in 2009, then restored in 2013.  Another 10% reduction occurred in July 2014, but the salaries were generally restored in January 2015.  Executive officers were generally given a one-time payment in December 2014 to offset the 2014 reductions.  However, Steven R. Wisner’s salary was reduced in 2014 by 25% and was not restored and he did not receive an offsetting payment.  Mr. Wisner resigned on May 29, 2015 and was granted a one-time payment in connection therewith.

Mr. Shaw’s Employment Agreement provides that his salary is automatically increased by the percentage increase in the consumer price index (“CPI”) from the previous year.  The Compensation and Benefits Committee decided to increase Mr. Shaw’s salary by the CPI percentage increase ($3,266 or 0.7%) over his 2015 salary for 2016.

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

The Employment Agreement provides for an annual salary of at least $416,400 with an annual salary increase equal to no less than the percentage increase in the CPI over the prior year.  The Employment Agreement requires that Mr. Shaw’s salary be reviewed by the Compensation and Benefits Committee annually, which shall make such increases as it considers appropriate.   Accordingly, the Compensation and Benefits Committee increased his 2016 salary by $3,266 (0.7%) over his 2015 salary in accordance with the percentage increase in the CPI over the prior year.

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
MARCO LATERZA

The following Summary Compensation Table sets forth the total compensation paid or accrued by us over the past three fiscal years to or for the account of the principal executive officer, the principal financial officer, and the three highest paid additional executive officers:

SUMMARY COMPENSATION TABLE FOR 2013-2015

Name and Principal Position	Year	Salary ($)		All Other Compensation ($)		Total ($)
Thomas J. Shaw	2013	420,280		—		420,280
President and CEO	2014	464,454	(1)	—		464,454
(principal executive officer)	2015	484,506		—		484,506

Michele M. Larios	2013	320,683		—		320,683
Vice President,	2014	351,346	(1)	—		351,346
General Counsel	2015	363,462		—		363,462

Douglas W. Cowan	2013	265,462		—		265,462
Vice President, CFO	2014	291,115	(1)	—		291,115
(principal financial officer, principal accounting officer)	2015	301,154		—		301,154

Russell B. Kuhlman	2013	143,429		—		143,429
Vice President, Sales Development	2014	146,117	(1)	112,600	(2)	258,717
	2015	151,351		—		151,351

Steven R. Wisner(3)	2013	265,462		—		265,462
Former Executive Vice President,	2014	248,173		—		248,173
Engineering and Production	2015	129,373		150,000	(4)	279,373

(1)                                 The following amounts included in the Salary column for 2014 represent nonrecurring payments made to offset salary reductions: for Thomas J. Shaw, $23,143; for Michele M. Larios, $17,500; for Douglas W. Cowan, $14,500; and for Russell B. Kuhlman, $7,069.

(2)                                 This amount is the result of Mr. Kuhlman’s gain on exercising a portion of his stock option for 45,000 shares of Common Stock.  This gain had no effect on our financial statements.  The expense related to the stock options was recognized in previous years.

(3)                                 Mr. Wisner resigned on May 29, 2015 and was granted a one-time payment in connection therewith.  Mr. Wisner qualifies as a named executive officer only by virtue of Item 402(a)(3)(iv) of Regulation S-K.

(4)                                 This amount represents a one-time payment in connection with Mr. Wisner’s resignation.

Narrative Disclosure to Summary Compensation Table

Please see Compensation Pursuant to Employment Agreement above and POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL below for terms of our only employment agreement in effect.

Salary represents 100% of total compensation for 2015 for all Named Executive Officers except Mr. Wisner.  Mr. Wisner’s salary was 46% of his total compensation for 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following Outstanding Equity Awards at Fiscal Year-End Table sets forth information regarding unexercised options held by the principal executive officer, the principal financial officer, and the three highest paid additional executive officers as of December 31, 2015.

OUTSTANDING EQUITY AWARDS AT 2015 FISCAL YEAR END

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price ($)	Option Expiration Date
Thomas J. Shaw	1,000,000	0.81	7-15-19
President, CEO
(principal executive officer)

Michele M. Larios	97,050	1.30	11-18-18
Vice President,	152,950	0.81	7-15-19
General Counsel

Douglas W. Cowan	102,000	1.30	11-18-18
Vice President, CFO	98,000	0.81	7-15-19
(principal financial officer, principal accounting officer)

Russell B. Kuhlman	43,450	1.30	11-18-18
Vice President, Sales Development

Steven R. Wisner	9,791	1.30	11-18-18
Former Executive Vice President,
Engineering and Production

OPTION EXERCISES

The following table sets forth information concerning the exercise of stock options during the last completed fiscal year for each of the named executive officers.

OPTION EXERCISES FOR 2015

	Option awards
Name	Number of shares acquired on exercise	Value realized on exercise

Steven R. Wisner	23,500	$74,965
Former Executive Vice President,	90,909	$232,727
Engineering and Production

Mr. Wisner exercised a stock option for the purchase of 23,500 shares with an exercise price of $0.81 per shares on June 1, 2015, a date on which the Company’s stock price closed at $4.00 per share.  Mr. Wisner exercised a stock option for the purchase of 90,909 shares with an exercise price of $1.30 per shares on June 16, 2015, a date on which the Company’s stock price closed at $3.86 per share.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Steven R. Wisner was granted a one-time payment of $150,000 in connection with his resignation.  This payment was negotiated contemporaneously with his resignation.  Other than the information set forth below for Mr. Shaw, no other Named Executive Officer has a contract in place for termination or change in control payments.

The following table identifies the types and amounts of payments that shall be made to Thomas J. Shaw, our CEO, in the event of a termination of his employment or a change in control per his Employment Agreement.  Such payments shall be made by us and shall be one-time, lump sum payments except as indicated below.  In 2015, no other contract existed for payments upon termination or change in control.

SUMMARY OF PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

ASSUMING OCCURRENCE AS OF DECEMBER 31, 2015(1)

Payment Triggering Event	Salary Through Trigger Event Date(2)	Amounts Owed Under Benefit Plans(3)	Reimbursement of Expenses	Undiscounted Salary For a Period of 24 Months	Payment Equal to 90 Days’ Salary	Value of Payments(4)
Death	x	x	x	—	—	—

Disability	x	x	x	933,122	—	933,122

Termination With Cause	x	—	x	—	—	—

Termination Without Cause	x	x	x	933,122	—	933,122

Resignation (Other Than After a Change in Control)	x	x	x	—	116,640	116,640

Resignation (After a Change in Control)	x	x	x	933,122	—	933,122

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

(2)                                 Mr. Shaw is paid every two weeks.  Therefore, the maximum value for this column in the event the triggering event took place immediately prior to a scheduled payment date is two weeks’ salary ($17,945).

(3)                                 Mr. Shaw participates in our benefit plans which do not discriminate in scope, terms, or operation in favor of executive officers.  Such plans are generally available to all salaried employees.  Accordingly, the value of such payments is not included in the “Value of Payments” column.

(4)                                 This value does not include payments under our benefit plans for reasons set forth in footnote 3 above.  In addition, this value assumes that the triggering event occurred on December 31, 2015.  Authorized payments under the Employment Agreement are also capped to one dollar less than the amount that would cause Mr. Shaw to be the recipient of a parachute payment under Section 280G(b) of the Internal Revenue Code.

COMPENSATION OF DIRECTORS

The following table identifies the types and amounts of compensation earned by our current and former Directors (with the exception of those that are named Executive Officers as described in footnote 1 to the table) in the last Fiscal Year:

DIRECTOR COMPENSATION TABLE FOR 2015

Name(1)	Fees Earned or Paid in Cash ($)	Total ($)
Marco Laterza	$2,500	$2,500
Amy Mack	$2,500	$2,500
Clarence Zierhut, former Director	$—	$—
Walter O. Bigby, Jr.	$2,500	$2,500

(1)                                 Thomas J. Shaw, Douglas W. Cowan, and Steven Wisner are Named Executive Officers who were also Directors in 2015.  Their compensation is reflected in the Summary Compensation and other tables presented earlier.

Narrative Explanation of Director Compensation Table for 2015

In 2015, we paid each non-employee Director a fee of $500 per meeting and reimbursed travel expenses, if airfare, hotel, and other reasonable travel-related expenses were incurred to attend Board meetings.  We do not pay any additional amounts for committee participation or special assignment.

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

Compensation Committee Interlocks and Insider Participation

The Compensation and Benefits Committee is currently composed of Walter O. Bigby, Jr., Amy Mack, and Marco Laterza.  Each of these members of this committee is an independent Board member and none have ever been employees of the Company.  Clarence Zierhut served on the Compensation and Benefits Committee until his resignation on February 2, 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information relating to our equity compensation plans as of December 31, 2015:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,182,569	$1.04	3,100,892
Total	1,182,569	$1.04	3,100,892

The Compensation and Benefits Committee authorized (and the shareholders approved) a grant of an option for the purchase of 3,000,000 shares of Common Stock to our CEO, Thomas J. Shaw, of which 1,000,000 remains exercisable.  The option is exercisable at a price of $0.81 per share, the market price on the date of grant.  The option will terminate in 2019.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information regarding the beneficial ownership as of March 1, 2016, for each person known by us to own beneficially 5% or more of our Common Stock.  Except pursuant to applicable community property laws, each shareholder identified in the table possesses sole voting and investment power with respect to his or her shares, except as noted below.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock

	Thomas J. Shaw(2) 511 Lobo Lane Little Elm, TX 75068	14,655,642	49.5%

	Suzanne M. August(3) 340 North Julia Circle St. Pete Beach, FL 33706	3,800,000	13.3%

	Lillian E. Salerno(4) 777 7th Avenue 430 Washington DC 20001	1,746,000	6.1%

	Lloyd I. Miller, III(5) 222 Lakeview Avenue Suite 160-365 West Palm Beach, FL 33401	2,355,824	8.2%

(1)                                 The Percent of Class is calculated for the Common Stock class by dividing each beneficial owner’s Amount of Beneficial Ownership, as shown in the table above, by the sum of the total outstanding Common Stock (28,619,874 shares) plus that beneficial owner’s stock equivalents (options), if any.

(2)                                 1,000,000 of the shares identified as Common Stock are shares acquirable through the exercise of a stock option.  2,800,000 of the shares are owned by the August 2010 Family Trust (see footnote 3) but are controlled by Mr. Shaw pursuant to a Voting Agreement.  These shares are permanently controlled by Mr. Shaw until such time as they are sold by the August 2010 Family Trust.  These shares are included in the share amounts and percentages for both Mr. Shaw and Ms. August in the above table.  Mr. Shaw has investment power over 1,000,000 shares of Common Stock as Trustee pursuant to trust agreements for the benefit of family members.  Ms. August has voting control over such 1,000,000 shares as Special Trustee (see footnote 3).  These shares are included in the share amounts and percentages for both Mr. Shaw and Ms. August in the above table.

(3)                                 2,800,000 shares of these shares are controlled by Mr. Thomas J. Shaw pursuant to a Voting Agreement and are held by the August 2010 Family Trust, for which Ms. August serves as Trustee.  These shares are included in the share amounts and percentages for both Mr. Shaw and Ms. August in the above table.  Ms. August has voting control over 1,000,000 shares of Common Stock as Special Trustee pursuant to trust agreements for the benefit of family members.  Mr. Shaw has investment power over such 1,000,000 shares as Trustee.  These shares are included in the share amounts and percentages for both Mr. Shaw and Ms. August in the above table.

(4)                                 25,000 shares identified as Common Stock are shares which are obtainable by the exercise of a stock option.  500,000 shares identified as Common Stock are owned by a trust for which Ms. Salerno serves as trustee.

(5)                                 The number of shares held by this person was obtained from a Schedule 13G filed on February 3, 2016.  Pursuant to the Schedule 13G, Lloyd I. Miller, III has sole voting and dispositive power for 2,335,624 of the shares and shared voting and dispositive power for 20,200 of the shares.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 1, 2016, for each Named Executive Officer specified by Item 402 of Regulation S-K (i.e., our CEO, CFO, and three other highest paid executive officers) and each Director of the Company.  Except pursuant to applicable community property laws or as otherwise discussed below, each shareholder identified in the table possesses sole voting and investment power with respect to his or her shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common Stock
As a Group	Named Executive Officers and Directors	15,364,920	51.9%

As Individuals	Thomas J. Shaw(2)	14,655,642	49.5%
	Michele M. Larios(3)	261,000	<1%
	Douglas W. Cowan(4)	200,000	<1%
	Russell B. Kuhlman(5)	89,450	<1%
	Marco Laterza(6)	60,000	<1%
	Walter O. Bigby, Jr.(7)	55,000	<1%
	Amy Mack(8)	43,828	<1%

(1)                                 The Percent of Class is calculated for the individuals holding Common Stock by dividing each beneficial owner’s Amount of Beneficial Ownership, as shown in the table above, by the sum of the total outstanding Common Stock (28,619,874 shares shares) plus that beneficial owner’s stock equivalents (options), if any.  The Percent of Class is calculated for the “As a Group” row by totaling all of the Percent of Class percentages appearing in the chart.

(2)                                 1,000,000 of these shares are acquirable through the exercise of a stock option. 2,800,000 of the shares are owned by the August 2010 Family Trust but are controlled by Mr. Shaw pursuant to a Voting Agreement.  These shares are permanently controlled by Mr. Shaw until such time as they are sold by the August 2010 Family Trust.  These shares are included in calculating Mr. Shaw’s percentages in the above table.  Mr. Shaw has investment power over 1,000,000 shares of Common Stock as Trustee pursuant to trust agreements for the benefit of family members.  These shares are included in calculating Mr. Shaw’s percentages in the above table.

(3)                                 250,000 of these shares are acquirable by the exercise of stock options.  1,000 of these shares are owned by Ms. Larios’ children.

(4)                                 These shares are acquirable by the exercise of stock options.

(5)                                 43,450 of these shares are acquirable by the exercise of stock options.

(6)                                 35,000 of these shares are acquirable by the exercise of stock options.

(7)                                 50,000 of these shares are acquirable by the exercise of stock options.

(8)                                 These shares are acquirable by the exercise of stock options.

There are no arrangements, the operation of which would result in a change in control of the Company, other than:

1. Ms. August’s shares (and those owned by the August 2010 Family Trust) shall cease to be controlled by Mr. Shaw under their Voting Agreement upon their sale to a third party; and

2.  Mr. Shaw is able to control 49.5% of the currently outstanding shares of the Common Stock and would control 46.4% of the Common Stock assuming the exercise of all outstanding options and conversion of all outstanding preferred shares.

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

A royalty of 5% of gross sales of all licensed products sold to customers over the life of the Technology Licensing Agreement is paid (See Item 1 — Patents, Trademarks, Licenses, and Proprietary Rights).  Of this royalty, Ms. Suzanne August, the former spouse of Mr. Shaw, was entitled to $100,000 per quarter until May 11, 2015 when such royalty payments ceased being paid to Ms. August.  A royalty of $2,388,817 and $2,143,477 was paid to Thomas J. Shaw in 2015 and 2014, respectively.  Ms. August received $245,055 in 2015 and $400,000 in 2014.

Director Independence

The Board of Directors has the responsibility for establishing corporate policies and for our overall performance, although it is not involved in day-to-day operations.  Currently, a majority of the Directors serving on our Board of Directors are independent Directors as defined in the listing standards of the NYSE MKT.  For the period between February 2, 2015 and May 29, 2015, the Company elected to use the exception in Section 801(h) of the NYSE MKT Company Guide allowing 50% of the Directors (rather than a majority) to be independent.  Our current independent Directors are Marco Laterza, Amy Mack, and Walter O. Bigby, Jr.  Each of our committees is constituted solely by independent Directors.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES

The aggregate fees billed by CF & Co., L.L.P. for professional services rendered for the audit of our annual financial statements for 2015 and 2014 and the reviews of the financial statements included in our Forms 10-Q or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $189,000 in each year.

AUDIT RELATED FEES

The aggregate fees billed by CF & Co., L.L.P. for professional services rendered for the audit of our 401(k) plan for 2015 and 2014 were $13,000 in each year.  Audit-related fees for Form S-8 were $1,800 in 2015.

TAX FEES

The aggregate fees billed by CF & Co., L.L.P. for preparation of federal and state income tax returns and tax consulting costs related to notices from taxing authorities for 2015 and 2014 were $102,429 and $209,429, respectively.  2015 and 2014 fees also include consultation on state sales tax matters and preparation of certain sales tax returns.

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

(2)

Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below.  Schedule II-Schedule of Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014, and 2013:

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Provision for Inventories
Fiscal year ended 2013	$239,752	$530,000	$88,357	$681,395
Fiscal year ended 2014	$681,395	$—	$—	$681,395
Fiscal year ended 2015	$681,395	$—	$—	$681,395

Provision for Accounts Receivable
Fiscal year ended 2013	$2,186,190	$50,000	$537,684	$1,698,506
Fiscal year ended 2014	$1,698,506	$27,300	$—	$1,725,806
Fiscal year ended 2015	$1,725,806	$116,395	$46,720	$1,795,481

Deferred Tax Valuation
Fiscal year ended 2013	$6,160,648	$2,417,018	$—	$8,577,666
Fiscal year ended 2014	$8,577,666	$807,790	$—	$9,385,456
Fiscal year ended 2015	$9,385,456	$—	$1,633,484	$7,751,972

Provision for Rebates		(A)	(B)	(C)
Fiscal year ended 2013	$21,993,267	$17,912,447	$13,112,048	$26,793,666
Fiscal year ended 2014	$26,793,666	$19,115,643	$12,070,529	$33,838,780
Fiscal year ended 2015	$33,838,780	$19,488,956	$12,155,856	$41,171,880

(A)                               Represents estimated rebates deducted from gross revenues

(B)                               Represents rebates credited to the distributor and charge offs against the allowance

(C)                            Includes $3,733,199; $4,160,099; and $3,611,962 in Accounts payable for 2015, 2014, and 2013, respectively.  The remainder includes a contra-account for credits taken by the distributor for which a credit memorandum has not been issued by the Company

(3)                                 Exhibits:

The following exhibits are filed herewith or incorporated herein by reference to exhibits previously filed with the SEC.

(b)                                 Exhibits

Exhibit No.	Description of Document
3(i)	Restated Certificate of Formation with Certificates of Designation, Preferences, Rights and Limitations of Class B Preferred Stock (all Series)*

3(ii)	Fourth Amended and Restated Bylaws of RTI**

4	Restated Certificate of Formation with Certificates of Designation, Preferences, Rights and Limitations of Class B Preferred Stock (all Series)*

10.1	Sample United States Distribution Agreement***

10.2	Sample Foreign Distribution Agreement***

10.3	Employment Agreement between RTI and Thomas J. Shaw dated as of January 1, 2008 (This is a management compensation contract.)****

10.4	Technology License Agreement between Thomas J. Shaw and RTI dated the 23rd day of June 1995***

10.5	First Amendment to Technology License Agreement between Thomas J. Shaw and RTI dated the 3rd day of July, 2008*****

10.6	Second Amendment to Technology License Agreement between Thomas J. Shaw and Retractable Technologies, Inc. dated as of the 7th day of September, 2012†

10.7	Retractable Technologies, Inc. First Amended 2008 Stock Option Plan††

10.8	Thomas J. Shaw Nonqualified Stock Option Agreement Issued Outside of Any Plan◦

10.9	Voting Agreement Between Thomas J. Shaw and Suzanne August dated November 8, 2006◦◦

14	Retractable Technologies, Inc. Code of Business Conduct and Ethics◦◦◦

23	Consent of Independent Registered Public Accounting Firm◦◦◦◦

31.1	Certification of Principal Executive Officer◦◦◦◦

31.2	Certification of Principal Financial Officer◦◦◦◦

32	Section 1350 Certifications◦◦◦◦

101

The following materials from this report, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2015 and 2014, (ii) the Statements of Operations for the years ended December 31, 2015, 2014, and 2013, (iii) the Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014, and 2013, (iv) the Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013, and (v) Notes to Financial Statements.◦◦◦◦

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

RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

By:	/s/ Thomas J. Shaw
THOMAS J. SHAW
CHAIRMAN, PRESIDENT, AND
CHIEF EXECUTIVE OFFICER

Date:	March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Douglas W. Cowan
DOUGLAS W. COWAN
VICE PRESIDENT, CHIEF FINANCIAL OFFICER, PRINCIPAL ACCOUNTING OFFICER, TREASURER, AND DIRECTOR

March 30, 2016

/s/ Amy Mack
AMY MACK
DIRECTOR

March 30, 2016

/s/ Marco Laterza
MARCO LATERZA
DIRECTOR

March 30, 2016

/s/ Walter O. Bigby, Jr.
WALTER O. BIGBY, JR.
DIRECTOR

March 30, 2016