Form 10-Q
period 2016-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2016-05-16
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,649,874 shares of Common Stock, no par value, issued and outstanding on May 2, 2016.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2016

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2016
	(unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$18,095,633	$18,045,044
Accounts receivable, net	3,163,139	4,900,997
Inventories, net	6,342,992	6,296,625
Other current assets	1,071,625	1,568,032
Total current assets	28,673,389	30,810,698

Property, plant, and equipment, net	11,341,026	11,468,061
Intangible and other assets, net	261,276	262,105
Total assets	$40,275,691	$42,540,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,369,285	$5,697,518
Current portion of long-term debt	252,633	249,349
Accrued compensation	942,867	763,576
Dividends payable	55,113	55,414
Accrued royalties to shareholders	505,375	631,145
Other accrued liabilities	729,247	690,535
Income taxes payable	9,932	8,176
Total current liabilities	6,864,452	8,095,713

Long-term debt, net of current maturities	3,348,562	3,417,471
Total liabilities	10,213,014	11,513,184

Commitments and contingencies — see Note 6

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	98,500	98,500
Series II, Class B	171,200	171,200
Series III, Class B	129,245	129,245
Series IV, Class B	342,500	342,500
Series V, Class B	40,000	40,000
Common stock, no par value	—	—
Additional paid-in capital	58,242,124	58,268,036
Retained deficit	(28,960,892)	(28,021,801)
Total stockholders’ equity	30,062,677	31,027,680
Total liabilities and stockholders’ equity	$40,275,691	$42,540,864

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Sales, net	$5,921,982	$6,178,576
Cost of sales
Cost of manufactured product	3,226,597	3,262,007
Royalty expense to shareholders	505,375	518,282
Total cost of sales	3,731,972	3,780,289
Gross profit	2,190,010	2,398,287

Operating expenses:
Sales and marketing	909,572	859,164
Research and development	124,919	116,306
General and administrative	2,049,688	2,317,914
Total operating expenses	3,084,179	3,293,384
Loss from operations	(894,169)	(895,097)

Interest and other income	5,181	6,606
Interest expense, net	(49,623)	(53,810)
Loss before income taxes	(938,611)	(942,301)
Provision for income taxes	480	2,044
Net loss	(939,091)	(944,345)
Preferred stock dividend requirements	(176,249)	(227,749)
Loss applicable to common shareholders	$(1,115,340)	$(1,172,094)

Basic loss per share	$(0.04)	$(0.04)

Diluted loss per share	$(0.04)	$(0.04)

Weighted average common shares outstanding:
Basic	28,624,874	27,663,500
Diluted	28,624,874	27,663,500

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cash flows from operating activities
Net loss	$(939,091)	$(944,345)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	22,000	100,000
Depreciation and amortization	204,266	225,834
(Increase) decrease in assets:
Inventories	(46,367)	(977,205)
Accounts receivable	1,715,858	2,120,322
Other current assets	496,407	305,608
Other assets	(750)	—
Increase (decrease) in liabilities:
Accounts payable	(1,328,233)	(188,786)
Other accrued liabilities	92,233	(85,261)
Income taxes payable	1,756	62
Net cash provided by operating activities	218,079	556,229

Cash flows from investing activities
Purchase of property, plant, and equipment	(75,650)	(363,177)
Change in restricted cash	—	(295)
Net cash used by investing activities	(75,650)	(363,472)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(65,626)	(37,064)
Proceeds from the exercise of stock options	29,200	60,583
Payment of Preferred Stock dividends	(55,414)	—
Net cash provided (used) by financing activities	(91,840)	23,519

Net increase in cash and cash equivalents	50,589	216,276

Cash and cash equivalents at:
Beginning of period	18,045,044	22,128,977
End of period	$18,095,633	$22,345,253

Supplemental schedule of cash flow information:
Interest paid	$49,623	$53,810
Income taxes paid	$—	$1,981

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$55,113	$170,817

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.              BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

Business of the Company

Retractable Technologies, Inc. (the “Company”) was incorporated in Texas on May 9, 1994, and designs, develops, manufactures, and markets safety syringes and other safety medical products for the healthcare profession.  The Company began to develop its manufacturing operations in 1995.  The Company’s manufacturing and administrative facilities are located in Little Elm, Texas.  The Company’s commercially available products are the VanishPoint® 0.5mL insulin syringe; 1mL tuberculin, insulin, and allergy antigen syringes; 0.5mL, 1mL, 2mL, 3mL, 5mL, and 10mL syringes; the small diameter tube adapter; the blood collection tube holder; the allergy tray; the IV safety catheter; the Patient Safe® syringes; the Patient Safe® Luer Cap; and the VanishPoint® Blood Collection Set.  The Company also sells VanishPoint® autodisable syringes in the international market in addition to the Company’s other products.

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of Management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.  The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements incorporated into its Form 10-K filed on March 30, 2016 for the year ended December 31, 2015.

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

The following table reflects our significant customers for the first quarters of 2016 and 2015:

	Three Months ended March 31, 2016	Three Months ended March 31, 2015
Number of significant customers	3	3
Aggregate dollar amount of net sales to significant customers	$3.1 million	$3.5 million
Percentage of net sales to significant customers	52.6%	57.4%

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 58.4% and 73.9% of its VanishPoint® syringes in the first three months of 2016 and 2015, respectively, from its primary Chinese manufacturer.  In the event that the Company becomes unable to purchase products from its primary Chinese manufacturer, the Company would need to find an alternate manufacturer for its 0.5mL insulin syringe, its 2mL, 5mL, and 10mL syringes and its autodisable syringe, and increase domestic production for 1mL and 3mL syringes.

Revenue recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Balance Sheets and deducted from revenues in the Statements of Operations.  Accounts payable included estimated contractual allowances for $3,164,457 and $3,733,199 as of March 31, 2016 and December 31, 2015, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  Any product shipped or distributed for evaluation purposes is expensed.

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

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock.  The calculation of diluted EPS excluded 1.4 million and 1.8 million shares of Common Stock underlying issued and outstanding stock options at March 31, 2016 and March 31, 2015, respectively, as their effect was antidilutive.   The potential dilution, if any, is shown on the following schedule:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net loss	$(939,091)	$(944,345)
Preferred dividend requirements	(176,249)	(227,749)
Loss applicable to common shareholders after assumed conversions	$(1,115,340)	$(1,172,094)
Average common shares outstanding	28,624,874	27,663,500
Average common and common equivalent shares outstanding — assuming dilution	28,624,874	27,663,500
Basic loss per share	$(0.04)	$(0.04)
Diluted loss per share	$(0.04)	$(0.04)

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

Recent Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”.  This ASU addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows.  The updated guidance is effective for the Company’s quarter ending March 31, 2017, with early adoption permitted.  The Company is currently assessing the impact that adoption of this guidance will have on its financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (topic 842). Under the new ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance lessor accounting is largely unchanged. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. This ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this standard.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about and Entity’s Ability to Continue as a Going Concern”.  Currently there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern. This ASU requires management to assess the entity’s ability to continue as a going concern.  This guidance is effective for the Company’s annual reporting period ending December 31, 2016, and for subsequent interim periods.  Early adoption is permitted.  The Company expects to adopt this guidance when effective, and upon adoption, will evaluate going concern based on this guidance.

3.              INVENTORIES

Inventories consist of the following:

	March 31, 2016	December 31, 2015
Raw materials	$1,711,130	$1,664,241
Finished goods	5,313,256	5,313,778
	7,024,386	6,978,019
Inventory reserve	(681,394)	(681,394)
	$6,342,992	$6,296,625

4.              INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was (0.1)% and (0.2)% for the three months ended March 31, 2016 and March 31, 2015, respectively.

5.              OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2016	December 31, 2015
Prepayments from customers	$272,089	$395,396
Accrued property taxes	102,124	—
Accrued professional fees	329,942	274,252
Other accrued expenses	25,092	20,887
	$729,247	$690,535

6.              COMMITMENTS AND CONTINGENCIES

In May 2010, the Company and an officer’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The trial commenced on September 9, 2013, in the U.S. District Court for the Eastern District of Texas, Tyler Division, and the jury found that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded the Company $113,508,014 in damages, which was trebled pursuant to statute.  The Court granted injunctive relief to take effect January

15, 2015.  In doing so, the Court found that BD’s business practices limited innovation, including false advertisements that suppressed sales of the VanishPoint®.  The specific injunctive relief includes: (1) enjoining BD’s use of “World’s Sharpest Needle” or any similar assertion of superior sharpness; (2) requiring notification to all customers who purchased BD syringe products from July 2, 2004 to date that BD wrongfully claimed that its syringe needles were sharper and that its statement that it had “data on file” was false and misleading; (3) requiring notification to employees, customers, distributors, GPOs, and government agencies that the deadspace of the VanishPoint® has been within ISO standards since 2004 and that BD overstated the deadspace of the VanishPoint® to represent that it was higher than some of BD’s syringes when it was actually less, and that BD’s statement that it had “data on file” was false and misleading, and, in addition, posting this notice on its website for a period of three years; (4) enjoining BD from advertising that its syringe products save medication as compared to VanishPoint® products for a period of three years; (5) requiring notification to all employees, customers, distributors, GPOs, and government agencies that BD’s website, cost calculator, printed materials, and oral representations alleging BD’s syringes save medication as compared to the VanishPoint® were based on false and inaccurate measurement of the VanishPoint®, and, in addition, posting this notice on its website for a period of three years; and (6) requiring the implementation of a comprehensive training program for BD employees and distributors that specifically instructs them not to use old marketing materials and not to make false representations regarding VanishPoint® syringes.  Final judgment was entered on January 15, 2015, awarding the Company $340,524,042 in damages and $11,722,823 in attorneys’ fees, as well as granting injunctive relief consistent with the orders as indicated above.  The parties stipulated that the amount of litigation costs recoverable by the Company is $295,000.  On January 14, 2015, the District Court stayed the portion of the injunctive relief that requires BD to notify end-user customers but also ordered BD to comply with internal correction activities as well as mandatory disclosures as set out above to its employees, customers, distributors and Group Purchasing Organizations.  BD filed an appeal of that ruling with the 5th Circuit Court of Appeals and that appeal was denied on February 3, 2015.  On February 12, 2015, BD filed a motion to amend the judgment directed most specifically to the issue of award of prejudgment interest.  On April 23, 2015, the Court entered an Amended Final Judgment that removed prejudgment interest but kept all other monetary and injunctive relief the same as was granted in the original Final Judgment.  BD filed its brief in the appeal on July 20, 2015.  The Company filed its responsive brief on September 18, 2015, and BD filed its brief in reply on October 19, 2015, to complete the briefing.  Oral argument occurred on Monday, February 29, 2016.  In many cases the 5th Circuit Court of Appeals issues its decision several months after oral argument, but there is no set time limit.

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

7.              BUSINESS SEGMENTS

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
U.S. sales	$5,503,010	$5,834,591
North and South America sales (excluding U.S.)	347,664	132,803
Other international sales	71,308	211,182
Total sales, net	$5,921,982	$6,178,576

	March 31, 2016	December 31, 2015
Long-lived assets
U.S.	$11,161,188	$11,282,192
International	$179,838	$185,869

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

8.              DIVIDENDS

The Company declared dividends in 2015 in the amounts of $12,313 and $43,101 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on February 1, 2016.  The Company declared dividends in the first quarter of 2016 in the amounts of $12,313 and $42,800 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on April 21, 2016.

9.              SUBSEQUENT EVENTS

On April 5, 2016, the chief executive officer of the Company exercised the remaining portion of his stock option.  The Company issued 1,000,000 shares of Common Stock to him at an exercise price of $0.81 (aggregate consideration of $810,000).

In the second quarter of 2016, the Company placed orders for additional injection molding machines and additional molds for use in the manufacture of the EasyPoint™  needle.  The expenditure for this equipment is expected to be $1.4 million.

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997.  Safety syringes comprised 97.9% of our sales in the first quarter of 2016.  We also manufacture and market the blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.

In the second quarter of 2016, we began selling a new product, the EasyPoint™ needle.  The EasyPoint™  is a retractable needle that can be used with Luer lock syringes, Luer slip syringes, and prefill syringes to give injections.  The EasyPoint™  needle can also be used to aspirate fluids and blood collection.

A recent article published in Medical Design Technology details the benefits of the EasyPoint™  needle as well as the existing VanishPoint® syringe.  The article states that when the EasyPoint™ needle becomes available, “for the first time, clinicians will be able to change needles and have the safety of automated needle retraction.”  The March 7, 2016 article is available on the Article Archives tab of our website at www.vanishpoint.com.

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

We have reported in the past that our progress is limited principally due to the marketing practices engaged in by BD, the dominant maker and seller of disposable syringes.  In our litigation against BD alleging anticompetitive conduct and false advertising, a final judgment for $352 million plus post-judgment interest and costs as well as some injunctive relief has been granted by the District Court.  We have not received any of the amounts indicated by the District Court in its final judgment.  BD is currently under court order to make certain disclosures regarding its exclusionary conduct to a specified class of distributors and customers.  BD has appealed to the United States Court of Appeals for the Fifth Circuit.  Oral argument was heard on February 29, 2016, and no order has been issued.

In 2014, the Company took steps to decrease non-litigation legal costs by approximately $1.1 million.  In 2014 and 2015, the Company reduced its workforce to cut costs.  In the future, if such cost cutting measures prove insufficient, we may reduce other operating expenses, further reduce the workforce, further reduce the salaries of officers as well as other employees, and/or defer royalty payments.

The Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law on December 18, 2015, includes a two year moratorium on the medical device excise tax imposed by Internal Revenue Code section 4191.  Thus, the medical device excise tax was suspended beginning on January 1, 2016 and ending on December 31, 2017.  The impact of this tax was $360,000 in 2015.

We exchanged 728 thousand shares of our Common Stock for 200 thousand shares of our Series IV Class B Convertible Preferred Stock as of November 30, 2015 pursuant to an agreement with a shareholder.  Such shareholder agreed to waive all unpaid dividends in arrears associated with the tendered preferred stock, equaling $3.1 million.  Future dividend requirements of $200 thousand per year are avoided as a result of this transaction.

Product purchases from our primary Chinese manufacturer have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the first quarter of 2016, our primary Chinese manufacturer produced approximately 58.4% of our VanishPoint® syringes.  In the event that we become unable to purchase products from our primary Chinese manufacturer, we would need to find an alternate manufacturer for the 0.5mL insulin syringe, the 0.5mL autodisable syringe, and the 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.

In 1995, we entered into a license agreement with Thomas J. Shaw for the exclusive right to manufacture, market, and distribute products utilizing automated retraction technology.  This technology is the subject of various patents and patent applications owned by Mr. Shaw.  The license agreement generally provides for quarterly payments of a 5% royalty fee on gross sales.

On April 5, 2016, Thomas J. Shaw exercised the remaining portion of his stock option.  The Company issued 1,000,000 shares of Common Stock to him at an exercise price of $0.81 (aggregate consideration of $810,000).

With increased volumes, our manufacturing unit costs have generally tended to decline.  Factors that could affect our unit costs include increases in costs by third party manufacturers, changing production volumes, costs of petroleum products, and transportation costs.  Increases in such costs may not be recoverable through price increases of our products.

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Dollar amounts have been rounded for ease of reading.  All period references are to the periods ended March 31, 2016 or 2015.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2016 and March 31, 2015

Sales

Domestic sales accounted for 92.9% and 94.4% of the revenues for the three months ended March 31, 2016 and 2015, respectively.  Domestic revenues decreased 5.7% principally due to lower average sales prices and slightly lower unit sales.  Domestic unit sales decreased 1.2%.  Domestic unit sales were 90.6% of total unit sales for the three months ended March 31, 2016.  International unit sales and revenues increased 14.9% and 21.8%, respectively.  Our international orders may be subject to significant fluctuation over time.  Overall unit sales increased 0.1%.

Gross Profit and Cost of Sales

Gross profit decreased 8.7% primarily due to lower revenues.

The average cost of manufactured products sold per unit decreased by 1.2%.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense decreased 2.5% due to decreased gross sales.

Operating Expenses

Operating expenses decreased 6.4% or $209 thousand.  The decrease was primarily due to lower tax expense, principally, the Medical Device Excise Tax, lower non-litigation legal fees, and lower bad debt accrual.  The decrease in expenses was mitigated by an increase in Sales and marketing costs of $50,000 related to compensation and international consulting costs.

Loss from Operations

Our operating loss was $894 thousand compared to an operating loss for the same period last year of $895 thousand due primarily to lower operating expenses offset by lower revenues.

Income Taxes

Our effective tax rate on the net loss before income taxes was (0.1)% and (0.2)% for the three months ended March 31, 2016 and March 31, 2015, respectively.

Discussion of Balance Sheet and Statement of Cash Flows

Our balance sheet remains strong with cash making up 44.9% of total assets.  Working capital was $21.8 million at March 31, 2016, a decrease of $906 thousand from December 31, 2015.

Approximately $218 thousand in cash flow in the three months ended March 31, 2016 was provided by operating activities.

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

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable manufacturing arrangements and relationships could result in the need to manufacture all (as opposed to 40.1%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

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

In our litigation against BD alleging anticompetitive conduct and false advertising, a final judgment for $352 million plus post-judgment interest and costs as well as some injunctive relief has been granted by the District Court.  We have not received any of the amounts indicated by the District Court in its final judgment.  BD is currently under court order to make certain disclosures regarding its exclusionary conduct to a specified class of distributors and customers.  BD has appealed to the United States Court of Appeals for the Fifth Circuit.  Oral argument was heard on February 29, 2016, and no order has been issued.

CAPITAL RESOURCES

There were no material commitments for capital expenditures in the first quarter of 2016.  In the second quarter of 2016, we placed orders for additional injection molding machines and additional molds for use in the manufacture of the EasyPoint™  needle.  The expenditure for this equipment is expected to be $1.4 million.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.                     Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective, as discussed below.

We reported a material weakness in our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 30, 2016, in connection with the accounting for raw materials.  As disclosed in the Annual Report, we plan to remedy this weakness by transitioning to an Oracle inventory accounting system.  As such system is not yet in place, we cannot yet state that our disclosure controls and procedures are effective.  We expect to have the Oracle system fully implemented by the third quarter of 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes during the first quarter of 2016 or subsequent to March 31, 2016 in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                     Legal Proceedings.

Please refer to Note 6 to the financial statements for a complete description of all legal proceedings.

Item 1A.            Risk Factors.

There were no material changes in the Risk Factors applicable to the Company as set forth in our Form 10-K annual report for 2015 which was filed on March 30, 2016, and which is available on EDGAR.

Item 3.                     Defaults Upon Senior Securities.

Working Capital Restrictions and Limitations on the Payment of Dividends

The Company declared a dividend to the Series I Class B and Series II Class B Convertible Preferred Shareholders in the aggregate amount of $55,113.  This dividend was paid on April 21, 2016.

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

For the three months ended March 31, 2016, no dividends were in arrears.

Series II Class B Convertible Preferred Stock

For the three months ended March 31, 2016, no dividends were in arrears.

Series III Class B Convertible Preferred Stock

For the three months ended March 31, 2016, the amount of dividends in arrears was $32,311 and the total arrearage was $3,919,000 as of March 31, 2016.

Series IV Class B Convertible Preferred Stock

For the three months ended March 31, 2016, the amount of dividends in arrears was $85,625 and the total arrearage was $5,542,000 as of March 31, 2016.

Series V Class B Convertible Preferred Stock

For the three months ended March 31, 2016, the amount of dividends in arrears was $3,200 and the total arrearage was $974,000 as of March 31, 2016.

Item 5.         Other Information.

The 2016 annual meeting will be held on September 9, 2016, at 10:00 a.m. Central time at Little Elm Town Hall; 100 West Eldorado Parkway; Little Elm, Texas 75068.

Item 6.         Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 16, 2016	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	By:	/S/ DOUGLAS W. COWAN
DOUGLAS W. COWAN VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER