Form 10-Q
period 2016-09-30
RETRACTABLE TECHNOLOGIES INC
filed 2016-11-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,654,754 shares of Common Stock, no par value, outstanding on November 1, 2016.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2016

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2016
	(unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$15,218,714	$18,045,044
Accounts receivable, net	5,161,441	4,900,997
Inventories, net	7,204,724	6,296,625
Other current assets	229,410	1,568,032
Total current assets	27,814,289	30,810,698

Property, plant, and equipment, net	12,472,192	11,468,061
Intangible and other assets, net	258,375	262,105
Total assets	$40,544,856	$42,540,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,709,270	$5,697,518
Current portion of long-term debt	259,336	249,349
Accrued compensation	618,743	763,576
Dividends payable	55,113	55,414
Accrued royalties to shareholder	680,287	631,145
Other accrued liabilities	926,043	690,535
Income taxes payable	10,893	8,176
Total current liabilities	7,259,685	8,095,713

Long-term debt, net of current maturities	3,220,066	3,417,471
Total liabilities	10,479,751	11,513,184

Commitments and contingencies — see Note 6

Stockholders’ equity:
Preferred stock $1 par value:
Series I, Class B	98,500	98,500
Series II, Class B	171,200	171,200
Series III, Class B	129,245	129,245
Series IV, Class B	342,500	342,500
Series V, Class B	40,000	40,000
Common stock, no par value	—	—
Additional paid-in capital	59,026,550	58,268,036
Retained deficit	(29,742,890)	(28,021,801)
Total stockholders’ equity	30,065,105	31,027,680
Total liabilities and stockholders’ equity	$40,544,856	$42,540,864

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Sales, net	$8,840,134	$9,482,866	22,337,169	$22,376,912
Cost of sales
Cost of manufactured product	4,900,072	5,489,151	12,400,679	12,307,440
Royalty expense to shareholders	680,287	770,197	1,868,064	1,846,438
Total cost of sales	5,580,359	6,259,348	14,268,743	14,153,878
Gross profit	3,259,775	3,223,518	8,068,426	8,223,034

Operating expenses:
Sales and marketing	1,058,029	954,955	2,953,773	2,826,224
Research and development	117,939	125,780	389,712	409,764
General and administrative	2,165,246	2,342,165	6,306,085	7,321,847
Total operating expenses	3,341,214	3,422,900	9,649,570	10,557,835
Loss from operations	(81,439)	(199,382)	(1,581,144)	(2,334,801)

Litigation proceeds	—	—	—	7,724,826

Interest and other income	8,609	4,916	19,822	20,836
Interest expense, net	(51,994)	(58,316)	(158,327)	(165,269)
Net income (loss) before income taxes	(124,824)	(252,782)	(1,719,649)	5,245,592
Provision for income taxes	480	2,044	1,440	6,133
Net income (loss)	(125,304)	(254,826)	(1,721,089)	5,239,459
Preferred stock dividend requirements	(176,249)	(227,499)	(528,747)	(682,802)
Earnings (loss) applicable to common shareholders	$(301,553)	$(482,325)	(2,249,836)	$4,556,657

Basic earnings (loss) per share	$(0.01)	$(0.02)	(0.08)	$0.16

Diluted earnings (loss) per share	$(0.01)	$(0.02)	(0.08)	$0.15

Weighted average common shares outstanding:
Basic	29,649,874	27,873,447	29,252,652	27,759,333
Diluted	29,649,874	27,873,447	29,252,652	29,436,008

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Cash flows from operating activities
Net income (loss)	$(1,721,089)	$5,239,459
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Provision for doubtful accounts	92,000	141,000
Share-based compensation	84,651	—
Depreciation and amortization	672,000	645,038
(Increase) decrease in assets:
Inventories	(908,099)	(1,447,486)
Accounts receivable	(352,444)	474,048
Other current assets	1,338,622	419,238
Other assets	(750)	—
Increase (decrease) in liabilities:
Accounts payable	(988,248)	(36,989)
Litigation proceeds subject to stipulation	—	(7,724,826)
Other accrued liabilities	139,817	321,124
Income taxes payable	2,717	(2,885)
Net cash used by operating activities	(1,640,823)	(1,972,279)

Cash flows from investing activities
Purchase of property, plant, and equipment	(1,671,649)	(1,263,296)
Change in restricted cash	—	600,897
Net cash used by investing activities	(1,671,649)	(662,399)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(187,418)	(123,602)
Proceeds from the exercise of stock options	839,200	283,933
Proceeds from long-term debt	—	276,495
Payment of Preferred Stock dividends	(165,640)	(227,180)
Net cash provided by financing activities	486,142	209,646

Net decrease in cash and cash equivalents	(2,826,330)	(2,425,032)

Cash and cash equivalents at:
Beginning of period	18,045,044	22,128,977
End of period	$15,218,714	$19,703,945

Supplemental schedule of cash flow information:
Interest paid	$158,325	$165,269
Income taxes paid	$2,025	$9,017

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$55,113	$56,363

See accompanying notes to condensed financial statements

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.                BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

Business of the Company

Retractable Technologies, Inc. (the “Company”) was incorporated in Texas on May 9, 1994, and designs, develops, manufactures, and markets safety syringes and other safety medical products for the healthcare profession.  The Company began to develop its manufacturing operations in 1995.  The Company’s manufacturing and administrative facilities are located in Little Elm, Texas.  The Company’s products are the VanishPoint® 0.5mL insulin syringe; 1mL tuberculin, insulin, and allergy antigen syringes; 0.5mL, 1mL, 2mL, 3mL, 5mL, and 10mL syringes; the small diameter tube adapter; the blood collection tube holder; the allergy tray; the IV safety catheter; the Patient Safe® syringes; the Patient Safe® Luer Cap; the VanishPoint® Blood Collection Set; and the EasyPoint® needle.  The Company also sells VanishPoint® autodisable syringes in the international market in addition to the Company’s other products.

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

The following table reflects our significant customers for the first three and nine months of 2016 and 2015:

	Three Months ended September 30, 2016	Three Months ended September 30, 2015	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015
Number of significant customers	2	2	1	2
Aggregate dollar amount of net sales to significant customers	$3.5 million	$5.1 million	$7.1 million	$10.3 million
Percentage of net sales to significant customers	39.3%	53.5%	31.6%	46.0%

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 85.1% and 78.2% of its VanishPoint® syringes in the first nine months of 2016 and 2015, respectively, from its primary Chinese manufacturer.  Purchases from this Chinese manufacturer aggregated 92.7% and 82.4% of VanishPoint® syringes in the three month periods ended September 30, 2016 and 2015, respectively.  In the event that the Company becomes unable to purchase products from its primary Chinese manufacturer, the Company would need to find an alternate manufacturer for its 0.5mL insulin syringe, its 2mL, 5mL, and 10mL syringes and its autodisable syringe, and increase domestic production for 1mL and 3mL syringes.

Revenue recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Balance Sheets and deducted from revenues in the Statements of Operations.  Accounts payable included estimated contractual allowances for $3,998,904 and $3,733,199 as of September 30, 2016 and December 31, 2015, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  Any product shipped or distributed for evaluation purposes is expensed.

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

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock.  The calculation of diluted EPS excluded 670,338 and 674,042 shares of Common Stock underlying issued and outstanding stock options for the three months and nine months ended September 30, 2016, respectively, as their effect was antidilutive.  The potential dilution, if any, is shown on the following schedule:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net income (loss)	$(125,304)	$(254,826)	$(1,721,089)	$5,239,459
Preferred dividend requirements	(176,249)	(227,499)	(528,747)	(682,802)
Earnings (loss) applicable to common shareholders after assumed conversions	$(301,553)	$(482,325)	$(2,249,836)	$4,556,657
Average common shares outstanding	29,649,874	27,873,447	29,252,652	27,759,333
Average common and common equivalent shares outstanding – assuming dilution	29,649,874	27,873,447	29,252,652	29,436,008
Basic earnings (loss) per share	$(0.01)	$(0.02)	$(0.08)	$0.16
Diluted earnings (loss) per share	$(0.01)	$(0.02)	$(0.08)	$0.15

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

3.                    INVENTORIES

Inventories consist of the following:

	September 30, 2016	December 31, 2015
Raw materials	$1,614,476	$1,664,241
Finished goods	6,448,066	5,313,778
	8,062,542	6,978,019
Inventory reserve	(857,818)	(681,394)
	$7,204,724	$6,296,625

4.                    INCOME TAXES

The Company’s effective tax rate on the net earnings (loss) before income taxes was (0.1)% and 0.1% for the nine months ended September 30, 2016 and September 30, 2015, respectively.  For the three months ended September 30, 2016 and September 30, 2015, the Company’s effective tax rate on the net earnings (loss) before income taxes was (0.4)% and (0.8)%, respectively.

5.                    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2016	December 31, 2015
Prepayments from customers	$357,396	$395,396
Accrued property taxes	327,602	—
Accrued professional fees	213,952	274,252
Other accrued expenses	27,093	20,887
	$926,043	$690,535

6.                COMMITMENTS AND CONTINGENCIES

In May 2010, the Company and an officer’s suit against Becton, Dickinson and Company (“BD”) in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The trial commenced on September 9, 2013, in the U.S. District Court for the Eastern District of Texas, Tyler Division, and the jury found that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded the Company $113,508,014 in damages, which was trebled pursuant to statute.  The Court granted injunctive relief to take effect January 15, 2015.  In doing so, the Court found that BD’s business practices limited innovation, including false advertisements that suppressed sales of the VanishPoint®.  The specific injunctive relief includes: (1) enjoining BD’s use of “World’s Sharpest Needle” or any similar assertion of superior sharpness; (2) requiring notification to all customers who purchased BD syringe products from July 2, 2004 to date that BD wrongfully claimed that its syringe needles were sharper and that its statement that it had “data on file” was false and misleading; (3) requiring notification to employees, customers, distributors, GPOs, and government agencies that the deadspace of the VanishPoint® has been within ISO standards since 2004 and that BD overstated the deadspace of the VanishPoint® to represent that it was higher than some of BD’s syringes when it was actually less, and that BD’s statement that it had “data on file” was false and misleading, and, in addition, posting this notice on its website for a period of three years; (4) enjoining BD from advertising that its syringe products save medication as compared to VanishPoint® products for a period of three years; (5) requiring notification to all employees, customers, distributors, GPOs, and government agencies that BD’s website, cost calculator, printed materials, and oral representations alleging BD’s syringes save medication as compared to the VanishPoint® were based on false and inaccurate measurement of the VanishPoint®, and, in addition, posting this notice on its website for a period of three years; and (6) requiring the implementation of a comprehensive training program for BD employees and distributors that specifically instructs them not to use old marketing materials and not to make false representations regarding VanishPoint® syringes.  Final judgment was entered on January 15, 2015, awarding the Company $340,524,042 in damages and $11,722,823 in attorneys’ fees, as well as granting injunctive relief consistent with the orders as indicated above.  The parties stipulated that the amount of litigation costs recoverable by the Company is $295,000.  On January 14, 2015, the District Court stayed the portion of the injunctive relief that requires BD to notify end-user customers but also ordered BD to comply with internal correction activities as well as mandatory disclosures as set out above to its employees, customers, distributors and Group Purchasing Organizations.  BD filed an appeal of that ruling with the 5th Circuit Court of Appeals and that appeal was denied on February 3, 2015.  On February 12, 2015, BD filed a motion to amend the judgment directed most specifically to the issue of award of prejudgment interest.  On April 23, 2015, the Court entered an Amended Final Judgment that removed prejudgment interest but kept all other monetary and injunctive relief the same as was granted in the original Final Judgment.  BD filed its brief in the appeal on July 20, 2015.  The Company filed its responsive brief on September 18, 2015, and BD filed its brief in reply on October 19, 2015, to complete the briefing.  Oral argument occurred on Monday, February 29, 2016.  There is no set time limit for the 5th Circuit Court of Appeals to issue its decision.

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

7.                    BUSINESS SEGMENTS

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
U.S. sales	$7,303,015	$6,152,873	$19,750,504	$17,423,389
North and South America sales (excluding U.S.)	1,406,720	3,065,507	2,058,594	4,345,044
Other international sales	130,399	264,486	528,071	608,479
Total sales	$8,840,134	$9,482,866	$22,337,169	$22,376,912

	September 30, 2016	December 31, 2015

Long-lived assets
U.S.	$12,304,416	$11,282,192
International	$167,776	$185,869

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

8.                    DIVIDENDS

The Company declared dividends in 2015 in the amounts of $12,313 and $43,101 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on February 1, 2016.  The Company declared dividends in the first quarter of 2016 in the amounts of $12,313 and $42,800 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on April 21, 2016.  The Company declared dividends in the second quarter of 2016 in the amounts of $12,313 and $42,800 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on July 28, 2016.  The Company declared dividends in the third quarter of 2016 in the amounts of $12,313 and $42,800 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on October 20, 2016.

9.                    STOCK OPTIONS

On September 9, 2016, the Compensation and Benefits Committee approved grants of incentive stock options to the Company’s employees under the First Amended 2008 Stock Option Plan with exercise prices at fair market value ($2.75 per share), a ten-year term, and one-year vesting period, except to the extent that such vesting period would violate the First Amended 2008 Stock Option Plan.  In total, once vested, the stock options will be exercisable into 500,400 shares of Common Stock.  The value of an option for the purchase of one underlying common share is valued at $2.03, using the Black Scholes Option Pricing Model using a risk-free rate of 1.61% and a volatility factor of 67.6%.

10.             SUBSEQUENT EVENTS

On November 1, 2016, the Compensation and Benefits Committee approved a grant of a stock option to the chief executive officer for the purchase of 3,000,000 shares of Common Stock, not pursuant to any existing stock option plan, which will require shareholder approval prior to effectiveness.  The total value of this option using the Black Scholes Option Pricing Model using a risk-free rate of 1.84% and a volatility factor of 66.9% is $5.9 million.

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997.  Safety syringes comprised 93.4% of our sales in the first nine months of 2016.  We also manufacture and market the blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections resulting from catheter hub contamination.

In the second quarter of 2016, we began selling a new product, the EasyPoint® needle.  The EasyPoint®  is a retractable needle that can be used with Luer lock syringes, Luer slip syringes, and prefill syringes to give injections.  The EasyPoint®  needle can also be used to aspirate fluids and blood collection.  A March 2016 article published in Medical Design Technology details the benefits of the EasyPoint®  needle as well as the existing VanishPoint® syringe.  The article states that when the EasyPoint® needle becomes available, “for the first time, clinicians will be able to change needles and have the safety of automated needle retraction.”  The article is available on the Article Archives tab of our website at www.vanishpoint.com.

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

Product purchases from our primary Chinese manufacturer have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the first nine months of 2016, our primary Chinese manufacturer produced approximately 85.1% of our VanishPoint® syringes.  In the event that we become unable to purchase products from our primary Chinese manufacturer, we would need to find an alternate manufacturer for the 0.5mL insulin syringe, the 0.5mL autodisable syringe, and the 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.

In 1995, we entered into a license agreement with Thomas J. Shaw for the exclusive right to manufacture, market, and distribute products utilizing automated retraction technology.  This technology is the subject of various patents and patent applications owned by Mr. Shaw.  The license agreement generally provides for quarterly payments of a 5% royalty fee on gross sales.

On April 5, 2016, Thomas J. Shaw exercised the remaining portion the stock option granted to him in 2009.  The Company issued 1,000,000 shares of Common Stock to him at an exercise price of $0.81 per share (aggregate consideration of $810,000).  On November 1, 2016, Mr. Shaw was granted another stock option with a ten-year term, an exercise price of $2.66 per share, and exercisable upon shareholder approval for 3,000,000 shares of Common Stock.  The total value of this option using the Black Scholes Option Pricing Model using a risk-free rate of 1.84% and a volatility factor of 66.9% is $5.9 million.

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

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Dollar amounts have been rounded for ease of reading.  All period references are to the periods ended September 30, 2016 or 2015.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2016 and September 30, 2015

Sales

Domestic sales accounted for 82.6% and 64.9% of the revenues for the three months ended September 30, 2016 and 2015, respectively.  Domestic revenues increased 18.7% principally due to higher average prices and higher volumes.  Domestic unit sales increased 9.3%.  Domestic unit sales were 72.8% of total unit sales for the three months ended September 30, 2016.  International revenue and unit sales decreased 55.4% and 53.8%, respectively, due to lower volumes.  Our international orders may be subject to significant fluctuation over time.  Overall unit sales decreased 21.6%.

Gross Profit and Cost of Sales

The Cost of manufactured product decreased by 10.7% due to lower volumes mitigated by higher unit cost.  Royalty expense decreased 11.7% due to lower gross revenues.

Gross profit increased 1.1% primarily due to higher average prices.

Operating Expenses

Operating expenses decreased $82 thousand.  The decrease was primarily due to the suspension of the medical device excise tax and lower professional fees, mitigated by higher compensation and travel costs.

Loss from Operations

Our operating loss was $81 thousand compared to a loss from operations of $199 thousand for the same period last year due primarily to slightly higher gross profit and reduced operating expenses.

Income Taxes

Our effective tax rate on the net earnings (loss) before income taxes was (0.4)% and (0.8)% for the three months ended September 30, 2016 and September 30, 2015, respectively.

Comparison of Nine Months Ended September 30, 2016 and September 30, 2015

Sales

Domestic sales accounted for 88.4% and 77.9% of the revenues for the nine months ended September 30, 2016 and 2015, respectively.  Domestic revenues increased 13.4% principally due to higher sales volume and somewhat lower average prices.  Domestic unit sales increased 15.6%.  Domestic unit sales were 83.0% of total unit sales for the nine months ended September 30, 2016.  International revenue and unit sales decreased 47.8% and 53.3%, respectively, due to lower sales volumes and was somewhat offset by higher average sales prices.  Our international orders may be subject to significant fluctuation over time.  Overall unit sales decreased 7.5%.

Gross Profit and Cost of Sales

The Cost of manufactured product increased by 0.8% principally due to higher unit costs offset by lower volumes.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 1.2% due to higher gross revenues.  Rebates have a significant impact on the ratio of gross sales to net sales.

Gross profit decreased 1.9% primarily due to higher cost of manufacturing and slightly lower revenues.

Operating Expenses

Operating expenses decreased 8.6%.  The decrease was due to suspension of the medical device excise tax, reduced donations of product, severance benefits not incurred in 2016, and lower bad debt accruals.

Litigation Proceeds

A non-recurring recognition of $7,724,826 received from BD in the second quarter of 2015 pursuant to a patent infringement case had a significant impact on income for the nine months ended September 30, 2015.

Loss from Operations

Our operating loss was $1.6 million compared to an operating loss for the same period last year of $2.3 million due primarily to lower operating expenses.

Income Taxes

Our effective tax rate on the net earnings (loss) before income taxes was (0.1)% and 0.1% for the nine months ended September 30, 2016 and September 30, 2015, respectively.

Discussion of Balance Sheet and Statement of Cash Flow Items

Cash makes up 37.5% of total assets.  Working capital was $20.6 million at September 30, 2016, a decrease of $2.2 million from December 31, 2015.

Approximately $1.6 million in cash flow in the nine months ended September 30, 2016 was used by operating activities.

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

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable manufacturing arrangements and relationships could result in the need to manufacture all (as opposed to 22.2%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.         Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective, as discussed below.

We reported a material weakness in our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 30, 2016, in connection with the accounting for raw materials.  As disclosed in the Annual Report and previous Quarterly Reports, we plan to remedy this weakness by transitioning to an improved Oracle inventory accounting process.  As we are currently implementing this improvement, we cannot yet state that our disclosure controls and procedures are effective.  During the third quarter of 2016, we began running our improved Oracle process in tandem with the process currently in use and the testing produced favorable results.  We will continue testing and plan on implementation in the first half of 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes during the third quarter of 2016 or subsequent to September 30, 2016 in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Working Capital Restrictions and Limitations on the Payment of Dividends

The Company declared a dividend to the Series I Class B and Series II Class B Convertible Preferred Shareholders in the aggregate amount of $55,113.  This dividend was paid on October 20, 2016.

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

For the nine months ended September 30, 2016, no dividends were in arrears.

Series II Class B Convertible Preferred Stock

For the nine months ended September 30, 2016, no dividends were in arrears.

Series III Class B Convertible Preferred Stock

For the nine months ended September 30, 2016, the amount of dividends in arrears was $96,934 and the total arrearage was $3,984,000 as of September 30, 2016.

Series IV Class B Convertible Preferred Stock

For the nine months ended September 30, 2016, the amount of dividends in arrears was $256,875 and the total arrearage was $5,713,000 as of September 30, 2016.

Series V Class B Convertible Preferred Stock

For the nine months ended September 30, 2016, the amount of dividends in arrears was $9,600 and the total arrearage was $980,000 as of September 30, 2016.

Item 6.                     Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Statements of Operations for the nine months and three months ended September 30, 2016 and 2015, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (iv) Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2016	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	BY:	/s/ DOUGLAS W. COWAN
DOUGLAS W. COWAN VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER