Form 10-Q
period 2017-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2017-05-15
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,666,454 shares of Common Stock, no par value, issued and outstanding on May 1, 2017.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2017

PART I—FINANCIAL INFORMATION

Item 1.                     Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$16,816,193	$16,199,043
Accounts receivable, net	3,186,640	3,267,838
Inventories, net	7,288,087	7,017,224
Other current assets	443,768	192,548
Total current assets	27,734,688	26,676,653

Property, plant, and equipment, net	11,903,278	12,092,037
Other assets	9,188	10,289
Total assets	$39,647,154	$38,778,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,461,249	$4,471,756
Current portion of long-term debt	435,649	430,393
Accrued compensation	906,451	536,456
Dividends payable	55,113	55,113
Accrued royalties to shareholder	587,844	659,443
Other accrued liabilities	932,582	1,008,699
Income taxes payable	10,842	10,584
Total current liabilities	7,389,730	7,172,444

Long-term debt, net of current maturities	3,379,292	3,498,244
Total liabilities	10,769,022	10,670,688

Commitments and contingencies — see Note 6

Stockholders’ equity:
Preferred stock, $1 par value:
Series I, Class B	98,500	98,500
Series II, Class B	171,200	171,200
Series III, Class B	129,245	129,245
Series IV, Class B	342,500	342,500
Series V, Class B	40,000	40,000
Common stock, no par value	—	—
Additional paid-in capital	61,250,119	59,290,333
Accumulated deficit	(33,153,432)	(31,963,487)
Total stockholders’ equity	28,878,132	28,108,291
Total liabilities and stockholders’ equity	$39,647,154	$38,778,979

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Sales, net	$6,923,680	$5,921,982
Cost of sales
Cost of manufactured product	4,010,913	3,226,597
Royalty expense to shareholders	587,844	505,375
Total cost of sales	4,598,757	3,731,972
Gross profit	2,324,923	2,190,010

Operating expenses:
Sales and marketing	1,027,711	909,572
Research and development	148,449	124,919
General and administrative	2,300,867	2,049,688
Total operating expenses	3,477,027	3,084,179
Loss from operations	(1,152,104)	(894,169)

Interest and other income	10,505	5,181
Interest expense	(48,063)	(49,623)
Loss before income taxes	(1,189,662)	(938,611)
Provision for income taxes	283	480
Net loss	(1,189,945)	(939,091)
Preferred stock dividend requirements	(176,249)	(176,249)
Loss applicable to common shareholders	$(1,366,194)	$(1,115,340)

Basic loss per share	$(0.04)	$(0.04)

Diluted loss per share	$(0.04)	$(0.04)

Weighted average common shares outstanding:
Basic	31,333,121	28,624,874
Diluted	31,333,121	28,624,874

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cash flows from operating activities
Net loss	$(1,189,945)	$(939,091)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for doubtful accounts	—	22,000
Share based compensation	234,898	—
Depreciation and amortization	206,992	204,266
(Increase) decrease in assets:
Inventories	(270,863)	(46,367)
Accounts receivable	81,198	1,715,858
Other current assets	(251,220)	496,407
Other assets	—	(750)
Increase (decrease) in liabilities:
Accounts payable	(10,507)	(1,328,233)
Other accrued liabilities	222,279	92,233
Income taxes payable	258	1,756
Net cash provided (used) by operating activities	(976,910)	218,079

Cash flows from investing activities
Purchase of property, plant, and equipment	(17,131)	(75,650)
Net cash used by investing activities	(17,131)	(75,650)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(113,696)	(65,626)
Proceeds from the sale of common stock	1,780,000	—
Proceeds from the exercise of stock options	—	29,200
Payment of Preferred Stock dividends	(55,113)	(55,414)
Net cash provided (used) by financing activities	1,611,191	(91,840)

Net increase in cash and cash equivalents	617,150	50,589

Cash and cash equivalents at:
Beginning of period	16,199,043	18,045,044
End of period	$16,816,193	$18,095,633

Supplemental schedule of cash flow information:
Interest paid	$48,064	$49,623
Income taxes paid	$—	$—

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$55,113	$55,113

See accompanying notes to condensed unaudited financial statements

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

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of Management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.  The condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements incorporated into its Form 10-K filed on March 31, 2017 for the year ended December 31, 2016.

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

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost being determined using actual average cost.  The Company compares the average cost to the net realizable value and records the lower value.  Management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time to sell such inventory, the shelf life of inventory, and current market conditions when determining excess or obsolete inventories.  A reserve is established for any excess or obsolete inventories or they may be written off.

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

Financial instruments

The Company estimates the fair value of financial instruments through the use of public market prices, quotes from financial institutions, and other available information.  Judgment is required in interpreting data to develop estimates of fair value and, accordingly, amounts are not necessarily indicative of the amounts that could be realized in a current market exchange.  Short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on Management’s estimates, equals their recorded values.  The fair value of long-term liabilities, based on Management’s estimates, approximates their reported values.

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

The following table reflects our significant customers for the first quarters of 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Number of significant customers	3	3
Aggregate dollar amount of net sales to significant customers	$3.7 million	$3.1 million
Percentage of net sales to significant customers	53.2%	52.6%

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 90.5% and 58.4% of its VanishPoint® syringes in the first three months of 2017 and 2016, respectively, from its primary Chinese manufacturer.  In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company would need to find an alternate manufacturer for its blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and would increase domestic production for the 1mL and 3mL syringes.

Revenue recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Balance Sheets and deducted from revenues in the Statements of Operations.  Accounts payable included estimated contractual allowances for $3,294,192 and $3,591,534 as of March 31, 2017 and December 31, 2016, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  Any product shipped or distributed for evaluation purposes is expensed.

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

Litigation proceeds

Proceeds from litigation are recognized when realizable.  Generally, realization is not reasonably assured and expected until proceeds are collected and the legal proceeding has concluded.

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

The Company provides for deferred income taxes through utilizing an asset and liability approach for financial accounting and reporting based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such differences reverse in future periods.  Deferred tax assets are periodically reviewed for realizability.  The Company has established a valuation allowance for its net deferred tax asset as future taxable income cannot be reasonably assured.  Penalties and interest related to income tax are classified as General and administrative expense and Interest expense, respectively, in the Condensed Statements of Operations.  Such expenses are not material.

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock.  The calculation of diluted EPS excluded 148 thousand and 1.4 million shares of Common Stock underlying issued and outstanding stock options at March 31, 2017 and March 31, 2016, respectively, as their effect was antidilutive.  The potential dilution, if any, is shown on the following schedule:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net loss	$(1,189,945)	$(939,091)
Preferred dividend requirements	(176,249)	(176,249)
Loss applicable to common shareholders after assumed conversions	$(1,366,194)	$(1,115,340)
Average common shares outstanding	31,333,121	28,624,874
Average common and common equivalent shares outstanding — assuming dilution	31,333,121	28,624,874
Basic loss per share	$(0.04)	$(0.04)
Diluted loss per share	$(0.04)	$(0.04)

Shipping and handling costs

The Company classifies shipping and handling costs as part of Cost of sales in the Condensed Statements of Operations.

Research and development costs

Research and development costs are expensed as incurred.

Share based compensation

The Company’s share based payments are accounted for using the fair value method.  The Company records share based compensation expense on a straight-line basis over the requisite service period.  The Company incurred the following share based compensation costs:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Cost of sales	$97,761	$—
Sales and marketing	52,684	—
Research and development	16,308	—
General and administrative	68,145	—
	$234,898	$—

Recent pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330) Simplifying the Measurement of Inventory,” which is part of the FASB’s Simplification Initiative.  Inventory, including inventory measured at average cost, would be valued at the lower of cost or net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  ASU 2015-11 is effective for the Company’s annual periods and interim periods within those annual periods beginning January 1, 2017.  Amendments in this ASU should be applied prospectively with earlier application permitted at the beginning of an interim or annual reporting period.  The adoption of this pronouncement had no impact on the Company’s Balance Sheet, Results of Operations, or Cash Flows in the period of adoption.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”.  These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The updated guidance is effective for the Company’s quarter ending March 31, 2018, with early adoption permitted.  The Company is currently assessing the impact that adoption of this guidance will have on its financial statements and related disclosures.

In June 2016, the FASB issued Accounting Standards Update 2016-13, “Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  This ASU is effective for the Company’s quarter ending March 31, 2020 with early application permitted for the Company’s quarter ending March 31, 2019.  The Company is currently assessing the impact that adoption of this guidance will have on its financial statements and related disclosures.

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

3.                   INVENTORIES

Inventories consist of the following:

	March 31, 2017	December 31, 2016
Raw materials	$1,393,920	$1,303,278
Finished goods	6,489,690	6,309,469
	7,883,610	7,612,747
Inventory reserve	(595,523)	(595,523)
	$7,288,087	$7,017,224

4.                    INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was 0.0% and (0.1)% for the three months ended March 31, 2017 and March 31, 2016, respectively.

5.                    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2017	December 31, 2016
Prepayments from customers	$435,832	$692,922
Accrued property taxes	111,856	—
Accrued professional fees	351,537	266,747
Other accrued expenses	33,357	49,030
	$932,582	$1,008,699

6.              COMMITMENTS AND CONTINGENCIES

In May 2010, the Company and an officer’s suit against Becton, Dickinson and Company (“BD”) in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The trial commenced on September 9, 2013, in the U.S. District Court for the Eastern District of Texas, Tyler Division, and the jury found that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded the Company $113,508,014 in damages, which was trebled pursuant to statute.  The Court granted injunctive relief to take effect January 15, 2015.  In doing so, the Court found that BD’s business practices limited innovation, including false advertisements that suppressed sales of the VanishPoint® syringes.  The specific injunctive relief includes: (1) enjoining BD’s use of “World’s Sharpest Needle” or any similar assertion of superior sharpness; (2) requiring notification to all customers who purchased BD syringe products from July 2, 2004 to date that BD wrongfully claimed that its syringe needles were sharper and that its statement that it had “data on file” was false and misleading; (3) requiring notification to employees, customers, distributors, GPOs, and government agencies that the deadspace of the VanishPoint® has been within ISO standards since 2004 and that BD overstated the deadspace of the VanishPoint® to represent that it was higher than some of BD’s syringes when it was actually less, and that BD’s statement that it had “data on file” was false and misleading, and, in addition, posting this notice on its website for a period of three years; (4) enjoining BD from advertising that its syringe products save medication as compared to VanishPoint® products for a period of three years; (5) requiring notification to all employees, customers, distributors, GPOs, and government agencies that BD’s website, cost calculator, printed materials, and oral representations alleging BD’s syringes save medication as compared to the VanishPoint® were based on false and inaccurate measurement of the VanishPoint®, and, in addition, posting this notice on its website for a period of three years; and (6) requiring the implementation of a comprehensive training program for BD employees and distributors that specifically instructs them not to use old marketing materials and not to make false representations regarding VanishPoint® syringes.  Final judgment was entered on January 15, 2015, awarding the Company $340,524,042 in damages and $11,722,823 in attorneys’ fees, as well as granting injunctive relief consistent with the orders as indicated above.  The parties stipulated that the amount of litigation costs recoverable by the Company is $295,000.  On January 14, 2015, the District Court stayed the portion of the injunctive relief that requires BD to notify end-user customers but also ordered BD to comply with internal correction activities as well as mandatory disclosures as set out above to its employees, customers, distributors and Group Purchasing Organizations.  BD filed an appeal of that ruling with the 5th Circuit Court of Appeals and that appeal was denied on February 3, 2015.  On February 12, 2015, BD filed a motion to amend the judgment directed most specifically to the issue of award of prejudgment interest.  On April 23, 2015, the Court entered an Amended Final Judgment that removed prejudgment interest but kept all other monetary and injunctive relief the same as was granted in the original Final Judgment.  BD filed its brief in the appeal on July 20, 2015.  Oral argument occurred on Monday, February 29, 2016.  On December 2, 2016, the 5th Circuit Court of Appeals overturned the antitrust damages.  The finding of false advertising liability was affirmed and the case was remanded to the Eastern District of Texas for a redetermination as to the amount of damages to which the Company is entitled.  The Eastern District of Texas trial date was May 11, 2017.  No judgment has been issued.  The Company’s petition for certiorari to the U.S. Supreme Court was denied on March 20, 2017.

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

7.              BUSINESS SEGMENT

The Company does not operate in separate reportable segments.  Shipments to international customers generally require a prepayment either by wire transfer or an irrevocable confirmed letter of credit.  The Company does extend credit to international customers on some occasions depending upon certain criteria, including, but not limited to, the credit worthiness of the customer, the stability of the country, banking restrictions, and the size of the order.  All transactions are in U.S. currency.  Revenues by geography are as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
U.S. sales	$5,947,856	$5,503,010
North and South America sales (excluding U.S.)	496,531	347,664
Other international sales	479,293	71,308
Total sales, net	$6,923,680	$5,921,982

Long-lived assets by geography are as follows:

	March 31, 2017	December 31, 2016
Long-lived assets
U.S.	$11,747,565	$11,930,293
International	$155,713	$161,744

8.              DIVIDENDS

The Company declared dividends in 2016 in the amounts of $12,313 and $42,800 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on April 21, 2016.  The Company declared dividends in 2017 in the amounts of $12,313 and $42,800 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on April 27, 2017.

9.              PRIVATE PURCHASE

The Company approved three of its executive officers to purchase shares directly from the Company.  Thomas J. Shaw, CEO, exercised a portion of such right on January 12, 2017, buying two million shares at market price for an aggregate purchase price of $1.78 million.  Mr. Shaw has one million additional shares authorized for purchase at market price any time prior to September 9, 2018.  Mr. Cowan, CFO, and Ms. Larios, Vice President and General Counsel, are authorized to purchase 500,000 shares each at market price any time prior to September 9, 2018.  The approximate dollar value of these potential future purchases cannot be predicted.

10.       BONUSES

In February of 2017, Mr. Cowan and Ms. Larios were each granted cash bonuses of $250,000.  Ms. Larios received her bonus in the first quarter of 2017.  Mr. Cowan will receive his bonus later this year.

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997.  Safety syringes comprised 94.2% of our sales in the first quarter of 2017.  We also manufacture and market the blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections associated with catheter hub contamination.

In the second quarter of 2016, we began selling a new product, the EasyPoint® needle.  No EasyPoint® needles were sold in the first quarter of 2017.  We do have purchase orders for EasyPoint® for delivery later this year.  The EasyPoint® is a retractable needle that can be used with Luer lock syringes, Luer slip syringes, and prefilled syringes to give injections.  The EasyPoint® needle can also be used to aspirate fluids and collect blood.

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

We have reported in the past that our progress is limited principally due to the practices engaged in by BD, the dominant maker and seller of disposable syringes.  We initiated a lawsuit in 2007 against BD.  As previously reported, on December 2, 2016, the Fifth Circuit Court of Appeals overturned a district court judgment that had previously awarded us $340 million in antitrust damages from BD, but affirmed a finding of false advertising liability against BD and remanded the case to the Eastern District of Texas for a redetermination as to the amount of damages to which we are entitled.  The Eastern District of Texas trial date was on May 11, 2017.  No judgment has been issued.

We have taken steps to reduce our future litigation expenses and expect such expenses to be significantly less in 2017.  We have expanded our sales and marketing staff in an effort to gain market share.  Our stock option expense for grants in 2016 will be amortized over the next two quarters at $235,000 per quarter.

The Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law on December 18, 2015, includes a two year moratorium on the 2.3% medical device excise tax imposed by Internal Revenue Code section 4191.  Thus, the medical device excise tax was suspended beginning on January 1, 2016 and ending on December 31, 2017.

We reevaluated several compensation strategies in late 2016 and early 2017.  We also approved three of our executive officers to purchase shares directly from the Company.  Thomas J. Shaw exercised a portion of such right on January 12, 2017, buying two million shares at market price for an aggregate purchase price of $1.78 million.

Product purchases from our Chinese manufacturers have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the first quarter of 2017, our primary Chinese manufacturer produced approximately 90.5% of our VanishPoint® syringes.  In the event that we become unable to purchase products from our Chinese manufacturers, we would need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.

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

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Dollar amounts have been rounded for ease of reading.  All period references are to the periods ended March 31, 2017 or 2016.

Comparison of Three Months Ended March 31, 2017 and March 31, 2016

Domestic sales accounted for 85.9% and 92.9% of our revenues for the three months ended March 31, 2017 and 2016, respectively.  Domestic revenues increased 8.1% principally due to increased sales of the 0.5 mL and 3mL syringes.  Domestic unit sales increased 6.7%.  Domestic unit sales were 82.5% of total unit sales for the three months ended March 31, 2017.  International unit sales and revenues increased 118.3% and 132.9%, respectively, due to increased sales in South America, Australia, the European Union, and Africa.  Our international orders may be subject to significant fluctuation over time.  Overall unit sales increased 17.2%.

Gross profit increased 6.2% primarily due to higher revenues.

The average cost of manufactured products sold per unit increased by 6.1% due to the increased volume of syringes produced in China.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 16.3% due to increased gross sales.

Operating expenses increased 12.7% or $393 thousand.  The increase was primarily due to bonuses granted to two officers and stock option expense, mitigated by a reduction in litigation costs.

Our operating loss was $1.2 million compared to an operating loss for the same period last year of $894 thousand.  The increase was due primarily to bonus expense for officers and stock option expense, mitigated by a reduction in litigation costs.

Our effective tax rate on the net loss before income taxes was 0.0% and (0.1)% for the three months ended March 31, 2017 and March 31, 2016, respectively.

Discussion of Balance Sheet and Statement of Cash Flow Items

Our balance sheet remains strong with cash making up 42.4% of total assets.  Working capital was $20.3 million at March 31, 2017, an increase of $841 thousand from December 31, 2016.

Cash flow from operations was a negative $977 thousand for the three months ended March 31, 2017 due primarily to the loss from operations and changes in working capital, namely increased inventories and other current assets, mitigated by an increase in other accrued liabilities.  Noncash expenses such as share based compensation and depreciation and amortization also reduced the cash flow impact of the net loss.

LIQUIDITY

At the present time, Management does not intend to publicly raise equity capital.  Due to the funds received from prior litigation and direct purchases of our stock, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing, when available, as the primary ongoing sources of cash. Our ability to obtain additional funds through loans is uncertain.  Purchases of Common Stock directly from the Company in the first quarter of 2017 by Mr. Shaw resulted in additional capital of $1,780,000.  We cannot predict any recovery of damages in our litigation against BD at this time.  The ultimate outcome of this suit could have a material effect on our financial condition.

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

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable manufacturing arrangements and relationships could result in the need to manufacture all (as opposed to 20.1%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

The mix of domestic and international sales affects the average sales price of our products.  Generally, the higher the ratio of domestic sales to international sales, the higher the average sales price will be.  Some international sales of our products are shipped directly from China to the customer.  The number of units produced by us versus manufactured in China can have a significant effect on the carrying costs of inventory as well as Cost of sales.  We will continue to evaluate the appropriate mix of products manufactured domestically and those manufactured in China to achieve economic benefits as well as to maintain our domestic manufacturing capability.

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

Cash Requirements

Due to funds received from prior litigation, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing, when available, as the primary ongoing sources of cash.  We have taken steps to decrease our legal costs and we continue to evaluate these costs.  In the future, if we need to take cost cutting measures, we may reduce the number of units being produced, reduce the workforce, reduce the salaries of officers and other employees, and/or defer royalty payments.  Some increases in compensation were made in 2016 and 2017.

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

CAPITAL RESOURCES

There were no material commitments for capital expenditures in the first quarter of 2017.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.                     Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective, as discussed below.

We initially reported a material weakness in our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 30, 2016, in connection with the accounting for raw materials.  As disclosed in the Annual Report and in every periodic report since then, we plan to remedy this weakness by transitioning to an improved Oracle inventory accounting system.  As such system is not yet in place, we cannot yet state that our disclosure controls and procedures are effective.  We expect the Oracle system to be fully operational by June 30, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes during the first quarter of 2017 or subsequent to March 31, 2017 in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                     Legal Proceedings.

Please refer to Note 6 to the financial statements for a complete description of all legal proceedings.

Item 1A.            Risk Factors.

The Company’s manufacturing facility in Little Elm, TX experienced significant hail damage, necessitating roof replacements.  We expect that the cost of such replacements will be predominately covered by insurance.  However, we risk incurring unforeseen costs and, possibly, business interruption as a result of the roof replacements and related repair work.

There were no other material changes in the Risk Factors applicable to the Company as set forth in our Form 10-K annual report for 2016 which was filed on March 31, 2017, and which is available on EDGAR.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than as previously disclosed in a Current Report on Form 8-K filed January 13, 2017.

Item 3.                     Defaults Upon Senior Securities.

Working Capital Restrictions and Limitations on the Payment of Dividends

The Company declared a dividend to the Series I Class B and Series II Class B Convertible Preferred Shareholders in the aggregate amount of $55,113.  This dividend was paid on April 24, 2017.

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

For the three months ended March 31, 2017, no dividends were in arrears.

Series II Class B Convertible Preferred Stock

For the three months ended March 31, 2017, no dividends were in arrears.

Series III Class B Convertible Preferred Stock

For the three months ended March 31, 2017, the amount of dividends in arrears was $32,311 and the total arrearage was $4,049,000 as of March 31, 2017.

Series IV Class B Convertible Preferred Stock

For the three months ended March 31, 2017, the amount of dividends in arrears was $85,625 and the total arrearage was $5,884,000 as of March 31, 2017.

Series V Class B Convertible Preferred Stock

For the three months ended March 31, 2017, the amount of dividends in arrears was $3,200 and the total arrearage was $986,000 as of March 31, 2017.

Item 5.         Other Information.

The 2017 annual meeting will be held on September 8, 2017, at 10:00 a.m. Central time at Little Elm Town Hall; 100 West Eldorado Parkway; Little Elm, Texas 75068.

Item 6.         Exhibits.

Exhibit No.	Description of Document
31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Condensed Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2017	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	BY:	/s/ DOUGLAS W. COWAN
DOUGLAS W. COWAN VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER