Form 10-Q
period 2017-06-30
RETRACTABLE TECHNOLOGIES INC
filed 2017-08-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,666,454 shares of Common Stock, no par value, outstanding as of August 1, 2017.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2017

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$15,472,553	$16,199,043
Accounts receivable, net	3,471,523	3,267,838
Inventories, net	8,049,399	7,017,224
Other current assets	448,407	192,548
Total current assets	27,441,882	26,676,653

Property, plant, and equipment, net	11,819,588	12,092,037
Other assets	8,095	10,289
Total assets	$39,269,565	$38,778,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,445,649	$4,471,756
Current portion of long-term debt	440,971	430,393
Accrued compensation	814,604	536,456
Dividends payable	55,113	55,113
Accrued royalties to shareholder	635,554	659,443
Insurance proceeds	1,004,960	—
Other accrued liabilities	893,395	1,019,283
Total current liabilities	8,290,246	7,172,444

Long-term debt, net of current maturities	3,270,235	3,498,244
Total liabilities	11,560,481	10,670,688

Commitments and contingencies — see Note 6

Stockholders’ equity:
Preferred stock, $1 par value:
Series I, Class B	98,500	98,500
Series II, Class B	171,200	171,200
Series III, Class B	129,245	129,245
Series IV, Class B	342,500	342,500
Series V, Class B	40,000	40,000
Common stock, no par value	—	—
Additional paid-in capital	61,430,417	59,290,333
Accumulated deficit	(34,502,778)	(31,963,487)
Total stockholders’ equity	27,709,084	28,108,291
Total liabilities and stockholders’ equity	$39,269,565	$38,778,979

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Sales, net	$7,646,117	$7,575,053	$14,569,797	$13,497,035
Cost of sales
Cost of manufactured product	4,801,495	4,274,010	8,812,408	7,500,607
Royalty expense to shareholders	635,554	682,402	1,223,398	1,187,777
Total cost of sales	5,437,049	4,956,412	10,035,806	8,688,384
Gross profit	2,209,068	2,618,641	4,533,991	4,808,651

Operating expenses:
Sales and marketing	1,223,842	986,172	2,251,553	1,895,744
Research and development	157,395	146,854	305,844	271,773
General and administrative	2,133,040	2,091,151	4,433,907	4,140,839
Total operating expenses	3,514,277	3,224,177	6,991,304	6,308,356
Loss from operations	(1,305,209)	(605,536)	(2,457,313)	(1,499,705)

Interest and other income	14,173	6,032	24,678	11,213
Interest expense	(58,028)	(56,710)	(106,091)	(106,333)
Net loss before income taxes	(1,349,064)	(656,214)	(2,538,726)	(1,594,825)
Provision for income taxes	282	480	565	960
Net loss	(1,349,346)	(656,694)	(2,539,291)	(1,595,785)
Preferred stock dividend requirements	(176,249)	(176,249)	(352,498)	(352,498)
Loss applicable to common shareholders	$(1,525,595)	$(832,943)	$(2,891,789)	$(1,948,283)

Basic loss per share	$(0.05)	$(0.03)	$(0.09)	$(0.07)

Diluted loss per share	$(0.05)	$(0.03)	$(0.09)	$(0.07)

Weighted average common shares outstanding:
Basic	31,666,454	29,483,207	31,499,787	29,054,041
Diluted	31,666,454	29,483,207	31,499,787	29,054,041

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cash flows from operating activities
Net loss	$(2,539,291)	$(1,595,785)
Adjustments to reconcile loss to net cash used by operating activities:
Provision for doubtful accounts	—	77,000
Share-based compensation	470,309	—
Depreciation and amortization	405,102	446,798
(Increase) decrease in assets:
Inventories	(1,032,175)	18,003
Accounts receivable	(203,685)	(84,228)
Other current assets	(255,859)	986,438
Other assets	—	(750)
Increase (decrease) in liabilities:
Accounts payable	(26,107)	(677,846)
Accrued liabilities	128,371	322,807
Insurance proceeds	1,004,960	—
Net cash used by operating activities	(2,048,375)	(507,563)

Cash flows from investing activities
Purchase of property, plant, and equipment	(130,459)	(928,180)
Net cash used by investing activities	(130,459)	(928,180)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(217,431)	(124,163)
Proceeds from the sale of common stock	1,780,000	—
Proceeds from the exercise of stock options	—	839,200
Payment of Preferred Stock dividends	(110,225)	(110,528)
Net cash provided by financing activities	1,452,344	604,509

Net decrease in cash and cash equivalents	(726,490)	(831,234)

Cash and cash equivalents at:
Beginning of period	16,199,043	18,045,044
End of period	$15,472,553	$17,213,810

Supplemental schedule of cash flow information:
Interest paid	$106,090	$106,332
Income taxes paid	$—	$2,000

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$55,113	$55,113

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

The following table reflects our significant customers for the first three and six months of 2017 and 2016:

	Six Months ended June 30, 2017	Six Months ended June 30, 2016	Three Months ended June 30, 2017	Three Months ended June 30, 2016
Number of significant customers	1	2	2	1
Aggregate dollar amount of net sales to significant customers	$4.1 million	$6.1 million	$3.1 million	$2.8 million
Percentage of net sales to significant customers	28.0%	44.9%	40.2%	37.3%

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 89.1% and 78.2% of its VanishPoint® syringes in the first six months of 2017 and 2016, respectively, from its primary Chinese manufacturer.  Purchases from this Chinese manufacturer aggregated 90.1% and 91.8% of VanishPoint® syringes in the three month periods ended June 30, 2017 and 2016, respectively.  In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company would need to find an alternate manufacturer for its blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and would increase domestic production for the 1mL and 3mL syringes.

Revenue recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Balance Sheets and deducted from revenues in the Statements of Operations.  Accounts payable included estimated contractual allowances for $3,479,252 and $3,591,534 as of June 30, 2017 and December 31, 2016, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  Any product shipped or distributed for evaluation purposes is expensed.

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

Loss per share

The Company computes basic loss per share by dividing net loss for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  Diluted loss per share includes the determinants of basic loss per share and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock.  The calculation of diluted loss per share excluded 147,775 and 678,349 shares of Common Stock underlying issued and outstanding stock options at June 30, 2017 and June 30, 2016, respectively, as their effect was antidilutive.  The potential dilution, if any, is shown on the following schedule:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net loss	$(1,349,346)	$(656,694)	$(2,539,291)	$(1,595,785)
Preferred dividend requirements	(176,249)	(176,249)	(352,498)	(352,498)
Loss applicable to common shareholders	$(1,525,595)	$(832,943)	$(2,891,789)	$(1,948,283)
Average common shares outstanding	31,666,454	29,483,207	31,499,787	29,054,041
Average common and common equivalent shares outstanding - assuming dilution	31,666,454	29,483,207	31,499,787	29,054,041
Basic loss per share	$(0.05)	$(0.03)	$(0.09)	$(0.07)
Diluted loss per share	$(0.05)	$(0.03)	$(0.09)	$(0.07)

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

Share-based compensation

The Company’s share-based payments are accounted for using the fair value method.  The Company records share-based compensation expense on a straight-line basis over the requisite service period.  The Company incurred the following share-based compensation costs:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Cost of sales	$98,356	$—	$196,117	$—
Sales and marketing	51,993	—	104,677	—
Research and development	16,407	—	32,715	—
General and administrative	68,655	—	136,800	—
	$235,411	$—	$470,309	$—

Insurance Proceeds

Receipts from insurance up to the amount of any loss recognized by the Company are considered recoveries. Any such recoveries are recorded when they are received. Insurance recoveries are not recognized as a component of earnings (loss) from operations until all repairs are made.

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

3.                    INVENTORIES

Inventories consist of the following:

	June 30, 2017	December 31, 2016
Raw materials	$1,489,305	$1,303,278
Finished goods	7,155,617	6,309,469
	8,644,922	7,612,747
Inventory reserve	(595,523)	(595,523)
	$8,049,399	$7,017,224

4.                    INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was 0.0% and (0.1) for the six months ended June 30, 2017 and June 30, 2016, respectively.  For the three months ended June 30, 2017 and June 30, 2016, the Company’s effective tax rate on the net loss before income taxes was 0.0% and (0.1)%, respectively.

5.                    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2017	December 31, 2016
Prepayments from customers	$457,398	$692,922
Accrued property taxes	242,050	—
Accrued professional fees	127,808	266,747
Other accrued expenses	66,139	59,614
	$893,395	$1,019,283

6.                          COMMITMENTS AND CONTINGENCIES

In May 2010, the Company and an officer’s suit against Becton, Dickinson and Company (“BD”) in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The trial commenced on September 9, 2013, in the U.S. District Court for the Eastern District of Texas, Tyler Division, and the jury found that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded the Company $113,508,014 in damages, which was trebled pursuant to statute.  The Court granted injunctive relief to take effect January 15, 2015.  In doing so, the Court found that BD’s business practices limited innovation, including false advertisements that suppressed sales of the VanishPoint® syringes.  The specific injunctive relief includes: (1) enjoining BD’s use of “World’s Sharpest Needle” or any similar assertion of superior sharpness; (2) requiring notification to all customers who purchased BD syringe products from July 2, 2004 to date that BD wrongfully claimed that its syringe needles were sharper and that its statement that it had “data on file” was false and misleading; (3) requiring notification to employees, customers, distributors, GPOs, and government agencies that the deadspace of the VanishPoint® has been within ISO standards since 2004 and that BD overstated the deadspace of the VanishPoint® to represent that it was higher than some of BD’s syringes when it was actually less, and that BD’s statement that it had “data on file” was false and misleading, and, in addition, posting this notice on its website for a period of three years; (4) enjoining BD from advertising that its syringe products save medication as compared to VanishPoint® products for a period of three years; (5) requiring notification to all employees, customers, distributors, GPOs, and government agencies that BD’s website, cost calculator, printed materials, and oral representations alleging BD’s syringes save medication as compared to the VanishPoint® were based on false and inaccurate measurement of the VanishPoint®, and, in addition, posting this notice on its website for a period of three years; and (6) requiring the implementation of a comprehensive training program for BD employees and distributors that specifically instructs them not to use old marketing materials and not to make false representations regarding VanishPoint® syringes.  Final judgment was entered on January 15, 2015, awarding the Company $340,524,042 in damages and $11,722,823 in attorneys’ fees, as well as granting injunctive relief consistent with the orders as indicated above.  The parties stipulated that the amount of litigation costs recoverable by the Company is $295,000.  On January 14, 2015, the District Court stayed the portion of the injunctive relief that requires BD to notify end-user customers but also ordered BD to comply with internal correction activities as well as mandatory disclosures as set out above to its employees, customers, distributors and Group Purchasing Organizations.  BD filed an appeal of that ruling with the 5th Circuit Court of Appeals and that appeal was denied on February 3, 2015.  On February 12, 2015, BD filed a motion to amend the judgment directed most specifically to the issue of award of prejudgment interest.  On April 23, 2015, the Court entered an Amended Final Judgment that removed prejudgment interest but kept all other monetary and injunctive relief the same as was granted in the original Final Judgment.  BD filed its brief in the appeal on July 20, 2015.  Oral argument occurred on Monday, February 29, 2016.  On December 2, 2016, the 5th Circuit Court of Appeals overturned the antitrust damages.  The finding of false advertising liability was affirmed and the case was remanded to the Eastern District of Texas for a redetermination as to the amount of damages to which the Company is entitled.  The Company’s petition for certiorari to the U.S. Supreme Court was denied on March 20, 2017.  The Eastern District of Texas trial date was May 11, 2017.  The Court announced that it will issue its decision within three months of May 11, 2017.  No decision has been issued.

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

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
U.S. sales	$6,055,144	$6,944,479	$12,003,000	$12,447,489
North and South America sales (excluding U.S.)	1,331,029	304,210	1,827,560	651,874
Other international sales	259,944	326,364	739,237	397,672
Total sales, net	$7,646,117	$7,575,053	$14,569,797	$13,497,035

Long-lived assets by geography are as follows:

	June 30, 2017	December 31, 2016
Long-lived assets
U.S.	$11,669,906	$11,930,293
International	$149,682	$161,744

8.                    DIVIDENDS

The Company declared dividends in the first quarter of 2016 in the amounts of $12,313 and $42,800 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on April 21, 2016.  The Company declared dividends in the second quarter of 2016 in the amounts of $12,313 and $42,800 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on July 28, 2016.  The Company declared dividends in the first quarter of 2017 in the amounts of $12,313 and $42,800 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on April 27, 2017. The Company declared dividends in the second quarter of 2017 in the amounts of $12,313 and $42,800 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on July 20, 2017.

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

10.                  BONUSES

In February of 2017, Mr. Cowan and Ms. Larios were each granted cash bonuses of $250,000.  Ms. Larios received her bonus in the first quarter of 2017.  Mr. Cowan will receive his bonus later this year. Bonuses payable are included in accrued compensation in the Condensed Balance Sheets.

11.                  STORM DAMAGE AND INSURANCE PROCEEDS

On March 26, 2017 a hail storm passed through Little Elm, TX, resulting in damage to the Company’s two buildings.  During April, the Company performed an inspection of its facilities and determined that possible roof damage had been sustained.  In late April, the Company’s insurance carrier inspected the two buildings and confirmed that damage occurred from the hail storm.  This damage was principally to the roofs of the buildings but also many of the HVAC units and a wall alongside one of the buildings sustained damage.

The Company’s insurance carrier has assessed the damages at approximately $1 million and the Company’s deductible is less than $25,000.  The Company has received these funds from its carrier.  At this time, the Company does not expect the cost of repairs to the roofs, the wall, and to the HVAC units to exceed its coverage.  The Company expects repairs to commence during the third quarter of 2017 and to be completed by the end of the year.  The Company does not currently anticipate that these repairs will result any significant disruption to its operations or interruption to its production.

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997.  Safety syringes comprised 93.3% of our sales in the first six months of 2017.  We also manufacture and market the blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections associated with catheter hub contamination.

In the second quarter of 2016, we began selling a new product, the EasyPoint® needle.  No EasyPoint® needles were sold in the first quarter of 2017.  EasyPoint® needle sales made up approximately 3% of our second quarter revenues.  The EasyPoint® is a retractable needle that can be used with Luer lock syringes, Luer slip syringes, and prefilled syringes to give injections.  The EasyPoint® needle can also be used to aspirate fluids and collect blood.

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

We have taken steps to reduce our future litigation expenses and expect such expenses to continue to be significantly less in 2017.  We have expanded our sales and marketing staff in an effort to gain market share.  Our stock option expense for grants in 2016 will require future amortization of $206 thousand, of which approximately $190 thousand will be expensed in the third quarter of 2017.

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

As discussed in Note 11 to the financial statements, we received $1,004,960 from our insurance carrier in the second quarter of 2017 and we expect to effect building repairs using these funds beginning in the third quarter.

Product purchases from our Chinese manufacturers have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the first six months of 2017, our primary Chinese manufacturer produced approximately 89.1% of our VanishPoint® syringes.  In the event that we become unable to purchase products from our Chinese manufacturers, we would need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.

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

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Dollar amounts have been rounded for ease of reading.  All period references are to the periods ended June 30, 2017 or 2016.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2017 and June 30, 2016

Domestic sales accounted for 79.2% and 91.7% of the revenues for the three months ended June 30, 2017 and 2016, respectively.  Domestic revenues decreased 12.8% principally due to decreases in sales of 1mL and 3mL syringes and the EasyPoint® needle.  Domestic unit sales decreased 14.1%.  Domestic unit sales were 69.8% of total unit sales for the three months ended June 30, 2017.  International revenue and unit sales increased 152.3% and 225.5%, respectively, due to the timing of several large orders.  Our international orders may be subject to significant fluctuation over time.  Overall unit sales increased 10.5%.

Gross profit decreased 15.6% primarily due to lower domestic sales volumes.

The Cost of manufactured product increased by 12.5% principally due to larger volumes sold.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense decreased 6.9% due to lower gross sales.

Operating expenses increased 9.0% or $290 thousand.  The increase was due to stock option expense and increased staffing in sales and marketing.  Our legal expenses declined.

Our operating loss was $1.3 million compared to an operating loss for the same period last year of $605 thousand due primarily to lower gross profit and higher operating expenses.

Our effective tax rate on the net loss before income taxes was 0.0% and (0.1)% for the three months ended June 30, 2017 and June 30, 2016, respectively.

Comparison of Six Months Ended June 30, 2017 and June 30, 2016

Domestic sales accounted for 82.4% and 92.2% of the revenues for the six months ended June 30, 2017 and 2016, respectively.  Domestic revenues decreased 3.6% principally due to lower volume.  Domestic unit sales decreased 5.4%.  Domestic unit sales were 75.2% of total unit sales for the six months ended June 30, 2017.  International revenue and unit sales increased 144.6% and 183.4%, respectively, due to the timing of several large orders.  Our international orders may be subject to significant fluctuation over time.  Overall unit sales increased 13.3%.

Gross profit decreased 5.7% primarily due to higher per unit cost of manufacture.

The Cost of manufactured product increased 17.5% due to larger volumes and higher manufacturing cost per unit.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 3.0% due to higher gross sales.

Operating expenses increased 10.8% or $683 thousand.  The increase was due to stock option expense and increased staffing in sales and marketing.  We also awarded bonuses to two officers in the first quarter. Our legal expenses declined.

Our operating loss was $2.5 million compared to an operating loss for the same period last year of $1.5 million due primarily to higher operating expenses and lower gross profit.

Our effective tax rate on the net loss before income taxes was 0.0% and (0.1)% for the six months ended June 30, 2017 and June 30, 2016, respectively.

Discussion of Balance Sheet and Statement of Cash Flow Items

Cash comprises 39.4% of total assets.  Working capital was $19.2 million at June 30, 2017, a decrease of $350 thousand from December 31, 2016.

Cash flow from operations was negative $2.0 million for the six months ended June 30, 2017 due primarily to our Net loss and increased inventory levels.  The decrease in cash was mitigated by noncash expenses of share-based compensation and depreciation and amortization.  We also received $1.0 million from our insurance carrier which will be used for repairing damage to our buildings from a hail storm, as discussed herein.

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

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable manufacturing arrangements and relationships could result in the need to manufacture all (as opposed to 17.4%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

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

As discussed in Note 11 to the financial statements, we received $1,004,960 from our insurance carrier in the second quarter of 2017 and we expect to effect building repairs using these funds beginning in the third quarter.

CAPITAL RESOURCES

There were no material commitments for capital expenditures in the second quarter of 2017.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.                     Controls and Procedures.

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

We initially reported a material weakness in our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 30, 2016, in connection with the accounting for raw materials.  We are addressing this weakness by running parallel accounting systems, including the Oracle Periodic Average Costing system, and we have enhanced our review procedures.  This approach supports achieving reliable results.  We intend to fully implement the Oracle Periodic Average Costing system by the end of 2017.

Changes in Internal Control Over Financial Reporting

We have implemented procedures to address the material weakness identified in our Form 10-K for the year ended December 31, 2015.  There have been no further changes during the second quarter of 2017 or subsequent to June 30, 2017 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

We utilize various analytical tools to ensure an accurate valuation of inventory of our raw materials.  We analyze changing prices, ensure accurate physical counts, confirm formulas used in computations, and evaluate the reasonableness of the results.  Results that do not fall within a reasonable parameter are investigated.  Such investigation may include, but is not limited to, price, quantities, and overall valuation.  The major modification we are reviewing and planning is the implementation of the Oracle Periodic Average Costing system by the end of 2017.  This system is intended to reduce or eliminate input errors for the purchase price of raw materials.

PART II—OTHER INFORMATION

Item 1.                     Legal Proceedings.

Please refer to Note 6 to the financial statements for a complete description of all legal proceedings.

Item 1A.            Risk Factors.

There were no material changes in the Risk Factors applicable to the Company as set forth in our Form 10-K annual report for 2016.

Item 3.                     Defaults Upon Senior Securities.

Working Capital Restrictions and Limitations on the Payment of Dividends

The Company declared a dividend to the Series I Class B and Series II Class B Convertible Preferred Shareholders in the aggregate amount of $55,113.  This dividend was paid on July 20, 2017.

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

For the six months ended June 30, 2017, no dividends were in arrears.

Series II Class B Convertible Preferred Stock

For the six months ended June 30, 2017, no dividends were in arrears.

Series III Class B Convertible Preferred Stock

For the six months ended June 30, 2017, the amount of dividends in arrears was $64,622 and the total arrearage was $4,081,000 as of June 30, 2017.

Series IV Class B Convertible Preferred Stock

For the six months ended June 30, 2017, the amount of dividends in arrears was $171,250 and the total arrearage was $5,970,000 as of June 30, 2017.

Series V Class B Convertible Preferred Stock

For the six months ended June 30, 2017, the amount of dividends in arrears was $6,400 and the total arrearage was $990,000 as of June 30, 2017.

Item 5.                     Other Information.

Our annual meeting of shareholders will be held on September 8, 2017 at 10:00 a.m. Central time and we are soliciting the vote of shareholders of Common Stock with regard to the election of Class 1 Directors.  The Proxy Statement has been delivered via the notice and access method, meaning most Common Stockholders will generally only receive a short notice notifying them of where they can download copies of the proxy materials.  Shareholders desiring paper copies of the proxy materials may request them.

Item 6.                     Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Condensed Statements of Operations for the six months and three months ended June 30, 2017 and 2016, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	August 14, 2017	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

		BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER