Form 10-Q
period 2017-09-30
RETRACTABLE TECHNOLOGIES INC
filed 2017-11-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,666,454 shares of Common Stock, no par value, outstanding on November 1, 2017.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2017

PART I—FINANCIAL INFORMATION

Item 1.                     Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$15,866,458	$16,199,043
Accounts receivable, net	5,246,322	3,267,838
Inventories, net	7,353,247	7,017,224
Other current assets	505,656	192,548
Total current assets	28,971,683	26,676,653

Property, plant, and equipment, net	11,663,988	12,092,037
Other assets	7,063	10,289
Total assets	$40,642,734	$38,778,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,046,014	$4,471,756
Current portion of long-term debt	430,089	430,393
Accrued compensation	924,879	536,456
Dividends payable	55,113	55,113
Accrued royalties to shareholder	847,301	659,443
Insurance proceeds	876,250	—
Other accrued liabilities	950,770	1,019,283
Total current liabilities	9,130,416	7,172,444

Long-term debt, net of current maturities	3,172,321	3,498,244
Total liabilities	12,302,737	10,670,688

Commitments and contingencies — see Note 6

Stockholders’ equity:
Preferred stock, $1 par value:
Series I, Class B	98,500	98,500
Series II, Class B	171,200	171,200
Series III, Class B	129,245	129,245
Series IV, Class B	342,500	342,500
Series V, Class B	40,000	40,000
Common stock, no par value	—	—
Additional paid-in capital	62,127,956	59,290,333
Accumulated deficit	(34,569,404)	(31,963,487)
Total stockholders’ equity	28,339,997	28,108,291
Total liabilities and stockholders’ equity	$40,642,734	$38,778,979

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Sales, net	$10,412,036	$8,840,134	$24,981,833	$22,337,169
Cost of sales
Cost of manufactured product	6,304,397	4,900,072	15,116,805	12,400,679
Royalty expense to shareholder	847,301	680,287	2,070,699	1,868,064
Total cost of sales	7,151,698	5,580,359	17,187,504	14,268,743
Gross profit	3,260,338	3,259,775	7,794,329	8,068,426

Operating expenses:
Sales and marketing	1,220,451	1,058,029	3,472,004	2,953,773
Research and development	159,921	117,939	465,765	389,712
General and administrative	1,912,824	2,165,246	6,346,731	6,306,085
Total operating expenses	3,293,196	3,341,214	10,284,500	9,649,570
Loss from operations	(32,858)	(81,439)	(2,490,171)	(1,581,144)

Interest and other income	19,477	8,609	44,155	19,822
Interest expense, net	(52,962)	(51,994)	(159,053)	(158,327)
Net loss before income taxes	(66,343)	(124,824)	(2,605,069)	(1,719,649)
Provision for income taxes	283	480	848	1,440
Net loss	(66,626)	(125,304)	(2,605,917)	(1,721,089)
Preferred stock dividend requirements	(176,249)	(176,249)	(528,747)	(528,747)
Loss applicable to common shareholders	$(242,875)	$(301,553)	$(3,134,664)	$(2,249,836)

Basic loss per share	$(0.01)	$(0.01)	$(0.10)	$(0.08)

Diluted loss per share	$(0.01)	$(0.01)	$(0.10)	$(0.08)

Weighted average common shares outstanding:
Basic	32,166,454	29,649,874	31,722,010	29,252,652
Diluted	32,166,454	29,649,874	31,722,010	29,252,652

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Cash flows from operating activities
Net loss	$(2,605,917)	$(1,721,089)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for doubtful accounts	(81,152)	92,000
Share-based compensation	652,860	84,651
Depreciation and amortization	603,582	672,000
(Increase) decrease in assets:
Accounts receivable	(1,897,332)	(352,444)
Inventories	(336,023)	(908,099)
Other current assets	(313,108)	1,338,622
Other assets	—	(750)
Increase (decrease) in liabilities:
Accounts payable	574,258	(988,248)
Other accrued liabilities	507,768	139,817
Income taxes payable	—	2,717
Insurance proceeds	876,250	—
Net cash used by operating activities	(2,018,814)	(1,640,823)

Cash flows from investing activities
Purchase of property, plant, and equipment	(172,305)	(1,671,649)
Net cash used by investing activities	(172,305)	(1,671,649)

Cash flows from financing activities
Repayments of long-term debt and notes payable	(326,227)	(187,418)
Proceeds from the sale of common stock	2,350,100	—
Proceeds from the exercise of stock options	—	839,200
Payment of Preferred Stock dividends	(165,339)	(165,640)
Net cash provided by financing activities	1,858,534	486,142

Net decrease in cash and cash equivalents	(332,585)	(2,826,330)

Cash and cash equivalents at:
Beginning of period	16,199,043	18,045,044
End of period	$15,866,458	$15,218,714

Supplemental schedule of cash flow information:
Interest paid	$159,053	$158,325
Income taxes paid	$—	$2,025

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$55,113	$55,113

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

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of Management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.  The unaudited condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements incorporated into its Form 10-K filed on March 31, 2017 for the year ended December 31, 2016.

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

The Company’s property, plant, and equipment primarily consist of buildings and improvements, land, assembly equipment, molding machines, molds, office equipment, furniture, and fixtures.  Depreciation and amortization are calculated using the straight-line method over the following useful lives:

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

The following table reflects our significant customers for the three and nine months ended September 30, 2017 and 2016:

	Three Months ended September 30, 2017	Three Months ended September 30, 2016	Nine Months ended September 30, 2017	Nine Months ended September 30, 2016
Number of significant customers	3	2	2	1
Aggregate dollar amount of net sales to significant customers	$5.1 million	$3.5 million	$9.4 million	$7.1 million
Percentage of net sales to significant customers	49.1%	39.3%	37.5%	31.6%

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 90.4% and 85.1% of its VanishPoint® syringes in the first nine months of 2017 and 2016, respectively, from its primary Chinese manufacturer.  Purchases from this Chinese manufacturer aggregated 93.0% and 92.7% of VanishPoint® syringes in the three month periods ended September 30, 2017 and 2016, respectively.  In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company would need to find an alternate manufacturer for its blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and would increase domestic production for the 1mL and 3mL syringes.

Revenue recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Condensed Balance Sheets and deducted from revenues in the Condensed Statements of Operations.  Accounts payable included estimated contractual allowances for $3,714,733 and $3,591,534 as of September 30, 2017 and December 31, 2016, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  Any product shipped or distributed for evaluation purposes is expensed.

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

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock.  The calculation of diluted EPS excluded 93,125 and 670,338 shares of Common Stock underlying issued and outstanding stock options for the three months ended September 30, 2017 and September 30, 2016, respectively, as their effect was antidilutive.  The calculation of diluted EPS excluded 128,540 and 674,042 shares of Common Stock underlying issued and outstanding stock options for the nine months ended September 30, 2017 and September 30, 2016, respectively, as their effect was antidilutive.  The potential dilution, if any, is shown on the following schedule:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net loss	$(66,626)	$(125,304)	$(2,605,917)	$(1,721,089)
Preferred dividend requirements	(176,249)	(176,249)	(528,747)	(528,747)
Loss applicable to common shareholders after assumed conversions	$(242,875)	$(301,553)	$(3,134,664)	$(2,249,836)
Average common shares outstanding	32,166,454	29,649,874	31,722,010	29,252,652
Average common and common equivalent shares outstanding – assuming dilution	32,166,454	29,649,874	31,722,010	29,252,652
Basic loss per share	$(0.01)	$(0.01)	$(0.10)	$(0.08)
Diluted loss per share	$(0.01)	$(0.01)	$(0.10)	$(0.08)

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

Share-based compensation

The Company’s share-based payments are accounted for using the fair value method.  The Company records share-based compensation expense on a straight-line basis over the requisite service period.  The Company incurred the following share-based compensation costs:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Cost of sales	$74,683	$37,995	$270,800	$37,995
Sales and marketing	38,578	20,723	143,255	20,723
Research and development	12,458	6,310	45,174	6,310
General and administrative	56,832	19,623	193,631	19,623
	$182,551	$84,651	$652,860	$84,651

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”.  These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The updated guidance is effective for the Company’s quarter ending March 31, 2018, with early adoption permitted.  The Company does not expect ASU 2016-18 to have a material effect on its financial statements as the Company currently holds no restricted cash or restricted cash equivalents.

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

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition.  This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services.  This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract.  ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption.  In July 2015, the FASB voted to delay the effective date of this ASU by one year.  The ASU will now be effective commencing with the Company’s quarter ending March 31, 2018.  Early adoption of this ASU is allowed no sooner than the original effective date.  Management’s preliminary assessment is that the implementation of the amended guidance will not have a material impact on the Company’s balance sheet, statements of operations, changes in stockholders’ equity and cash flows.  The Company’s revenue is generated from sales of finished goods (disposable medical devices).  Revenue from these sales will continue to be recognized when title of the products is passed to the customer.  Management expects materially similar results under the amended guidance as compared to the Company’s current policies and procedures regarding revenue recognition.  This preliminary assessment may change prior to adoption.  Additionally, Management anticipates adopting this amended guidance on a Modified Retrospective basis in the first quarter of 2018.

3.       INVENTORIES

Inventories consist of the following:

	September 30, 2017	December 31, 2016
Raw materials	$1,543,972	$1,303,278
Finished goods	6,404,798	6,309,469
	7,948,770	7,612,747
Inventory reserve	(595,523)	(595,523)
	$7,353,247	$7,017,224

4.       INCOME TAXES

The Company’s effective tax rate on the net earnings (loss) before income taxes was 0.0% and (0.1)% for the nine months ended September 30, 2017 and September 30, 2016, respectively.  For the three months ended September 30, 2017 and September 30, 2016, the Company’s effective tax rate on the net earnings (loss) before income taxes was (0.4)% and (0.4)%, respectively.

5.       OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2017	December 31, 2016
Prepayments from customers	$376,984	$692,922
Accrued property taxes	363,075	—
Accrued professional fees	159,526	266,747
Other accrued expenses	51,185	59,614
	$950,770	$1,019,283

6.                COMMITMENTS AND CONTINGENCIES

In May 2010, the Company and an officer’s suit against Becton, Dickinson and Company (“BD”) in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The trial commenced on September 9, 2013, in the U.S. District Court for the Eastern District of Texas, Tyler Division, and the jury found that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded the Company $113,508,014 in damages, which was trebled pursuant to statute.  The Court granted injunctive relief to take effect January 15, 2015.  In doing so, the Court found that BD’s business practices limited innovation, including false advertisements that suppressed sales of the VanishPoint® syringes.  The specific injunctive relief includes: (1) enjoining BD’s use of “World’s Sharpest Needle” or any similar assertion of superior sharpness; (2) requiring notification to all customers who purchased BD syringe products from July 2, 2004 to date that BD wrongfully claimed that its syringe needles were sharper and that its statement that it had “data on file” was false and misleading; (3) requiring notification to employees, customers, distributors, GPOs, and government agencies that the deadspace of the VanishPoint® has been within ISO standards since 2004 and that BD overstated the deadspace of the VanishPoint® to represent that it was higher than some of BD’s syringes when it was actually less, and that BD’s statement that it had “data on file” was false and misleading, and, in addition, posting this notice on its website for a period of three years; (4) enjoining BD from advertising that its syringe products save medication as compared to VanishPoint® products for a period of three years; (5) requiring notification to all employees, customers, distributors, GPOs, and government agencies that BD’s website, cost calculator, printed materials, and oral representations alleging BD’s syringes save medication as compared to the VanishPoint® were based on false and inaccurate measurement of the VanishPoint®, and, in addition, posting this notice on its website for a period of three years; and (6) requiring the implementation of a comprehensive training program for BD employees and distributors that specifically instructs them not to use old marketing materials and not to make false representations regarding VanishPoint® syringes.  Final judgment was entered on January 15, 2015, awarding the Company $340,524,042 in damages and $11,722,823 in attorneys’ fees, as well as granting injunctive relief consistent with the orders as indicated above.  The parties stipulated that the amount of litigation costs recoverable by the Company is $295,000.  On January 14, 2015, the District Court stayed the portion of the injunctive relief that requires BD to notify end-user customers but also ordered BD to comply with internal correction activities as well as mandatory disclosures as set out above to its employees, customers, distributors and Group Purchasing Organizations.  BD filed an appeal of that ruling with the 5th Circuit Court of Appeals and that appeal was denied on February 3, 2015.  On February 12, 2015, BD filed a motion to amend the judgment directed most specifically to the issue of award of prejudgment interest.  On April 23, 2015, the Court entered an Amended Final Judgment that removed prejudgment interest but kept all other monetary and injunctive relief the same as was granted in the original Final Judgment.  BD filed its brief in the appeal on July 20, 2015.  Oral argument occurred on Monday, February 29, 2016.  On December 2, 2016, the 5th Circuit Court of Appeals overturned the antitrust damages.  The finding of false advertising liability was affirmed and the case was remanded to the Eastern District of Texas for a redetermination as to the amount of damages to which the Company is entitled.  The Company’s petition for certiorari to the U.S. Supreme Court was denied on March 20, 2017.  The Eastern District of Texas trial date was May 11, 2017. On August 17, 2017, District Court for the Eastern District of Texas issued the Court’s Final Judgment ordering that the Company take nothing in its suit against BD and dismissing the case.  On September 13, 2017, the Company filed a Motion to Alter or Amend the Judgment and on September 14, 2017, the Company filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit. On October 27, 2017, the Eastern District denied the Company’s Motion to Alter or Amend the Judgment.  As a result of the District Court’s denial of the Motion to Amend, an amended Notice of Appeal was filed with the United States Court of Appeals for the Fifth Circuit on November 3, 2017.

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

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
U.S. sales	$8,358,847	$7,303,015	$20,361,847	$19,750,504
North and South America sales (excluding U.S.)	1,900,892	1,406,720	3,728,452	2,058,594
Other international sales	152,297	130,399	891,534	528,071
Total sales	$10,412,036	$8,840,134	$24,981,833	$22,337,169

Long -lived assets by geography are as follows:

	September 30, 2017	December 31, 2016

Long-lived assets
U.S.	$11,520,337	$11,930,293
International	$143,651	$161,744

8.       DIVIDENDS

The Company declared dividends in the first quarter of 2016 in the amounts of $12,313 and $42,800 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on April 21, 2016.  The Company declared dividends in the second quarter of 2016 in the amounts of $12,313 and $42,800 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on July 28, 2016.  The Company declared dividends in the third quarter of 2016 in the amounts of $12,313 and $42,800 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on October 20, 2016. The Company declared dividends in the first quarter of 2017 in the amounts of $12,313 and $42,800 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on April 27, 2017. The Company declared dividends in the second quarter of 2017 in the amounts of $12,313 and $42,800 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on July 20, 2017. The Company declared dividends in the third quarter of 2017 in the amounts of $12,313 and $42,800 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on October 20, 2017.

9.       PRIVATE PURCHASE

The Company approved three of its executive officers to purchase shares directly from the Company.  Thomas J. Shaw, CEO, exercised his purchase rights on January 12, 2017, buying two million shares at market price for an aggregate purchase price of $1.78 million, and he exercised the remainder of his purchase rights on August 23, 2017 by purchasing one million shares at market price for aggregate consideration of $570,100.  Mr. Cowan, CFO, and Ms. Larios, Vice President and General Counsel, are authorized to purchase 500,000 shares each at market price any time prior to September 9, 2018.  The approximate dollar value of these potential future purchases cannot be predicted.

10.    BONUSES

In February of 2017, Mr. Cowan and Ms. Larios were each granted cash bonuses of $250,000.  Ms. Larios received her bonus in the first quarter of 2017.  Mr. Cowan will receive his bonus later this year.

11.    STORM DAMAGE AND INSURANCE PROCEEDS

On March 26, 2017, a hail storm passed through Little Elm, TX, resulting in damage to the Company’s two buildings.  During April 2017, the Company performed an inspection of its facilities and determined that possible roof damage had been sustained.  In late April 2017, the Company’s insurance carrier inspected the two buildings and confirmed that damage occurred from the hail storm.  This damage was principally to the roofs of the buildings but also many of the HVAC units and a wall alongside one of the buildings.

The Company’s insurance carrier has assessed damages of $1,009,960 and the Company’s deductible is $5,000.  The Company has received these funds from its carrier.  At this time, the Company does not expect the cost of repairs to the roofs, the wall, and to the HVAC units to exceed its coverage.  Repairs commenced during the third quarter of 2017 and are expected to be completed by the end of the year.  The Company does not currently anticipate that these repairs will result any significant disruption to its operations or interruption to its production.  The Company expects that all repairs will be covered by the insurance proceeds.

During the third quarter of 2017, the Company incurred and recognized $128,710 in repairs due to the storm damage.  There is $876,250 of remaining insurance proceeds.  This repair expense was offset by the insurance proceeds, resulting in no impact to the Statement of Operations.  These costs and offsets are included in General and administrative expense in the Statement of Operations.

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997.  Safety syringes comprised 90.6% of our sales in the first nine months of 2017.  We also manufacture and market the EasyPoint®, the blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections associated with catheter hub contamination.

In the second quarter of 2016, we began selling a new product, the EasyPoint® needle.  EasyPoint® needle sales made up 9.8% of third quarter revenues and 4.9% of revenues for the first nine months of 2017.  The EasyPoint® is a retractable needle that can be used with Luer lock syringes, Luer slip syringes, and prefilled syringes to give injections.  The EasyPoint® needle can also be used to aspirate fluids and collect blood.

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

We have reported in the past that our progress is limited principally due to the practices engaged in by BD, the dominant maker and seller of disposable syringes.  We initiated a lawsuit in 2007 against BD which was dismissed on August 17, 2017.  We have filed for appeal.

Our litigation expenses were significantly less in 2017 and we have expanded our sales and marketing staff in an effort to gain market share.

Our remaining stock option expense for grants in 2016 will be expensed in the fourth quarter of 2017.

The Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law on December 18, 2015, includes a two year moratorium on the 2.3% medical device excise tax imposed by Internal Revenue Code section 4191.  Thus, the medical device excise tax was suspended beginning on January 1, 2016 and ending on December 31, 2017.

We reevaluated several compensation strategies in late 2016 and early 2017.  We also approved three of our executive officers to purchase shares directly from the Company.  Thomas J. Shaw exercised his purchase rights on January 12, 2017, buying two million shares at market price for an aggregate purchase price of $1.78 million, and he exercised the remainder of his purchase rights on August 23, 2017 by purchasing one million shares at market price for aggregate consideration of $570,100.

As discussed in Note 11 to the financial statements, we received $1,004,960 from our insurance carrier in the second quarter of 2017 and began repairing the buildings using these funds in the third quarter of 2017.

Product purchases from our Chinese manufacturers have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the first nine months of 2017, our primary Chinese manufacturer produced approximately 90.4% of our VanishPoint® syringes.  In the event that we become unable to purchase products from our Chinese manufacturers, we would need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.

In 1995, we entered into a license agreement with Thomas J. Shaw for the exclusive right to manufacture, market, and distribute products utilizing automated retraction technology.  This technology is the subject of various patents and patent applications owned by Mr. Shaw.  The license agreement generally provides for quarterly payments of a 5% royalty fee on gross sales.

With increased volumes, our manufacturing unit costs have generally tended to decline.  Factors that could affect our unit costs include increases in costs by third party manufacturers, changing production volumes, product mix, costs of petroleum products, and transportation costs.  Increases in such costs may not be recoverable through price increases of our products.

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Dollar amounts have been rounded for ease of reading.  All period references are to the periods ended September 30, 2017 or 2016.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2017 and September 30, 2016

Domestic sales accounted for 80.3% and 82.6% of the revenues for the three months ended September 30, 2017 and 2016, respectively.  Domestic revenues increased 14.5% principally due to higher volumes mitigated by lower average prices.  Domestic unit sales increased 23.9%.  Domestic unit sales were 71.8% of total unit sales for the three months ended September 30, 2017.  International revenue and unit sales increased 33.6% and 29.8%, respectively, due to the timing of significant international sales.  Our international orders may be subject to significant fluctuation over time.  Overall unit sales increased 25.5%.

The Cost of manufactured product increased by 28.7% due to higher volumes and higher manufacturing costs.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product mix.  Royalty expense increased 24.6% due to higher gross sales.

Gross profit was flat primarily due to higher manufacturing costs.

Operating expenses decreased 1.4% or $48.0 thousand.  The decrease was principally due to lower legal cost, and reduced bad debt expense in General and administrative expense, offset by an increase in Sales and marketing personnel.

Our operating loss was $32.9 thousand compared to an operating loss for the same period last year of $81 thousand due primarily to lower operating expenses.

Our effective tax rate on the net loss before income taxes was (0.4)% and (0.4)% for the three months ended September 30, 2017 and September 30, 2016, respectively.

Comparison of Nine Months Ended September 30, 2017 and September 30, 2016

Domestic sales accounted for 81.5% and 88.4% of the revenues for the nine months ended September 30, 2017 and 2016, respectively.  Domestic revenues increased 3.1% principally due to higher volume.  Domestic unit sales increased 5.1%.  Domestic unit sales were 73.8% of total unit sales for the nine months ended September 30, 2017.  International revenue and unit sales increased 78.6% and 82.5%, respectively, due to the timing of significant international sales.  Our international orders may be subject to significant fluctuation over time.  Overall unit sales increased 18.3%.

The Cost of manufactured product increased 21.9% due to higher volumes and higher manufacturing costs.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product mix.  Royalty expense increased 10.8% due to higher gross sales.

Gross profit decreased 3.4% primarily due to lower average price and higher manufacturing costs.

Operating expenses increased 6.6% or $635 thousand.  The increase was due to stock option expense, an increase in Sales and marketing personnel, travel expenses for Sales and marketing, higher payroll costs in Research and development, and bonuses paid to two officers.  These increased expenses were offset by lower legal costs and reduced bad debt expense.

Our operating loss was $2.5 million compared to an operating loss for the same period last year of $1.6 million due primarily to lower gross profit and higher operating expenses.

Our effective tax rate on the net loss before income taxes was 0.0% and (0.1)% for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Discussion of Balance Sheet and Statement of Cash Flow Items

Cash comprises 39.0% of total assets.  Working capital was $19.8 million at September 30, 2017, an increase of $337 thousand from December 31, 2016.

Cash flow used by operations was $2.0 million for the nine months ended September 30, 2017 due primarily to our net loss.

We also received approximately $1.0 million from our insurance carrier which is being used to repair damage to our buildings from a hail storm, as discussed herein.  We also received $2.35 million from selling Common Stock at market price to our CEO, Thomas J. Shaw.

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

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable manufacturing arrangements and relationships could result in the need to manufacture all (as opposed to 18.3%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

The mix of domestic and international sales, as well as product mix, affects the average sales price of our products.  Generally, the higher the ratio of domestic sales to international sales, the higher the average sales price will be.  Some international sales of our products are shipped directly from China to the customer.  The number of units produced by us versus manufactured in China can have a significant effect on the carrying costs of inventory as well as Cost of sales.  We will continue to evaluate the appropriate mix of products manufactured domestically and those manufactured in China to achieve economic benefits as well as to maintain our domestic manufacturing capability.

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

Cash Requirements

Due to funds received from prior litigation and direct purchases of stock, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing, when available, as the primary ongoing sources of cash.  We have taken steps to decrease our legal costs and we continue to evaluate these costs.  In the future, if we need to take cost cutting measures, we may reduce the number of units being produced, reduce the workforce, reduce the salaries of officers and other employees, and/or defer royalty payments.  Some increases in compensation were made in 2016 and 2017.

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

We have approved three of our executive officers to engage in private purchases of stock at market prices.  Thomas J. Shaw, CEO, exercised his purchase rights on January 12, 2017, buying two million shares at market price for an aggregate purchase price of $1.78 million, and he exercised the remainder of his purchase rights on August 23, 2017 by purchasing one million shares at market price for aggregate consideration of $570,100.

As discussed in Note 11 to the financial statements, we received $1,004,960 from our insurance carrier in the second quarter of 2017 and began repairing the building using these funds in the third quarter of 2017.

CAPITAL RESOURCES

We have committed to make necessary repairs to our building from storm damage using insurance proceeds, as discussed herein.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.   Controls and Procedures.

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

We initially reported a material weakness in our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 30, 2016, in connection with the accounting for raw materials.  We have remedied this weakness by running parallel accounting systems and increased review procedures, both of which give credence to reliable results.  Additionally, we intend to fully implement the Oracle accounting system by the end of 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes during the third quarter of 2017 or subsequent to September 30, 2017 in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.       Legal Proceedings.

Please refer to Note 6 to the financial statements for a complete description of all legal proceedings.

Item 1A.    Risk Factors.

There were no material changes in the Risk Factors applicable to the Company as set forth in our Form 10-K annual report for 2016.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities, other than as previously disclosed in a Current Report on Form 8-K filed August 24, 2017.

Item 3.                     Defaults Upon Senior Securities.

Working Capital Restrictions and Limitations on the Payment of Dividends

The Company declared a dividend to the Series I Class B and Series II Class B Convertible Preferred Shareholders in the aggregate amount of $55,113.  This dividend was paid on October 20, 2017.

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

For the nine months ended September 30, 2017, no dividends were in arrears.

Series II Class B Convertible Preferred Stock

For the nine months ended September 30, 2017, no dividends were in arrears.

Series III Class B Convertible Preferred Stock

For the nine months ended September 30, 2017, the amount of dividends in arrears was $96,934 and the total arrearage was $4,113,000 as of September 30, 2017.

Series IV Class B Convertible Preferred Stock

For the nine months ended September 30, 2017, the amount of dividends in arrears was $256,875 and the total arrearage was $6,055,000 as of September 30, 2017.

Series V Class B Convertible Preferred Stock

For the nine months ended September 30, 2017, the amount of dividends in arrears was $9,600 and the total arrearage was $993,000 as of September 30, 2017.

Item 6.                     Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language):  (i) Condensed Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Condensed Statements of Operations for the three months and nine months ended September 30, 2017 and 2016, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (iv) Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2017	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	BY:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER