Form 10-K
period 2017-12-31
RETRACTABLE TECHNOLOGIES INC
filed 2018-04-02
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 001-16465

Retractable Technologies, Inc.

(Exact name of registrant as specified in its charter)

Texas	75-2599762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

511 Lobo Lane
Little Elm, Texas	75068-5295
(Address of principal executive offices)	(Zip Code)

972-294-1010

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common	NYSE American LLC

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The aggregate market value of the common equity held by non-affiliates as of June 30, 2017, was $17,327,372, assuming a closing price of $1.27 and outstanding shares held by non-affiliates of 13,643,600.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 1, 2018, there were 32,666,454 shares of our Common Stock outstanding.

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

None except exhibits.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2017

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

Item 1. Business.

DESCRIPTION OF BUSINESS

General Development of Business

Retractable Technologies, Inc. was incorporated in Texas in 1994.  Our business is the manufacturing and marketing of safety medical products (predominately syringes) for the healthcare industry.  We have manufacturing facilities in Little Elm, Texas and use manufacturers in China as well.  We have developed several new products in the last few years, including the EasyPoint® needle which can be used with, among other things, prefilled syringes.

In 2007, we filed a lawsuit claiming that we have been blocked from gaining market access due to actions taken by BD.  In August 2017, a district court dismissed our remaining claims against BD and entered a take nothing judgment.  We have filed for appeal.

Financial Information

We do not report in segments.  See Item 8 for our financial statements.

Principal Products, Markets, and Distribution

Our goal is to become a leading provider of safety medical products.  Our principal products were designed to protect healthcare workers and others from needlestick injuries, cross-contamination through reuse, and reduce disposal costs.  The VanishPoint® products accomplish these goals by retracting the needle when the plunger handle is fully depressed while the needle is still in the patient.  This pre-removal activation virtually eliminates exposure to the contaminated needle, reducing the risk of needlestick injuries.  Activation is easily accomplished in one step, using one hand.  Upon activation of the retraction mechanism, VanishPoint® products are rendered unusable, reducing the risk of disposal-related injuries or reuse.

VanishPoint® syringe sales have historically comprised most of our sales.  VanishPoint® syringe sales were 98.2%, 93.0% and 89.9% of our revenues in 2015, 2016, and 2017.

Our VanishPoint® safety products currently consist of tuberculin, insulin, and allergy antigen VanishPoint® syringes; 0.5mL, 1 mL, 2mL, 3mL, 5mL, and 10mL VanishPoint® syringes; and the VanishPoint® autodisable syringe.  We also sell the VanishPoint® IV catheter; the VanishPoint® blood collection tube holder; and the VanishPoint® blood collection set.  The Patient Safe® syringe protects patients by reducing the risk of bloodstream infections associated with catheter hub contamination.  Our Patient Safe® products currently consist of 3mL, 5mL, 10mL, 20mL, 30mL, 60mL syringes and the Patient Safe® Luer cap.

In the second quarter of 2016, we began selling the EasyPoint® needle.  EasyPoint® needles made up 6.0% of revenues in 2017.  The EasyPoint® is a retractable needle that can be used with Luer lock syringes, Luer slip syringes, and prefilled syringes to give injections.  The EasyPoint® needle can also be used to aspirate fluids and collect blood.

We currently have under development additional safety products that add to or build upon our current product line offering.  These products include: retractable needles and syringes, glass syringes, dental syringes, IV catheter introducers, and blood collection sets.

Our products are sold to and used by healthcare providers primarily in the U.S. (with 21.7% of revenues in 2017 generated from sales outside the U.S.) which include, but are not limited to, acute care hospitals, alternate care facilities, doctors’ offices, clinics, emergency centers, surgical centers, long-term care facilities, Veterans Administration facilities, military organizations, public health facilities, and prisons.

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

The American Journal of Infection Control published an article in its November 2017 issue that estimates that more than 300,000 healthcare workers in the United States suffer sharps injuries (such as needlesticks) annually.  The article is the most recent of a series of articles published over the past few years (several of which were published in the AOHP Journal).  The data shows that the number of sharps injuries has remained essentially unchanged over the past several years.

Sources and Availability of Raw Materials

We own the printing plates used to print artwork on packaging and the molds used to manufacture the plastic components of our products in the U.S.  Other product components, including needle adhesives and packaging materials, are purchased from various suppliers.  There are a variety of such suppliers in the United States.

Intellectual Property

Intellectual property rights are material to our business, particularly patent rights.  The patents licensed to us by Thomas J. Shaw, our founder and CEO, have varying expiration dates.  Importantly, the VanishPoint® syringes, which are constructed using a variety of patents, will cease to be covered by a patent in 2020 unless further patented improvements are made to the design.  All of our products are manufactured using patents owned by Thomas J. Shaw and we have a Technology License Agreement with Mr. Shaw granting us the exclusive right to manufacture, market, and sell the products.  Mr. Shaw is paid a 5% royalty on our gross sales pursuant to the terms of the Technology License Agreement.

The Company has registered the following trade names and trademarks for our products: VanishPoint®, EasyPoint®, Patient Safe®, VanishPoint® logos, RT with a circle mark, the Spiral Logo used in packaging VanishPoint® products, the color coded spots on the ends of our VanishPoint® syringes and others.  Company slogans “The New Standard for Safety” and “We Make Safety Safe” also have been granted registered trademark protection.

We are involved in patent litigation detailed in Item 3.

Seasonality

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.

Working Capital Items

Our significant accounting policies are set forth in the notes to our financial statements in Item 8.  Our inventory practices will vary in response to demand.  Order backlog is not material to our business.

Dependence on Customers

Although our business has historically derived significant percentages of its revenues from a few customers, we do not believe that the loss of any one of these customers would have a material adverse effect on our business.

We do not believe that existing contracts or subcontracts with the government are reasonably likely to be renegotiated or terminated.

Government Approval and Government Regulations

For all products manufactured for sale in the domestic market, we have given notice of intent to market to the FDA, and the devices were shown to be substantially equivalent to the predicate devices for the stated intended use.

For all products manufactured for sale in the domestic market and foreign market, we hold a Quality Management System certification to ISO 13485. For all products manufactured for sale into European Union countries, we hold a Full Quality Assurance System certification to Directive 93/42/EEC Annex II (excluding section 4).  Both of these certifications are issued by our notified body, bsi, and are reviewed annually.

We will continue to comply with applicable regulations of all countries in which our products are registered for sale.

Competitive Conditions

Major domestic competitors include BD and Medtronic Minimally Invasive Therapies (“Medtronic,” formerly known as Covidien).  Terumo Medical Corp., Smiths Medical, and B Braun are additional competitors with smaller market shares. BD and Medtronic have controlling U.S. market share; greater financial resources; larger and more established sales, marketing, and distribution organizations; and greater market influence, including long-term and/or exclusive contracts.  Additionally, BD may be able to use its resources to improve its products through research or acquisitions or develop new products which may compete with our products.

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

Research and Development

We spent approximately $609,000; $572,000; and $608,000 in 2017, 2016, and 2015, respectively, on research and development.

Environmental Compliance

We believe that we do not incur material costs in connection with compliance with environmental laws.

Employees

As of March 1, 2018, we had 150 employees. 146 of such employees were full time employees.

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

	2017	2016	2015
U.S. sales	$27,015,712	$26,308,246	$23,029,976
North and South America sales (excluding U.S.)	6,380,745	2,741,518	5,668,785
Other international sales	1,097,381	776,872	853,439
Total sales	$34,493,838	$29,826,636	$29,552,200

Long-lived assets
U.S.	$11,215,583	$11,930,293	$11,282,192
International	$137,619	$161,744	$185,869

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

We cannot anticipate the impact of potential changes in trade policy from the current administration.

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

We Compete in a Marketplace Dominated by BD

We operate in an environment that is dominated by BD, the major syringe manufacturer in the U.S.  We initiated a lawsuit in 2007 against BD.  The suit was for patent infringement, antitrust practices, and false advertising.  The court severed the patent claims from the other claims.  The antitrust and false advertising case was dismissed in district court in August 2017 and we were awarded a take nothing judgment.  We have filed for appeal.

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

The Company holds exclusive rights under domestic and foreign patents and has pending applications related to the technology embodied in products that are currently marketed.  The Company also holds rights related to new products under development.  The patent rights held by the Company for various commercial products have remaining terms and expiration dates presently ranging from 2020 to 2032. Those patent rights cover significant features of the VanishPoint® syringes, blood collection sets and IV catheters, and of the Patient Safe® syringes and EasyPoint® retractable needles.

VanishPoint® syringes comprised 89.9% of sales in 2017 and patent coverage for those products will expire in 2020.  When the current patents for those syringes and other products expire in coming years, the Company may experience a significant and rapid loss of sales, and our competitive position in the marketplace may weaken if the Company becomes vulnerable to other competitors utilizing its technology.  Such occurrences could have a material adverse effect on profitability.

We do not maintain patent or trademark protection in all foreign countries, but, where possible, have taken steps to protect our patents and trademarks in those countries where we routinely conduct a material amount of business.  Our lack of patent and trademark protection, particularly in certain foreign countries, heightens the risk that our designs may be copied by a competitor.

Our Patents Are Subject to Litigation

We have been sued by BD and MDC Investment Holdings, Inc. for patent infringement.  This case has been administratively closed until our case against BD is resolved.  We expect this case may be reopened in 2018.  Patent litigation and challenges involving our patents are costly and unpredictable and may deprive us of market exclusivity for a patented product or, in some cases, third party patents may prevent us from marketing and selling a product in a particular geographic area.

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

International operations may be affected by legislation

We are subject to risks associated with our international operations.  In 2017, we used Chinese manufacturers to produce 82.9% of our products.  Trade protection measures and/or changes to import or export requirements could adversely impact our operations.  We cannot predict the impact of potential changes to U.S. foreign trade policy.  Additionally, we derive 21.7% of our revenues from international sales.  International sales, particularly in emerging market countries, are further subject to a variety of regulatory, economic, and political risks as well.

Our New Products May Not Replace Lost Vanishpoint® Sales After 2020

Presently existing patent coverage for VanishPoint® syringes will expire in 2020.  Following the patent expiration, expected declines in sales of VanishPoint® syringes, which currently comprise 89.9% of our revenues, means that our future success is dependent on new products.  We have engaged in research and development for many years to develop other commercially successful products.  Often, new products take a number of years to develop and sales of a new product may be disappointing.  Based on industry-wide trends, we anticipate that demand may increase for one of our newer products, the EasyPoint® needle.  Sales in 2017 for this product were 6.0% of our total revenues.

The Majority of Our Sales Are Filled Using Third Party Manufacturers

Most international sales, as well as a substantial portion of domestic sales, are filled by production from Chinese manufacturers.  In the event that we become unable to purchase such product from our Chinese manufacturers, we would need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.  Even with increased domestic production, we may not be able to avoid a disruption in supply.  In 2017, the 1mL and 3mL syringes made up 83.4% of our unit sales and 82.0% of our revenues. We have a strong relationship with our Chinese manufacturers and we communicate with them frequently.

Fluctuations in Supplies of Inventory Could Temporarily Increase Costs

Fluctuations in the cost and availability of raw materials and inventory and the ability to maintain favorable third party manufacturing arrangements and relationships could result in the need to manufacture all of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

We Are Controlled by One Shareholder

Thomas J. Shaw, our President and Chief Executive Officer, has investment or voting power over a total of 53.8% of the outstanding Common Stock.  Mr. Shaw therefore has the ability to direct our operations and financial affairs and to elect members of our Board of Directors.  His interests may not always coincide with the Company’s interests or the interests of other stockholders.  This concentration of ownership, for example, may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially adversely affect the market price of our Common Stock.  Mr. Shaw’s rights under the Technology License Agreement, as the owner of the technology we produce, present similar conflicts of interest.

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

Item 1B. Unresolved Staff Comments.

Not applicable and none.

Item 2. Properties.

Our headquarters is located at 511 Lobo Lane, on 35 acres, which we own, overlooking Lake Lewisville in Little Elm, Texas.  The headquarters is in good condition and houses our administrative offices and manufacturing facility.  The manufacturing facility produced approximately 17.4% of the units that were manufactured in 2017.  In the event that we become unable to purchase product from our Chinese manufacturers, we would need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.  The 5mL and 10mL syringes are sold principally in the international market.  In 2017, we used approximately 15% of our current U.S. productive capacity.

A loan in the original principal amount of approximately $4,210,000 is secured by our land and buildings.  See Note 7 to our financial statements for more information.

In the opinion of Management, the property and equipment are suitable for their intended use and are adequately covered by an insurance policy.

Item 3. Legal Proceedings.

In May 2010, our and Mr. Shaw’s suit against BD in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The trial commenced on September 9, 2013 in the U.S. District Court for the

Eastern District of Texas, Tyler Division, and the jury found that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded us $113,508,014 in damages, which was trebled pursuant to statute.  The Court granted injunctive relief to take effect January 15, 2015 including, among other things, a requirement to notify certain customers and others regarding misleading disclosures.  In connection with BD’s subsequent appeal, on December 2, 2016, the United States Court of Appeals for the Fifth Circuit overturned the antitrust damages.  The finding of false advertising liability was affirmed and the case was remanded to the Eastern District of Texas for a redetermination as to the amount of damages to which we are entitled.  On August 17, 2017, District Court for the Eastern District of Texas issued the Court’s Final Judgment ordering that we take nothing in our suit against BD and dismissing the case.  We filed a notice of Appeal with the United States Court of Appeals for the Fifth Circuit on November 3, 2017.

In September 2007, BD and MDC Investment Holdings, Inc. (“MDC”) sued us in the United States District Court for the Eastern District of Texas, Texarkana Division, initially alleging that we are infringing two U.S. patents of MDC (6,179,812 and 7,090,656) that are licensed to BD.  BD and MDC seek injunctive relief and unspecified damages.  We counterclaimed for declarations of non-infringement, invalidity, and unenforceability of the asserted patents.  The plaintiffs subsequently dropped allegations with regard to patent no. 7,090,656 and we subsequently dropped our counterclaims for unenforceability of the asserted patents.  On June 30, 2015, the Court ordered that further proceedings in this matter be stayed and that this case remain administratively closed until resolution of all appeals in the case detailed in the preceding paragraph.  The case remains stayed as a result of the ongoing proceedings regarding the claims in the separate proceeding described above.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our Common Stock has been listed on the NYSE American (or its predecessor entities) under the symbol “RVP” since May 4, 2001.  Our closing price on March 1, 2018, was $0.90 per share.  Shown below are the high and low sales prices of our Common Stock as reported by the NYSE American for each quarter of the last two fiscal years:

2017	High	Low
Fourth Quarter	$0.80	$0.58
Third Quarter	$1.48	$0.54
Second Quarter	$1.33	$0.92
First Quarter	$1.26	$0.88

2016	High	Low
Fourth Quarter	$2.74	$0.88
Third Quarter	$2.79	$2.10
Second Quarter	$2.90	$2.13
First Quarter	$3.15	$2.10

SHAREHOLDERS

As of March 1, 2018, there were 32,666,454 shares of Common Stock held by 199 shareholders of record, not including Cede & Co. participants or beneficial owners thereof.

DIVIDENDS

We have not ever declared or paid any dividends on the Common Stock.  We have no current plans to pay any cash dividends on the Common Stock.  We intend to retain all earnings, except those required to be paid to the holders of the Preferred Stock as resources allow, to support operations and future growth.  Dividends on Common Stock cannot be paid so long as preferred dividends are unpaid.  As of December 31, 2017, there was an aggregate of $11.3 million in preferred dividends in arrears.  As of December 31, 2016, there was an aggregate of $10.8 million in preferred dividends in arrears.

EQUITY COMPENSATION PLAN INFORMATION

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for a chart describing compensation plans under which equity securities are authorized.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return for our Common Stock from December 31, 2012 to December 31, 2017, to the total returns for the Russell Microcap® and Becton, Dickinson and Company (or “BDX”), a peer issuer.  The graph assumes an investment of $100 in the aforementioned equities as of December 31, 2012, and that all dividends are reinvested.

RECENT SALES OF UNREGISTERED SECURITIES

All 2017 sales of unregistered securities were previously included in Current Reports on Form 8-K.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Purchases by affiliate(s) during 2017 were not repurchases by or on behalf of the issuer.  Based on our review, affiliates properly filed Section 16(a) beneficial ownership reports.

Item 6. Selected Financial Data.

The following selected financial data is qualified by reference to, and should be read in conjunction with, our audited financial statements and the notes to those statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.  The selected Statements of Operations data presented below for the years ended December 31, 2014 and 2013 and the Balance Sheet data as of December 31, 2015, 2014, and 2013 have been derived from our audited financial statements, which are not included herein.

(In thousands except for earnings per share, shares, and percentages)

	As of and for the Years Ended December 31,
	2017	2016	2015	2014	2013
Sales, net	$34,494	$29,827	$29,552	$34,521	$30,785
Cost of sales	24,522	19,485	18,987	22,499	20,475
Gross profit	9,972	10,342	10,565	12,022	10,310
Total operating expenses	13,750	13,849	13,773	14,180	16,241
Loss from operations	(3,778)	(3,507)	(3,208)	(2,158)	(5,931)
Litigation proceeds	—	—	7,725	—	—
Interest and other income	65	26	25	34	39
Interest expense, net	(211)	(213)	(220)	(223)	(231)
Income (loss) before income taxes	(3,924)	(3,694)	4,322	(2,347)	(6,123)
Provision (benefit) for income taxes	(188)	1	8	8	91
Net income (loss)	(3,736)	(3,695)	4,314	(2,355)	(6,214)
Preferred Stock dividend requirements	(705)	(705)	(709)	(915)	(916)
Deemed capital contribution on extinguishment of preferred stock	—	—	2,306	—	—
Income (loss) applicable to common shareholders	$(4,441)	$(4,400)	$5,911	$(3,270)	$(7,130)
Earnings (loss) per share — basic	$(0.14)	$(0.15)	$0.21	$(0.12)	$(0.26)
Earnings (loss) per share — diluted	$(0.14)	$(0.15)	$0.20	$(0.12)	$(0.26)
Weighted average shares outstanding — basic	31,958,121	29,354,437	27,822,593	27,375,450	26,999,698
Weighted average shares outstanding — diluted	31,958,121	29,354,437	29,481,294	27,375,450	26,999,698

Current assets	$26,608	$26,677	$30,811	$33,983	$37,660
Current liabilities	$7,900	$7,172	$8,096	$15,100	$16,621
Property, plant, and equipment, net	$11,353	$12,092	$11,468	$10,853	$10,910
Total assets	$38,155	$38,779	$42,294	$45,106	$48,850
Long-term debt, net of current maturities	$3,081	$3,498	$3,417	$3,425	$3,577
Stockholders’ equity	$27,174	$28,108	$30,781	$26,581	$28,653
Redeemable Preferred Stock (in shares)	781,445	781,445	781,445	987,445	994,945
Capital leases	—	—	—	—	—
Cash dividends per common share	$—	$—	$—	$—	$—
Gross profit margin	28.9%	34.7%	35.8%	34.8%	33.5%

Events that could affect the trends indicated above include changes in manufacturing costs, changing average sales prices, changing raw material cost, the gaining of market access, protection of our patents, foreign currency exchange rates, the Medical Device Excise Tax, the impact of flu season requirements, new or changing regulations or changes in trade policy, or new products.  As our products are made from petroleum products, the changing cost of oil and transportation may have an impact on our costs to the extent increases may not be recoverable through price increases of our products and reductions in oil prices may not quickly affect petroleum product prices.  Our purchase of 200,000 shares of our Preferred Stock in 2015 reduced Preferred Stock Dividend Requirements.  The receipt of $7,724,826 from BD pursuant to litigation affects both the current assets and current liabilities in 2013 and 2014.  The recognition of the $7,724,826 in the second quarter of 2015 had a significant impact on 2015 income.  The Medical Device Excise Tax had an effect on our financials in 2013 through 2015.  The medical device excise tax is suspended until January 1, 2020.  In 2014, we took steps to decrease legal and compensation costs.  Legal expenses were further reduced in 2017.  Some increases in compensation were instituted in 2016 and 2017, both for existing employees and new hires.  In 2016, we had charges for impairment of assets.  In 2017, the mix of international and domestic sales, stock option expense, bonuses, the receipt and use of insurance proceeds to repair our buildings, and Mr. Shaw’s private purchase of stock affected comparability to prior years.

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

Overview

We have been manufacturing and marketing our products since 1997.  Safety syringes comprised 89.9% of our sales in 2017.  We also manufacture and market the EasyPoint®, blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections associated with catheter hub contamination.

In the second quarter of 2016, we began selling the EasyPoint® needle.  EasyPoint® needles made up 6.0% of revenues in 2017.  The EasyPoint® is a retractable needle that can be used with Luer lock syringes, Luer slip syringes, and prefilled syringes to give injections.  The EasyPoint® needle can also be used to aspirate fluids and collect blood.  Based on industry-wide trends, we anticipate that demand may increase for the EasyPoint® needle.

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

We have reported in the past that our progress is limited principally due to the practices engaged in by BD, the dominant maker and seller of disposable syringes.  We initiated an antitrust and false advertising lawsuit in 2007 against BD.  Although a district court judgment in 2015 awarded us $340 million in antitrust damages from BD and the Fifth Circuit affirmed a finding of false advertising liability against BD, we were ultimately awarded a take nothing judgment in August 2017 and the case was dismissed.  We have filed for appeal.

Our litigation expenses were significantly less in 2017 than previous years and we have expanded our sales and marketing staff in an effort to gain market share.  Costs related to additional compensation, bonuses to Ms. Larios and Mr. Cowan, and stock option expense related to options granted in 2016 affected 2017 results.

In January 2018, Congress imposed another two-year moratorium on the 2.3% medical device excise tax imposed by Internal Revenue Code section 4191.  Thus, the medical device excise tax will not go into effect until January 1, 2020.

In 2016, we granted a right to three of our executive officers to purchase shares directly from the Company.  Thomas J. Shaw exercised such right on January 12, 2017, buying two million shares at market price for an aggregate purchase price of $1.78 million and purchased one million shares at market price on August 23, 2017 for an aggregate purchase price of $570,100.

We received approximately $1 million from our insurance carrier in the second quarter of 2017 and used these funds to repair our buildings from earlier storm damage.

Product purchases from our Chinese manufacturers have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In 2017, our primary Chinese manufacturer produced approximately 90.4% of our VanishPoint® syringes.  In the event that we become unable to purchase products from our Chinese manufacturers, we would need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.

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

RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements.  All period references are to our fiscal years ended December 2017, 2016, or 2015.  Dollar amounts have been rounded for ease of reading.

Comparison of Year Ended

December 31, 2017 and Year Ended December 31, 2016

Domestic sales accounted for 78.3% and 88.2% of the revenues in 2017 and 2016, respectively.  Domestic revenues increased 2.7% principally due to increased sales of EasyPoint® and the blood collection set.  Domestic unit sales increased 7.1%.  Domestic unit sales were 69.5% of total unit sales for 2017.  International revenues increased from $3.5 million in 2016 to $7.5 million in 2017, primarily due to increased volumes mitigated by lower average prices.  Overall unit sales increased 28.3%.  Our international orders may be subject to significant fluctuation over time.  Such orders may fluctuate due to health initiatives at various times as well as economic conditions.

Cost of manufactured product increased $4.7 million principally due to higher volumes.  Royalty expense increased $337 thousand due to increased gross sales.  Gross profit margins decreased from 34.7% in 2016 to 28.9% in 2017 principally due to a larger portion of international sales which bear a lower average sales price.

Operating expenses decreased 0.7% from the prior year due to decreased legal expenses and no impairment costs incurred in 2017, offset by increased staffing in Sales and marketing, stock option expense, and bonuses paid in 2017.

The loss from operations was $3.8 million in 2017 compared to $3.5 million in 2016.

We recorded $188 thousand in tax benefits in connection with the enactment of the Tax Cut and Jobs Act (the “Act”) on December 22, 2017.  The Act establishes new tax provisions that affect us including the elimination of the corporate alternative minimum tax and changing rules related to uses and limitations of net operating loss carry forwards created after December 31, 2017.  Carry forward credits from alternative minimum taxes paid in prior years are now refundable in tax years beginning January 1, 2018.

Cash flow from operations was a negative $2.9 million for 2017 due to our Net loss, increased accounts receivable and other current assets, mitigated by noncash expenses of depreciation and stock option expense, lower inventory levels, increased liabilities, and insurance proceeds.

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

A non-recurring recognition of $7.7 million received from BD in the second quarter of 2015 pursuant to a patent infringement case had a significant impact on 2015 income.  Recognizing this payment also significantly decreased 2015 current liabilities on the Balance Sheets.

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

The loss from operations was $3.2 million in 2015 compared to an operating loss of $3.5 million in 2016.

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

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable manufacturing arrangements and relationships could result in the need to manufacture all (as opposed to 17.1%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

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

External Sources of Liquidity

We have obtained several loans since our inception, which have, together with the proceeds from the sales of equities and litigation efforts, enabled us to pursue development and production of our products.  Our ability to obtain additional funds through loans is uncertain.  Due to the current market price of our Common Stock, it is unlikely we would choose to raise funds by the public sale of equity.  We granted a right to three of our executive officers to engage in private purchases of stock at market prices.  Thomas J. Shaw exercised such right on January 12, 2017, buying two million shares at market price for an aggregate purchase price of $1.78 million and purchased one million shares at market price on August 23, 2017 for an aggregate purchase price of $570,100.

Capital Resources

In 2017, we received approximately $1 million to make necessary repairs to our buildings from storm damage and have utilized more than half of such amount to date. We expect that the remaining insurance proceeds will be sufficient to cover all future related repairs.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

Contractual Obligations and Commercial Commitments

The following chart summarizes our material obligations and commitments to make future payments under contracts for long-term debt and operating leases as of December 31, 2017:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Long-term debt	$3,849,792	$606,418	$3,243,374	$—	$—
Operating leases	245,180	79,331	165,849	—	—
Total	$4,094,972	$685,749	$3,409,223	$—	$—

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

Item 8. Financial Statements and Supplementary Data.

RETRACTABLE TECHNOLOGIES, INC.

FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2017 AND 2016

RETRACTABLE TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Retractable Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Retractable Technologies, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Dallas, TX

April 2, 2018

We have served as the Company’s auditor since 2016.

RETRACTABLE TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$14,877,899	$16,199,043
Accounts receivable, net of allowance for doubtful accounts of $101,872 and $1,731,985, respectively	5,105,556	3,267,838
Inventories, net	6,206,161	7,017,224
Other current assets	418,154	192,548
Total current assets	26,607,770	26,676,653

Property, plant, and equipment, net	11,353,202	12,092,037
Income taxes receivable	188,456	—
Other assets	6,052	10,289
Total assets	$38,155,480	$38,778,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,957,750	$4,471,756
Current portion of long-term debt	410,949	430,393
Accrued compensation	547,021	536,456
Dividends payable	55,113	55,113
Accrued royalties to shareholder	793,489	659,443
Insurance proceeds	466,293	—
Other accrued liabilities	657,923	1,008,699
Income taxes payable	11,407	10,584
Total current liabilities	7,899,945	7,172,444

Long-term debt, net of current maturities	3,081,409	3,498,244
Total liabilities	10,981,354	10,670,688

Commitments and contingencies — See Note 8

Stockholders’ equity:
Preferred Stock, $1 par value:
Class B; authorized: 5,000,000 shares
Series I, Class B; outstanding: 98,500 shares (liquidation preference of $615,625)	98,500	98,500
Series II, Class B; outstanding: 171,200 shares (liquidation preference of $2,140,000)	171,200	171,200
Series III, Class B; outstanding: 129,245 shares (liquidation preference of $1,615,563)	129,245	129,245
Series IV, Class B; outstanding: 342,500 shares (liquidation preference of $3,767,500)	342,500	342,500
Series V, Class B; outstanding: 40,000 (liquidation preference of $176,000)	40,000	40,000
Common Stock, no par value; authorized: 100,000,000 shares; outstanding: 32,666,454 and 29,666,454, respectively	—	—
Additional paid-in capital	62,092,206	59,290,333
Accumulated deficit	(35,699,525)	(31,963,487)
Total stockholders’ equity	27,174,126	28,108,291
Total liabilities and stockholders’ equity	$38,155,480	$38,778,979

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016	2015
Sales, net	$34,493,838	$29,826,636	$29,552,200
Cost of Sales
Costs of manufactured product	21,658,062	16,957,073	16,509,446
Royalty expense to shareholders	2,864,188	2,527,508	2,477,583
Total cost of sales	24,522,250	19,484,581	18,987,029
Gross profit	9,971,588	10,342,055	10,565,171

Operating expenses:
Sales and marketing	4,658,548	4,025,786	3,837,491
Research and development	740,567	571,842	607,527
General and administrative	8,351,053	8,795,310	9,328,029
Impairment of assets	—	456,119	—
Total operating expenses	13,750,168	13,849,057	13,773,047
Loss from operations	(3,778,580)	(3,507,002)	(3,207,876)

Litigation proceeds	—	—	7,724,826

Interest and other income	65,695	26,522	24,917
Interest expense, net	(210,761)	(213,295)	(219,672)
Income (loss) before income taxes	(3,923,646)	(3,693,775)	4,322,195
Provision (benefit) for income taxes	(187,608)	1,132	7,877
Net income (loss)	(3,736,038)	(3,694,907)	4,314,318
Preferred Stock dividend requirements	(704,996)	(704,996)	(709,351)
Deemed capital contribution on extinguishment of preferred stock	—	—	2,305,678
Income (loss) applicable to common shareholders	$(4,441,034)	$(4,399,903)	$5,910,645

Basic earnings (loss) per share	$(0.14)	$(0.15)	$0.21

Diluted earnings (loss) per share	$(0.14)	$(0.15)	$0.20

Weighted average common shares outstanding:
Basic	31,958,121	29,354,437	27,822,593
Diluted	31,958,121	29,354,437	29,481,294

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series I Class B		Series II Class B		Series III Class B		Series IV Class B		Series V Class B		Common
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	98,500	$98,500	176,200	$176,200	130,245	$130,245	542,500	$542,500	40,000	$40,000	27,613,397	$—

Conversion of Preferred Stock into Common Stock	—	—	(5,000)	(5,000)	(1,000)	(1,000)	(200,000)	(200,000)	—	—	206,000	—

Stock options exercised	—	—	—	—	—	—	—	—	—	—	272,477	—

Issuance of new Common Stock	—	—	—	—	—	—	—	—	—	—	528,000	—

Registration of new shares	—	—	—	—	—	—	—	—	—	—	—	—

Retirement of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—

Dividends	—	—	—	—	—	—	—	—	—	—	—	—

Net income	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2015	98,500	98,500	171,200	171,200	129,245	129,245	342,500	342,500	40,000	40,000	28,619,874	—

Stock options exercised	—	—	—	—	—	—	—	—	—	—	1,046,580	—

Dividends	—	—	—	—	—	—	—	—	—	—	—	—

Stock option compensation	—	—	—	—	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2016	98,500	98,500	171,200	171,200	129,245	129,245	342,500	342,500	40,000	40,000	29,666,454	—

Issuance of new Common Stock	—	—	—	—	—	—	—	—	—	—	3,000,000	—

Dividends	—	—	—	—	—	—	—	—	—	—	—	—

Stock option compensation	—	—	—	—	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2017	98,500	$98,500	171,200	$171,200	129,245	$129,245	342,500	$342,500	40,000	$40,000	32,666,454	$—

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total

Balance as of December 31, 2014	$59,273,769	$(32,582,898)	$(1,096,609)	$26,581,707

Conversion of Preferred Stock into Common Stock	206,000	—	—	—

Stock options exercised	283,933	—	—	283,933

Issuance of new Common Stock	—	—	—	—

Registration of new shares	(60,101)	—	—	(60,101)

Retirement of treasury stock	(1,096,609)	—	1,096,609	—

Dividends	(338,956)	—	—	(338,956)

Net income	—	4,314,318	—	4,314,318

Balance as of December 31, 2015	58,268,036	(28,268,580)	—	30,780,901

Stock options exercised	855,021	—	—	855,021

Dividends	(220,450)	—	—	(220,450)

Stock option compensation	387,726	—	—	387,726

Net loss	—	(3,694,907)	—	(3,694,907)

Balance as of December 31, 2016	59,290,333	(31,963,487)	—	28,108,291

Issuance of new Common Stock	2,350,100	—	—	2,350,100

Dividends	(220,450)	—	—	(220,450)

Stock option compensation	672,223	—	—	672,223

Net loss	—	(3,736,038)		(3,736,038)

Balance as of December 31, 2017	$62,092,206	$(35,699,525)	$—	$27,174,126

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(3,736,038)	$(3,694,907)	$4,314,318
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	834,951	872,868	858,391
Share-based compensation	672,223	387,726	—
Inventories reserve	—	176,424	—
Provision for doubtful accounts	24,272	92,000	116,395
Impairment of assets	—	456,119	—
(Increase) decrease in assets:
Inventories	811,063	(897,023)	(1,633,077)
Accounts receivable	(1,861,990)	1,541,159	624,699
Other current assets	(225,606)	1,375,484	(373,977)
Income taxes receivable	(188,456)	—	—
Other assets	—	(750)	—
Increase (decrease) in liabilities:
Accounts payable	485,994	(1,225,762)	554,722
Litigation proceeds subject to stipulation	—	—	(7,724,826)
Other accrued liabilities	(205,342)	119,342	11,312
Income taxes payable	—	2,408	(114)
Insurance proceeds	466,293	—	—
Net cash used by operating activities	(2,922,636)	(794,912)	(3,252,157)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(91,878)	(1,947,172)	(1,465,010)
Changes in restricted cash	—	—	600,897
Net cash used by investing activities	(91,878)	(1,947,172)	(864,113)

Cash flows from financing activities:
Repayments of long-term debt	(436,280)	(263,200)	(184,447)
Proceeds from long-term debt	—	525,017	276,495
Proceeds from sale of common stock	2,350,100	—	—
Proceeds from the exercise of stock options	—	855,021	283,933
Stock registration fees	—	—	(60,101)
Payment of Preferred Stock dividends	(220,450)	(220,755)	(283,543)
Net cash provided by financing activities	1,693,370	896,083	32,337

Net decrease in cash and cash equivalents	(1,321,144)	(1,846,001)	(4,083,933)
Cash and cash equivalents at:
Beginning of period	16,199,043	18,045,044	22,128,977
End of period	$14,877,899	$16,199,043	$18,045,044

Supplemental schedule of cash flow information:
Interest paid	$210,761	$213,295	$219,672
Income taxes paid	$1,031	$2,000	$3,700

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$55,113	$55,113	$55,414

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

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost being determined using actual average cost.  The Company compares the average cost to the net realizable value and records the lower value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  Management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time to sell such inventory, the shelf life of inventory, and current market conditions when determining excess or obsolete inventories.  A reserve is established for any excess or obsolete inventories or they may be written off.

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

Long-lived assets

The Company assesses the recoverability of long-lived assets using an assessment of the estimated undiscounted future cash flows related to such assets.  In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, the assets will be adjusted for impairment to a level commensurate with fair value determined using a discounted cash flow analysis or appraised values of the underlying assets.

During 2016, the Company recognized an impairment charge of $456,119 associated with its Patient Safe® production equipment.  The Company determined it was more cost effective to outsource this production through an overseas manufacturer, and thus the Company’s Patient Safe® production equipment was taken out of service.  Minimal cash flows were expected to be generated by this equipment.  Accordingly, the Company reduced the carrying value of the Patient Safe® production equipment to an estimated fair value of zero.

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

The following table reflects our significant customers in 2017, 2016, and 2015:

	Years Ended December 31,
	2017	2016	2015
Number of significant customers	2	1	2
Aggregate dollar amount of net sales to significant customers	$14.0 million	$9.4 million	$13.5 million
Percentage of net sales to significant customers	40.5%	31.4%	45.7%

The Company decreased its allowance for doubtful accounts by approximately $1.6 million in 2017 due to a write-off of debit rebates.

The Company manufactures syringes in Little Elm, Texas as well as utilizing manufacturers in China.  The Company purchases most of its product components from single suppliers, including needle adhesives and packaging materials.  There are multiple sources of these materials.  The Company obtained roughly 90.4% of its VanishPoint® syringes in 2017 from its primary Chinese manufacturer.  Purchases from this Chinese manufacturer aggregated 86.3% and 77.7% of VanishPoint® finished products in 2016 and 2015, respectively.  In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company would need to find an alternate manufacturer for its blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and would increase domestic production for the 1mL and 3mL syringes.

Revenue recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Balance Sheets and deducted from revenues in the Statements of Operations.  Accounts payable included estimated contractual allowances for $4,115,628 and $3,591,534 as of December 31, 2017 and 2016, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  Any product shipped or distributed for evaluation purposes is expensed.

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

Income taxes

The Tax Cuts and Job Act (“the Act”) was enacted on December 22, 2017, and the U.S. federal corporate tax rate was reduced from 35% to 21%.  U.S. generally accepted accounting principles require companies to account for the effects of changes in income tax rates and laws in the period the change is enacted. Financial results, including provisional amounts, have been calculated for the income tax effects of the change. The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin 118 (SAB 118) allowing companies to use provisioned estimates to record the effects of the Act.  SAB 118 allows companies to complete accounting for these effects no later than one year from the enactment date of the Act.

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

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock.  The calculation of diluted EPS excluded 79,441 and 783,730 shares of Common Stock underlying issued and outstanding stock options at December 31, 2017 and December 31, 2016, respectively, as their effect was antidilutive.  The potential dilution, if any, is shown on the following schedule:

	Years Ended December 31,
	2017	2016	2015
Net income (loss)	$(3,736,038)	$(3,694,907)	$4,314,318
Preferred dividend requirements	(704,996)	(704,996)	(709,351)
Deemed capital contribution on extinguishment of preferred stock	—	—	2,305,678
Income (loss) applicable to common shareholders	$(4,441,034)	$(4,399,903)	$5,910,645
Weighted average common shares outstanding	31,958,121	29,354,437	27,822,593
Weighted average common and common equivalent shares outstanding - assuming dilution	31,958,121	29,354,437	29,481,294
Basic earnings (loss) per share	$(0.14)	$(0.15)	$0.21
Diluted earnings (loss) per share	$(0.14)	$(0.15)	$0.20

The Financial Accounting Standards Board Accounting Standards Codification 260-10-S99-2, Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, requires the gain or loss on extinguishment of equity-classified preferred stock to be included in net income per common stockholder used to calculate earnings per share (similar to the treatment of dividends paid on preferred stock). The difference between (1) the fair value of the consideration transferred to the holders of the preferred stock and (2) the carrying amount of the preferred stock (net of issuance costs) is subtracted from (or added to) net income to arrive at income available to common stockholders in the calculation of earnings per share.  The Company has determined to apply this guidance to its accounting treatment of the preferred stock transaction described in Note 18.  From a legal standpoint, the transaction was neither a redemption nor conversion pursuant of the terms of the Certificate of Designation, Preferences, Rights and Limitations of the Series IV Class B Convertible Preferred Stock.

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

Share-based compensation

The Company’s share-based payments are accounted for using the fair value method.  The Company records share-based compensation expense on a straight-line basis over the requisite service period.  The Company incurred the following share-based compensation costs:

	Years Ended December 31,
	2017	2016	2015
Cost of sales	$272,811	$141,782	$—
Sales and marketing	143,255	77,583	—
Research and development	45,174	23,623	—
General and administrative	210,983	144,738	—
	$672,223	$387,726	$—

Options awarded to employees in 2016 were amortized over twelve months.  The Company amortized four months’ expense for options granted in September 2016 and amortized the remainder in 2017.  Non-employee Directors’ option expense was all expensed in the fourth quarter of 2016.

The Company early-adopted FASB Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” for its annual period ended December 31, 2016. This ASU addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows.  As a result of adoption, excess tax benefits in 2016 resulting from the exercise of non-qualified stock options were recognized in the income tax provision rather than in additional-paid-in capital.  As there were previously no excess income tax benefits recognized in additional-paid-in capital or other material changes to the Company’s accounting for share based compensation resulting from adoption of this ASU, no cumulative effect adjustments were required.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Payments” (ASU 2016-15), clarifying guidance on the classification of certain cash receipts and payments in the statement of cash flows.  This ASU is effective for the Company’s quarter ending March 31, 2018.  The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

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

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition.  This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services.  This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract.  ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption.  In

July 2015, the FASB voted to delay the effective date of this ASU by one year.  The ASU will now be effective commencing with the Company’s quarter ending March 31, 2018.  Early adoption of this ASU is allowed no sooner than the original effective date.  Management’s assessment is that the implementation of the amended guidance will not have a material impact on the Company’s balance sheet, statements of operations, changes in stockholders’ equity and cash flows, but will include expanded disclosures.  The Company’s revenue is generated from sales of finished goods (disposable medical devices).  Revenue from these sales will continue to be recognized when title of the products is passed to the customer.  Management expects materially similar results under the amended guidance as compared to the Company’s current policies and procedures regarding revenue recognition.  The Company will adopt this amended guidance on a Modified Retrospective basis in the first quarter of 2018.

 3.     INVENTORIES

Inventories consist of the following:

	Year Ended December 31,
	2017	2016
Raw materials	$1,511,339	$1,303,278
Finished goods	5,289,761	6,309,469
	6,801,100	7,612,747
Inventory reserve	(594,939)	(595,523)
	$6,206,161	$7,017,224

4.      PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	December 31,
	2017	2016

Land	$261,893	$261,893
Buildings and building improvements	11,566,115	11,561,320
Production equipment	19,742,577	17,864,346
Office furniture and equipment	3,500,834	3,415,985
Construction in progress	65,693	1,941,687
	35,137,112	35,045,231
Accumulated depreciation	(23,783,910)	(22,953,194)
	$11,353,202	$12,092,037

Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $830,715; $867,080; and $849,804, respectively.

5.      LICENSE AGREEMENT

In 1995, the Company entered into a license agreement with the Chief Executive Officer of the Company for the exclusive right to manufacture, market, and distribute products utilizing automated retraction technology, which agreement has been amended twice.  This technology is the subject of various patents and patent applications owned by such officer of the Company.  The initial licensing fee of $500,000 was amortized over 17 years.  The license agreement also provides for quarterly payments of a 5% royalty fee on gross sales.  The royalty fee expense is recognized in the period in which it is earned.  Royalty fees of $2,864,188; $2,527,508; and $2,477,583 are included in Cost of sales for the years ended December 31, 2017, 2016, and 2015, respectively.  Royalties payable under this agreement aggregated $793,489 and $659,443 at December 31, 2017, and 2016, respectively.  Gross sales upon which royalties are based were $57,283,780; $50,550,165; and $49,551,660 for 2017, 2016, and 2015, respectively.

6.       OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31,
	2017	2016
Prepayments from customers	$355,742	$692,922
Accrued property taxes	14,681	—
Accrued professional fees	231,826	266,747
Other accrued expenses	55,674	49,030
	$657,923	$1,008,699

7.     LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2017	2016
Loan from American First National Bank. It has a 20 year amortization and 10 year maturity from December 10, 2009. The loan, in the original amount of $4,209,608, provided funding for the expansion of the warehouse, additional office space, and a new Controlled Environment. The loan is secured by the Company’s land and buildings. The interest rate is 5.968%.	$3,094,301	$3,269,397

Note payable to Deutsche Leasing USA, Inc. The interest rate is 3.69%. The original amount of the note was $276,495 with a 36 month maturity ending in July 2018. Beginning August 2015, the loan became payable in equal installments of principal and interest of approximately $8,100. Collateralized by molding machines and ancillary equipment.	56,180	149,727

Note payable to Deutsche Leasing USA, Inc. The interest rate is 4.25%. The original amount of the note was $525,017 with a 36 month maturity ending in November 2019. Beginning December 2016, the loan became payable in equal installments of principal and interest of approximately $15,500. Collateralized by molding machines and ancillary equipment.	341,877	509,513
	3,492,358	3,928,637

Less: current portion	(410,949)	(430,393)
	$3,081,409	$3,498,244

The fair value of long-term liabilities, based on Management’s estimates, approximates their reported values.

The aggregate maturities of long-term debt as of December 31, 2017, are as follows:

2018	$410,949
2019	3,081,409
$3,492,358

 8.        COMMITMENTS AND CONTINGENCIES

In May 2010, the Company and an officer’s suit against Becton, Dickinson and Company (“BD”) in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The trial commenced on September 9, 2013 in the U.S. District Court for the Eastern District of Texas, Tyler Division, and the jury found that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded the Company $113,508,014 in damages, which was trebled pursuant to statute.  The Court granted injunctive relief to take effect January 15, 2015 including, among other things, a requirement to notify certain customers and others regarding misleading disclosures.  In connection with BD’s subsequent appeal, on December 2, 2016, the United States Court of Appeals for the Fifth Circuit overturned the antitrust damages.  The finding of false advertising liability was affirmed and the case was remanded to the Eastern District of Texas for a redetermination as to the amount of damages to which the Company is entitled.  On August 17, 2017, District Court for the Eastern District of Texas issued the Court’s Final Judgment ordering that the Company take nothing in its suit against BD and dismissing the case.  The Company filed a notice of Appeal with the United States Court of Appeals for the Fifth Circuit on November 3, 2017.

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

Operating Leases

In 2010, the Company entered into a non-cancellable operating lease for additional office space.  Rent expense under this lease for the years ended December 31, 2017, 2016, and 2015 was $77,015; $74,772; and $64,683, respectively.  The Company renewed the lease in 2015.  Future annual minimum rental payments as of December 31, 2017, are presented below:

2018	$79,331
2019	81,694
2020	84,155
Total	$245,180

9.      INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	For the Years Ended December 31,
	2017	2016	2015
Current tax provision (benefit)
Federal	$—	$—	$—
State	848	1,132	7,877
Total current provision (benefit)	848	1,132	7,877

Deferred tax provision (benefit)
Federal	(188,456)	—	—
State	—	—	—
Total deferred tax provision (benefit)	(188,456)	—	—
Total income tax provision (benefit)	$(187,608)	$1,132	$7,877

The Company has $24.9 million in tax benefits attributable to net operating losses for federal tax purposes.  The loss carry forwards will begin to expire in 2028 for federal tax purposes and will begin to expire for state tax purposes in 2021.  The Company also has credits for alternative minimum taxes (“AMT”) paid of $202 thousand.  The alternative minimum tax was repealed with the enactment of the Act.  AMT credits carried over may be used to offset regular tax liability for any tax year.  Any unused credits are 50% refundable for tax years 2018-2020, and 100% refundable for tax years beginning 2021.  The Company has recorded the AMT credit as a tax receivable on its financial statements rather than as a deferred tax asset, as this amount is a refundable credit.

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
	2017	2016
Deferred tax assets
Net operating loss carry forwards	$6,127,210	$7,651,971
Credit for alternative minimum tax paid	—	201,773
Accrued expenses and reserves	509,666	1,348,032
Employee stock option expense	76,150	117,613
Nonemployee stock option expense	8,268	12,770
Inventory	224,353	361,437
Impairment	112,000	172,983
Deferred tax assets	7,057,647	9,866,579
Deferred tax liabilities
Property and equipment	(1,231,693)	(669,246)
Deferred tax liabilities	(1,231,693)	(669,246)
Net deferred assets	5,825,954	9,197,333
Valuation allowance	(5,825,954)	(9,197,333)
Net deferred tax assets	$—	$—

The Company has made a reasonable estimate of the effects of the Act on its existing deferred tax balances.  The Company adjusted its deferred tax valuation account to offset the expected decrease in its deferred tax assets as a result of the change.  The Company will adjust its calculations as additional facts and circumstances are known.

Utilization of the net operating loss carry forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

Deferred income tax calculations reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss carry forwards, and are stated at the U.S. tax rate of 21% beginning in 2018. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. The Company has fully reserved these future tax deductions.

The valuation allowance decreased $3,371,379 for 2017.  The valuation allowance increased $1,445,361 for 2016.

A reconciliation of income taxes based on the federal statutory rate and the effective income tax rate is summarized as follows:

	December 31,
	2017	2016	2015
Income tax at the federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal tax	2.9	2.9	2.9
Change in valuation allowance	85.9	(39.1)	(37.8)
Permanent differences	5.7	4.7	0.7
Return-to-provision and other	(37.6)	(3.5)	(0.6)
Tax Reform and Jobs Act tax rate change	(81.1)	—	—
Incentive stock options	(6.0)	—	—
Effective tax rate	4.8%	0.0%	0.2%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions.  The Company’s federal income tax returns for all tax years ended on or after December 31, 2014, remain subject to examination by the Internal Revenue Service.  The Company’s state and local income tax returns are subject to examination by the respective state and local authorities over various statutes of limitations, most ranging from three to five years from the date of filing.

10.    STOCK OPTION GRANTS AND EXERCISES

On September 9, 2016, the Compensation and Benefits Committee approved grants of incentive stock options to the Company’s employees under the First Amended 2008 Stock Option Plan with exercise prices at fair market value ($2.75 per share), a ten-year term, and one-year vesting period, except to the extent that such vesting period would violate the First Amended 2008 Stock Option Plan.  In total, the stock options are exercisable into 500,400 shares of Common Stock.  The value of an option for the purchase of one underlying common share was valued at $1.783, using the Black Scholes Option Pricing Model using a risk-free rate of 1.51%, a volatility factor of 67.1%, and a 7.1 year expected life.

On December 27, 2016, the Compensation and Benefits Committee approved grants of stock options to the Company’s chief financial officer, general counsel, and all three independent directors for 50,000 shares each with ten-year terms under the First Amended 2008 Stock Option Plan with exercise prices at fair market value ($1.05 per share).  The executive officers’ options vested on December 27, 2017 and the independent directors’ options vested immediately.  The value of an option for the purchase of one underlying common share was valued at $0.728, using the Black Scholes Option Pricing Model using a risk-free rate of 2.37%, a volatility factor of 72.5%, and a 7.1 year expected life.

No stock options were exercised in 2017.  Stock options were exercised at various dates in 2016 and 2015 and, consequently, a total of 1,046,580 shares of Common Stock were issued in 2016 and 272,477 shares of Common Stock were issued in 2015 for an aggregate payment of $855,021 in 2016 and $283,933 in 2015.  These options were granted in 2008 and 2009 at exercise prices of $0.81 and $1.30.

11.    DIVIDENDS

The Board declared and the Company paid dividends to Series I and Series II Class B Preferred Shareholders in the following amounts: $37,891 and $132,926, respectively, on April 30, 2015, and paid such preferred shareholders $12,313 and $44,050, respectively, on July 20, 2015 and October 22, 2015; and paid such preferred shareholders $12,313 and $43,101, respectively, on February 1, 2016.  The Board declared and the Company paid dividends to Series I and Series II Class B Preferred Shareholders in the following amounts: $12,313 and $42,800, respectively, on April 21, 2016, July 28, 2016, October 20, 2016, January 6, 2017, April 24, 2017, July 20, 2017, October 20, 2017, and January 19, 2018.

12.      STOCKHOLDERS’ EQUITY

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

The Class B Stock has been allocated among Series I, II, III, IV, and V in the amounts of 98,500; 171,200; 129,245; 342,500; and 40,000 shares, respectively as of December 31, 2017.  The remaining 4,218,555 authorized shares have not been assigned a series.

Series I Class B Stock

There were 98,500 shares of $1 par value Series I Class B Stock outstanding at December 31, 2017 and 2016.  Holders of Series I Class B Stock are entitled to receive a cumulative annual dividend of $0.50 per share, payable quarterly if declared by the Board of Directors.  The Company paid dividends of $49,250; $49,250; and $62,516 in 2017, 2016, and 2015, respectively.  At December 31, 2017, no dividends were in arrears.

Series I Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $7.50 per share, plus all unpaid dividends.  Each share of Series I Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933.  No shares of Series I Class B Stock were converted into Common Stock in 2017 or 2016.  In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series I Class B Stock then outstanding are entitled to $6.25 per share, plus all unpaid dividends prior to any distributions to holders of Series II Class B Stock, Series III Class B Stock, Series IV Class B Stock, Series V Class B Stock, or Common Stock.

Series II Class B Stock

There were 171,200 shares of $1 par value Series II Class B Stock outstanding at December 31, 2017 and 2016.  Holders of Series II Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors.  Holders of Series II Class B Stock generally have no voting rights until dividends are in arrears and unpaid for twelve consecutive quarters.  In such case, the holders of Series II Class B Stock have the right to elect one-third of the Board of Directors of the Company.  The Company paid dividends of $171,200; $171,200; and $221,026 in 2017, 2016, and 2015, respectively.  At December 31, 2017, no dividends were in arrears.

Series II Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $15.00 per share plus all unpaid dividends.  Each share of Series II Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933.  No shares were converted in 2017 or 2016.  In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series II Class B Stock then outstanding are entitled to $12.50 per share, plus all unpaid dividends, after distribution obligations to holders of Series I Class B Stock have been satisfied and prior to any distributions to holders of Series III Class B Stock, Series IV Class B Stock, Series V Class B Stock, or Common Stock.

Series III Class B Stock

There were 129,245 shares of $1 par value Series III Class B Stock outstanding at December 31, 2017 and 2016.  Holders of Series III Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors.  At December 31, 2017, approximately $4,145,604 of dividends which have not been declared were in arrears.

Series III Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $15.00 per share, plus all unpaid dividends.  Each share of Series III Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock after three years from the date of issuance or in the event the Company files an initial registration statement under the Securities Act of 1933.  No shares were converted in 2017 or 2016.  In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series III Class B Stock then outstanding are entitled to $12.50 per share, plus all unpaid dividends, after distribution obligations to Series I Class B Stock and Series II Class B Stock have been satisfied and prior to any distributions to holders of Series IV Class B Stock, Series V Class B Stock, or Common Stock.

Series IV Class B Stock

There were 342,500 shares of $1 par value Series IV Class B Stock outstanding at December 31, 2017 and 2016.  Holders of Series IV Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly, if declared by the Board of Directors.  At December 31, 2017, approximately $6,141,118 of dividends which have not been declared were in arrears.

Series IV Class B Stock is redeemable after three years from the date of issuance at the option of the Company at a price of $11.00 per share plus all unpaid dividends.  Each share of Series IV Class B Stock may, at the option of the stockholder any time subsequent to three years from date of issuance, be converted into one share of Common Stock, or in the event the Company files an initial registration statement under the Securities Act of 1933.  No shares of Series IV Class B Stock were converted into Common Stock in 2017 or 2016.  In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series IV Class B Stock then outstanding are entitled to receive liquidating distributions of $11.00 per share, unpaid dividends after distribution obligations to Series I Class B Stock, Series II Class B Stock, and Series III Class B Stock have been satisfied and prior to any distribution to holders of Series V Class B Stock or Common Stock.

Series V Class B Stock

There were 40,000 shares of $1 par value Series V Class B Stock outstanding at December 31, 2017 and 2016.  Holders of Series V Class B Stock are entitled to receive a cumulative annual dividend of $0.32 per share, payable quarterly, if declared by the Board of Directors.  At December 31, 2017, approximately $996,035 of dividends which have not been declared were in arrears.

Series V Class B Stock is redeemable after two years from the date of issuance at the option of the Company at a price of $4.40 per share plus all unpaid dividends.  Each share of Series V Class B Stock may, at the option of the stockholder any time subsequent to the date of issuance, be converted into Common Stock.  No shares of Series V Class B Stock were converted into Common Stock in 2017 or 2016.  In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series V Class B Stock then outstanding are entitled to receive liquidating distributions of $4.40 per share, plus unpaid dividends after distribution obligations to Series I Class B Stock, Series II Class B Stock, Series III Class B Stock, and Series IV Class B Stock have been satisfied and prior to any distribution to the holders of the Common Stock.

Common stock

The Company is authorized to issue 100,000,000 shares of no par value Common Stock, of which 32,666,454 and 29,666,454 shares were outstanding at December 31, 2017, and 2016, respectively.  Additionally, a total of 2,644,464 shares of Common Stock are issuable upon the conversion of Preferred Stock and the exercise of stock options.

13.            RELATED PARTY TRANSACTIONS

The Company has a license agreement with the Chief Executive Officer of the Company. See Note 5.

In 2016, the Company granted a right to three of its executive officers to purchase shares of Common Stock directly from the Company at market prices. Thomas J. Shaw, CEO, exercised his purchase rights on January 12, 2017, buying two million shares at market price for an aggregate purchase price of $1.78 million, and he exercised the remainder of his purchase rights on August 23, 2017 by purchasing one million shares at market price for aggregate consideration of $570,100.  Mr. Cowan, CFO, and Ms. Larios, Vice President and General Counsel, are authorized to purchase 500,000 shares each at market price any time prior to December 9, 2018.  The approximate dollar value of these potential future purchases cannot be predicted.

In November 2016, the Company granted a stock option to its Chief Executive Officer for the purchase of three million shares of Common Stock.  Such stock option terminated by its terms before becoming exercisable following a December 27, 2016 shareholder vote against such option.

14.            STOCK OPTIONS

Stock options

The Company has approved stock option plans for the granting of stock options to employees, Directors, and consultants.  Options for the purchase of 3,649,508 shares of Common Stock have been issued under the 2008 Stock Option Plan, which, pursuant to a 2014 amendment, authorizes a total of 6,000,000 shares of Common Stock upon the exercise of stock options.  Options for the purchase of 1,863,019 shares under the 2008 Stock Option Plan were outstanding as of December 31, 2017.  2,350,492 shares are available for future issuance under the 2008 Stock Option Plan until July 25, 2018.  A stock option for 3,000,000 shares granted to Thomas J. Shaw on November 2, 2016 terminated by its terms prior to becoming exercisable following a December 27, 2016 shareholder vote against such option.

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

Employee options

A summary of Director, officer, and employee options granted and outstanding under the 2008 Stock Option Plan is presented below:

	Years Ended December 31,
	2017		2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,817,919	$1.52	2,125,069	$0.94	2,386,736	$0.95
Granted	—	$—	750,400	$2.18	—	$—
Exercised	—	$—	(1,046,580)	$(0.82)	(259,977)	$(1.05)
Forfeited	(12,400)	$(2.75)	(10,970)	$(1.08)	(1,690)	$(1.30)

Outstanding at end of period	1,805,519	$1.51	1,817,919	$1.52	2,125,069	$0.94

Exercisable at end of period	1,803,119	$1.51	1,218,519	$1.06	2,125,069	$0.94

No options were issued in 2017 or 2015 to employees.  600,400 employee stock options were issued in 2016.  A grant of three million options to the Company’s chief executive officer terminated by its terms prior to becoming exercisable.  The fair value of the September 2016 grants exercisable into 500,400 shares was $1.783 per share of underlying Common Stock and was estimated on the date of the grant using the Black Scholes pricing model with the following assumptions: expected volatility of 67.1%, risk free interest rate of 1.51%, and an expected life of 7.1 years.  These options were issued under the First Amended 2008 Stock Option Plan.  The fair value of the December 2016 grants exercisable into 100,000 shares was $0.728 per share of underlying Common Stock and was estimated on the date of the grant using the Black Scholes pricing model with the following assumptions: expected volatility of 72.5%, risk free interest rate of 2.37%, and an expected life of 7.1 years.  These options were issued under the First Amended 2008 Stock Option Plan.

No options were issued to non-employee directors in 2017 or 2015.  150,000 stock options were issued to non-employee directors in 2016.  The fair value of the 2016 grants was $0.728 per share of underlying Common Stock and was estimated on the date of the grant using the Black Scholes pricing model with the following assumptions: expected volatility of 72.5%, risk free interest rate of 2.37%, and an expected life of 7.1 years.  These options were issued under the First Amended 2008 Stock Option Plan.

The following table summarizes information about Director, officer, and employee options outstanding under the stock option plan at December 31, 2017:

Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Shares Exercisable
$1.30	478,416	0.88	478,416
$1.46	50,000	5.37	50,000
$0.81	540,103	1.54	540,103
$1.05	250,000	8.99	250,000
$2.75	487,000	8.70	484,600

Non-employee options

A summary of options outstanding during the years ended December 31 and held by non-employees is as follows:

	Years Ended December 31,
	2017		2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	57,500	$0.81	57,500	$0.81	70,000	$0.81
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	(12,500)	$(0.81)
Forfeited	—	$—	—	$—	—	$—

Outstanding at end of period	57,500	$0.81	57,500	$0.81	57,500	$0.81

Exercisable at end of period	57,500	$0.81	57,500	$0.81	57,500	$0.81

The following table summarizes information about non-employee options outstanding under the stock option plan at December 31, 2017:

Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life	Shares Exercisable
$0.81	57,500	1.54	57,500

The Company recorded $388 thousand of stock-based compensation expense in 2016.  In 2017, the Company recognized stock-based compensation expense of $672 thousand.  The Company recorded no stock-based compensation expense in 2015.  The total intrinsic value of options exercised was $0; $1,414,892; and $856,269 in 2017, 2016, and 2015, respectively.  There were no options outstanding and exercisable with exercise prices lower than market price at December 31, 2017.

Options Pricing Models — Assumptions

The expected life is based on the Company’s historical experience with option exercise trends.  The assumptions for expected volatility is based on a calculation of volatility over the five-years preceding the grant date.  Risk-free interest rates are set using grant-date U.S. Treasury yield curves.  In its calculations, the Company assumed no dividends.

15.           401(k) PLAN

The Company implemented an employee savings and retirement plan (the “401(k) Plan”) in 2005 that is intended to be a tax-qualified plan covering substantially all employees.  The 401(k) Plan is available to all employees on the first day of the month after 90 days of service.  Under the terms of the 401(k) Plan, employees may elect to contribute up to 88% of their compensation, or the statutory prescribed limit, if less.  The Company may, at its discretion, match employee contributions.  In the first quarter of 2016, the Company reinstituted a policy of matching.  For 2016 and 2017, the Company matched each participant’s elective deferrals up to 2% of the participant’s compensation for the pay period.  The total match was $122,369 in 2016 and $145,474 in 2017.  The Company did not match contributions in 2015.

16.            BUSINESS SEGMENTS

The following is a summary of the Company’s sales and long-lived assets by geography:

	2017	2016	2015
U.S. sales	$27,015,712	$26,308,246	$23,029,976
North and South America sales (excluding U.S.)	6,380,745	2,741,518	5,668,785
Other international sales	1,097,381	776,872	853,439
Total sales	$34,493,838	$29,826,636	$29,552,200

Long-lived assets
U.S.	$11,215,583	$11,930,293	$11,282,192
International	$137,619	$161,744	$185,869

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

17.            TREASURY SHARES

The Board of Directors of the Company cancelled all treasury shares effective August 11, 2015.

18.            PREFERRED STOCK TRANSACTION

The Company exchanged 728,000 shares of Common Stock for 200,000 shares of our Series IV Class B Convertible Preferred Stock as of November 30, 2015, pursuant to an agreement with a shareholder.  Such shareholder agreed to waive all unpaid dividends in arrears associated with the tendered preferred stock, equaling $3,094,795.  The fair value of the common stock issued ($2,606,240) over the carrying value of the preferred stock extinguished ($2,000,000) was $606,240.  The excess of the dividend arrearage waived less the excess value of common stock issued, less the preferred dividend requirements for 2015 through the extinguishment date ($182,877) resulted in a deemed capital contribution of $2,305,678 for purposes of computing net income available to common shareholders. Future dividend requirements of $200,000 per year were avoided as a result of this transaction.

19.                  BONUSES

In February of 2017, Mr. Cowan and Ms. Larios were each granted cash bonuses of $250,000.  Ms. Larios received her bonus in the first quarter of 2017.  Mr. Cowan received his bonus in the fourth quarter of 2017.

20.                  STORM DAMAGE AND INSURANCE PROCEEDS

On March 26, 2017, a hail storm passed through Little Elm, Texas, resulting in damage to the Company’s two buildings.  During April 2017, the Company performed an inspection of its facilities and determined that possible roof damage had been sustained.  In late April 2017, the Company’s insurance carrier inspected the two buildings and confirmed that damage occurred from the hail storm.  This damage was principally to the roofs of the buildings but also many of the HVAC units and a wall alongside one of the buildings.

The Company’s insurance carrier has assessed damages of $1,009,960 and the Company’s deductible is $5,000.  The Company has received these funds from its carrier.  At this time, the Company does not expect the cost of repairs to the roofs, the wall, and to the HVAC units to exceed its coverage.  Repairs commenced during the third quarter of 2017 and should be completed in the first half of 2018.

During 2017, the Company incurred and recognized $538,667 in repairs due to the storm damage.  There is $466,293 of remaining insurance proceeds.  This repair expense was offset by the insurance proceeds, resulting in no impact to the Statement of Operations.  These costs and offsets are included in General and administrative expense in the Statement of Operations.

                             SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

The selected quarterly financial data for the periods ended December 31, 2017, and 2016, have been derived from the Company’s unaudited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods.  Certain quarterly amounts may differ from full year totals due to rounding.

	(In thousands, except for per share and outstanding stock amounts) 2017
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Sales, net	$6,924	$7,646	$10,412	$9,512
Cost of sales	4,599	5,437	7,152	7,335
Gross profit	2,325	2,209	3,260	2,177
Total operating expenses	3,477	3,514	3,293	3,466
Loss from operations	(1,152)	(1,305)	(33)	(1,289)
Interest and other income	10	14	19	22
Interest expense, net	(48)	(58)	(53)	(52)
Provision (benefit) for income taxes	—	—	—	(188)
Net loss	(1,190)	(1,349)	(67)	(1,131)
Preferred stock dividend requirements	(176)	(176)	(176)	(176)
Loss applicable to common shareholders	$(1,366)	$(1,525)	$(243)	(1,307)
Basic loss per share	$(0.04)	$(0.05)	$(0.01)	$(0.04)
Diluted loss per share	$(0.04)	$(0.05)	$(0.01)	$(0.04)
Weighted average common shares outstanding - basic	31,333,121	31,666,454	32,166,454	32,666,454
Weighted average common shares outstanding - diluted	31,333,121	31,666,454	32,166,454	32,666,454
Gross profit margin	33.6%	28.9%	31.3%	22.9%

	(In thousands, except for per share and outstanding stock amounts)
	2016
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Sales, net	$5,922	$7,575	$8,840	$7,489
Cost of sales	3,732	4,956	5,580	5,215
Gross profit	2,190	2,619	3,260	2,274
Total operating expenses	3,084	3,224	3,341	4,200
Loss from operations	(894)	(605)	(81)	(1,926)
Interest and other income	5	6	9	7
Interest expense, net	(49)	(57)	(52)	(55)
Provision for income taxes	1	1	1	—
Net loss	(939)	(657)	(125)	(1,974)
Preferred stock dividend requirements	(176)	(176)	(176)	(176)
Loss applicable to common shareholders	$(1,115)	$(833)	$(301)	$(2,150)
Basic loss per share	$(0.04)	$(0.03)	$(0.01)	$(0.07)
Diluted loss per share	$(0.04)	$(0.03)	$(0.01)	$(0.07)
Weighted average common shares outstanding - basic	28,624,874	29,483,207	29,649,874	29,659,791
Weighted average common shares outstanding - diluted	28,624,874	29,483,207	29,649,874	29,659,791
Gross profit margin	37.0%	34.6%	36.9%	30.4%

Major variances for 2017 as compared to 2016 include increased sales volumes in 2017, mitigated by lower average sales prices.  Our operating expenses declined in 2017 primarily due to lower legal costs, mitigated by stock option expense and bonuses.  We also incurred impairment costs in 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no reportable disagreements with accountants on accounting and financial disclosures.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based upon this evaluation, the CEO and CFO concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The term internal control over financial reporting means a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, Management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of Management and Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.  Management used the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting as required by paragraph (c) of Rule 13a-15 under the Exchange Act.  Management, with the participation of our CEO and CFO, concluded that our internal control over financial reporting as of December 31, 2017, was effective.  No material weaknesses in our internal control over financial reporting were identified by Management.

Our Management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

As reported in our quarterly report on Form 10-Q for the period ended September 30, 2017, we remedied an earlier weakness by increasing our review procedures.  We will continue to run parallel accounting systems until Oracle is fully implemented.

Changes in Internal Control Over Financial Reporting

Except as noted above, there has been no change in our internal control over financial reporting during the fourth quarter of 2017 or subsequent to December 31, 2017, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Beginning January 1, 2018, we implemented internal controls to ensure we have adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition to facilitate adoption on that date.  We do not expect significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

Name	Age	Position	Term as Director Expires
EXECUTIVES
Thomas J. Shaw	67	Chairman, President, Chief Executive Officer, and Class 2 Director	2018
Douglas W. Cowan	74	Vice President, Chief Financial Officer, Treasurer, Principal Accounting Officer, and Class 2 Director	2018
Russell B. Kuhlman	64	Vice President, Sales Development	N/A
Michele M. Larios	51	Vice President, General Counsel, and Secretary	N/A

INDEPENDENT DIRECTORS
Marco Laterza	70	Class 1 Director	2019
Amy Mack	50	Class 1 Director	2019
Walter O. Bigby, Jr.	53	Class 2 Director	2018
Darren E. Findley	54	Class 1 Director	2019

SIGNIFICANT EMPLOYEES
Kathryn M. Duesman	55	Executive Director, Global Health	N/A
Lawrence G. Salerno	57	Director of Operations	N/A
Shayne Blythe	49	Director of Sales and Marketing Logistics	N/A
John W. Fort III	49	Director of Accounting	N/A
James A. Hoover	70	Director of Quality Assurance	N/A
R. John Maday	57	Production Manager	N/A
Judy Ni Zhu	59	Research and Development Manager	N/A
Patti King	60	Director of National Accounts	N/A

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

Russell B. Kuhlman joined us in February 1997 and is our Vice President, Sales Development.  Mr. Kuhlman is responsible for development of national and international customers, and liaison with GPOs and product training for our sales organization, as well as distribution.  Mr. Kuhlman’s efforts with us have resulted in bringing onboard Specialty Distributors, influencing legislation, and educating influential healthcare representatives about the benefits of our product line.  Mr. Kuhlman is respected throughout the industry and is a main contributor to the safety effort in this country.

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

Darren E. Findley has served on our Board of Directors since September 2017.  Mr. Findley has over thirty years of experience in recruiting, talent, and engagement solutions experience.  He is President of Engage2Excel, where he leads the recruitment solutions team.  Mr. Findley worked at AMN Healthcare from May 2015 to May 2016, as vice president and general manager of recruitment process outsourcing.  In this role, his primary focus was growing the business segment and delivering top talent into healthcare facilities.  Prior to AMN Healthcare, his roles included vice president and managing director of recruitment solutions at IBM/Kenexa from July 1999 to May of 2015, where he managed a $35 million portfolio and led global recruitment-outsourcing programs for clients, including UnitedHealth Group, US Steel, Flowserve, Allstate Insurance, Express Scripts and Sprint PCS.  He holds a BBA from Harding University.  We believe it is appropriate for Mr. Findley to stand for election to the Board of Directors because he has nearly thirty years of management experience and brings a unique perspective to the Board with experience in recruitment and staffing for healthcare and other industries.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Exchange Act requires our Directors, executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of our Common Stock and our other equity securities.  Officers, Directors, and greater than 10% shareholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review, all of our executive officers filed all reports timely.

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

AUDIT COMMITTEE

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act consisting of Marco Laterza, Walter O. Bigby, Jr., and Darren E. Findley.  Each of the members of the Audit Committee is independent as determined by the NYSE American rules.  During 2016, the Company relied on a provision of Section 801(h) allowing the Audit Committee to consist of only two members.  Effective September 8, 2017, the Company added a third Audit Committee member.

Audit Committee Financial Expert

The Board of Directors has determined that we have one financial expert serving on the Audit Committee.  Mr. Marco Laterza serves as our designated Audit Committee Financial Expert.  Mr. Laterza is independent as defined for Audit Committee members by the listing standards of the NYSE American.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Consultant Reports

On October 13, 2016, the Company’s Compensation and Benefits Committee retained Longnecker Investment Group Inc., d/b/a Longnecker & Associates, a compensation consulting company.  Consistent with its report, the Compensation and Benefits Committee granted stock options for the purchase of 50,000 shares of Common Stock to Mr. Cowan, Ms. Larios, and all three independent directors on December 27, 2016.  Additionally, in accordance with a separate Longnecker & Associates report, the Compensation and Benefits Committee issued to Mr. Cowan and Ms. Larios a special cash bonus of $250,000 each in February 2017.  Additional information regarding these reports may be found in our annual report and proxy statement filed with the U.S. Securities and Exchange Commission in 2017.  Except as identified therein, we have not otherwise benchmarked our compensation in recent years.

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

Our Compensation Program is designed to reward both superior long-term performance by our executive officers and their loyalty.

Elements of Compensation

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

Executive compensation is not based on the individual’s contribution to specific, quantitative corporate objectives due to the fact that we compete in a market environment where significant achievement or performance is not always correlated with corporate results.

Additionally, in 2016, we granted a right to three of our executive officers to purchase shares of Common Stock directly from the Company at market prices. Thomas J. Shaw, CEO, exercised his purchase rights on January 12, 2017, buying two million shares at market price for an aggregate purchase price of $1.78 million, and he exercised the remainder of his purchase rights on August 23, 2017 by purchasing one million shares at market price for aggregate consideration of $570,100.  Mr. Cowan and Ms. Larios are authorized to purchase 500,000 shares each at market price any time prior to December 9, 2018.

Base Salary

We choose to pay a significant component of our compensation in base salary due to the fact that our ability to grow has been constrained by larger market players.  Until such time as we believe that we have access to the market, we believe that it is appropriate to weigh our Compensation Program heavily in favor of base salaries rather than incentive compensation.

Management establishes the initial recommendations regarding compensation for all employees.  Executive compensation remains the same until there is a review of such compensation by the Compensation and Benefits Committee.  Compensation, other than that of the Chief Executive Officer, has generally not been reviewed annually.  Under the terms of Mr. Shaw’s employment agreement, his compensation is reviewed annually.

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

Cash Bonuses

From time to time and when our cash reserves allow, we grant cash bonuses in order to reward significant efforts or the accomplishment of short term goals.  The bonuses, when paid, are paid on a discretionary basis as determined by the Compensation and Benefits Committee.  In February of 2017, Mr. Cowan and Ms. Larios were each granted cash bonuses of $250,000 which amount was supported by the compensation consultant report referenced above.  Prior to 2017, the last bonuses were granted in 2010.

Long-Term Incentives: Stock Options

Long-term incentives are provided through grants of stock options.  The grants are designed to align the interests of executive officers with those of stockholders and to provide each executive officer with a significant incentive to manage from the perspective of an owner with an equity stake in the Company.

Effective September 9, 2016, we granted options for the purchase of 500,400 shares of Common Stock to our employees.  Effective December 27, 2016, we granted options for the purchase of a total of 250,000 shares (50,000 shares each) to our chief financial officer, general counsel, and our three independent directors serving at the time.

Generally, option awards to executive officers are granted by the Compensation and Benefits Committee and for others are granted at the discretion of the Board after recommendation of the Compensation and Benefits Committee or on the committee’s own initiative.  No awards are granted if the Compensation and Benefits Committee does not support a recommendation.  The Committee will consider, among other factors, our financial condition and the expected expense of the grants.

Each stock option grant to employees allows the employee to acquire shares of Common Stock at a fixed price per share (never less than the closing stock price of the Common Stock on the date of grant or the prior trading day, as applicable) for a fixed period (usually ten years).  Options granted in 2016 vested in one year for employees and vested immediately for the independent directors receiving options.  Accordingly, generally stock option grants will provide a return to the employee only if the employee remains employed by us during the vesting period, and then only if the market price of the underlying Common Stock appreciates.  Future grants may vest over a shorter or longer period.

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

Section 162(m) of the Internal Revenue Code is not a material concern since our executives are not compensated over $1 million.

Compensation Pursuant to Employment Agreement

We have an Employment Agreement with Mr. Thomas J. Shaw (the “Employment Agreement”).  No other executives or Directors are compensated pursuant to employment agreements.

The Employment Agreement provides for an initial period of three years which ended December 31, 2010 and automatically and continuously renews for consecutive two-year periods.  The Employment Agreement is terminable either by us or Mr. Shaw upon 30 days’ written notice or upon Mr. Shaw’s death.  The Employment Agreement details a variety of causes for termination and payments owed to Mr. Shaw in each case.

The Employment Agreement dated January 1, 2008 provides for an annual salary of at least $416,400 with an annual salary increase equal to no less than the percentage increase in the CPI over the prior year.  The Employment Agreement requires that Mr. Shaw’s salary be reviewed by the Compensation and Benefits Committee annually, which shall make such increases as it considers appropriate.  Accordingly, the Compensation and Benefits Committee increased his 2018 salary by $10,553 (2.20%) over his 2017 salary in accordance with the percentage increase in the CPI over the prior year.

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
DARREN E. FINDLEY

The following Summary Compensation Table sets forth the total compensation paid or accrued by us over the past three fiscal years to or for the account of the named executive officers:

SUMMARY COMPENSATION TABLE FOR 2015-2017

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option awards ($)		All Other Compensation ($)		Total ($)
Thomas J. Shaw	2015	484,506	—	—		—		484,506
President and CEO	2016	469,827	—	—		1,350,000	(1)	1,819,827
(principal executive officer)	2017	479,694	—	—		—		479,694

Michele M. Larios	2015	363,462	—	—		—		363,462
Vice President,	2016	350,000	—	36,400	(2)	—		386,400
General Counsel	2017	350,000	250,000	—		—		600,000

Douglas W. Cowan	2015	301,154	—	—		—		301,154
Vice President, CFO	2016	290,000	—	36,400	(2)	—		326,400
(principal financial officer, principal accounting officer)	2017	290,000	250,000	—				540,000

Russell B. Kuhlman	2015	151,351	—	—		—		151,351
Vice President, Sales	2016	153,522	—	23,357	(2)	—		176,879
Development	2017	148,741	—	—		—		148,741

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option awards ($)		All Other Compensation ($)	Total ($)
Kathryn M. Duesman(3)	2015	178,214	—	—		—	178,214
Executive Director,	2016	184,749	—	36,908	(2)	—	221,657
Global Health	2017	175,012	—	—			175,012

(1)           This amount is the result of Mr. Shaw’s gain on exercising a portion of his stock option for 1,000,000 shares of Common Stock.  This gain had no effect on our financial statements.  The expense related to the stock options was recognized in previous years.

(2)           Assumptions for Ms. Larios and Mr. Cowan’s stock option awards include: 50,000 underlying shares each, exercise price of $1.05 per share, a ten-year term, a 7.1 year expected life, a risk-free rate of 2.37%, and a volatility factor of 72.5%.  These options vested in December 2017.

Mr. Kuhlman was granted an option for 13,100 underlying shares.  Ms. Duesman was granted an option for 20,700 underlying shares.  Assumptions for Mr. Kuhlman’s and Ms. Duesman’s stock option awards include: exercise price of $2.75 per share, a ten-year term, a 7.1 year expected life, a risk-free rate of 1.51%, and a volatility factor of 67.16%.  These options vested in September 2017.

(3)           Ms. Duesman is not an executive officer, but qualifies as a “named executive officer” by virtue of Item 402(m)(2)(iii) of Regulation S-K.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following Outstanding Equity Awards at Fiscal Year-End Table sets forth information regarding unexercised options held by the named executive officers as of December 31, 2017.

OUTSTANDING EQUITY AWARDS AT 2017 FISCAL YEAR END

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price ($)	Option Expiration Date
Thomas J. Shaw	—	—	—
President, CEO
(principal executive officer)

Michele M. Larios	50,000	$1.05	12/27/2026
Vice President,	152,950	$0.81	07/15/2019
General Counsel	97,050	$1.30	11/18/2018

Douglas W. Cowan	50,000	$1.05	12/27/2026
Vice President, CFO	98,000	$0.81	07/15/2019
(principal financial officer, principal accounting officer)	102,000	$1.30	11/18/2018

Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price ($)	Option Expiration Date
Russell B. Kuhlman	13,100	$2.75	09/09/2026
Vice President, Sales Development	43,450	$1.30	11/18/2018

Kathryn M. Duesman	20,700	$2.75	09/09/2026
Executive Director, Global Health	53,550	$0.81	07/15/2019
	66,450	$1.30	11/18/2018

PENSION BENEFITS

We do not have a pension plan other than the 401(k) plan which is available to all employees on the first day of the month after 90 days of service.

401(k) Plan

We implemented an employee savings and retirement plan (the “401(k) Plan”) in 2005 that is intended to be a tax-qualified plan covering substantially all employees.  Under the terms of the 401(k) Plan, employees may elect to contribute up to 88% of their compensation, or the statutory prescribed limit, if less.  We may, at our discretion, match employee contributions.  In the first quarter of 2016, we reinstituted a policy of matching.  For 2016 and 2017, we matched each participant’s elective deferrals up to 2% of the participant’s compensation for the pay period.  We made matching contributions of $145,474 in 2017, of which $15,708 were to named executive officers.  We made matching contributions of $122,369 in 2016, of which $15,062 were to named executive officers.  There were no matching contributions in 2015.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Other than the information set forth below for Mr. Shaw, no other named executive officer has a contract in place for termination or change in control payments.

The following table identifies the types and amounts of payments that shall be made to Thomas J. Shaw, our CEO, in the event of a termination of his employment or a change in control per his Employment Agreement.  Such payments shall be made by us and shall be one-time, lump sum payments except as indicated below.  In 2017, no other contract existed for payments upon termination or change in control.

SUMMARY OF PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

ASSUMING OCCURRENCE AS OF DECEMBER 31, 2017(1)

Payment Triggering Event	Salary Through Trigger Event Date(2)	Amounts Owed Under Benefit Plans(3)	Reimbursement of Expenses	Undiscounted Salary For a Period of 24 Months	Payment Equal to 90 Days’ Salary	Value of Payments(4)
Death	x	x	x	—	—	—

Disability	x	x	x	980,493	—	980,493

Termination With Cause	x	—	x	—	—	—

Termination Without Cause	x	x	x	980,493	—	980,493

Resignation (Other Than After a Change in Control)	x	x	x	—	122,561	122,561

Resignation (After a Change in Control)	x	x	x	980,493	—	980,493

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

(2)           Mr. Shaw is paid every two weeks.  Therefore, the maximum value for this column in the event the triggering event took place immediately prior to a scheduled payment date is two weeks’ salary ($10,553).

(3)           Mr. Shaw participates in our benefit plans which do not discriminate in scope, terms, or operation in favor of executive officers.  Such plans are generally available to all salaried employees.  Accordingly, the value of such payments is not included in the “Value of Payments” column.

(4)           This value does not include payments under our benefit plans for reasons set forth in footnote 3 above.  In addition, this value assumes that the triggering event occurred on December 31, 2017.  Authorized payments under the Employment Agreement are also capped to one dollar less than the amount that would cause Mr. Shaw to be the recipient of a parachute payment under Section 280G(b) of the Internal Revenue Code.

COMPENSATION OF DIRECTORS

The following table identifies the types and amounts of compensation earned by our current and former Directors (with the exception of those that are named executive officers as described in footnote 1 to the table) in the last Fiscal Year:

DIRECTOR COMPENSATION TABLE FOR 2017

Name(1)	Fees Earned or Paid in Cash ($)	Total ($)
Marco Laterza	2,500	2,500
Amy Mack	2,500	2,500
Walter O. Bigby, Jr.	2,500	2,500
Darren E. Findley	1,000	1,000

(1)           Thomas J. Shaw and Douglas W. Cowan are named executive officers who were also Directors in 2017.  Their compensation is reflected in the Summary Compensation and other tables presented earlier.

Narrative Explanation of Director Compensation Table for 2017

In 2017, we paid each non-employee Director a fee of $500 per meeting and reimbursed travel expenses, if airfare, hotel, and other reasonable travel-related expenses were incurred to attend Board meetings.  We do not pay any additional amounts for committee participation or special assignment.

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

Compensation Committee Interlocks and Insider Participation

The Compensation and Benefits Committee is currently composed of Walter O. Bigby, Jr., Amy Mack, Marco Laterza, and Darren E. Findley.  Each of these members of this committee is an independent Board member and none have ever been employees of the Company.

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

PAY RATIO DISCLOSURE

The ratio of the Company’s median of annual total compensation for employees to the total compensation of the principal executive officer is 1: 11.2.  The median of annual total compensation for all employees other than the principal executive officer was $42,954.  The total compensation for the principal executive officer was $479,694.  We calculated the median of annual total compensation for all employees as of December 31, 2017 using payroll records.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information relating to our equity compensation plans as of December 31, 2017:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,863,019	1.49	2,350,492
Total	1,863,019	1.49	2,350,492

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information regarding the beneficial ownership as of March 1, 2018, for each person known by us to own beneficially 5% or more of our Common Stock.  Except pursuant to applicable community property laws, each shareholder identified in the table possesses sole voting and investment power with respect to his or her shares, except as noted below.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock

	Thomas J. Shaw(2) 511 Lobo Lane Little Elm, TX 75068	17,585,854	53.8%

	Suzanne M. August(3) 340 North Julia Circle St. Pete Beach, FL 33706	3,800,000	11.6%

	BML Investment Partners, L.P.(4) 65 E Cedar - Suite 2 Zionsville, IN 46077	2,137,540	6.5%

	Lillian E. Salerno(5) 777 7th Avenue Unit 308 Washington DC 20001	1,646,000	5.0%

(1)           The Percent of Class is calculated for the Common Stock class by dividing each beneficial owner’s Amount of Beneficial Ownership, as shown in the table above, by the sum of the total outstanding Common Stock (32,666,454 shares) plus that beneficial owner’s stock equivalents (options), if any.

(2)           2,770,000 of the shares are owned by the August 2010 Family Trust and August Gifting Trust (see footnote 3) but are controlled by Mr. Shaw pursuant to a Voting Agreement.  These shares are permanently controlled by Mr. Shaw until such time as they are sold. These shares are included in the share amounts and percentages for both Mr. Shaw and Ms. August in the above table.  Mr. Shaw has investment power over 1,000,000 shares of Common Stock as Trustee pursuant to trust agreements for the benefit of family members.  Ms. August has voting control over such 1,000,000 shares as Special Trustee (see footnote 3).  These shares are included in the share amounts and percentages for both Mr. Shaw and Ms. August in the above table.

(3)           1,770,000 shares of these shares are controlled by Mr. Thomas J. Shaw pursuant to a Voting Agreement and are held by the August 2010 Family Trust, for which Ms. August serves as Trustee.  These shares are included in the share amounts and percentages for both Mr. Shaw and Ms. August in the above table.  Ms. August has voting control over 1,000,000 shares of Common Stock as Special Trustee pursuant to trust agreements for the benefit of family members.  Mr. Shaw has investment power over such 1,000,000 shares as Trustee.  These shares are included in the share amounts and percentages for both Mr. Shaw and Ms. August in the above table.  Ms. August has investment power over 1,000,000 shares held by the August Gifting Trust.

(4)           The number of shares held by this entity was obtained from a Schedule 13G filed on January 31, 2018.  Pursuant to the Schedule 13G, this entity had only shared voting and dispositive power, not sole voting or dispositive power, for all of the indicated shares.  A footnote to the Schedule 13G filing indicates that the shared ownership may be with Braden M. Leonard, managing member of the general partner of BML Investment Partners, L.P.

(5)           25,000 shares identified as Common Stock are shares which are obtainable by the exercise of a stock option.  500,000 shares identified as Common Stock are owned by a trust for which Ms. Salerno serves as trustee.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of March 1, 2018, for each named executive officer specified by Item 402 of Regulation S-K (i.e., our CEO, CFO, and three other highest paid officers) and Director of the Company.  Except pursuant to applicable community property laws or as otherwise discussed below, each shareholder identified in the table possesses sole voting and investment power with respect to his or her shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common Stock
As a Group	Named Executive Officers and Directors	18,858,232	56.2%
As Individuals	Thomas J. Shaw(2)	17,585,854	53.8%
	Michele M. Larios(3)	611,000	1.9%
	Douglas W. Cowan(4)	250,000	<1%
	Russell B. Kuhlman(5)	102,550	<1%
	Marco Laterza(6)	110,000	<1%
	Walter O. Bigby, Jr.(7)	105,000	<1%
	Amy Mack(8)	93,828	<1%

(1)           The Percent of Class is calculated for the individuals holding Common Stock by dividing each beneficial owner’s Amount of Beneficial Ownership, as shown in the table above, by the sum of the total outstanding Common Stock (32,666,454 shares) plus that beneficial owner’s stock equivalents (options), if any.  The Percent of Class is calculated for the “As a Group” row by totaling all of the Percent of Class percentages appearing in the chart.

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

(3)           300,000 of these shares are acquirable by the exercise of stock options.  1,000 of these shares are owned by Ms. Larios’ children.  300,000 of these shares are owned by trusts for the benefit of non-family members for which Ms. Larios serves as trustee.

(4)           These shares are acquirable by the exercise of stock options.

(5)           56,550 of these shares are acquirable by the exercise of stock options.

(6)           65,000 of these shares are acquirable by the exercise of stock options.

(7)           100,000 of these shares are acquirable by the exercise of stock options.

(8)           These shares are acquirable by the exercise of stock options.

Darren E. Findley, elected to the Board of Directors in September 2017, owns no shares of the Company.

There are no arrangements, the operation of which would result in a change in control of the Company, other than:

1.  The 2,770,000 shares owned by the August 2010 Family Trust and August Gifting Trust shall cease to be controlled by Mr. Shaw under the Voting Agreement upon their sale to a third party for value; and

2.  Mr. Shaw has voting control over 16,085,854 shares of the currently outstanding shares of the Common Stock (49.2%) and investment power over 14,815,854 shares (45.4%) and total beneficial ownership of 53.8% of the currently outstanding shares of the Common Stock.  Assuming the exercise of all vested options and conversion of all outstanding preferred shares, Mr. Shaw would have beneficial ownership of 49.8% of the Common Stock.  This calculation does not include the potential dilution from the one million shares authorized for private sale to insiders.

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

A royalty is paid to Thomas J. Shaw, our CEO, of 5% of gross sales of all licensed products sold to customers over the life of the Technology Licensing Agreement (See Item 1 — Patents, Trademarks, Licenses, and Proprietary Rights).  A royalty of $2,730,142 and $2,499,210 was paid to Thomas J. Shaw in 2017 and 2016, respectively.

In 2016, the Company granted a right to three of our executive officers to purchase shares directly from the Company.  Thomas J. Shaw exercised such right on January 12, 2017, buying two million shares at market price for an aggregate purchase price of $1.78 million and purchased one million shares at market price on August 23, 2017 for an aggregate purchase price of $570,100.  Mr. Cowan and Ms. Larios are authorized to purchase 500,000 shares each at market price any time prior to December 9, 2018.  The approximate dollar value of these potential future purchases cannot be predicted.

In November 2016, the Compensation and Benefits Committee granted a stock option to Mr. Shaw for the purchase of three million shares of Common Stock.  Such stock option terminated by its terms before becoming exercisable following a December 27, 2016 shareholder vote against such option.

Director Independence

The Board of Directors has the responsibility for establishing corporate policies and for our overall performance, although it is not involved in day-to-day operations.  Currently, a majority of the Directors serving on our Board of Directors are independent Directors as defined in the listing standards of the NYSE American.  Our current independent Directors are Marco Laterza, Amy Mack, Walter O. Bigby, Jr., and Darren E. Findley.  Each of our committees is constituted solely by independent Directors.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES

The aggregate fees billed by Moss Adams LLP for professional services rendered for the audit of our annual financial statements for 2017 and 2016 and the reviews of the financial statements included in our Forms 10-Q for all quarters of 2017 and the second and third quarters of 2016 and services normally provided by the accountant in connection with statutory and regulatory filings for these periods were $203,232 and $176,876, respectively.

The aggregate fees billed by CF & Co., L.L.P. for professional services rendered for the reviews of the financial statements included in our Form 10-Q for the first quarter of 2016 and services normally provided by the accountant in connection with statutory and regulatory filings for these periods were $30,000.

AUDIT RELATED FEES

The aggregate fees billed by Moss Adams LLP for professional services rendered for the audit of our 401(k) plan for 2017 and 2016 was $17,000 and $14,000, respectively.

TAX FEES

The aggregate fees billed by Moss Adams LLP for preparation of federal and state income tax returns and tax consulting costs related to notices from taxing authorities for 2017 and 2016 was $72,755 and $52,980, respectively.

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

(2)

Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below. Schedule II-Schedule of Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016, and 2015:

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Provision for Inventories
Fiscal year ended 2015	$681,395	$—	$—	$681,395
Fiscal year ended 2016	$681,395	$176,424	$262,296	$595,523
Fiscal year ended 2017	$595,523	$—	$584	$594,939

Provision for Accounts Receivable
Fiscal year ended 2015	$1,725,806	$116,395	$46,720	$1,795,481
Fiscal year ended 2016	$1,795,481	$92,000	$155,496	$1,731,985
Fiscal year ended 2017	$1,731,985	$24,272	$1,654,385	$101,872

	Balance at beginning of period	Additions		Deductions		Balance at end of period
Deferred Tax Valuation
Fiscal year ended 2015	$9,385,456	$ —		$1,633,484		$7,751,972
Fiscal year ended 2016	$7,751,972	$1,445,361		$ —		$9,197,333
Fiscal year ended 2017	$9,197,333	$ —		$3,371,379		$5,825,954

Provision for Rebates			(A)		(B)		(C)
Fiscal year ended 2015	$33,838,780	$19,488,956		$12,155,856		$41,171,880
Fiscal year ended 2016	$41,171,880	$19,693,872		$21,882,467		$38,983,285
Fiscal year ended 2017	$38,983,285	$21,738,072		$55,927,164		$4,794,193

(A)          Represents estimated rebates deducted from gross revenues

(B)          Represents rebates credited to the distributor and charge offs against the allowance

(C)                               Includes $4,115,628; $3,591,534; and $3,733,199 in Accounts payable for 2017, 2016, and 2015, respectively.

(3)           Exhibits:

The following exhibits are filed herewith or incorporated herein by reference to exhibits previously filed with the SEC.

(b)           Exhibits

Exhibit No.	Description of Document
3(i)	Restated Certificate of Formation with Certificates of Designation, Preferences, Rights and Limitations of Class B Preferred Stock (all Series)*

3(ii)	Fourth Amended and Restated Bylaws of RTI**

4	Restated Certificate of Formation with Certificates of Designation, Preferences, Rights and Limitations of Class B Preferred Stock (all Series)*

10.1	Sample United States Distribution Agreement***

10.2	Sample Foreign Distribution Agreement***

10.3	Employment Agreement between RTI and Thomas J. Shaw dated as of January 1, 2008 (This is a management compensation contract.)****

10.4	Technology License Agreement between Thomas J. Shaw and RTI dated the 23rd day of June 1995***

10.5	First Amendment to Technology License Agreement between Thomas J. Shaw and RTI dated the 3rd day of July, 2008*****

10.6	Second Amendment to Technology License Agreement between Thomas J. Shaw and Retractable Technologies, Inc. dated as of the 7th day of September, 2012†

10.7	Retractable Technologies, Inc. First Amended 2008 Stock Option Plan††

10.8	Thomas J. Shaw Nonqualified Stock Option Agreement Issued Outside of Any Plan◦

Exhibit No.	Description of Document
10.9	Voting Agreement Between Thomas J. Shaw and Suzanne August dated November 8, 2006◦◦

10.10	Purchase Agreement dated as of January 12, 2017, by and between Retractable Technologies, Inc. and Thomas J. Shaw†††

10.11	Purchase Agreement dated as of August 23, 2017, by and between Retractable Technologies, Inc. and Thomas J. Shaw†††

14	Retractable Technologies, Inc. Code of Business Conduct and Ethics◦◦◦

23	Consent of Independent Registered Public Accounting Firm◦◦◦◦

31.1	Certification of Principal Executive Officer◦◦◦◦

31.2	Certification of Principal Financial Officer◦◦◦◦

32	Section 1350 Certifications◦◦◦◦

101

The following materials from this report, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2017, and 2016, (ii) the Statements of Operations for the years ended December 31, 2017, 2016, and 2015, (iii) the Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016, and 2015, (iv) the Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015, and (v) Notes to Financial Statements.◦◦◦◦

*	Incorporated herein by reference to RTI’s Form 10-Q filed on November 15, 2010

**	Incorporated herein by reference to RTI’s Form 8-K filed on May 13, 2010

***	Incorporated herein by reference to RTI’s Registration Statement on Form 10-SB filed on June 23, 2000

****	Incorporated herein by reference to RTI’s Form 10-Q filed on November 14, 2008

*****	Incorporated herein by reference to RTI’s Form 10-K filed on March 31, 2009

†	Incorporated herein by reference to RTI’s Form 10-Q filed on November 14, 2012

††	Incorporated herein by reference to RTI’s Form 10-Q filed on November 14, 2014

†††	Incorporated herein by reference to RTI’s Form 8-K filed on January 13, 2017

††††	Incorporated herein by reference to RTI’s Form 8-K filed on August 24, 2017

◦	Incorporated herein by reference to RTI’s Form 10-K filed on March 31, 2010

◦◦	Incorporated herein by reference to RTI’s Schedule TO filed on October 17, 2008

◦◦◦	Incorporated herein by reference to RTI’s Form 8-K filed on February 19, 2010

◦◦◦◦	Filed herewith

(c)	Excluded Financial Statement Schedules: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

By:	/s/ Thomas J. Shaw
THOMAS J. SHAW
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date:	April 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Douglas W. Cowan
DOUGLAS W. COWAN
VICE PRESIDENT, CHIEF FINANCIAL OFFICER, PRINCIPAL ACCOUNTING OFFICER, TREASURER, AND DIRECTOR

April 2, 2018

/s/ Amy Mack
AMY MACK
DIRECTOR

April 2, 2018

/s/ Marco Laterza
MARCO LATERZA
DIRECTOR

April 2, 2018

/s/ Walter O. Bigby, Jr.
WALTER O. BIGBY, JR.
DIRECTOR

April 2, 2018

/s/ Darren E. Findley
DARREN E. FINDLEY
DIRECTOR

April 2, 2018