Form 10-Q
period 2018-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2018-05-15
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,666,454 shares of Common Stock, no par value, issued and outstanding on May 1, 2018.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2018

PART I — FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$15,094,258	$14,877,899
Accounts receivable, net	3,466,207	5,105,556
Inventories, net	6,810,077	6,206,161
Other current assets	442,600	418,154
Total current assets	25,813,142	26,607,770

Property, plant, and equipment, net	11,200,619	11,353,202
Income taxes receivable	188,456	188,456
Other assets	5,124	6,052
Total assets	$37,207,341	$38,155,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,259,623	$4,957,750
Current portion of long-term debt	391,651	410,949
Accrued compensation	678,001	547,021
Dividends payable	55,113	55,113
Accrued royalties to shareholder	632,195	793,489
Insurance proceeds	316,501	466,293
Other accrued liabilities	933,712	657,923
Income taxes payable	11,477	11,407
Total current liabilities	7,278,273	7,899,945

Long-term debt, net of current maturities	2,989,338	3,081,409
Total liabilities	10,267,611	10,981,354

Commitments and contingencies — see Note 6

Stockholders’ equity:
Preferred stock, $1 par value:
Series I, Class B	98,500	98,500
Series II, Class B	171,200	171,200
Series III, Class B	129,245	129,245
Series IV, Class B	342,500	342,500
Series V, Class B	40,000	40,000
Common stock, no par value	—	—
Additional paid-in capital	62,037,094	62,092,206
Accumulated deficit	(35,878,809)	(35,699,525)
Total stockholders’ equity	26,939,730	27,174,126
Total liabilities and stockholders’ equity	$37,207,341	$38,155,480

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Sales, net	$7,672,801	$6,923,680
Cost of sales
Cost of manufactured product	4,181,010	4,010,913
Royalty expense to shareholder	632,195	587,844
Total cost of sales	4,813,205	4,598,757
Gross profit	2,859,596	2,324,923

Operating expenses
Sales and marketing	1,165,461	1,027,711
Research and development	144,227	148,449
General and administrative	1,706,881	2,300,867
Total operating expenses	3,016,569	3,477,027
Loss from operations	(156,973)	(1,152,104)

Interest and other income	28,151	10,505
Interest expense, net	(50,392)	(48,063)
Loss before income taxes	(179,214)	(1,189,662)
Provision for income taxes	70	283
Net loss	(179,284)	(1,189,945)
Preferred stock dividend requirements	(176,249)	(176,249)
Loss applicable to common shareholders	$(355,533)	$(1,366,194)

Basic loss per share	$(0.01)	$(0.04)

Diluted loss per share	$(0.01)	$(0.04)

Weighted average common shares outstanding:
Basic	32,666,454	31,333,121
Diluted	32,666,454	31,333,121

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Cash flows from operating activities
Net loss	$(179,284)	$(1,189,945)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Share based compensation	—	234,898
Depreciation and amortization	229,807	206,992
(Increase) decrease in assets:
Accounts receivable	1,639,349	81,198
Inventories	(603,916)	(270,863)
Other current assets	(24,446)	(251,220)
Increase (decrease) in liabilities:
Accounts payable	(698,127)	(10,507)
Other accrued liabilities	234,068	222,279
Insurance proceeds	(149,792)	—
Income taxes payable	11,477	258
Net cash provided (used) by operating activities	459,136	(976,910)

Cash flows from investing activities
Purchase of property, plant, and equipment	(76,294)	(17,131)
Net cash used by investing activities	(76,294)	(17,131)

Cash flows from financing activities
Repayments of long-term debt	(111,370)	(113,696)
Proceeds from the sale of common stock	—	1,780,000
Payment of preferred stock dividends	(55,113)	(55,113)
Net cash provided (used) by financing activities	(166,483)	1,611,191

Net increase in cash and cash equivalents	216,359	617,150

Cash and cash equivalents at:
Beginning of period	14,877,899	16,199,043
End of period	$15,094,258	$16,816,193

Supplemental schedule of cash flow information:
Interest paid	$50,391	$48,064
Income taxes paid	$—	$—

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$55,113	$55,113

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

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of Management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.  The unaudited condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements incorporated into its Form 10-K filed on April 2, 2018 for the year ended December 31, 2017.

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

Accounts receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  The Company’s allowance for doubtful accounts is primarily determined by review of specific trade receivables.  Those accounts that are doubtful of collection are included in the allowance.  This provision is reviewed to determine the adequacy of the allowance for doubtful accounts.  Trade receivables are charged off when there is certainty as to their being uncollectible.  Trade receivables are considered delinquent when payment has not been made within contract terms.  The Allowance for Bad Debt was $102 thousand as of December 31, 2017 and March 31, 2018.

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

Long-lived assets

The Company assesses the recoverability of long-lived assets using an assessment of the estimated undiscounted future cash flows related to such assets.  In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, the assets will be adjusted for impairment to a level commensurate with fair value determined using a discounted cash flow analysis or appraised value of the underlying assets.

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

The following table reflects our significant customers for the first quarters of 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Number of significant customers	4	3
Aggregate dollar amount of net sales to significant customers	$4.9 million	$3.7 million
Percentage of net sales to significant customers	63.3%	53.2%

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China.  The Company obtained roughly 82.7% and 78.4% of its products in the first three months of 2018 and 2017, respectively, from its Chinese manufacturers.  In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company would need to find an alternate manufacturer for its blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL VanishPoint® syringes and would increase domestic production for the 1mL and 3mL syringes.

Revenue recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment.  When title and risk of ownership have passed to the customer, the Company has satisfied all performance obligations to the customer.  Payments from customers with approved credit terms are typically due 30 days from the invoice date.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Condensed Balance Sheets and deducted from revenues in the Condensed Statements of Operations.  Accounts payable included estimated contractual allowances for $3,700,322 and $4,115,628 as of March 31, 2018 and December 31, 2017, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  End-users do not receive any contractual allowances on their purchases.  Any product shipped or distributed for evaluation purposes is expensed.

The Company provides product warranties that: i) the products are fit for medical use as generally defined within the boundaries of United States FDA approval; ii) the products are not defective; and iii) the products will conform to the descriptions set forth in their respective labeling, provided that they are used in accordance with such labeling and the Company’s written directions for use.  The Company has historically not incurred significant warranty claims.

The Company’s domestic return policy provides that a customer may return incorrect shipments within 10 days following arrival at the distributor’s facility.  In all such cases, the distributor must obtain an authorization code from the Company and affix the code to the returned product.  The Company’s domestic return policy also generally provides that a customer may return product that is overstocked.  Overstocking returns are limited to two times in each 12-month period up to 1% of distributor’s total purchase of products for the prior 12-month period.  All product overstocks and returns are subject to inspection and acceptance by the Company.

The Company’s international distribution agreements generally do not provide for any returns.

Disaggregated information of revenue recognized from contracts with customers are as follows:

	For the three months ended March 31, 2017:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$5,754,699	$177,907	$—	$15,250	$5,947,856
North and South America sales (excluding U.S.)	306,772	725	—	189,034	496,531
Other international sales	459,543	9,200	—	10,550	479,293
Total	$6,521,014	$187,832	$—	$214,834	$6,923,680

	For the three months ended March 31, 2018:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$6,264,189	$235,085	$83,285	$14,421	$6,596,980
North and South America sales (excluding U.S.)	1,024,204	6,055	252	900	1,031,411
Other international sales	41,300	2,760	—	350	44,410
Total	$7,329,693	$243,900	$83,537	$15,671	$7,672,801

Income taxes

The Tax Cuts and Job Act (“the Act”) was enacted on December 22, 2017, and the U.S. federal corporate tax rate was reduced from 35% to 21%.  U.S. generally accepted accounting principles require companies to account for the effects of changes in income tax rates and laws in the period the change is enacted. Financial results, including provisional amounts, have been calculated for the income tax effects of the change. The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin 118 (SAB 118) allowing companies to use provisional estimates to record the effects of the Act.  SAB 118, as codified by FASB ASU 2018-05 “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update),” allows companies to complete accounting for these effects no later than one year from the enactment date of the Act.

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

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock.  The calculation of diluted EPS excluded 26 thousand and 148 thousand shares of Common Stock underlying issued and outstanding stock options at March 31, 2018 and March 31, 2017, respectively, as their effect was antidilutive.  The potential dilution, if any, is shown on the following schedule:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net loss	$(179,284)	$(1,189,945)
Preferred stock dividend requirements	(176,249)	(176,249)
Loss applicable to common shareholders after assumed conversions	$(355,533)	$(1,366,194)
Average common shares outstanding	32,666,454	31,333,121
Average common and common equivalent shares outstanding — assuming dilution	32,666,454	31,333,121
Basic loss per share	$(0.01)	$(0.04)
Diluted loss per share	$(0.01)	$(0.04)

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

Share based compensation

The Company’s share based payments are accounted for using the fair value method.  The Company records share based compensation expense on a straight-line basis over the requisite service period.  The Company incurred the following share based compensation costs:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Cost of sales	$—	$97,761
Sales and marketing	—	52,684
Research and development	—	16,308
General and administrative	—	68,145
	$—	$234,898

Insurance Proceeds

Receipts from insurance up to the amount of any loss recognized by the Company are considered recoveries.  Any such recoveries are recorded when they are received.  Insurance recoveries are not recognized as a component of earnings (loss) from operations until all repairs are made.

Recently Adopted Pronouncements

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”.  These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The updated guidance was effective for the Company’s quarter ended March 31, 2018.  The adoption of ASU 2016-18 did not have a material effect on the Company’s financial statements as the Company currently holds no restricted cash or restricted cash equivalents.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Payments” (ASU 2016-15), clarifying guidance on the classification of certain cash receipts and payments in the statement of cash flows.  This ASU was effective for the Company’s quarter ended March 31, 2018.  The adoption of ASU 2016-15 did not have a material impact on the Company’s financial statements.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, as well as several subsequently issued clarifying amendments, which provides guidance for revenue recognition.  This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services.  This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract.  ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption.  The ASU, as amended, was effective commencing with the Company’s quarter ended March 31, 2018.  The Company adopted this amended guidance on a Modified Retrospective basis in the first quarter of 2018.  The adoption of this ASU had no impact on the opening balance of retained earnings.  The Company applied the guidance of ASU No. 2014-09, as amended, to those contracts that were not completed as of January 1, 2018.  In implementing the guidance of ASU 2014-09, as amended, the Company applied the practical expedients of FASB ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.”  Under ASU 2016-12, the Company applies the guidance of ASU 2014-09, as amended, to a portfolio of contracts with similar characteristics, as opposed to individual contracts, as applying the guidance to the portfolio does not materially differ from applying the guidance to individual contracts.  In addition, the Company accounts for shipping and handling as activities to fulfill the promise to transfer goods to a customer as opposed to a performance obligation.  Historically, freight and handling activities billed to customers have not been material.

Recently Issued Pronouncements

In June 2016, the FASB issued Accounting Standards Update 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  This ASU is effective for the Company’s quarter ending March 31, 2020 with early application permitted for the Company’s quarter ending March 31, 2019.  The Company is currently assessing the impact that adoption of this guidance will have on its financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the guidance, lessor accounting is largely unchanged. The lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented.  This ASU is effective for the Company’s quarter ending March 31, 2019, with early adoption permitted. The Company is currently evaluating the impact of this standard.

3.                   INVENTORIES

Inventories consist of the following:

	March 31, 2018	December 31, 2017
Raw materials	$1,555,837	$1,511,339
Finished goods	5,849,045	5,289,761
	7,404,882	6,801,100
Inventory reserve	(594,805)	(594,939)
	$6,810,077	$6,206,161

4.                   INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was 0.0% for the three months ended March 31, 2018 and March 31, 2017.

5.                   OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2018	December 31, 2017
Prepayments from customers	$437,368	$355,742
Accrued property taxes	110,428	14,681
Accrued professional fees	341,891	231,826
Other accrued expenses	44,025	55,674
	$933,712	657,923

6.                   COMMITMENTS AND CONTINGENCIES

In May 2010, the Company and an officer’s suit against Becton, Dickinson and Company (“BD”) in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The trial commenced on September 9, 2013 in the U.S. District Court for the Eastern District of Texas, Tyler Division, and the jury found that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded the Company $113,508,014 in damages, which was trebled pursuant to statute.  The Court granted injunctive relief to take effect January 15, 2015 including, among other things, a requirement to notify certain customers and others regarding misleading disclosures.  In connection with BD’s subsequent appeal, on December 2, 2016, the United States Court of Appeals for the Fifth Circuit overturned the antitrust damages.  The finding of false advertising liability was affirmed and the case was remanded to the Eastern District of Texas for a redetermination as to the amount of damages to which the Company is entitled.  On August 17, 2017, District Court for the Eastern District of Texas issued the Court’s Final Judgment ordering that the Company take nothing in its suit against BD and dismissing the case.  The Company filed a notice of Appeal with the United States Court of Appeals for the Fifth Circuit on November 3, 2017.  Briefing for the appeal was completed by the parties on May 2, 2018 and oral argument is expected to occur later this year.

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

Revenues by geography are as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
U.S. sales	$6,596,980	$5,947,856
North and South America sales (excluding U.S.)	1,031,411	496,531
Other international sales	44,410	479,293
Total sales, net	$7,672,801	$6,923,680

Long-lived assets by geography are as follows:

	March 31, 2018	December 31, 2017
Long-lived assets
U.S.	$11,069,031	$11,215,583
International	131,588	137,619
Total	$11,200,619	$11,353,202

8.                   DIVIDENDS

The Company declared dividends in 2017 in the amounts of $12,313 and $42,800 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on January 6, 2017, April 24, 2017, July 20, 2017, and October 20, 2017.  The Company declared dividends in 2018 in the amounts of $12,313 and $42,800 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on January 19, 2018 and April 24, 2018.

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

11.              STORM DAMAGE AND INSURANCE PROCEEDS

On March 26, 2017, a hail storm passed through Little Elm, Texas, resulting in damage to the Company’s two buildings.  During April 2017, the Company performed an inspection of its facilities and determined that possible roof damage had been sustained.  In late April 2017, the Company’s insurance carrier inspected the two buildings and confirmed that damage occurred from the hail storm.  This damage was principally to the roofs of the buildings but also many of the HVAC units and a wall alongside one of the buildings were also damaged.

The Company’s insurance carrier has assessed damages of $1,009,960 and the Company’s deductible is $5,000.  The Company received these funds from its carrier in the second quarter of 2017.  At this time, the Company does not expect the cost of repairs to the roofs, the wall, and to the HVAC units to exceed its coverage.  Repairs commenced during the third quarter of 2017 and should be completed in the first half of 2018.

During 2017, the Company incurred and recognized $538,667 in repairs due to the storm damage.  Repairs during the quarter ended March 31, 2018 were $149,792.  There was $316,501 of remaining insurance proceeds as of March 31, 2018.  This repair expense was offset by the insurance proceeds, resulting in no impact to the Statement of Operations.  These costs and offsets are included in General and administrative expense in the Statement of Operations.

12.              SUBSEQUENT EVENTS

In the second quarter of 2018, the Company renewed its loan with American First National Bank, which renewal included a ten-year extension of the Company’s promissory note in the original principal amount of approximately $4.21 million and converted the interest rate to an adjustable interest rate equal to the prime rate plus 0.25%.  At the time of the renewal, the remaining principal balance was approximately $3.03 million.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, potential tariffs, our ability to maintain liquidity, our maintenance of patent protection, the impact of current and future Court decisions regarding current litigation, our ability to maintain favorable third party manufacturing and supplier arrangements and relationships, foreign trade risk, our ability to quickly increase capacity in response to an increase in demand, our ability to access the market, our ability to maintain or lower production costs, our ability to continue to finance research and development as well as operations and expansion of production, the impact of larger market players, specifically Becton, Dickinson and Company (“BD”), in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors in Part II.  Given these uncertainties, undue reliance should not be placed on forward-looking statements.

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997.  VanishPoint® safety syringes comprised 95.5% of our sales in the first quarter of 2018.  We also manufacture and market the EasyPoint®, blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections associated with catheter hub contamination.

In the second quarter of 2016, we began selling the EasyPoint® needle.  EasyPoint® needles made up 6.0% of revenues in 2017 and 1.1% of our revenues in the first quarter of 2018.  The EasyPoint® is a retractable needle that can be used with Luer lock syringes, Luer slip syringes, and prefilled syringes to give injections.  The EasyPoint® needle can also be used to aspirate fluids and collect blood.

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

We have reported in the past that our progress is limited principally due to the practices engaged in by BD, the dominant maker and seller of disposable syringes.  We initiated an antitrust and false advertising lawsuit in 2007 against BD.  Although a district court judgment in 2015 awarded us $340 million in antitrust damages from BD and the Fifth Circuit affirmed a finding of false advertising liability against BD, we were ultimately awarded a take nothing judgment in August 2017 and the case was dismissed.  We appealed that ruling, briefing has been completed and we expect oral argument to occur later this year.

Our litigation expenses were significantly less in 2017 and in the first quarter of 2018 than prior periods and we have expanded our sales and marketing staff in an effort to gain market share.  Costs related to additional compensation, bonuses to Ms. Larios and Mr. Cowan, and stock option expense related to options granted in 2016 were amortized in 2017.

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

We received approximately $1 million from our insurance carrier in the second quarter of 2017 and the majority of these funds have been used to repair our buildings from earlier storm damage.

Product purchases from our Chinese manufacturers have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the first quarter of 2018, our Chinese manufacturers produced approximately 82.7% of our products.  In the event that we become unable to purchase products from our Chinese manufacturers, we would need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.

In 1995, we entered into a license agreement with Thomas J. Shaw for the exclusive right to manufacture, market, and distribute products utilizing automated retraction technology.  This technology is the subject of various patents and patent applications owned by Mr. Shaw.  The license agreement generally provides for quarterly payments of a 5% royalty fee on gross sales.

With increased volumes, our manufacturing unit costs have generally tended to decline.  Factors that could affect our unit costs include possible tariffs, increases in costs by third party manufacturers, changing production volumes, costs of petroleum products, and transportation costs.  Increases in such costs may not be recoverable through price increases of our products.

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Dollar amounts have been rounded for ease of reading.  All period references are to the periods ended March 31, 2018 or 2017.

Comparison of Three Months Ended March 31, 2018 and March 31, 2017

Domestic sales accounted for 86.0% and 85.9% of our revenues for the three months ended March 31, 2018 and 2017, respectively.  Domestic revenues increased 10.9% principally due to higher volumes and a higher average selling price.  Domestic unit sales increased 9.0%.  Domestic unit sales were 76.6% of total unit sales for the three months ended March 31, 2018.  International unit sales and revenues increased 56.8% and 10.2%, respectively, due to higher unit sales mitigated by lower average selling prices.  Our international orders may be subject to significant fluctuation over time.  Overall unit sales increased 17.3%.

Gross profit increased 23.0% primarily due to higher sales volume.

The average cost of manufactured products sold per unit decreased by 11.2% due to higher unit production.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 7.5% due to increased gross sales.

Operating expenses decreased 13.2% or $461 thousand.  The decrease was primarily due to bonuses paid in 2017, reduced litigation costs, and no stock option expense incurred in 2018.

Our operating loss was $157 thousand compared to an operating loss for the same period last year of $1.2 million.  The decrease was due primarily to increased gross profit and reduced operating expenses.

Our effective tax rate on the net loss before income taxes was 0.0% for the three months ended March 31, 2018 and March 31, 2017.

Discussion of Balance Sheet and Statement of Cash Flow Items

Cash comprises 40.6% of total assets.  Working capital was $18.5 million at March 31, 2018, a decrease of $173 thousand from December 31, 2017.

Cash flow provided by operations was $459 thousand for the three months ended March 31, 2018 due primarily to collection of accounts receivable outstanding at the end of the year, mitigated by increased inventory and payment of accounts payable.

We also received approximately $1.0 million in 2017 from our insurance carrier which is being used to repair damage to our buildings from a hail storm.  The majority of the work has been completed.

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

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable manufacturing arrangements and relationships could result in the need to manufacture all (as opposed to 16.1%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

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

Cash Requirements

Due to funds received from prior litigation, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing, when available, as the primary ongoing sources of cash.  We have taken steps to decrease our legal costs and we continue to evaluate these costs.  In the future, if such cost cutting measures prove insufficient, we may reduce the number of units being produced, reduce the workforce, reduce the salaries of officers and other employees, and/or defer royalty payments.  Some increases in compensation were made in 2017 due to hiring additional sales personnel and nonrecurring bonuses made to two officers.

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

CAPITAL RESOURCES

In 2017, we received approximately $1 million to make necessary repairs to our buildings from storm damage.  The remaining insurance proceeds will be sufficient to cover all future related repairs.  The majority of the repair work has been completed and the remainder will be completed during the second quarter of 2018.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.                     Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective, as discussed below.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2018, we implemented internal controls to ensure we have adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition to facilitate adoption on that date.

Except as noted above, there have been no changes during the first quarter of 2018 or subsequent to March 31, 2018 in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                     Legal Proceedings.

Please refer to Note 6 to the financial statements for a complete description of all legal proceedings.

Item 1A.            Risk Factors.

Recently, political discourse in the United States has increasingly focused on ways to discourage United States corporations from outsourcing manufacturing and production activities to foreign jurisdictions. Proposals for new import tariffs could adversely affect us because we sell products that are principally manufactured outside the United States.  It has also been suggested that the United States may materially modify or withdraw from some of its existing trade agreements. Any of these actions, if ultimately enacted, could adversely affect our results of operations or profitability.

Other Risk Factors applicable to the Company are set forth in our Form 10-K annual report for 2017 which was filed on April 2, 2018, and which is available on EDGAR.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                     Defaults Upon Senior Securities.

Working Capital Restrictions and Limitations on the Payment of Dividends

The Company declared a dividend to the Series I Class B and Series II Class B Convertible Preferred Shareholders in the aggregate amount of $55,113.  This dividend was paid on April 24, 2018.

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

For the three months ended March 31, 2018, no dividends were in arrears.

Series II Class B Convertible Preferred Stock

For the three months ended March 31, 2018, no dividends were in arrears.

Series III Class B Convertible Preferred Stock

For the three months ended March 31, 2018, the amount of dividends in arrears was $32,311 and the total arrearage was $4,177,915 as of March 31, 2018.

Series IV Class B Convertible Preferred Stock

For the three months ended March 31, 2018, the amount of dividends in arrears was $85,625 and the total arrearage was $6,226,744 as of March 31, 2018.

Series V Class B Convertible Preferred Stock

For the three months ended March 31, 2018, the amount of dividends in arrears was $3,200 and the total arrearage was $999,236 as of March 31, 2018.

Item 5.         Other Information.

The 2018 annual meeting will be held on September 7, 2018, at 10:00 a.m. Central time at Little Elm Town Hall; 100 West Eldorado Parkway; Little Elm, Texas 75068.

Item 6.         Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Condensed Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	May 15, 2018	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

		By:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER