Form 10-Q
period 2018-06-30
RETRACTABLE TECHNOLOGIES INC
filed 2018-08-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,666,454 shares of Common Stock, no par value, issued and outstanding on August 1, 2018.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2018

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$12,849,614	$14,877,899
Accounts receivable, net	4,806,226	5,105,556
Inventories, net	7,787,340	6,206,161
Other current assets	415,338	418,154
Total current assets	25,858,518	26,607,770

Property, plant, and equipment, net	11,045,766	11,353,202
Income taxes receivable	188,456	188,456
Other assets	4,280	6,052
Total assets	$37,097,020	$38,155,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,802,532	$4,957,750
Current portion of long-term debt	364,094	410,949
Accrued compensation	567,768	547,021
Dividends payable	55,113	55,113
Accrued royalties to shareholder	1,061,483	793,489
Insurance proceeds	315,387	466,293
Other accrued liabilities	1,093,526	657,923
Income taxes payable	11,617	11,407
Total current liabilities	8,271,520	7,899,945

Long-term debt, net of current maturities	2,888,589	3,081,409
Total liabilities	11,160,109	10,981,354

Commitments and contingencies — see Note 6

Stockholders’ equity:
Preferred stock, $1 par value:
Series I, Class B	98,500	98,500
Series II, Class B	171,200	171,200
Series III, Class B	129,245	129,245
Series IV, Class B	342,500	342,500
Series V, Class B	40,000	40,000
Common stock, no par value	—	—
Additional paid-in capital	61,981,981	62,092,206
Accumulated deficit	(36,826,515)	(35,699,525)
Total stockholders’ equity	25,936,911	27,174,126
Total liabilities and stockholders’ equity	$37,097,020	$38,155,480

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Sales, net	$7,474,993	$7,646,117	$15,147,794	$14,569,797
Cost of sales
Cost of manufactured product	4,727,686	4,801,495	8,908,696	8,812,408
Royalty expense to shareholder	679,288	635,554	1,311,483	1,223,398
Total cost of sales	5,406,974	5,437,049	10,220,179	10,035,806
Gross profit	2,068,019	2,209,068	4,927,615	4,533,991

Operating expenses
Sales and marketing	1,052,475	1,223,842	2,217,936	2,251,553
Research and development	141,465	157,395	285,692	305,844
General and administrative	1,812,764	2,133,040	3,519,645	4,433,907
Total operating expenses	3,006,704	3,514,277	6,023,273	6,991,304
Loss from operations	(938,685)	(1,305,209)	(1,095,658)	(2,457,313)

Interest and other income	34,692	14,173	62,843	24,678
Interest expense	(43,573)	(58,028)	(93,965)	(106,091)
Loss before income taxes	(947,566)	(1,349,064)	(1,126,780)	(2,538,726)
Provision for income taxes	140	282	210	565
Net loss	(947,706)	(1,349,346)	(1,126,990)	(2,539,291)
Preferred stock dividend requirements	(176,249)	(176,249)	(352,498)	(352,498)
Loss applicable to common shareholders	$(1,123,955)	$(1,525,595)	$(1,479,488)	$(2,891,789)

Basic loss per share	$(0.03)	$(0.05)	$(0.05)	$(0.09)

Diluted loss per share	$(0.03)	$(0.05)	$(0.05)	$(0.09)

Weighted average common shares outstanding:
Basic	32,666,454	31,666,454	32,666,454	31,499,787
Diluted	32,666,454	31,666,454	32,666,454	31,499,787

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Cash flows from operating activities
Net loss	$(1,126,990)	$(2,539,291)
Adjustments to reconcile loss to net cash used by operating activities:
Share-based compensation	—	470,309
Depreciation and amortization	452,846	405,102
(Increase) decrease in assets:
Accounts receivable	299,330	(203,685)
Inventories	(1,581,179)	(1,032,175)
Other current assets	2,816	(255,859)
Increase (decrease) in liabilities:
Accounts payable	(155,218)	(26,107)
Other accrued liabilities	724,344	128,371
Insurance proceeds	(150,906)	1,004,960
Income taxes payable	210	—
Net cash used by operating activities	(1,534,747)	(2,048,375)

Cash flows from investing activities
Purchase of property, plant, and equipment	(143,636)	(130,459)
Net cash used by investing activities	(143,636)	(130,459)

Cash flows from financing activities
Repayments of long-term debt	(239,676)	(217,430)
Proceeds from the sale of common stock	—	1,780,000
Payment of Preferred Stock dividends	(110,226)	(110,226)
Net cash provided (used) by financing activities	(349,902)	1,452,344

Net decrease in cash and cash equivalents	(2,028,285)	(726,490)

Cash and cash equivalents at:
Beginning of period	14,877,899	16,199,043
End of period	$12,849,614	$15,472,553

Supplemental schedule of cash flow information:
Interest paid	$93,964	$106,090
Income taxes paid	$1,050	$2,000

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$55,113	$55,113

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

Accounts receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  The Company’s allowance for doubtful accounts is primarily determined by review of specific trade receivables.  Those accounts that are doubtful of collection are included in the allowance.  This provision is reviewed to determine the adequacy of the allowance for doubtful accounts.  Trade receivables are charged off when there is certainty as to their being uncollectible.  Trade receivables are considered delinquent when payment has not been made within contract terms.  The Allowance for Bad Debt was $102 thousand as of December 31, 2017 and also $102 thousand as of June 30, 2018.

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

The following table reflects our significant customers for the first quarters of 2018 and 2017:

	Six Months ended June 30, 2018	Six Months ended June 30, 2017	Three Months ended June 30, 2018	Three Months ended June 30, 2017
Number of significant customers	2	1	2	2
Aggregate dollar amount of net sales to significant customers	$6.3 million	$4.1 million	$3.1 million	$3.1 million
Percentage of net sales to significant customers	41.8%	28.0%	41.6%	40.2%

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China.  The Company obtained roughly 87.8% and 89.1% of its products in the first six months of 2018 and 2017, respectively, from its Chinese manufacturers.  Purchases from Chinese manufacturers aggregated 90.8% and 90.1% of products in the three month periods ended June 30, 2018 and 2017, respectively.  In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company would need to find an alternate manufacturer for its blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and would increase domestic production for the 1mL and 3mL syringes.

Revenue recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment.  When title and risk of ownership have passed to the customer, the Company has satisfied all performance obligations to the customer.  Payments from customers with approved credit terms are typically due 30 days from the invoice date.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Condensed Balance Sheets and deducted from revenues in the Condensed Statements of Operations.  Accounts payable included estimated contractual allowances for $3,504,794 and $4,115,628 as of June 30, 2018 and December 31, 2017, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  End-users do not receive any contractual allowances on their purchases.  Any product shipped or distributed for evaluation purposes is expensed.

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

The Company’s international distribution agreements generally do not provide for any returns.

Disaggregated information of revenue recognized from contracts with customers are as follows:

	For the three months ended June 30, 2018:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$5,379,139	$289,841	$632,784	$18,599	$6,320,363
North and South America sales (excluding U.S.)	768,016	2,510	—	—	770,526
Other international sales	350,074	20,774	456	12,800	384,104
Total	$6,497,229	$313,125	$633,240	$31,399	$7,474,993

	For the three months ended June 30, 2017:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$5,486,154	$334,950	$216,753	$17,287	$6,055,144
North and South America sales (excluding U.S.)	1,328,310	519	—	2,200	1,331,029
Other international sales	252,690	2,954	—	4,300	259,944
Total	$7,067,154	$338,423	$216,753	$23,787	$7,646,117

	For the six months ended June 30, 2018:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$11,643,328	$524,926	$716,069	$33,020	$12,917,343
North and South America sales (excluding U.S.)	1,792,220	8,565	252	900	1,801,937
Other international sales	391,374	23,534	456	13,150	428,514
Total	$13,826,922	$557,025	$716,777	$47,070	$15,147,794

	For the six months ended June 30, 2017:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$11,240,853	$512,857	$216,753	$32,537	$12,003,000
North and South America sales (excluding U.S.)	1,635,082	1,244	—	191,234	1,827,560
Other international sales	712,233	12,154	—	14,850	739,237
Total	$13,588,168	$526,255	$216,753	$238,621	$14,569,797

Income taxes

The Tax Cuts and Job Act (“the Act”) was enacted on December 22, 2017, and the U.S. federal corporate tax rate was reduced from 35% to 21%.  U.S. generally accepted accounting principles require companies to account for the effects of changes in income tax rates and laws in the period the change is enacted. Financial results, including provisional amounts, have been calculated for the income tax effects of the change. The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin 118 (SAB 118) allowing companies to use provisional estimates to record the effects of the Act.  SAB 118, as codified by Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2018-05 “Income

Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update),” allows companies to complete accounting for these effects no later than one year from the enactment date of the Act.

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

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock.  The calculation of diluted EPS excluded 27,425 and 147,775 shares of Common Stock underlying issued and outstanding stock options at June 30, 2018 and June 30, 2017, respectively, as their effect was antidilutive.  The potential dilution, if any, is shown on the following schedule:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net loss	$(947,706)	$(1,349,346)	$(1,126,990)	$(2,539,291)
Preferred dividend requirements	(176,249)	(176,249)	(352,498)	(352,498)
Loss applicable to common shareholders after assumed conversions	$(1,123,955)	$(1,525,595)	$(1,479,488)	$(2,891,789)
Average common shares outstanding	32,666,454	31,666,454	32,666,454	31,499,787
Average common and common equivalent shares outstanding - assuming dilution	32,666,454	31,666,454	32,666,454	31,499,787
Basic loss per share	$(0.03)	$(0.05)	$(0.05)	$(0.09)
Diluted loss per share	$(0.03)	$(0.05)	$(0.05)	$(0.09)

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

Share based compensation

The Company’s share based payments are accounted for using the fair value method.  The Company records share based compensation expense on a straight-line basis over the requisite service period.  The Company incurred the following share based compensation costs:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Cost of sales	$—	$98,356	$—	$196,117
Sales and marketing	—	51,993	—	104,677
Research and development	—	16,407	—	32,715
General and administrative	—	68,655	—	136,800
	$—	$235,411	$—	$470,309

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, as well as several subsequently issued clarifying amendments, which provides guidance for revenue recognition.  This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services.  This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract.  ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption.  The ASU, as amended, was effective commencing with the Company’s quarter ended March 31, 2018.  The Company adopted this amended guidance on a Modified Retrospective basis in the first quarter of 2018.  The adoption of this ASU had no impact on the opening balance of retained earnings.  The Company applied the guidance of ASU No. 2014-09, as amended, to those contracts that were not completed as of January 1, 2018.  In implementing the guidance of ASU 2014-09, as amended, the Company applied the practical expedients of FASB ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.”  Under ASU 2016-12, the Company applies the guidance of ASU 2014-09, as amended, to a portfolio of contracts with similar characteristics, as opposed to individual contracts, as applying the guidance to the portfolio does not materially differ from applying the guidance to individual contracts.  In addition, the Company accounts for shipping and handling as activities to fulfill the promise to transfer goods to a customer as opposed to a performance obligation.  Historically, freight and handling activities billed to customers have not been material.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. Under the ASU, as amended, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the guidance, lessor accounting is largely unchanged. The lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented.  This ASU, as amended, is effective for the Company’s quarter ending March 31, 2019, with early adoption permitted. The Company is currently evaluating the various accounting policy elections associated with this ASU, as amended, including transition methods and practical expedients, identifying contracts for evaluation, and reviewing contracts to determine if they contain leases.  The Company expects to complete these procedures before the end of the year and determine any transition adjustments.

3.      INVENTORIES

Inventories consist of the following:

	June 30, 2018	December 31, 2017
Raw materials	$1,715,626	$1,511,339
Finished goods	6,666,397	5,289,761
	8,382,023	6,801,100
Inventory reserve	(594,683)	(594,939)
	$7,787,340	$6,206,161

4.      INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was 0.0% for both the six months ended June 30, 2018 and June 30, 2017.  For the three months ended June 30, 2018 and June 30, 2017, the Company’s effective tax rate on the net loss before income taxes was 0.0% for both such periods.

5.      OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2018	December 31, 2017
Prepayments from customers	$649,802	$355,742
Accrued property taxes	220,856	14,681
Accrued professional fees	158,153	231,826
Other accrued expenses	64,715	55,674
	$1,093,526	657,923

6.      COMMITMENTS AND CONTINGENCIES

In May 2010, the Company and an officer’s suit against Becton, Dickinson and Company (“BD”) in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  The trial commenced on September 9, 2013 in the U.S. District Court for the Eastern District of Texas, Tyler Division, and the jury found that BD illegally engaged in anticompetitive conduct with the intent to acquire or maintain monopoly power in the safety syringe market and engaged in false advertising under the Lanham Act.  The jury awarded the Company $113,508,014 in damages, which was trebled pursuant to statute.  The Court granted injunctive relief to take effect January 15, 2015 including, among other things, a requirement to notify certain customers and others regarding misleading disclosures.  In connection with BD’s subsequent appeal, on December 2, 2016, the United States Court of Appeals for the Fifth Circuit overturned the antitrust damages.  The finding of false advertising liability was affirmed and the case was remanded to the Eastern District of Texas for a redetermination as to the amount of damages to which the Company is entitled.  On August 17, 2017, District Court for the Eastern District of Texas issued the Court’s Final Judgment ordering that the Company take nothing in its suit against BD and dismissing the case.  The Company filed a notice of Appeal with the United States Court of Appeals for the Fifth Circuit on November 3, 2017.  Briefing for the appeal was completed by the parties on May 2, 2018 and oral argument is expected to occur during the week of October 1, 2018.

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

Revenues by geography are as follows:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
U.S. sales	$6,320,363	$6,055,144	$12,917,343	$12,003,000
North and South America sales (excluding U.S.)	770,526	1,331,029	1,801,937	1,827,560
Other international sales	384,104	259,944	428,514	739,237
Total sales, net	$7,474,993	$7,646,117	$15,147,794	$14,569,797

Long-lived assets by geography are as follows:

	June 30, 2018	December 31, 2017
Long-lived assets
U.S.	$10,920,209	$11,215,583
International	125,557	137,619
Total	$11,045,766	$11,353,202

8.      DIVIDENDS

The Company declared dividends in 2017 in the amounts of $12,313 and $42,800 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on January 6, 2017, April 24, 2017, July 20, 2017, and October 20, 2017.  The Company declared dividends in 2018 in the amounts of $12,313 and $42,800 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on January 19, 2018, April 24, 2018, and July 20, 2018.

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

The Company’s insurance carrier has assessed damages of $1,009,960 and the Company’s deductible is $5,000.  The Company received these funds from its carrier in the second quarter of 2017.  Repairs commenced during the third quarter of 2017 and they have been completed.

During 2017, the Company incurred and recognized $538,667 in repairs due to the storm damage.  Repairs during the first six months of 2018 were $150,906.  This repair expense was offset by the insurance proceeds, resulting in no impact to the Statement of Operations.  These costs and offsets are included in General and administrative expense in the Statement of Operations.

12.    LONG-TERM DEBT

On April 10, 2018, the Company renewed its loan with American First National Bank, which renewal included a ten-year extension of the Company’s promissory note in the original principal amount of approximately $4.21 million ($3.03 million at date of renewal) and converted the interest rate to an adjustable interest rate equal to the prime rate plus 0.25%.  The note matures on April 10, 2028 and is secured by the Company’s land and buildings. The interest rate is 5.25% at June 30, 2018.

The following chart summarizes the Company’s obligations under this note to make future payments as of June 30, 2018 for years ending December 31:

2018	$121,316
2019	246,995
2020	260,202
2021	273,703
2022	287,905
Thereafter	1,807,208
$2,997,329

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997.  Safety syringes comprised 91.3% of our sales in the first six months of 2018.  We also manufacture and market the EasyPoint®, blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections associated with catheter hub contamination.

In the second quarter of 2016, we began selling the EasyPoint® needle.  EasyPoint® needles made up 6.0% of revenues in 2017 and 4.7% of our revenues in the first six months of 2018.  The EasyPoint® is a retractable needle that can be used with Luer lock syringes, Luer slip syringes, and prefilled syringes to give injections.  The EasyPoint® needle can also be used to aspirate fluids and collect blood.

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

We have reported in the past that our progress is limited principally due to the practices engaged in by BD, the dominant maker and seller of disposable syringes.  We initiated an antitrust and false advertising lawsuit in 2007 against BD.  Although a district court judgment in 2015 awarded us $340 million in antitrust damages from BD and the Fifth Circuit affirmed a finding of false advertising liability against BD, we were ultimately awarded a take nothing judgment in August 2017 and the case was dismissed.  We appealed that ruling, briefing has been completed and we expect oral argument to occur during the week of October 1, 2018.

Our litigation expenses were significantly less in 2017 than in prior years.  In the first six months of 2018, our legal expenses, including litigation expenses, were significantly lower as compared to the first six months of 2017.  We have expanded our sales and marketing staff in an effort to gain market share.  Costs related to additional compensation, bonuses to Ms. Larios and Mr. Cowan, and stock option expense related to options granted in 2016 were amortized in 2017 and affect comparability to 2017.

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

Product purchases from our Chinese manufacturers have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the first six months of 2018, our Chinese manufacturers produced approximately 87.8% of our products.  In the event that we become unable to purchase products from our Chinese manufacturers, we would need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.  Proposals for new import tariffs on Chinese products could materially adversely affect us.  As of the date of this filing, syringes are not included among the Chinese products on which the United States has proposed tariffs.

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

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Dollar amounts have been rounded for ease of reading.  All period references are to the periods ended June 30, 2018 or 2017.

Comparison of Three Months Ended June 30, 2018 and June 30, 2017

Domestic sales accounted for 84.6% and 79.2% of the revenues for the three months ended June 30, 2018 and 2017, respectively.  Domestic revenues increased 4.4% principally due to higher volumes mitigated by lower average sales prices.  Domestic unit sales increased 11.3%.  Domestic unit sales were 79.4% of total unit sales for the three months ended June 30, 2018.  International revenue and unit sales decreased 27.4% and 33.1%, respectively, due to lower volumes.  Our international orders may be subject to significant fluctuation over time.  Overall unit sales decreased 2.1%.

The Cost of manufactured product decreased by 1.5% principally due to lower volumes.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 6.9% due to increased gross sales.

Gross profit decreased 6.4% primarily due to lower sales volume.

Operating expenses decreased 14.4%.  The decrease was due to lower compensation cost, including no stock option expense in 2018, and lower legal costs.

Our operating loss was $939 thousand compared to an operating loss for the same period last year of $1.3 million due primarily to lower operating costs in 2018.

Our effective tax rate on the net loss before income taxes was 0.0% for the three months ended June 30, 2018 and for the three months ended June 30, 2017.

Comparison of Six Months Ended June 30, 2018 and June 30, 2017

Domestic sales accounted for 85.3% and 82.4% of the revenues for the six months ended June 30, 2018 and 2017, respectively.  Domestic revenues increased 7.6% principally due to higher sales volume mitigated by lower average prices.  Domestic unit sales increased 10.2%.  Domestic unit sales were 78.1% of total unit sales for the six months ended June 30, 2018.  International revenue and unit sales decreased 13.1% and 5.9%, respectively, due to lower average sales prices and lower sales volume.  Our international orders may be subject to significant fluctuation over time.  Overall unit sales increased 6.2%.

The Cost of manufactured product increased 1.1% due to higher volumes mitigated by lower unit cost.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 7.2% due to higher gross sales.

Gross profit increased 8.7% primarily due to increased revenues.

Operating expenses decreased 13.8%.  The decrease was due to bonuses paid in 2017, lower legal expense, and no stock option expense in 2018.

Our operating loss was $1.1 million compared to an operating loss for the same period last year of $2.5 million due primarily to lower operating expenses and higher gross profit.

Our effective tax rate on the net loss before income taxes was 0.0% for the six months ended June 30, 2018 and for the six months ended June 30, 2017.

Discussion of Balance Sheet and Statement of Cash Flow Items

Cash comprises 34.6% of total assets.  Working capital was $17.6 million at June 30, 2018, a decrease of $1.1 million from December 31, 2017.

Cash flow used by operations was $1.5 million for the six months ended June 30, 2018 due primarily to an increase in inventory.

We also received approximately $1.0 million in 2017 from our insurance carrier which has been used to repair damage to our buildings from a hail storm.  As of the date of this filing, all repairs have been made and approved by our insurance adjuster.

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

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable manufacturing arrangements and relationships could result in the need to manufacture all (as opposed to 12.2%) of our products in the U.S.  This could temporarily increase unit costs as we ramp up domestic production.

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

CAPITAL RESOURCES

There were no material commitments for capital expenditures in the second quarter of 2018.

CONTRACTUAL OBLIGATIONS

In the second quarter of 2018, the Company renewed its loan with American First National Bank, which renewal included a ten-year extension of the Company’s promissory note in the original principal amount of approximately $4.21 million and converted the interest rate to an adjustable interest rate equal to the prime rate plus 0.25%.  This renewal is a material change to the table of contractual obligations set forth in the Company’s Form 10-K for the year ended December 31, 2017.  Such table had shown $3.24 million in long-term debt maturing in 1-3 years.  Instead, only $755 thousand of long-term debt will mature in 1-3 years and $2.49 million will mature in more than 5 years.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.       Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, Douglas W. Cowan (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the second quarter of 2018 or subsequent to June 30, 2018 in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.       Legal Proceedings.

Please refer to Note 6 to the financial statements for a complete description of all legal proceedings.

Item 1A.    Risk Factors.

There were no material changes in our Risk Factors as set forth in our most recent annual and quarterly reports which are available on EDGAR.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities.

Working Capital Restrictions and Limitations on the Payment of Dividends

The Company declared a dividend to the Series I Class B and Series II Class B Convertible Preferred Shareholders in the aggregate amount of $55,113.  This dividend was paid on July 20, 2018.

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

For the six months ended June 30, 2018, no dividends were in arrears.

Series II Class B Convertible Preferred Stock

For the six months ended June 30, 2018, no dividends were in arrears.

Series III Class B Convertible Preferred Stock

For the six months ended June 30, 2018, the amount of dividends in arrears was $64,622 and the total arrearage was $4,210,000 as of June 30, 2018.

Series IV Class B Convertible Preferred Stock

For the six months ended June 30, 2018, the amount of dividends in arrears was $171,250 and the total arrearage was $6,312,000 as of June 30, 2018.

Series V Class B Convertible Preferred Stock

For the six months ended June 30, 2018, the amount of dividends in arrears was $6,400 and the total arrearage was $1,002,000 as of June 30, 2018.

Item 5.   Other Information.

Our annual meeting of shareholders will be held on September 7, 2018 at 10:00 a.m. Central time and we are soliciting the vote of shareholders of Common Stock with regard to the election of Class 2 Directors.  The Proxy Statement has been delivered via the notice and access method, meaning most Common Stockholders will generally only receive a short notice notifying them of where they can download copies of the proxy materials.  Shareholders desiring paper copies of the proxy materials may request them.

Item 6.   Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Condensed Statements of Operations for the six months and three months ended June 30, 2018 and 2017, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2018	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ Douglas W. Cowan
DOUGLAS W. COWAN VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER