Form 10-Q
period 2019-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2019-05-15
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	RVP	NYSE American

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,674,954 shares of Common Stock, no par value, issued and outstanding on May 1, 2019.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2019

PART I—FINANCIAL INFORMATION

Item 1.                     Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$4,228,624	$9,647,292
Accounts receivable, net	4,648,428	4,912,356
Investments in equity securities, at fair value	4,558,714	—
Held-to-maturity securities, at amortized cost	997,176	996,233
Inventories, net	7,414,102	7,545,094
Income taxes receivable	100,887	100,887
Other current assets	718,095	644,803
Total current assets	22,666,026	23,846,665

Property, plant, and equipment, net	10,667,900	10,851,747
Held-to-maturity securities, at amortized cost (non-current)	1,991,119	1,989,923
Income taxes receivable	100,835	100,835
Other assets	145,441	165,856
Total assets	$35,571,321	$36,955,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,847,357	$5,369,677
Current portion of long-term debt	302,355	406,361
Accrued compensation	597,457	540,852
Dividends payable	55,113	55,113
Accrued royalties to shareholder	665,411	769,324
Other accrued liabilities	962,210	1,467,935
Income taxes payable	10,025	10,025
Total current liabilities	7,439,928	8,619,287

Other long-term liabilities	60,794	82,359
Long-term debt, net of current maturities	2,641,199	2,639,647
Total liabilities	10,141,921	11,341,293

Commitments and contingencies — see Note 8

Stockholders’ equity:
Preferred stock, $1 par value:
Series I, Class B	98,500	98,500
Series II, Class B	171,200	171,200
Series III, Class B	129,245	129,245
Series IV, Class B	342,500	342,500
Series V, Class B	40,000	40,000
Common stock, no par value	—	—
Additional paid-in capital	61,816,644	61,871,756
Accumulated deficit	(37,168,689)	(37,039,468)
Total stockholders’ equity	25,429,400	25,613,733
Total liabilities and stockholders’ equity	$35,571,321	$36,955,026

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Sales, net	$7,932,474	$7,672,801
Cost of sales
Cost of manufactured product	4,776,744	4,181,010
Royalty expense to shareholder	665,411	632,195
Total cost of sales	5,442,155	4,813,205
Gross profit	2,490,319	2,859,596

Operating expenses
Sales and marketing	875,546	1,165,461
Research and development	127,456	144,227
General and administrative	1,662,095	1,706,881
Total operating expenses	2,665,097	3,016,569
Loss from operations	(174,778)	(156,973)

Interest and other income	91,432	28,151
Interest expense	(45,875)	(50,392)
Loss before income taxes	(129,221)	(179,214)
Provision for income taxes	—	70
Net loss	(129,221)	(179,284)
Preferred stock dividend requirements	(176,249)	(176,249)
Loss applicable to common shareholders	$(305,470)	$(355,533)

Basic loss per share	$(0.01)	$(0.01)

Diluted loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic	32,666,454	32,666,454
Diluted	32,666,454	32,666,454

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Cash flows from operating activities
Net loss	$(129,221)	$(179,284)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	211,754	229,807
Unrealized gain on investments	(43,102)	—
(Increase) decrease in assets:
Accounts receivable	263,928	1,639,349
Inventories	130,992	(603,916)
Other current assets	(73,290)	(24,446)
Increase (decrease) in liabilities:
Accounts payable	(522,320)	(698,127)
Other accrued liabilities	(554,745)	234,068
Insurance proceeds	—	(149,792)
Income taxes payable	—	11,477
Net cash provided (used) by operating activities	(716,004)	459,136

Cash flows from investing activities
Purchase of property, plant, and equipment	(29,485)	(76,294)
Investments	(4,515,612)	—
Net cash used by investing activities	(4,545,097)	(76,294)

Cash flows from financing activities
Repayments of long-term debt	(102,454)	(111,370)
Payment of preferred stock dividends	(55,113)	(55,113)
Net cash used by financing activities	(157,567)	(166,483)

Net increase (decrease) in cash and cash equivalents	(5,418,668)	216,359

Cash and cash equivalents at:
Beginning of period	9,647,292	14,877,899
End of period	$4,228,624	$15,094,258

Supplemental schedule of cash flow information:
Interest paid	$45,875	$50,391
Income taxes paid	$—	$—

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$55,113	$55,113

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

The following shows the changes in stockholders’ equity for the three month period ended March 31, 2019:

	Common Stock	Series I Class B Preferred Stock	Series II Class B Preferred Stock	Series III Class B Preferred Stock	Series IV Class B Preferred Stock	Series V Class B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2018	$—	$98,500	$171,200	$129,245	$342,500	$40,000	$61,871,756	$(37,039,468)	$25,613,733
Dividends	—	—	—	—	—	—	(55,112)	—	(55,112)
Net Loss	—	—	—	—	—	—	—	(129,221)	(129,221)
Balance at March 31, 2019	$—	$98,500	$171,200	$129,245	$342,500	$40,000	$61,816,644	$(37,168,689)	$25,429,400

The following shows the changes in stockholders’ equity for the three month period ended March 31, 2018:

	Common Stock	Series I Class B Preferred Stock	Series II Class B Preferred Stock	Series III Class B Preferred Stock	Series IV Class B Preferred Stock	Series V Class B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2017	$—	$98,500	$171,200	$129,245	$342,500	$40,000	$62,092,206	$(35,699,525)	$27,174,126
Dividends	—	—	—	—	—	—	(55,112)	—	(55,112)
Net Loss	—	—	—	—	—	—	—	(179,284)	(179,284)
Balance at March 31, 2018	$—	$98,500	$171,200	$129,245	$342,500	$40,000	$62,037,094	$(35,878,809)	$26,939,730

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

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of Management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.  The unaudited condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements incorporated into its Form 10-K filed on March 28, 2019 for the year ended December 31, 2018.

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

Accounts receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  The Company’s allowance for doubtful accounts is primarily determined by review of specific trade receivables.  Those accounts that are doubtful of collection are included in the allowance.  This provision is reviewed to determine the adequacy of the allowance for doubtful accounts.  Trade receivables are charged off when there is certainty as to their being uncollectible.  Trade receivables are considered delinquent when payment has not been made within contract terms.  The Allowance for bad debt was $146 thousand and $150 thousand as of March 31, 2019 and December 31, 2018, respectively.

The Company requires certain customers to make a prepayment prior to beginning production or shipment of their order.  Customers may apply such prepayments to their outstanding invoices or pay the invoice and continue to carry forward the deposit for future orders.  Such amounts are included in Other accrued liabilities on the Condensed Balance Sheets and are shown in Note 7, Other Accrued Liabilities.

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

Investments in Equity Securities

The Company holds high-grade exchange-traded and closed-end funds (ETFs) and mutual funds as investments.  These assets are readily marketable and are carried at market value as of the date of the Balance Sheets.  Net unrealized gains or losses on investments in equity securities are reflected as a component of interest and other income. Realized gains or losses on investments in equity securities are recognized using the specific identification method.

Investments – Held-to-Maturity Securities

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

Financial instruments

The Company estimates the fair value of financial instruments through the use of public market prices, quotes from financial institutions, and other available information.  Judgment is required in interpreting data to develop estimates of fair value and, accordingly, amounts are not necessarily indicative of the amounts that could be realized in a current market exchange.  Short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on Management’s estimates, equals their recorded values.  Investments in equity securities consist primarily of exchange-traded and closed-end funds and mutual funds and are reported at their fair value based upon quoted prices in active markets.  Investments in U.S. Treasury Notes are classified as held-to-maturity and are presented at their amortized cost, net of discounts and premiums. The fair value of long-term liabilities, based on Management’s estimates, approximates their reported values.

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

The following table reflects our significant customers for the first quarters of 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Number of significant customers	3	4
Aggregate dollar amount of net sales to significant customers	$3.9 million	$4.9 million
Percentage of net sales to significant customers	48.6%	63.3%

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China.  The Company obtained roughly 76.1% and 83.9% of its products in the first three months of 2019 and 2018, respectively, from its Chinese manufacturers.  In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company would need to find an alternate manufacturer for its blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

Revenue recognition

The Company recognizes revenue when it has satisfied all performance obligations to the customer, generally when title and risk of loss pass to the customer.  Payments from customers with approved credit terms are typically due 30 days from the invoice date.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Condensed Balance Sheets and deducted from Revenues in the Condensed Statements of Operations.  Accounts payable included estimated contractual allowances for $3,413,037 and $3,896,341 as of March 31, 2019 and December 31, 2018, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  End-users do not receive any contractual allowances on their purchases.  Any product shipped or distributed for evaluation purposes is expensed.

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

Disaggregated information of revenue recognized from contracts with customers is as follows:

	For the three months ended March 31, 2019:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$5,625,387	$451,077	$48,472	$14,975	$6,139,911
North and South America sales (excluding U.S.)	1,330,330	3,863	252	925	1,335,370
Other international sales	241,243	210,700	—	5,250	457,193
Total	$7,196,960	$665,640	$48,724	$21,150	$7,932,474

	For the three months ended March 31, 2018:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$6,264,189	$235,085	$83,285	$14,421	$6,596,980
North and South America sales (excluding U.S.)	1,024,204	6,055	252	900	1,031,411
Other international sales	41,300	2,760	—	350	44,410
Total	$7,329,693	$243,900	$83,537	$15,671	$7,672,801

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

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock.  The calculation of diluted EPS excluded 26 thousand shares of Common Stock underlying issued and outstanding stock options at March 31, 2018 as their effect was antidilutive.  The potential dilution, if any, is shown on the following schedule:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net loss	$(129,221)	$(179,284)
Preferred stock dividend requirements	(176,249)	(176,249)
Loss applicable to common shareholders	$(305,470)	$(355,533)
Weighted average common shares outstanding	32,666,454	32,666,454
Weighted average common and common equivalent shares outstanding — assuming dilution	32,666,454	32,666,454
Basic loss per share	$(0.01)	$(0.01)
Diluted loss per share	$(0.01)	$(0.01)

Shipping and handling costs

The Company classifies shipping and handling costs as part of Cost of sales in the Condensed Statements of Operations.

Self-insured employee benefit plan costs

The Company self-insures health insurance benefits for its employees under certain policy limits.  The Company has additional coverage provided by an insurance company.  The Company accrues for the cost of such benefits based on known claims and an estimate of incurred but not reported claims.

Research and development costs

Research and development costs are expensed as incurred.

Leases

The Company adopted ASU 2016-02, Leases (Topic 842), as amended January 1, 2019, effective for the quarter ended March 31, 2019.  The Company elected the comparative reporting relief practical expedient, which allows for the application of transition adjustments as of the adoption date rather than the beginning of the earliest period presented.

The Company determines if an arrangement is a lease at inception.  Operating and finance leases are included in other assets, other current liabilities, and other long-term liabilities on the Condensed Balance Sheets. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease.  Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  As the Company’s leases do not provide an implicit rate, the incremental borrowing rate based on information available at the commencement date was used in determining the present value of lease payments.

The operating lease ROU asset also includes any lease payments made and excludes lease incentives.  Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.  Leases with an initial term of twelve months or less are not recorded on the Condensed Balance Sheets; however, rent expense is recognized on a straight-line basis over the lease term.  The Company did not elect to separate lease and non-lease components at the transition date. The Company elected the package of practical expedients permitted under the transition guidance, which among other things, allows the Company to carry forward the historical lease classification and elect hindsight to determine certain lease terms for existing leases.

Recently Adopted Pronouncements

In August 2018, the Securities and Exchange Commission (SEC) adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, “Disclosure Update and Simplification”. The amendments were effective November 5, 2018.  The amendments eliminate or revise several redundant or duplicative requirements between SEC rules and GAAP, including the elimination of the disclosure of the ratio of earnings to fixed charges and the presentation of dividends per share on the face of the statement of operations for interim periods.  Among the amendments is the requirement to present the changes in shareholders’ equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q. The amendments are effective for all filings made on or after November 5, 2018. In light of the timing of effectiveness of the amendments and proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC staff indicated that it would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments.  The Company elected to adopt the provisions of Securities Act Release No. 33-10532 for the quarter ended September 30, 2018.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, as well as several subsequently issued clarifying amendments. Under the ASU, as amended, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the guidance, lessor accounting is largely unchanged. The lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”. This amendment clarifies Topic 842 and corrected unintended application of guidance and is effective concurrent with Topic 842 or upon issuance if Topic 842 was early adopted.  In August 2018, the FASB issued ASU 2018-11, “Leases (Topic 842):  Targeted Improvements”. This amendment provides additional transition options allowing entities to recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented and provides a practical expedient to lessors to elect, by class of underlying assets, to account for non-lease and lease components as a single arrangement.  The Company adopted the provisions of ASU 2018-11 through a cumulative effect adjustment.  Topic 842, and its subsequent amendments, was effective for the Company’s quarter ended March 31, 2019. The Company has completed evaluating the various accounting policy elections associated with this ASU, as amended, including transition methods and practical expedients, identifying contracts for evaluation, and reviewing contracts to determine if they contain leases.  The Company completed evaluating the timing and impact of adopting ASU 2016-02, as amended, and recorded lease assets and liabilities of $163,007 on its Balance Sheets, with no impact to its accumulated deficit.

The following table summarizes the impact of the adoption of ASU 2016-02 to the previously reported results:

Balance Sheet as of December 31, 2018	As Previously Reported	New Lease Standard Adjustment	As Restated
Other assets	$2,849	$163,007	$165,856
Other current liabilities	1,387,287	80,648	1,467,935
Other long-term liabilities	—	82,359	82,359

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

3.                    INVENTORIES

Inventories consist of the following:

	March 31, 2019	December 31, 2018
Raw materials	$1,492,331	$1,399,543
Finished goods	6,218,979	6,442,759
	7,711,310	7,842,302
Inventory reserve	(297,208)	(297,208)
	$7,414,102	$7,545,094

4.                    FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements.  ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

•                 Level 1 – quoted market prices in active markets for identical assets and liabilities

•                 Level 2 – inputs other than quoted prices that are directly or indirectly observable

•                 Level 3 - unobservable inputs where there is little or no market activity

The following tables summarize the values of our assets designated as Investments in equity securities:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Investments in equity securities	$4,558,714	$—	$—	$4,558,714

December 31, 2018
	Level 1	Level 2	Level 3	Total
Investments in equity securities	$—	$—	$—	$—

The Company holds high-grade exchange-traded and closed-end funds (ETFs) and mutual funds as investments.  These assets are readily marketable and are carried at market value as of the date of the Condensed Balance Sheets. The Company intends to hold these assets for possible future investment income.

March 31, 2019
	Gross Unrealized		Aggregate
Cost	Gains	Losses	Fair Value
$4,515,612	$43,102	$—	$4,558,714

5.                    HELD-TO-MATURITY DEBT SECURITIES

The Company’s investment securities classified as held-to maturity consist of high-grade debt securities and certificates of deposit.  These investments are carried at amortized cost.  Gross unrecognized gains and losses and fair value of these securities at March 31, 2019 are as follows:

	March 31, 2019
		Gross Unrecognized
	Amortized Cost	Gains	Losses	Aggregate Fair Value
Current	$997,176	$167	$—	$997,343
Long-Term	1,991,119	5,545	—	1,996,664
Total	$2,988,295	$5,712	$—	$2,994,007

The fair value of investments in held-to maturity securities is valued under the market approach through the use of quoted prices.

6.                    INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was 0.0% for both the three months ended March 31, 2019 and March 31, 2018.

7.                    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2019	December 31, 2018
Prepayments from customers	$377,837	$860,926
Accrued property taxes	114,000	170,568
Accrued professional fees	317,185	294,903
Other accrued expenses	153,188	141,538
	$962,210	1,467,935

8.                    COMMITMENTS AND CONTINGENCIES

In May 2010, the Company and an officer’s suit, initiated in 2007, against Becton, Dickinson and Company (“BD”) in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of antitrust acts, false advertising, product disparagement, tortious interference, and unfair competition was reopened.  After a series of appeals, this case was ultimately settled by the Settlement Agreement and Release (the “Settlement Agreement”) among the Company, an officer of the Company, BD, and MDC Investment Holdings, Inc. (“MDC”) whereby the Company and an officer and other affiliates (together, the “RTI Releasors”) released all claims arising prior to May 3, 2019 against BD and MDC and their affiliates (together, the “BD Releasors”).  Likewise, pursuant to the Settlement Agreement, the BD Releasors released all claims arising prior to May 3, 2019 against the RTI Releasors.  As a result of the Settlement Agreement, on May 6, 2019, the Company and an officer filed in the U.S. Court of Appeals for the Fifth Circuit a withdrawal of a petition for rehearing en banc filed on April 23, 2019, effectively leaving the take-nothing judgment of that court intact and ending further proceedings.

In September 2007, BD and MDC sued the Company in the U.S. District Court for the Eastern District of Texas, Texarkana Division, initially alleging that the Company is infringing two U.S. patents of MDC (6,179,812 and 7,090,656) that are licensed to BD.  This case, which had been stayed since 2015, was settled pursuant to the Settlement Agreement referenced in the preceding paragraph.  As a result of the Settlement Agreement, on May 6, 2019, BD, MDC, and the Company filed a stipulation with the U.S. District Court for the Eastern District of Texas, Texarkana Division that the claims in this action should be dismissed with prejudice without costs or attorneys’ fees to any of the parties.

9.                    BUSINESS SEGMENT

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

Revenues by geography are as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
U.S. sales	$6,139,911	$6,596,980
North and South America sales (excluding U.S.)	1,335,370	1,031,411
Other international sales	457,193	44,410
Total sales	$7,932,474	$7,672,801

Long-lived assets by geography are as follows:

	March 31, 2019	December 31, 2018
Long-lived assets
U.S.	$10,560,437	$10,738,253
International	107,463	113,494
Total	$10,667,900	$10,851,747

10.             DIVIDENDS

The Board declared and the Company paid dividends in 2018 in the amounts of $12,313 and $42,800 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on January 19, 2018, April 24, 2018, July 20, 2018, and October 23, 2018.  The Board declared and the Company paid dividends in 2019 in the amounts of $12,313 and $42,800 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on January 18, 2019 and April 22, 2019.

11.             LEASES

The Company has operating leases for a corporate office and equipment.  The leases have remaining lease terms of one to two years. The Company currently has no finance leases. The ROU asset is determined based on the lease liability adjusted for lease incentives received. Lease expense is recognized on a straight-line basis over the lease term. The leases may include various expenses incidental to the use of the property, such as common area maintenance, property taxes and insurance. These costs are separate from the minimum rent payment and are not considered in the determination of the lease liability and ROU asset. The Company has not noted any material instances in its leases where these costs were combined with the minimum rent payment and has therefore elected the policy to not separate lease from non-lease components if they are combined with the minimum rent payment. The option periods are not included in the determination of the lease liability and ROU asset as the Company is not reasonably certain if it will extend at the time of lease commencement.

The operating lease cost component of the lease expense was $19,854 at March 31, 2019.  The cash paid for amounts included in the measurement of lease liabilities as a component of cash flows related to leases was $19,854 for the three months ended March 31, 2019.

Assets and liabilities associated with these leases included in the Balance Sheets are as follows:

	March 31, 2019	December 31, 2018
OPERATING LEASES
Other assets	$143,153	$163,007

Other accrued liabilities	$82,359	$80,648
Other long-term liabilities	60,794	82,359
Total operating lease liabilities	$143,153	$163,007

The weighted average remaining lease term is 1.73 years and the weighted average discount rate is 4.04%.

Future minimum payments under non-cancelable operating leases and financing leases consist of the following at March 31, 2019:

Year ended December 31,
2019	$64,308
2020	84,155
Total	148,463

Less imputed interest	5,310
Total	$143,153

12.             SUBSEQUENT EVENTS

Effective May 3, 2019, the Company and an officer settled litigation with both BD and MDC, whereby BD and MDC released the Company and its officer from claims arising prior to May 3, 2019.  Likewise, pursuant to the settlement, the Company and its officer released BD and MDC from claims arising prior to May 3, 2019.  This settlement effectively disposed of an antitrust and false advertising lawsuit by the Company and an officer against BD, as well as a suit by BD and MDC against the Company for patent infringement.  See Note 8.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, potential tariffs, our ability to maintain liquidity, our maintenance of patent protection, our ability to maintain favorable third party manufacturing and supplier arrangements and relationships, foreign trade risk, our ability to quickly increase capacity in response to an increase in demand, our ability to access the market, our ability to maintain or lower production costs, our ability to continue to finance research and development as well as operations and expansion of production, the impact of larger market players, specifically Becton, Dickinson and Company (“BD”), in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors in Part II.  Given these uncertainties, undue reliance should not be placed on forward-looking statements.

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997.  VanishPoint® syringes comprised 90.7% of our sales in the first quarter of 2019.  We also manufacture and market the EasyPoint® needle, blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections associated with catheter hub contamination.

In the second quarter of 2016, we began selling the EasyPoint® needle.  EasyPoint® needles made up 10.3% of revenues for the year ended December 31, 2018 and 0.6% of revenues in the first quarter of 2019.  The EasyPoint® is a retractable needle that can be used with Luer lock syringes, Luer slip syringes, and prefilled syringes to give injections.  The EasyPoint® needle can also be used to aspirate fluids and collect blood.  Based on industry-wide trends, we anticipate that demand may increase for the EasyPoint® needle.

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

Effective May 3, 2019, we settled and released all past claims against BD and MDC in return for a settlement and release of past claims against us from BD and MDC.  On May 6, 2019, filings were made with the U.S. Court of Appeals for the Fifth Circuit to cease further proceedings in our antitrust and false advertising suit against BD and in the U.S. District Court for the Eastern District of Texas to dismiss BD and MDC’s suit against us for patent infringement.

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

Product purchases from our Chinese manufacturers have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the first quarter of 2019, our Chinese manufacturers produced approximately 76.1% of our products.  In the event that we become unable to purchase products from our Chinese manufacturers, we would need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

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

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Dollar amounts have been rounded for ease of reading.  All period references are to the periods ended March 31, 2019 or 2018.

Comparison of Three Months Ended March 31, 2019 and March 31, 2018

Domestic sales accounted for 77.4% and 86.0% of our revenues for the three months ended March 31, 2019 and 2018, respectively.  Domestic revenues decreased 6.9% principally due to lower volumes and lower average selling prices.  Domestic unit sales decreased 0.9%.  Domestic unit sales were 69.1% of total unit sales for the three months ended March 31, 2019.  International unit sales and revenues increased 45.3% and 66.6%, respectively, due to higher volumes and higher average selling prices.  Our international orders may be subject to significant fluctuation over time.  Overall unit sales increased 9.9%.

Gross profit decreased 12.9% primarily due to higher cost of manufactured product.

The average cost of manufactured products sold per unit increased by 4.0% due to an increase in international units sold as a percentage of total units.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 5.3% due to increased gross sales.

Operating expenses decreased 11.7% or $351 thousand.  The decrease was primarily due to a reduction in payroll costs as a result of a workforce reduction in the fourth quarter of 2018.

Our operating loss was $175 thousand compared to an operating loss of $157 thousand for the same period last year.  The increase was due primarily to the higher cost of manufactured products.

Our effective tax rate on the net loss before income taxes was 0.0% for both the three months ended March 31, 2019 and March 31, 2018.

Discussion of Balance Sheet and Statement of Cash Flow Items

Cash comprises 11.9% of total assets.  Working capital was $15.2 million at March 31, 2019, essentially unchanged from December 31, 2018.

Cash used by operations was $716 thousand for the three months ended March 31, 2019 due primarily to a decrease in accounts payable and other accrued liabilities, partially offset by a decrease in accounts receivable.

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

In the first quarter of 2019, we invested approximately $4.5 million in exchange-traded and closed-end funds (ETFs) and mutual funds.  These investments significantly decreased our cash accounts as of the date of the Condensed Balance Sheets.  However, we believe that these investments, along with our investment of approximately $3.0 million in debt securities with maturities of one to three years made in the fourth quarter of 2018, may increase our investment income in the future.

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

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable manufacturing arrangements and relationships could result in the need to manufacture all (as opposed to 23.9%) of our products in the U.S. or find other manufacturers.  This could temporarily increase unit costs as we ramp up domestic production.

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

Cash Requirements

Due to funds received from prior litigation, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing, when available, as the primary ongoing sources of cash.  We have taken steps to decrease our legal costs and we continue to evaluate these costs.  We terminated 19 employees in the fourth quarter of 2018 which may reduce future costs, although some of the positions may be filled in the future.  In the future, if such cost cutting measures prove insufficient, we may reduce the number of units being produced, further reduce the workforce, reduce the salaries of officers and other employees, and/or defer royalty payments.

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

CAPITAL RESOURCES

There were no material commitments for capital expenditures in the first quarter of 2019.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk.

No update.

Item 4.                     Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the first quarter of 2019 or subsequent to March 31, 2019 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                     Legal Proceedings.

Please refer to Note 8 to the financial statements for a complete description of all legal proceedings.

Item 1A.            Risk Factors.

There were no material changes in our Risk Factors as set forth in our most recent annual report which is available on EDGAR.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                     Defaults Upon Senior Securities.

Working Capital Restrictions and Limitations on the Payment of Dividends

The Company declared a dividend to the Series I Class B and Series II Class B Convertible Preferred Shareholders in the aggregate amount of $55,113.  This dividend was paid on April 22, 2019.

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

For the three months ended March 31, 2019, no dividends were in arrears.

Series II Class B Convertible Preferred Stock

For the three months ended March 31, 2019, no dividends were in arrears.

Series III Class B Convertible Preferred Stock

For the three months ended March 31, 2019, the amount of dividends in arrears was $32,311 and the total arrearage was approximately $4,307,000 as of March 31, 2019.

Series IV Class B Convertible Preferred Stock

For the three months ended March 31, 2019, the amount of dividends in arrears was $85,625 and the total arrearage was approximately $6,569,000 as of March 31, 2019.

Series V Class B Convertible Preferred Stock

For the three months ended March 31, 2019, the amount of dividends in arrears was $3,200 and the total arrearage was approximately $1,012,000 as of March 31, 2019.

Item 6.         Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Condensed Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2019 and 2018, (iv) Condensed Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and 2018; and (v) Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2019	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ John W. Fort III
JOHN W. FORT III
VICE PRESIDENT, CHIEF FINANCIAL OFFICER,
AND CHIEF ACCOUNTING OFFICER