Form 10-Q
period 2019-06-30
RETRACTABLE TECHNOLOGIES INC
filed 2019-08-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,674,954 shares of Common Stock, no par value, issued and outstanding on August 1, 2019.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2019

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$3,770,868	$9,647,292
Accounts receivable, net	6,156,580	4,912,356
Investments in debt and equity securities, at fair value	7,489,788	2,986,156
Inventories, net	7,066,583	7,545,094
Income taxes receivable	100,887	100,887
Other current assets	681,991	644,803
Total current assets	25,266,697	25,836,588

Property, plant, and equipment, net	10,770,513	10,851,747
Income taxes receivable	100,835	100,835
Other assets	124,820	165,856
Total assets	$36,262,865	$36,955,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,053,532	$5,369,677
Current portion of long-term debt	322,650	406,361
Accrued compensation	492,912	540,852
Dividends payable	54,800	55,113
Accrued royalties to shareholder	845,027	769,324
Other accrued liabilities	1,157,018	1,467,935
Income taxes payable	13,550	10,025
Total current liabilities	7,939,489	8,619,287

Other long-term liabilities	40,737	82,359
Long-term debt, net of current maturities	2,516,287	2,639,647
Total liabilities	10,496,513	11,341,293

Stockholders’ equity:
Preferred stock, $1 par value:
Series I, Class B	96,000	98,500
Series II, Class B	171,200	171,200
Series III, Class B	129,245	129,245
Series IV, Class B	342,500	342,500
Series V, Class B	34,000	40,000
Common stock, no par value	—	—
Additional paid-in capital	61,770,344	61,871,756
Accumulated deficit	(36,776,937)	(37,039,468)
Total stockholders’ equity	25,766,352	25,613,733
Total liabilities and stockholders’ equity	$36,262,865	$36,955,026

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Sales, net	$9,595,890	$7,474,993	$17,528,364	$15,147,794
Cost of sales
Cost of manufactured product	5,738,025	4,727,686	10,514,769	8,908,696
Royalty expense to shareholder	926,508	679,288	1,591,919	1,311,483
Total cost of sales	6,664,533	5,406,974	12,106,688	10,220,179
Gross profit	2,931,357	2,068,019	5,421,676	4,927,615

Operating expenses
Sales and marketing	979,614	1,052,475	1,855,160	2,217,936
Research and development	115,506	141,465	242,962	285,692
General and administrative	1,507,434	1,812,764	3,169,529	3,519,645
Total operating expenses	2,602,554	3,006,704	5,267,651	6,023,273
Income (loss) from operations	328,803	(938,685)	154,025	(1,095,658)

Interest and other income	109,939	34,692	201,371	62,843
Interest expense	(43,509)	(43,573)	(89,384)	(93,965)
Income (loss) before income taxes	395,233	(947,566)	266,012	(1,126,780)
Provision for income taxes	3,481	140	3,481	210
Net income (loss)	391,752	(947,706)	262,531	(1,126,990)
Preferred stock dividend requirements	(175,456)	(176,249)	(351,705)	(352,498)
Income (loss) applicable to common shareholders	$216,296	$(1,123,955)	$(89,174)	$(1,479,488)

Basic income (loss) per share	$0.01	$(0.03)	$(0.00)	$(0.05)

Diluted income (loss) per share	$0.01	$(0.03)	$(0.00)	$(0.05)

Weighted average common shares outstanding:
Basic	32,673,537	32,666,454	32,669,996	32,666,454
Diluted	32,673,537	32,666,454	32,669,996	32,666,454

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities
Net income (loss)	$262,531	$(1,126,990)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	427,018	452,846
Realized gains on investments	(7,924)	—
Net unrealized gains on investments	(102,128)	—
(Increase) decrease in operating assets:
Accounts receivable	(1,244,224)	299,330
Inventories	478,511	(1,581,179)
Other current assets	(37,188)	2,816
Other assets	41,036	—
Increase (decrease) in operating liabilities:
Accounts payable	(316,145)	(155,218)
Other accrued liabilities	(324,776)	724,344
Insurance proceeds	—	(150,906)
Income taxes payable	3,525	210
Net cash used by operating activities	(819,764)	(1,534,747)

Cash flows from investing activities
Purchase of property, plant, and equipment	(345,784)	(143,636)
Purchase of debt and equity securities	(6,755,714)	—
Proceeds from the sales of investments	2,362,134	—
Net cash used by investing activities	(4,739,364)	(143,636)

Cash flows from financing activities
Repayments of long-term debt	(207,070)	(239,676)
Payment of preferred stock dividends	(110,226)	(110,226)
Net cash used by financing activities	(317,296)	(349,902)

Net decrease in cash and cash equivalents	(5,876,424)	(2,028,285)

Cash and cash equivalents at:
Beginning of period	9,647,292	14,877,899
End of period	$3,770,868	$12,849,614

Supplemental schedule of cash flow information:
Interest paid	$89,384	$93,964
Income taxes paid	$—	$1,050

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$54,800	$55,113
Conversion of preferred stock to common stock	$8,500	$—

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

The following shows the changes in stockholders’ equity for the three month period ended June 30, 2019:

	Common Stock	Series I Class B Preferred Stock	Series II Class B Preferred Stock	Series III Class B Preferred Stock	Series IV Class B Preferred Stock	Series V Class B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2019	$—	$98,500	$171,200	$129,245	$342,500	$40,000	$61,816,644	$(37,168,689)	$25,429,400
Dividends	—	—	—	—	—	—	(54,800)	—	(54,800)
Conversion	—	(2,500)	—	—	—	(6,000)	8,500	—	—
Net Income	—	—	—	—	—	—	—	391,752	391,752
Balance at June 30, 2019	$—	$96,000	$171,200	$129,245	$342,500	$34,000	$61,770,344	$(36,776,937)	$25,766,352

The following shows the changes in stockholders’ equity for the three month period ended June 30, 2018:

	Common Stock	Series I Class B Preferred Stock	Series II Class B Preferred Stock	Series III Class B Preferred Stock	Series IV Class B Preferred Stock	Series V Class B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2018	$—	$98,500	$171,200	$129,245	$342,500	$40,000	$62,037,094	$(35,878,809)	$26,939,730
Dividends	—	—	—	—	—	—	(55,113)	—	(55,113)
Net Loss	—	—	—	—	—	—	—	(947,706)	(947,706)
Balance at June 30, 2018	$—	$98,500	$171,200	$129,245	$342,500	$40,000	$61,981,981	$(36,826,515)	$25,936,911

The following shows the changes in stockholders’ equity for the six month period ended June 30, 2019:

	Common Stock	Series I Class B Preferred Stock	Series II Class B Preferred Stock	Series III Class B Preferred Stock	Series IV Class B Preferred Stock	Series V Class B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2018	$—	$98,500	$171,200	$129,245	$342,500	$40,000	$61,871,756	$(37,039,468)	$25,613,733
Dividends	—	—	—	—	—	—	(109,912)	—	(109,912)
Conversion	—	(2,500)	—	—	—	(6,000)	8,500	—	—
Net Income	—	—	—	—	—	—	—	262,531	262,531
Balance at June 30, 2019	$—	$96,000	$171,200	$129,245	$342,500	$34,000	$61,770,344	$(36,776,937)	$25,766,352

The following shows the changes in stockholders’ equity for the six month period ended June 30, 2018:

	Common Stock	Series I Class B Preferred Stock	Series II Class B Preferred Stock	Series III Class B Preferred Stock	Series IV Class B Preferred Stock	Series V Class B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2017	$—	$98,500	$171,200	$129,245	$342,500	$40,000	$62,092,206	$(35,699,525)	$27,174,126
Dividends	—	—	—	—	—	—	(110,225)	—	(110,225)
Net Loss	—	—	—	—	—	—	—	(1,126,990)	(1,126,990)
Balance at June 30, 2018	$—	$98,500	$171,200	$129,245	$342,500	$40,000	$61,981,981	$(36,826,515)	$25,936,911

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

Accounts receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  The Company’s allowance for doubtful accounts is primarily determined by review of specific trade receivables.  Those accounts that are doubtful of collection are included in the allowance.  This provision is reviewed to determine the adequacy of the allowance for doubtful accounts.  Trade receivables are charged off when there is certainty as to their being uncollectible.  Trade receivables are considered delinquent when payment has not been made within contract terms.  The Allowance for bad debt was $146 thousand and $150 thousand as of June 30, 2019 and December 31, 2018, respectively.

The Company requires certain customers to make a prepayment prior to beginning production or shipment of their order.  Customers may apply such prepayments to their outstanding invoices or pay the invoice and continue to carry forward the deposit for future orders.  Such amounts are included in Other accrued liabilities on the Condensed Balance Sheets and are shown in Note 6, Other Accrued Liabilities.

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

Investments in Debt and Equity Securities

The Company holds high-grade exchange-traded and closed-end funds (ETFs), mutual funds, and debt securities as investments.  These assets are readily marketable and are carried at market value as of the date of the Balance Sheets.  Net unrealized and realized gains or losses on investments in debt and equity securities are reflected as a component of interest and other income.  Realized gains or losses on investments in debt and equity securities are recognized using the specific identification method.

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

Financial instruments

The Company estimates the fair value of financial instruments through the use of public market prices, quotes from financial institutions, and other available information.  Judgment is required in interpreting data to develop estimates of fair value and, accordingly, amounts are not necessarily indicative of the amounts that could be realized in a current market exchange.  Short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on Management’s estimates, equals their recorded values.  Investments in equity securities consist primarily of exchange-traded and closed-end funds and mutual funds and are reported at their fair value based upon quoted prices in active markets.  Investments in U.S. Treasury Notes are reported at their fair value based upon quoted prices in active markets.  Investments in certificates of deposit (CD) with original maturities of greater than three months are reported at their estimated fair value based upon the duration of the CD and the interest rate earned on the CD versus current interest rates of similar duration CDs.  The fair value of long-term liabilities, based on Management’s estimates, approximates their reported values.

Concentration risks

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, certificates of deposit, U.S. Treasury Notes, exchange-traded and closed-end funds, mutual funds, and accounts receivable.  Cash balances, some of which exceed federally insured limits, are maintained in financial institutions; however, Management believes the institutions are of high credit quality.  The Company assesses market risk in debt and equity securities through consultation with its outside investment advisors.  Management is responsible for directing the investing activity based on current economic conditions.  The majority of accounts receivable are due from companies which are well-established entities.  As a consequence, Management considers any exposure from concentrations of credit risks to be limited.

The following table reflects our significant customers for the three and six month periods ending June 30, 2019 and 2018, respectively:

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Number of significant customers	3	2	3	2
Aggregate dollar amount of net sales to significant customers	$4.0 million	$3.1 million	$7.9 million	$6.3 million
Percentage of net sales to significant customers	42.7%	41.6%	45.4%	41.8%

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China. The Company obtained roughly 80.5% and 87.8% of its products in the first six months of 2019 and 2018, respectively, from its Chinese manufacturers.  Purchases from Chinese manufacturers aggregated 84.1% and 90.8% of products in the three month periods ended June 30, 2019 and 2018, respectively.   In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company would need to find an alternate manufacturer for its blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

Revenue recognition

The Company recognizes revenue when it has satisfied all performance obligations to the customer, generally when title and risk of loss pass to the customer.  Payments from customers with approved credit terms are typically due 30 days from the invoice date.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Condensed Balance Sheets and deducted from Revenues in the Condensed Statements of Operations.  Accounts payable included estimated contractual allowances for $4,489,881 and $3,896,341 as of June 30, 2019 and December 31, 2018, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  End-users do not receive any contractual allowances on their purchases.  Any product shipped or distributed for evaluation purposes is expensed.

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

The Company recognizes revenue from licensing agreements when collection of such amounts from third parties is reasonably assured.  If the Company licenses its products for sale, the Company is obligated to pay Thomas J. Shaw, the owner of certain patented technology, a certain percentage of such revenue pursuant to the terms of the Technology License Agreement between the Company and Mr. Shaw.

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the three months ended June 30, 2019:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$6,168,886	$476,733	$1,193,485	$12,997	$7,852,101
North and South America sales (excluding U.S.)	1,191,818	300	264	—	1,192,382
Other international sales	219,405	161,793	147	170,062	551,407
Total	$7,580,109	$638,826	$1,193,896	$183,059	$9,595,890

	For the three months ended June 30, 2018:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$5,379,139	$289,841	$632,784	$18,599	$6,320,363
North and South America sales (excluding U.S.)	768,016	2,510	—	—	770,526
Other international sales	350,074	20,774	456	12,800	384,104
Total	$6,497,229	$313,125	$633,240	$31,399	$7,474,993

	For the six months ended June 30, 2019:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$11,794,228	$927,847	$1,241,963	$27,974	$13,992,012
North and South America sales (excluding U.S.)	2,522,148	4,163	516	925	2,527,752
Other international sales	460,649	372,492	147	175,312	1,008,600
Total	$14,777,025	$1,304,502	$1,242,626	$204,211	$17,528,364

	For the six months ended June 30, 2018:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$11,643,328	$524,926	$716,069	$33,020	$12,917,343
North and South America sales (excluding U.S.)	1,792,220	8,565	252	900	1,801,937
Other international sales	391,374	23,534	456	13,150	428,514
Total	$13,826,922	$557,025	$716,777	$47,070	$15,147,794

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

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock.  The calculation of diluted EPS excluded 27 thousand shares of Common Stock underlying issued and outstanding stock options at June 30, 2018, as their effect was antidilutive.  The potential dilution, if any, is shown on the following schedule:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income (loss)	$391,752	$(947,706)	$262,531	$(1,126,990)
Preferred dividend requirements	(175,456)	(176,249)	(351,705)	(352,498)
Income (loss) applicable to common shareholders after assumed conversions	$216,296	$(1,123,955)	$(89,174)	$(1,479,488)
Average common shares outstanding	32,673,537	32,666,454	32,669,996	32,666,454
Average common and common equivalent shares outstanding - assuming dilution	32,673,537	32,666,454	32,669,996	32,666,454
Basic income (loss) per share	$0.01	$(0.03)	$(0.00)	$(0.05)
Diluted income (loss) per share	$0.01	$(0.03)	$(0.00)	$(0.05)

Shipping and handling costs

The Company classifies shipping and handling costs as part of Cost of sales in the Condensed Statements of Operations.

Self-insured employee benefit costs

The Company self-insures health insurance benefits for its employees under certain policy limits.  The Company has additional coverage provided by an insurance company.  The Company accrues for the cost of such benefits based on known claims and an estimate of incurred but not reported claims.

Research and development costs

Research and development costs are expensed as incurred.

Leases

The Company adopted ASU 2016-02, Leases (Topic 842), as amended, on January 1, 2019 effective for the quarter ended March 31, 2019.  The Company adopted the standard under the modified retrospective approach, which provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, as well as several subsequently issued clarifying amendments. Under the ASU, as amended, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the guidance, lessor accounting is largely unchanged. The lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”. This amendment clarifies Topic 842 and corrected unintended application of guidance and is effective concurrent with Topic 842 or upon issuance if Topic 842 was early adopted.  In August 2018, the FASB issued ASU 2018-11, “Leases (Topic 842):  Targeted Improvements”. This amendment provides additional transition options allowing entities to recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented and provides a practical expedient to lessors to elect, by class of underlying assets, to account for non-lease and lease components as a single arrangement.  The Company adopted the provisions of ASU 2018-11 through a cumulative effect adjustment.  Topic 842, and its subsequent amendments, was effective for the Company’s quarter ended March 31, 2019. The Company has completed evaluating the various accounting policy elections associated with this ASU, as amended, including transition methods and practical expedients, identifying contracts for evaluation, and reviewing contracts to determine if they contain leases.  The Company completed evaluating the timing and impact of adopting ASU 2016-02, as amended, and recorded lease assets and liabilities of $163,007 on its Balance Sheets in the quarter ended March 31, 2019, with no impact to its accumulated deficit.

Recently Issued Pronouncements

In June 2016, the FASB issued Accounting Standards Update 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as well as subsequent clarifying amendments.  Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  This ASU is effective for the Company’s quarter ending March 31, 2020 with early application permitted.  The Company is currently assessing the impact that adoption of this guidance will have on its financial statements and related disclosures.

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

3.                    INVENTORIES

Inventories consist of the following:

	June 30, 2019	December 31, 2018
Raw materials	$1,431,622	$1,399,543
Finished goods	5,932,169	6,442,759
	7,363,791	7,842,302
Inventory reserve	(297,208)	(297,208)
	$7,066,583	$7,545,094

4.                    FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements.  ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

•                  Level 1 – quoted market prices in active markets for identical assets and liabilities

•                  Level 2 – inputs other than quoted prices that are directly or indirectly observable

•                  Level 3 - unobservable inputs where there is little or no market activity

The following tables summarize the values of our assets designated as Investments in debt and equity securities:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Mutual funds and exchange traded funds	$6,076,653	$—	$—	$6,076,653
Certificates of deposit	—	1,413,135	—	1,413,135
	$6,076,653	$1,413,135	$—	$7,489,788

	December 31, 2018
	Level 1	Level 2	Level 3	Total
US Treasury Notes	$—	$1,411,156	$—	$1,411,156
Certificates of deposit	—	1,575,000	—	1,575,000
	$—	$2,986,156	$—	$2,986,156

The Company holds high-grade exchange-traded and closed-end funds (ETFs), mutual funds, and debt securities as investments.  These assets are readily marketable and are carried at fair value as of the date of the Condensed Balance Sheets. The Company intends to hold these assets for possible future investment income.

	June 30, 2019
		Gross Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Mutual funds and exchange traded funds	$5,987,661	$89,562	$(570)	$6,076,653
Certificates of deposit	1,400,000	13,135	—	1,413,135
	$7,387,661	$102,697	$(570)	$7,489,788

	December 31, 2018
		Gross Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
US Treasury Notes	$1,411,156	—	—	$1,411,156
Certificates of deposit	1,575,000	—	—	1,575,000
	$2,986,156	$—	$—	$2,986,156

5.                    INCOME TAXES

The Company’s effective tax rate on the net income (loss) before income taxes was approximately 1.0% for the three and six months ended June 30, 2019 and 0.0% for the three and six months ended June 30, 2018.

6.                    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2019	December 31, 2018
Prepayments from customers	$390,396	$860,926
Accrued property taxes	232,550	170,568
Accrued professional fees	303,258	294,903
Other accrued expenses	230,814	141,538
	$1,157,018	1,467,935

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

Revenues by geography are as follows:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
U.S. sales	$7,852,101	$6,320,363	$13,992,012	$12,917,343
North and South America sales (excluding U.S.)	1,192,382	770,526	2,527,752	1,801,937
Other international sales	551,407	384,104	1,008,600	428,514
Total sales, net	$9,595,890	$7,474,993	$17,528,364	$15,147,794

Long-lived assets by geography are as follows:

	June 30, 2019	December 31, 2018
Long-lived assets
U.S.	$10,669,082	$10,738,253
International	101,431	113,494
Total	$10,770,513	$10,851,747

8.                    DIVIDENDS

The Board declared and the Company paid dividends in 2018 in the amounts of $12,313 and $42,800 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on January 19, 2018, April 24, 2018, July 20, 2018, and October 23, 2018.  The Board declared and the Company paid dividends in 2019 in the amounts of $12,313 and $42,800 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on January 18, 2019, April 22, 2019.  Additionally, the Board declared and the Company paid dividends of $12,000 and $42,800 to Series I Class B and Series II Class B Preferred Stockholders, respectively, on July 19, 2019

In the second quarter of 2019, shareholders converted a total of 2,500 shares of Series I Class B Preferred Stock and 6,000 shares of Series V Class B Preferred Stock into the same number of shares of Common Stock.

9.                    LEASES

The Company has operating leases for a corporate office and equipment.  The leases have remaining lease terms of one to two years.  The Company currently has no finance leases.  The ROU asset is determined based on the lease liability adjusted for lease incentives received.  Lease expense is recognized on a straight-line basis over the lease term.  The leases may include various expenses incidental to the use of the property, such as common area maintenance, property taxes and insurance.  These costs are separate from the minimum rent payment and are not considered in the determination of the lease liability and ROU asset.  The Company has not noted any material instances in its leases where these costs were combined with the minimum rent payment and has therefore elected to the policy to not separate lease from non-lease components if they are combined with the minimum rent payment.  The option periods are not included in the determination of the lease liability and right-of-use asset as the Company is not reasonably certain if it will extend at the time of lease commencement.

The operating lease cost component of the lease expense was $39,912 at June 30, 2019.  The cash paid for amounts included in the measurement of lease liabilities as a component of cash flows related to leases was $39,912 for the six months ended June 30, 2019.

Assets and liabilities associated with these leases included in the Balance Sheets are as follows:

	June 30, 2019	December 31, 2018
OPERATING LEASES
Other assets	$123,096	$163,007
Other accrued liabilities	$82,359	$80,648
Other long-term liabilities	40,737	82,359
Total operating lease liabilities	$123,096	$163,007

The weighted average remaining lease term is 1.48 years and the weighted average discount rate is 4.04%.

Future minimum payments under non-cancelable operating leases and financing leases consist of the following at June 30, 2019:

Year ended December 31,
Remainder of 2019	$42,872
2020	84,155
Total	127,027

Less imputed interest	3,931
Total	$123,096

10.             HELD-TO-MATURITY SECURITIES – CORRECTION OF ERRORS

The Condensed Balance Sheet as of December 31, 2018 has been revised to reflect a correction of an error to the classification of investments previously recorded as Held-to-Maturity.  During the quarter ended June 30, 2019, the Company determined that, during 2018, it had incorrectly classified certain investments as Held-to-Maturity that should have been classified as Available-for-Sale.  The Company views the correction of the classification error to be immaterial to previously filed financial statements.  Nonetheless, the Company has revised the presentation of the Condensed Balance Sheet at December 31, 2018 to reflect the reclassification of all previously recorded Held-to-Maturity investments as Available-for-Sale.  The effect on the Condensed Balance Sheet as of December 31, 2018 is to reclassify $2,986,156 from Held-to-Maturity securities to Investments in debt and equity securities, at fair value.  In addition, Total current assets at December 31, 2018 were increased by $1,989,923 as a result of this reclassification.  There was no impact to the Statement of Operations for 2018.  The Company will revise its previously-issued financial statements on a prospective basis for this classification error as well as the related disclosures of the fair value of financial instruments.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, potential tariffs, our ability to maintain liquidity, our maintenance of patent protection, our ability to maintain favorable third party manufacturing and supplier arrangements and relationships, foreign trade risk, our ability to quickly increase capacity in response to an increase in demand, our ability to access the market, our ability to maintain or lower production costs, our ability to continue to finance research and development as well as operations and expansion of production, the impact of larger market players, in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors in Part II.  Given these uncertainties, undue reliance should not be placed on forward-looking statements.

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997.  VanishPoint® syringes comprised 85.1% of our sales in the first six months of 2019.  We also manufacture and market the EasyPoint® needle, blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections associated with catheter hub contamination.

In the second quarter of 2016, we began selling the EasyPoint® needle.  EasyPoint® needles made up 10.3% of revenues for the year ended December 31, 2018 and 7.2% of revenues in the first six months of 2019.  The EasyPoint® is a retractable needle that can be used with Luer lock syringes, Luer slip syringes, and prefilled syringes to give injections.  The EasyPoint® needle can also be used to aspirate fluids and collect blood.  Based on industry-wide trends, we anticipate that demand may increase for the EasyPoint® needle.

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

Product purchases from our Chinese manufacturers have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the first six months of 2019, our Chinese manufacturers produced approximately 80.5% of our products.  In the event that we become unable to purchase products from our Chinese manufacturers, we would need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

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

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Dollar amounts have been rounded for ease of reading.  All period references are to the periods ended June 30, 2019 or 2018.

Comparison of Three Months Ended June 30, 2019 and June 30, 2018

Domestic sales accounted for 83.2% and 84.6% of the revenues, excluding product licensing fees, for the three months ended June 30, 2019 and 2018, respectively.  Domestic revenues increased 24.2% principally due to the increase in units sold.  Domestic unit sales increased 30.1%.  Domestic unit sales were 78.7% of total unit sales for the three months ended June 30, 2019.  International revenue and unit sales increased 36.9% and 35.8%, respectively, due to increased demand.  Our international orders may be subject to significant fluctuation over time and there is limited predictability with respect to the timing of international orders.  Overall unit sales increased 31.3%.

The Cost of manufactured product increased by 21.4% principally due to higher volume sales.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 36.4% due to increased gross sales and product licensing fees.  The Company recognized $163 thousand in product licensing fees in the second quarter of 2019.  Such licensing fees are subject to a 50% royalty to Mr. Shaw under the terms of his Technology License Agreement.

Gross profit increased 41.7% primarily due to higher net revenues.

Operating expenses decreased 13.4%.  The decrease was due to cost cutting measures implemented in the fourth quarter of 2018.  The cost cutting measures included a decrease in payroll costs initiated in November of 2018, as well as a reduction in legal expenses.

Our operating income was $329 thousand compared to an operating loss for the same period last year of $939 thousand due primarily to higher net revenues and lower operating expenses.

Interest and other income increased $75 thousand for the quarter ended June 30, 2019 compared to the same period last year due to the recognition of unrealized gains on investments and accrued interest on deposits.

Our effective tax rate on the net income (loss) before income taxes was 0.9% for the three months ended June 30, 2019 and 0.0% for the three months ended June 30, 2018.

Comparison of Six Months Ended June 30, 2019 and June 30, 2018

Domestic sales accounted for 80.5% and 85.3% of the revenues, excluding product licensing fees, for the six months ended June 30, 2019 and 2018, respectively.  Domestic revenues increased 8.3% principally due to an increase in units sold.  Domestic unit sales increased 15.7%.  Domestic unit sales were 74.6% of total unit sales for the six months ended June 30, 2019.  International revenue and unit sales increased 51.2% and 40.6%, respectively, due to increased demand.  Our international orders may be subject to significant fluctuation over time and there is limited predictability with respect to the timing of international orders.  Overall unit sales increased 21.2%.

The Cost of manufactured product increased by 18.0% principally due to an increase in units sold.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 21.4% due to increased gross sales and product licensing fees.  The Company recognized $163 thousand in product licensing fees in the first six months of 2019.  Such licensing fees are subject to a 50% royalty to Mr. Shaw under the terms of his Technology License Agreement.

Gross profit increased 10.0% primarily due to higher net revenues.

Operating expenses decreased 12.5%.  The decrease was due to cost cutting measures implemented in the fourth quarter of 2018.  The cost cutting measures included a decrease in payroll costs initiated in November of 2018, as well as a reduction in legal expenses.

Our operating income was $154 thousand compared to an operating loss for the same period last year of $1.1 million due primarily to higher net revenues and lower operating expenses.

Interest and other income for the first six months of 2019 increased $139 thousand over the first six months of 2018.  This is a result of the increase in the unrealized value of investments and accrued interest on deposits.

Our effective tax rate on the net income (loss) before income taxes was 1.31% for the six months ended June 30, 2019 and 0.0% for the six months ended June 30, 2018.

Discussion of Balance Sheet and Statement of Cash Flow Items

Cash comprises 10.4% of total assets.  Working capital was $17.4 million at June 30, 2019, an increase of $152 thousand from December 31, 2018.

Cash flow used by operations was $820 thousand for the six months ended June 30, 2019 due primarily to the increase in accounts receivable and reduction of accounts payable, offset by an increase in net unrealized gains on investments and a reduction in inventory.

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

In the first quarter of 2019, we invested approximately $4.5 million in exchange-traded and closed-end funds (ETFs) and mutual funds.  These investments significantly decreased our cash accounts since December 31, 2018.  However, we believe that these investments, along with our investment of approximately $3.0 million in the fourth quarter of 2018, may increase our investment income in the future.  During the second quarter of 2019, we sold approximately $1.4 million in debt securities and reinvested in mutual funds.  We believe that the alteration of our portfolio of invested funds may provide greater returns on investment.  We continue to assess the performance of our investments and will monitor opportunities to utilize invested funds as a means of providing income and adding overall value.

Our investments are classified as available for sale, and can be readily sold if cash is needed.  The timing of any sale, depending on the prevailing market value of the investments at the time, could result in loss of the principal invested.

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

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable manufacturing arrangements and relationships could result in the need to manufacture all (as opposed to 19.5%) of our products in the U.S. or find other manufacturers.  This could temporarily increase unit costs as we ramp up domestic production.

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

CAPITAL RESOURCES

There were no material commitments for capital expenditures in the second quarter of 2019.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.                     Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the second quarter of 2019 or subsequent to June 30, 2019 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                     Defaults Upon Senior Securities.

Working Capital Restrictions and Limitations on the Payment of Dividends

The Company declared a dividend to the Series I Class B and Series II Class B Convertible Preferred Shareholders in the aggregate amount of $54,800.  This dividend was paid on July 19, 2019.

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

For the six months ended June 30, 2019, no dividends were in arrears.

Series II Class B Convertible Preferred Stock

For the six months ended June 30, 2019, no dividends were in arrears.

Series III Class B Convertible Preferred Stock

For the six months ended June 30, 2019, the amount of dividends in arrears was $64,622 and the total arrearage was approximately $4,339,000 as of June 30, 2019.

Series IV Class B Convertible Preferred Stock

For the six months ended June 30, 2019, the amount of dividends in arrears was $171,250 and the total arrearage was approximately $6,655,000 as of June 30, 2019.

Series V Class B Convertible Preferred Stock

For the six months ended June 30, 2019, the amount of dividends in arrears was $5,920 and the total arrearage was approximately $1,015,000 as of June 30, 2019.

Item 6.         Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2019 and 2018, (iv) Condensed Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018; and (v) Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2019	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ John W. Fort III
JOHN W. FORT III VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER