Form 10-Q
period 2019-09-30
RETRACTABLE TECHNOLOGIES INC
filed 2019-11-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,674,954 shares of Common Stock, no par value, outstanding on November 1, 2019.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2019

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$5,554,859	$9,647,292
Accounts receivable, net	6,296,739	4,912,356
Investments in debt and equity securities, at fair value	7,731,228	2,986,156
Inventories, net	6,746,114	7,545,094
Income taxes receivable	100,887	100,887
Other current assets	695,480	644,803
Total current assets	27,125,307	25,836,588

Property, plant, and equipment, net	10,697,780	10,851,747
Income taxes receivable	100,835	100,835
Other assets	109,195	165,856
Total assets	$38,033,117	$36,955,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,686,761	$5,369,677
Current portion of long-term debt	285,715	406,361
Accrued compensation	627,408	540,852
Dividends payable	54,800	55,113
Accrued royalties to shareholder	936,458	769,324
Other accrued liabilities	1,220,801	1,467,935
Income taxes payable	17,944	10,025
Total current liabilities	8,829,887	8,619,287

Other long-term liabilities	20,899	82,359
Long-term debt, net of current maturities	2,446,345	2,639,647
Total liabilities	11,297,131	11,341,293

Stockholders’ equity:
Preferred stock, $1 par value:
Series I, Class B	96,000	98,500
Series II, Class B	171,200	171,200
Series III, Class B	129,245	129,245
Series IV, Class B	342,500	342,500
Series V, Class B	34,000	40,000
Common stock, no par value	—	—
Additional paid-in capital	61,715,544	61,871,756
Accumulated deficit	(35,752,503)	(37,039,468)
Total stockholders’ equity	26,735,986	25,613,733
Total liabilities and stockholders’ equity	$38,033,117	$36,955,026

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Sales, net	$11,639,586	$9,863,272	$29,167,950	$25,011,066
Cost of sales
Cost of manufactured product	6,935,269	6,203,842	17,450,038	15,112,538
Royalty expense to shareholder	936,458	863,295	2,528,377	2,174,778
Total cost of sales	7,871,727	7,067,137	19,978,415	17,287,316
Gross profit	3,767,859	2,796,135	9,189,535	7,723,750

Operating expenses:
Sales and marketing	1,007,831	1,033,295	2,862,991	3,251,231
Research and development	134,919	146,487	377,881	432,179
General and administrative	1,646,685	1,676,579	4,816,214	5,196,224
Total operating expenses	2,789,435	2,856,361	8,057,086	8,879,634
Income (loss) from operations	978,424	(60,226)	1,132,449	(1,155,884)

Interest and other income	91,105	39,290	292,476	102,133
Interest expense	(40,701)	(42,481)	(130,085)	(136,446)
Income (loss) before income taxes	1,028,828	(63,417)	1,294,840	(1,190,197)
Provision for income taxes	4,394	—	7,875	210
Net income (loss)	1,024,434	(63,417)	1,286,965	(1,190,407)
Preferred stock dividend requirements	(175,456)	(176,249)	(527,162)	(528,747)
Income (loss) applicable to common shareholders	$848,978	$(239,666)	$759,803	$(1,719,154)

Basic income (loss) per share	$0.03	$(0.01)	$0.02	$(0.05)

Diluted income (loss) per share	$0.03	$(0.01)	$0.02	$(0.05)

Weighted average common shares outstanding:
Basic	32,674,954	32,666,454	32,671,648	32,666,454
Diluted	32,674,954	32,666,454	32,671,648	32,666,454

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Cash flows from operating activities
Net income (loss)	$1,286,965	$(1,190,407)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	641,224	669,584
Realized gains on investments	(7,925)	—
Net unrealized gains on investments	(129,728)	—
(Increase) decrease in operating assets:
Accounts receivable	(1,384,383)	629,861
Inventories	798,980	(1,179,252)
Other current assets	(50,677)	13,624
Other assets	56,661	—
Increase (decrease) in operating liabilities:
Accounts payable	317,084	(49,414)
Other accrued liabilities	(54,904)	821,128
Insurance proceeds	—	(153,869)
Income taxes payable	7,919	(1,173)
Net cash provided (used) by operating activities	1,481,216	(439,918)

Cash flows from investing activities
Purchase of property, plant, and equipment	(487,256)	(290,153)
Purchase of debt and equity securities	(6,969,552)	—
Proceeds from the sales of debt and equity securities	2,362,134	—
Net cash used by investing activities	(5,094,674)	(290,153)

Cash flows from financing activities
Repayments of long-term debt	(313,949)	(341,795)
Payment of preferred stock dividends	(165,026)	(165,337)
Net cash used by financing activities	(478,975)	(507,132)

Net decrease in cash and cash equivalents	(4,092,433)	(1,237,203)

Cash and cash equivalents at:
Beginning of period	9,647,292	14,877,899
End of period	$5,554,859	$13,640,696

Supplemental schedule of cash flow information:
Interest paid	$130,085	$136,446
Income taxes paid	$—	$1,050

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$54,800	$55,112
Conversion of preferred stock to common stock	$8,500	$—

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

The following shows the changes in stockholders’ equity for the three month period ended September 30, 2019:

	Common Stock	Series I Class B Preferred Stock	Series II Class B Preferred Stock	Series III Class B Preferred Stock	Series IV Class B Preferred Stock	Series V Class B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 2019	$—	$96,000	$171,200	$129,245	$342,500	$34,000	$61,770,344	$(36,776,937)	$25,766,352
Dividends	—	—	—	—	—	—	(54,800)	—	(54,800)
Net Income	—	—	—	—	—	—	—	1,024,434	1,024,434
Balance at September 30, 2019	$—	$96,000	$171,200	$129,245	$342,500	$34,000	$61,715,544	$(35,752,503)	$26,735,986

The following shows the changes in stockholders’ equity for the three month period ended September 30, 2018:

	Common Stock	Series I Class B Preferred Stock	Series II Class B Preferred Stock	Series III Class B Preferred Stock	Series IV Class B Preferred Stock	Series V Class B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 2018	$—	$98,500	$171,200	$129,245	$342,500	$40,000	$61,981,981	$(36,826,515)	$25,936,911
Dividends	—	—	—	—	—	—	(55,112)	—	(55,112)
Net Loss	—	—	—	—	—	—	—	(63,417)	(63,417)
Balance at September 30, 2018	$—	$98,500	$171,200	$129,245	$342,500	$40,000	$61,926,869	$(36,889,932)	$25,818,382

The following shows the changes in stockholders’ equity for the nine month period ended September 30, 2019:

	Common Stock	Series I Class B Preferred Stock	Series II Class B Preferred Stock	Series III Class B Preferred Stock	Series IV Class B Preferred Stock	Series V Class B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2018	$—	$98,500	$171,200	$129,245	$342,500	$40,000	$61,871,756	$(37,039,468)	$25,613,733
Dividends	—	—	—	—	—	—	(164,712)	—	(164,712)
Conversion	—	(2,500)	—	—	—	(6,000)	8,500	—	—
Net Income	—	—	—	—	—	—	—	1,286,965	1,286,965
Balance at September 30, 2019	$—	$96,000	$171,200	$129,245	$342,500	$34,000	$61,715,544	$(35,752,503)	$26,735,986

The following shows the changes in stockholders’ equity for the nine month period ended September 30, 2018:

	Common Stock	Series I Class B Preferred Stock	Series II Class B Preferred Stock	Series III Class B Preferred Stock	Series IV Class B Preferred Stock	Series V Class B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2017	$—	$98,500	$171,200	$129,245	$342,500	$40,000	$62,092,206	$(35,699,525)	$27,174,126
Dividends	—	—	—	—	—	—	(165,337)	—	(165,337)
Net Loss	—	—	—	—	—	—	—	(1,190,407)	(1,190,407)
Balance at September 30, 2018	$—	$98,500	$171,200	$129,245	$342,500	$40,000	$61,926,869	$(36,889,932)	$25,818,382

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

Accounts receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  The Company’s allowance for doubtful accounts is primarily determined by review of specific trade receivables.  Those accounts that are doubtful of collection are included in the allowance.  This provision is reviewed to determine the adequacy of the allowance for doubtful accounts.  Trade receivables are charged off when there is certainty as to their being uncollectible.  Trade receivables are considered delinquent when payment has not been made within contract terms.  The Allowance for bad debt was $146 thousand and $150 thousand as of September 30, 2019 and December 31, 2018, respectively.

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

Investments in Debt and Equity Securities

The Company holds high-grade exchange-traded and closed-end funds (ETFs), mutual funds, and debt securities as investments.  These assets are readily marketable and are carried at fair value as of the date of the Balance Sheets.  Net unrealized and realized gains or losses on investments in debt and equity securities are reflected as a component of interest and other income.  Realized gains or losses on investments in debt and equity securities are recognized using the specific identification method.

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

The following table reflects our significant customers for the three and nine months ended September 30, 2019 and 2018:

	Three Months ended September 30, 2019	Three Months ended September 30, 2018	Nine Months ended September 30, 2019	Nine Months ended September 30, 2018
Number of significant customers	3	3	3	2
Aggregate dollar amount of net sales to significant customers	$5.0 million	$5.4 million	$12.6 million	$10.0 million
Percentage of net sales to significant customers	43.2%	55.2%	43.3%	39.9%

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China.  The Company obtained roughly 82.1% and 85.1% of its products in the first nine months of 2019 and 2018, respectively, from its Chinese manufacturers.  Purchases from Chinese manufacturers aggregated 84.2% and 79.9% of products in the three month periods ended September 30, 2019 and 2018, respectively.  In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company would need to find an alternate manufacturer for its blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

Revenue recognition

The Company recognizes revenue when it has satisfied all performance obligations to the customer, generally when title and risk of loss pass to the customer.  Payments from customers with approved credit terms are typically due 30 days from the invoice date.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  Rebates are recorded when issued and are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Condensed Balance Sheets and deducted from Revenues in the Condensed Statements of Operations.  Accounts payable included estimated contractual allowances for $4,916,590 and $3,896,341 as of September 30, 2019 and December 31, 2018, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  End-users do not receive any contractual allowances on their purchases.  Any product shipped or distributed for evaluation purposes is expensed.

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

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the three months ended September 30, 2019:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$7,356,305	$462,096	$1,197,176	$23,631	$9,039,208
North and South America sales (excluding U.S.)	2,344,956	1,150	528	86,100	2,432,734
Other international sales	162,296	2,006	396	2,946	167,644
Total	$9,863,557	$465,252	$1,198,100	$112,677	$11,639,586

	For the three months ended September 30, 2018:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$6,454,432	$466,392	$1,803,904	$22,968	$8,747,696
North and South America sales (excluding U.S.)	803,414	240	—	—	803,654
Other international sales	290,760	12,490	—	8,672	311,922
Total	$7,548,606	$479,122	$1,803,904	$31,640	$9,863,272

	For the nine months ended September 30, 2019:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$19,150,535	$1,389,943	$2,439,139	$51,605	$23,031,222
North and South America sales (excluding U.S.)	4,867,104	5,313	1,044	87,025	4,960,486
Other international sales	622,945	374,498	543	178,256	1,176,242
Total	$24,640,584	$1,769,754	$2,440,726	$316,886	$29,167,950

	For the nine months ended September 30, 2018:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$18,097,760	$991,318	$2,519,973	$55,988	$21,665,039
North and South America sales (excluding U.S.)	2,595,634	8,805	252	900	2,605,591
Other international sales	682,134	36,024	456	21,825	740,436
Total	$21,375,528	$1,036,147	$2,520,681	$78,713	$25,011,066

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

The Company provides for deferred income taxes through utilizing an asset and liability approach for financial accounting and reporting based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such differences reverse in future periods.  Deferred tax assets are periodically reviewed for realizability.  The Company has established a valuation allowance for its net deferred tax asset as future taxable income cannot be reasonably assured.  Penalties and interest related to income taxes are classified as General and administrative expense and Interest expense, respectively, in the Condensed Statements of Operations.

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock.  The calculation of diluted EPS excluded shares of Common Stock underlying issued and outstanding stock options for the three and nine months ended September 30, 2019, as the exercise prices of the stock options were below the average stock price for the periods.  The calculation of diluted EPS excluded shares of Common Stock underlying issued and outstanding stock options for the three and nine months ended September 30, 2018, as their effect was antidilutive.  The calculation of diluted EPS also excludes the impact of the conversion of convertible preferred stock as the impact was antidilutive for all periods presented.  The potential dilution, if any, is shown on the following schedule:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net income (loss)	$1,024,434	$(63,417)	$1,286,965	$(1,190,407)
Preferred stock dividend requirements	(175,456)	(176,249)	(527,162)	(528,747)
Income (loss) applicable to common shareholders	$848,978	$(239,666)	$759,803	$(1,719,154)
Average common shares outstanding	32,674,954	32,666,454	32,671,648	32,666,454
Average common and common equivalent shares outstanding – assuming dilution	32,674,954	32,666,454	32,671,648	32,666,454
Basic income (loss) per share	$0.03	$(0.01)	$0.02	$(0.05)
Diluted income (loss) per share	$0.03	$(0.01)	$0.02	$(0.05)

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

The Company determines if an arrangement is a lease at inception.  Operating and finance leases are included in Other assets, Other accrued liabilities, and Other long-term liabilities on the Condensed Balance Sheets. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease.  Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  As the Company’s leases do not provide an implicit rate, the incremental borrowing rate based on information available at the commencement date was used in determining the present value of lease payments.

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

Recently Issued Pronouncements

In June 2016, the FASB issued Accounting Standards Update 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as well as subsequent clarifying amendments.  Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  This ASU is effective for the Company’s quarter ending March 31, 2020 with early application permitted.  The Company has considered the potential impact from adoption of ASU 2016-13, as well as the Targeted Transition Relief as provided by ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326) – Targeted Transition Relief.”  The Company expects that the adoption of ASU 2016-13, along with the provisions of ASU 2019-05, will not have a material impact on the Company’s financial statements, but may require expanded disclosure.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40):  Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (a Consensus of the FASB Emerging Issues Task Force)”.  This amendment requires that implemented costs incurred in a hosting arrangement that is a service contract should be accounted for in accordance with ASC 350-40.  Accordingly, costs incurred during the preliminary project and post-implementation stages are expensed and costs associated with the application development phase are capitalized.  The amendment also requires that capitalized costs be amortized over the term of the hosting arrangement and that capitalized costs should be evaluated for impairment.  The amendment is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods.  The Company has completed its assessment of the standard and does not anticipate a material impact on its financial statements or disclosures.

3.                    INVENTORIES

Inventories consist of the following:

	September 30, 2019	December 31, 2018
Raw materials	$1,356,287	$1,399,543
Finished goods	5,687,035	6,442,759
	7,043,322	7,842,302
Inventory reserve	(297,208)	(297,208)
	$6,746,114	$7,545,094

4.                    FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements.  ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

•                  Level 1 – quoted market prices in active markets for identical assets and liabilities

•                  Level 2 – inputs other than quoted prices that are directly or indirectly observable

•                  Level 3 - unobservable inputs where there is little or no market activity

The following tables summarize the values of assets designated as Investments in debt and equity securities:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Mutual funds and exchange traded funds	$6,315,788	$—	$—	$6,315,788
Certificates of deposit	—	1,415,440	—	1,415,440
	$6,315,788	$1,415,440	$—	$7,731,228

	December 31, 2018
	Level 1	Level 2	Level 3	Total
US Treasury Notes	$—	$1,411,156	$—	$1,411,156
Certificates of deposit	—	1,575,000	—	1,575,000
	$—	$2,986,156	$—	$2,986,156

The Company holds high-grade exchange-traded and closed-end funds (ETFs), mutual funds, and debt securities as investments.  These assets are readily marketable and are carried at fair value as of the date of the Condensed Balance Sheets. The Company intends to hold these assets for possible future operating requirements.

The following table summarizes gross unrealized gains and losses from investments in debt and equity securities:

	September 30, 2019
		Gross Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Mutual funds and exchange traded funds	$6,201,500	$114,288	$—	$6,315,788
Certificates of deposit	1,400,000	15,440	—	1,415,440
	$7,601,500	$129,728	—	$7,731,228

	December 31, 2018
		Gross Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
US Treasury Notes	$1,411,156	$—	$—	$1,411,156
Certificates of deposit	1,575,000	—	—	1,575,000
	$2,986,156	$—	—	$2,986,156

5.                    INCOME TAXES

The Company’s effective tax rate on the net income (loss) before income taxes was 0.6% and 0.0% for the nine months ended September 30, 2019 and September 30, 2018, respectively.  For the three months ended September 30, 2019 and September 30, 2018, the Company’s effective tax rate on the net income (loss) before income taxes was 0.4% and 0.0%, respectively.

6.                    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2019	December 31, 2018
Prepayments from customers	$530,997	$860,926
Accrued property taxes	351,100	170,568
Accrued professional fees	188,257	294,903
Other accrued expenses	150,447	141,538
Total	$1,220,801	$1,467,935

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

Revenues by geography are as follows:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
U.S. sales	$9,039,208	$8,747,696	$23,031,222	$21,665,039
North and South America sales (excluding U.S.)	2,432,734	803,654	4,960,486	2,605,591
Other international sales	167,644	311,922	1,176,242	740,436
Total sales	$11,639,586	$9,863,272	$29,167,950	$25,011,066

Long-lived assets by geography are as follows:

	September 30, 2019	December 31, 2018
Long-lived assets
U.S.	$10,602,380	$10,738,253
International	95,400	113,494
Total	$10,697,780	$10,851,747

8.                    DIVIDENDS

The Board declared and the Company paid dividends in 2018 in the amounts of $12,313 and $42,800 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on January 19, 2018, April 24, 2018, July 20, 2018, and October 23, 2018.  The Board declared and the Company paid dividends in 2019 in the amounts of $12,313 and $42,800 paid to Series I Class B and Series II Class B Preferred Stockholders, respectively, on January 18, 2019 and April 22, 2019.  Additionally, the Board declared and the Company paid dividends of $12,000 and $42,800 to Series I Class B and Series II Class B Preferred Stockholders, respectively, on July 19, 2019 and October 21, 2019.

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

The operating lease cost component of the lease expense was $20,264 and $60,175 for the three and nine months ended September 30, 2019.  The cash paid for amounts included in the measurement of lease liabilities as a component of cash flows related to leases was $20,264 and $60,175 for the three and nine months ended September 30, 2019.

Assets and liabilities associated with these leases included in the Balance Sheets are as follows:

	September 30, 2019	December 31, 2018
OPERATING LEASES
Other assets	$102,832	$163,007
Other accrued liabilities	$81,933	$80,648
Other long-term liabilities	20,899	82,359
Total operating lease liabilities	$102,832	$163,007

The weighted average remaining lease term is 1.24 years and the weighted average discount rate is 4.02%.

Future minimum payments under non-cancelable operating leases and financing leases consist of the following at September 30, 2019:

Year ending December 31,
Remainder of 2019	$21,436
2020	84,155
Total	105,591

Less imputed interest	(2,759)
Total	$102,832

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

11.             SUBSEQUENT EVENTS

On November 7, 2019, the Company filed a lawsuit in the 44th District Court of Dallas County, Texas (No. DC-19-17946) against Locke Lord, LLP and Roy Hardin in connection with their legal representation of the Company in its previous litigation against Becton, Dickinson and Company (“BD”).  The Company alleges that the defendants breached their fiduciary duties, committed malpractice, and were negligent in their representation of the Company.  The Company seeks actual and exemplary damages, disgorgement, costs, and interest.

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997.  VanishPoint® syringes comprised 85.0% of our sales in the first nine months of 2019.  We also manufacture and market the EasyPoint® needle, blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.  We currently provide other safety medical products in addition to safety products utilizing retractable technology.  One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections associated with catheter hub contamination.

In the second quarter of 2016, we began selling the EasyPoint® needle.  EasyPoint® needles made up 10.3% of revenues for the year ended December 31, 2018 and 8.4% of revenues in the first nine months of 2019.  The EasyPoint® is a retractable needle that can be used with Luer lock syringes, Luer slip syringes, and prefilled syringes to give injections.  The EasyPoint® needle can also be used to aspirate fluids and collect blood.

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

Product purchases from our Chinese manufacturers have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost.  In the first nine months of 2019, our Chinese manufacturers produced approximately 82.1% of our products.  In the event that we become unable to purchase products from our Chinese manufacturers, we would need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

In 1995, we entered into a license agreement with Thomas J. Shaw for the exclusive right to manufacture, market, and distribute products utilizing his patented automated retraction technology and other patented technology.  This technology is the subject of various patents and patent applications owned by Mr. Shaw.  The license agreement generally provides for quarterly payments of a 5% royalty fee on gross sales.  The license agreement also provides for royalties to Mr. Shaw in the event the Company receives licensing fees, as described herein.

With increased volumes, our manufacturing unit costs have generally tended to decline.  Factors that could affect our unit costs include possible tariffs, increases in costs by third party manufacturers, changing production volumes, costs of petroleum products, and transportation costs.  Increases in such costs may not be recoverable through price increases of our products.

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties.  Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements.  Dollar amounts have been rounded for ease of reading.  All period references are to the periods ended September 30, 2019 or 2018.

Comparison of Three Months Ended September 30, 2019 and September 30, 2018

Domestic sales accounted for 77.7% and 88.7% of revenues for the three months ended September 30, 2019 and 2018, respectively.  Domestic revenues increased 3.3%. The domestic product mix may be more heavily weighted to syringes.  Domestic unit sales decreased 6.7% principally because the flu season shifted to later in the year.  Domestic unit sales were 69.2% of total unit sales for the three months ended September 30, 2019.  International revenue and unit sales increased 133.1% and 152.3%, respectively, due to increased unit sales.  Our international orders may be subject to significant fluctuation over time and there is limited predictability with respect to the timing of international orders.  Overall unit sales increased 15.8%.

The Cost of manufactured product increased by 11.8% principally due to an increase in the units sold.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 8.5% due to increased gross sales.

Gross profit increased 34.8% primarily due to an increase in international sales.

Operating expenses were almost flat, with a 2.3% decrease.

Our operating income was $978 thousand compared to an operating loss for the same period last year of $60 thousand due primarily to an increase in international sales.

Interest and other income increased $52 thousand for the quarter ended September 30, 2019 compared to the same period last year due to recognition of unrealized gains on investments and accrued interest on deposits.

Our effective tax rate on the net income (loss) before income taxes was 0.4% for the three months ended September 30, 2019 and 0.0% for the three months ended September 30, 2018.

Comparison of Nine Months Ended September 30, 2019 and September 30, 2018

Domestic sales accounted for 79.4% and 86.6% of revenues, excluding product licensing fees, for the nine months ended September 30, 2019 and 2018, respectively.  Domestic revenues increased 6.3%. The domestic product mix may be more heavily weighted to syringes.  Domestic unit sales increased 5.8%.  Domestic unit sales were 72.3% of total unit sales for the nine months ended September 30, 2019.  International revenue, excluding product licensing fees, and unit sales increased 78.5% and 76.3%, respectively, due to increased unit sales.  Our international orders may be subject to significant fluctuation over time and there is limited predictability with respect to the timing of international orders.  Overall unit sales increased 18.9%.

The Cost of manufactured product increased by 15.5% principally due to an increase in the units sold.  Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix.  Royalty expense increased 16.3% due to increased gross sales and product licensing fees.  The Company recognized $163 thousand in product licensing fees in the first nine months of 2019.  Such licensing fees are subject to a 50% royalty to Mr. Shaw under the terms of his Technology License Agreement.

Gross profit increased 19.0% primarily due to an overall increase in sales.

Operating expenses decreased 9.3%.  The decrease was due to cost cutting measures implemented in the fourth quarter of 2018.  The cost cutting measures included a decrease in payroll costs initiated in November of 2018, as well as a reduction in legal expenses.

Our operating income was $1.1 million compared to an operating loss for the same period last year of $1.2 million due primarily to a combination of an increase in sales and a reduction of expenses.

Interest and other income increased $190 thousand for the nine months ended September 30, 2019.  This is a result of the increase in the unrealized value of investments and accrued interest on deposits.

Our effective tax rate on the net income (loss) before income taxes was 0.6% for the nine months ended September 30, 2019 and 0.0% for the nine months ended September 30, 2018.

Discussion of Balance Sheet and Statement of Cash Flow Items

Cash comprises 14.6% of total assets.  Working capital was $18.3 million at September 30, 2019, an increase of $1.1 million from December 31, 2018.

Cash flow provided by operations was $1.5 million for the nine months ended September 30, 2019 due primarily to net income for the period.

Investments in debt and equity securities accounts for $7.7 million, or 28.5% of current assets at September 30, 2019, an increase of $4.7 million from December 31, 2018. The balance of $7.7 million includes a $129 thousand net unrealized gain for the nine months ended September 30, 2019.

LIQUIDITY

At the present time, Management does not intend to publicly raise equity capital.  We have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing, when available, as the primary ongoing sources of cash. Our ability to obtain additional funds through loans is uncertain.

In the first quarter of 2019, we invested approximately $4.5 million in exchange-traded and closed-end funds (ETFs) and mutual funds.  These investments significantly decreased our cash accounts since December 31, 2018.  However, we believe that these investments, along with our investment of approximately $3.0 million in the fourth quarter of 2018, may increase our investment income in the future.  During the second quarter of 2019, we sold approximately $1.4 million in debt securities and reinvested in mutual funds.  We believe that the alteration of our portfolio of invested funds may provide greater returns on investment.  We continue to assess the performance of our investments and will monitor opportunities to utilize invested funds as a means of providing income and adding overall value.  Our investments are classified as available for sale and can be readily sold if cash is needed.  The timing of any sale, depending on the prevailing market value of the investments at the time, could result in loss of the principal invested.

Historical Sources of Liquidity

We have historically funded operations primarily from the proceeds from revenues, private placements, litigation settlements, and loans.

Internal Sources of Liquidity

Margins and Market Access

To routinely achieve routinely positive or break even quarters, we need increased access to hospital markets which has been difficult to obtain.  We will continue to attempt to gain access to the market through our sales efforts, innovative technology, the introduction of new products, and, when necessary, litigation.

We continue to focus on methods of upgrading our manufacturing capability and efficiency in order to reduce costs.

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable manufacturing arrangements and relationships could result in the need to manufacture all (as opposed to 17.9%) of our products in the U.S. or find other manufacturers.  This could temporarily increase unit costs as we ramp up domestic production.

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

Cash Requirements

We have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing, when available, as the primary ongoing sources of cash.  We have taken steps to decrease our legal and other costs and we continue to evaluate these costs.  In the future, if such cost cutting measures prove insufficient, we may reduce the number of units being produced, further reduce the workforce, reduce the salaries of officers and other employees, and/or defer royalty payments.

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

CAPITAL RESOURCES

There were no material commitments for capital expenditures in the third quarter of 2019.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.                     Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the third quarter of 2019 or subsequent to September 30, 2019 in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                     Legal Proceedings.

On November 7, 2019, we filed a lawsuit in the 44th District Court of Dallas County, Texas (No. DC-19-17946) against Locke Lord, LLP and Roy Hardin in connection with their legal representation in the litigation against BD.  We allege that the defendants breached their fiduciary duties, committed malpractice, and were negligent in their representation.  We are seeking actual and exemplary damages, disgorgement, costs, and interest.

Item 1A.            Risk Factors.

There were no material changes in our Risk Factors as set forth in our most recent annual report which is available on EDGAR.

Item 3.                     Defaults Upon Senior Securities.

Working Capital Restrictions and Limitations on the Payment of Dividends

The Company declared a dividend to the Series I Class B and Series II Class B Convertible Preferred Shareholders in the aggregate amount of $54,800.  This dividend was paid on October 21, 2019.

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

For the nine months ended September 30, 2019, no dividends were in arrears.

Series II Class B Convertible Preferred Stock

For the nine months ended September 30, 2019, no dividends were in arrears.

Series III Class B Convertible Preferred Stock

For the nine months ended September 30, 2019, the amount of dividends in arrears was $96,934 and the total arrearage was $4,372,000 as of September 30, 2019.

Series IV Class B Convertible Preferred Stock

For the nine months ended September 30, 2019, the amount of dividends in arrears was $256,875 and the total arrearage was $6,740,000 as of September 30, 2019.

Series V Class B Convertible Preferred Stock

For the nine months ended September 30, 2019, the amount of dividends in arrears was $8,640 and the total arrearage was $1,017,000 as of September 30, 2019.

Item 6.                     Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, (iv) Condensed Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018; and (v) Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2019	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	BY:	/s/ JOHN W. FORT III
JOHN W. FORT III VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER