Form 10-K
period 2019-12-31
RETRACTABLE TECHNOLOGIES INC
filed 2020-03-30
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-16465

Retractable Technologies, Inc.

(Exact name of registrant as specified in its charter)

Texas	75-2599762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

511 Lobo Lane
Little Elm, Texas	75068-5295
(Address of principal executive offices)	(Zip Code)

972-294-1010

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common	RVP	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act:

Preferred Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ¨

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates as of June 28, 2019, was $9,772,415, assuming a closing price of $0.7245 and outstanding shares held by non-affiliates of 13,488,496.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 13, 2020, there were 32,682,454 shares of our Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement filed on an even date herewith for the Annual Meeting of Shareholders to be held May 12, 2020 are incorporated by reference into Part III hereof.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2019

i

PART I

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, global pandemics, potential tariffs, our ability to maintain liquidity, our maintenance of patent protection, litigation, our ability to maintain favorable third party manufacturing and supplier arrangements and relationships, foreign trade risk, our ability to quickly increase capacity in response to an increase in demand, our ability to access the market, our ability to maintain or decrease production costs, our ability to continue to finance research and development as well as operations and expansion of production, the impact of larger market players, specifically Becton, Dickinson and Company ("BD"), in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

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

VanishPoint® syringe sales have historically comprised most of our sales. VanishPoint® syringe sales were 89.9%, 84.9%, and 85.6% of our revenues in 2017, 2018, and 2019.

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

In the second quarter of 2016, we began selling the EasyPoint® needle. EasyPoint® needles made up 7.2% of revenues in 2019. The EasyPoint® is a retractable needle that can be used with Luer lock syringes, Luer slip syringes, and prefilled syringes to give injections. The EasyPoint® needle can also be used to aspirate fluids and collect blood.

We currently have under development additional safety products that add to or build upon our current product line offering. These products include retractable needles and syringes, glass syringes, dental syringes, IV catheter introducers, and blood collection sets.

Our products are sold to and used by healthcare providers primarily in the U.S. (with 23.4% of revenues in 2019 generated from sales outside the U.S.) which include, but are not limited to, acute care hospitals, alternate care facilities, doctors’ offices, clinics, emergency centers, surgical centers, long-term care facilities, Veterans Administration facilities, military organizations, public health facilities, and prisons.

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

Sources and Availability of Raw Materials

Our product components, including needle adhesives and packaging materials, are purchased from various suppliers. There is no current scarcity of such materials or such suppliers.

Intellectual Property

Intellectual property rights, particularly patent rights, are material to our business. The patent rights are jointly owned by the Company and Thomas J. Shaw, our founder and CEO, and have varying expiration dates. Under the terms of an exclusive license agreement that has been in effect since 1995, the Company is exclusively licensed to use the patent rights held by Mr. Shaw, and Mr. Shaw generally receives a five percent (5%) royalty on gross sales of products subject to the license and he receives fifty percent (50%) of the royalties paid to the Company by certain sublicensees of the technology subject to the license.

Recent and expected modifications to our VanishPoint® syringes will effectively cause the modified VanishPoint® syringes products to have extended patent expiration dates, notwithstanding the recent expiration of some patents underlying the old design. Following the expiration of patents related to the old design, competitors may attempt to copy aspects of such prior design, but not the current design. Patents related to recent modifications to the VanishPoint® syringes and core technology of the VanishPoint® syringes will expire during the years 2028 through 2032. Other patent applications covering inventions applicable to the VanishPoint® syringes are pending.

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

Working Capital Items

Our significant accounting policies are set forth in the notes to our financial statements in Item 8. Our inventory practices will vary in response to demand. Order backlog is not currently material to our business.

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

Employees

As of March 2, 2020, we had 140 employees. 135 of such employees were full time employees.

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

VanishPoint® syringes comprised 85.6% of sales in 2019. Recent and expected modifications to our VanishPoint® syringes will effectively cause the modified VanishPoint® syringes products to have extended patent expiration dates, notwithstanding the recent expiration of some patents underlying the old design. Following the expiration of patents related to the old design, competitors may attempt to copy aspects of such prior design, but not the current design.

When the patents for the former design of the VanishPoint® syringes and other products expire, we may experience a significant and rapid loss of sales, and our competitive position in the marketplace may weaken if other competitors use our technology. Such occurrences could have a material adverse effect on profitability.

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

Operations May Be Affected by Foreign Trade Policy

We are subject to risks associated with foreign trade policy. In 2019, we used Chinese manufacturers to produce 82.6% of our products. Trade protection measures, including tariffs, and/or changes to import or export requirements could materially adversely impact our operations. As of the date of this filing, syringes are not included among the Chinese products on which the U.S. has proposed tariffs. We cannot predict the impact of potential changes to U.S. foreign trade policy. Additionally, we derive 23.4% of our revenues from international sales. International sales, particularly in emerging market countries, are further subject to a variety of regulatory, economic, and political risks as well.

Our New Products May Not Replace Lost VanishPoint® Sales After 2020

Patents relating to the former design of the VanishPoint® syringes expired in 2020.  Following the patent expirations, we may experience declines in sales of VanishPoint® syringes due to third party use of aspects of our former design. Our future success depends on the sale of the modified VanishPoint® syringes and other new products. We have engaged in research and development for many years to develop other commercially successful products. Often, new products take a number of years to develop and sales of a new product may be disappointing.

Foreign Manufacturer May Increase Certain Risks

Most international sales, as well as a substantial portion of domestic sales, are filled by production from Chinese manufacturers. In the event that we become unable to purchase such product from our Chinese manufacturers, we would need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes. Even with increased domestic production, we may not be able to avoid a disruption in supply. In 2019, the 1mL and 3mL syringes made up 78.6% of our unit sales and

76.5% of our revenues. We have a strong relationship with our Chinese manufacturers and we communicate with them frequently.

Other risks of manufacturing outside the United States and foreign sales are also present, including risks associated with global economic, regulatory, or political changes, or health crises. As of March 23, 2020, we believe we have sufficient inventory to fulfill demand despite having experienced a temporary disruption in our supply of products from China due to the recent coronavirus (COVID-19) precautions in that country. Our suppliers in China have resumed production and shipments of products from China have been received.

Fluctuations in Supplies of Inventory Could Temporarily Increase Costs

Fluctuations in the cost and availability of raw materials and inventory and the ability to maintain favorable third-party manufacturing arrangements and relationships could result in the need to manufacture all of our products in the U.S. or find other manufacturers. This could temporarily increase unit costs as we ramp up domestic production.

We Are Controlled by One Shareholder

Thomas J. Shaw, our President and Chief Executive Officer, has investment or voting power over a total of 57.6% of the outstanding Common Stock as of March 13, 2020. Mr. Shaw therefore has the ability to direct our operations and financial affairs and to elect members of our Board of Directors. His interests may not always coincide with the Company’s interests or the interests of other stockholders. This concentration of ownership, for example, may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially adversely affect the market price of our Common Stock. Mr. Shaw’s rights under the Technology License Agreement, as the owner of the technology we produce, present similar conflicts of interest.

We Face Inherent Product Liability Risks

As a manufacturer and provider of safety needle products, we face an inherent business risk of exposure to product liability claims. Additionally, our success depends on the quality, reliability, and safety of our products and defects in our products could damage our reputation. If a product liability claim is made and damages are in excess of our product liability coverage, our competitive position could be weakened by the amount of money we could be required to pay to compensate those injured by our products. In the event of a recall, we have recall insurance.

Our Business May Be Affected by Changes in the Health Care Regulatory Environment

In the U.S. and internationally, government authorities may enact changes in regulatory requirements, reform existing reimbursement programs, and/or make changes to patient access to health care, all of which could adversely affect the demand for our products and/or put downward pressure on our prices. Future healthcare rulemaking could affect our business. We cannot predict the timing or impact of any future rulemaking or changes in the law.

We May Experience Losses in Our Investment Account

Our investment portfolio is subject to market risk. As a result, the value and liquidity of our cash equivalents and marketable securities could fluctuate substantially. Likewise, our other income and expenses could vary materially depending on gains or losses realized on the sale or exchange of investments and other factors. Increased volatility in the financial markets and overall economic uncertainty could increase the risk that actual amounts realized on our investments may differ from the fair values currently assigned to them. Because 22% of our liquid assets are invested in the market, fluctuations in market values could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

Epidemic Diseases or The Perception of Their Effects Could Have an Adverse Effect on Our Business

Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent coronavirus (COVID-19) outbreak, could divert medical resources and priorities toward the treatment of such disease rather than medical conditions for which our products are typically utilized. An outbreak of contagious disease could also negatively affect hospital admission rates or disrupt our workforce. Pandemics could result in temporary closures of our facilities or the facilities of our suppliers and their suppliers. Any such disruption could impact our sales and operating results. Widespread health crises also negatively affect economies which could affect demand for our products. As of March 23, 2020, we believe we have sufficient inventory to fulfill demand despite having experienced a temporary disruption in our supply of products from China due to the recent coronavirus (COVID-19) precautions in that country. Our suppliers in China have resumed production and shipments of products from China have been received.

Disruption of Critical Information Systems or Material Breaches in The Security of Our Systems Could Harm Our Business, Customer Relations, And Financial Condition

Information technology helps us operate efficiently, interface with customers and suppliers, maintain financial accuracy and efficiency, and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach. If our data management systems do not effectively collect, store, process, and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, or human error, our ability to effectively plan, forecast, and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows, and the timeliness with which we report our internal and external operating results. Third parties may attempt to fraudulently induce employees or customers into sensitive information, which may in turn be used to access our information technology systems. In addition, unauthorized persons may attempt to hack into our systems to obtain our confidential or proprietary information or confidential information we hold on behalf of third parties. If the unauthorized persons successfully hack into or interfere with our system, we may experience a negative impact to our business and reputation. We have programs in place to detect, contain, and respond to data security incidents, and we make ongoing improvements to our systems in order to minimize vulnerabilities, in accordance with industry and regulatory standards. However, we may not be able to anticipate and prevent these intrusions or mitigate them when and if they occur. We also rely on external vendors to supply and/or support certain aspects of our information technology systems. The systems of these external vendors may contain defects in design or manufacture or other problems that could unexpectedly compromise information security of our own systems, and we are dependent on these third parties to deploy appropriate security programs to protect their systems. It is possible for such vulnerabilities to remain undetected for an extended period, including several years or longer. The costs to us to eliminate or alleviate network security problems, bugs, viruses, worms, ransomware and other malicious software programs, and security vulnerabilities could be significant. Our efforts to address these problems may not be successful and could result in unexpected interruptions, delays, cessation of service, and harm to our business operations. Depending on the type of breach, we could also be exposed to a risk of loss or litigation and potential liability, which could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

Illegal Distribution and Sale by Third Parties of Counterfeit Versions of Our Products Could Have A Negative Impact

Third parties may illegally distribute and sell counterfeit versions of our products which do not meet our rigorous manufacturing and testing standards. Our reputation and business could suffer harm as a result. In addition, diversion of products into other channels may result in reduced revenues.

Item 1B. Unresolved Staff Comments.

Not applicable and none.

Item 2. Properties.

Our headquarters are located at 511 Lobo Lane, on 35 acres, which we own, overlooking Lake Lewisville in Little Elm, Texas. The headquarters are in good condition and houses our administrative offices and manufacturing facility. The manufacturing facility produced approximately 17.4% of the units that were manufactured in 2019. In the event that we become unable to purchase product from our Chinese manufacturers, we would need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes. The 5mL and 10mL syringes are sold principally in the international market. In 2019, we used approximately 20% of our current U.S. productive capacity.

A loan in the original principal amount of approximately $4,210,000 is secured by our land and buildings. See Note 8 to our financial statements for more information.

In the opinion of Management, the property and equipment are suitable for their intended use and are adequately covered by an insurance policy.

Item 3. Legal Proceedings.

On November 7, 2019, we filed a lawsuit in the 44th District Court of Dallas County, Texas (No. DC-19-17946) against Locke Lord, LLP and Roy Hardin in connection with their legal representation in our previous litigation against Becton, Dickinson and Company (“BD”). We allege that the defendants breached their fiduciary duties to us, committed malpractice, and were negligent in their representation. We seek actual and exemplary damages, disgorgement, costs, and interest. The defendants have filed a motion to dismiss and the Court has scheduled a hearing on such motion on April 24, 2020. Trial is currently scheduled for May 24, 2021.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our Common Stock has been listed on the NYSE American (or its predecessor entities) under the symbol “RVP” since May 4, 2001.

SHAREHOLDERS

As of March 13, 2020, there were 32,682,454 shares of Common Stock held by 192 shareholders of record, not including Cede & Co. participants or beneficial owners thereof.

DIVIDENDS

We have not ever declared or paid any dividends on the Common Stock. We have no current plans to pay any cash dividends on the Common Stock. We intend to retain all earnings, except those required to be paid to the holders of the Preferred Stock as resources allow, to support operations and future growth. Dividends on Common Stock cannot be paid so long as preferred dividends are unpaid. As of December 31, 2019, there was an aggregate of $12.3 million in preferred dividends in arrears. As of December 31, 2018, there was an aggregate of $11.8 million in preferred dividends in arrears.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information relating to our equity compensation plans as of December 31, 2019:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	639,300	$2.12	—
Total	639,300	$2.12	—

Stock Performance Graph

The following graph compares the cumulative total return for our Common Stock from December 31, 2014 to December 31, 2019, to the total returns for the Russell Microcap® and Becton, Dickinson and Company (or “BDX”), a peer issuer. The graph assumes an investment of $100 in the aforementioned equities as of December 31, 2014, and that all dividends are reinvested.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Purchases by affiliate(s) during 2019 were not repurchases by or on behalf of the issuer. Based on our review, affiliates properly filed Section 16(a) beneficial ownership reports.

Item 6. Selected Financial Data.

The following selected financial data is qualified by reference to, and should be read in conjunction with, our audited financial statements and the notes to those statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein. The selected Statements of Operations data presented below for the years ended December 31, 2016 and 2015 and the Balance Sheet data as of December 31, 2017, 2016, and 2015 have been derived from our audited financial statements, which are not included herein.

(In thousands except for earnings per share, shares, and percentages)

	As of and for the Years Ended December 31,
	2019	2018	2017	2016	2015
Sales, net	$41,797	$33,275	$34,494	$29,827	$29,552
Cost of sales	27,659	23,053	24,522	19,485	18,987
Gross profit	14,138	10,222	9,972	10,342	10,565
Total operating expenses	11,166	11,812	13,750	13,849	13,773
Income from insurance proceeds	—	261	—	—	—
Income (loss) from operations	2,972	(1,329)	(3,778)	(3,507)	(3,208)
Litigation proceeds	—	—	—	—	7,725
Interest and other income	351	153	65	26	25
Interest expense	(167)	(177)	(211)	(213)	(220)
Income (loss) before income taxes	3,156	(1,353)	(3,924)	(3,694)	4,322
Provision (benefit) for income taxes	8	(13)	(188)	1	8
Net income (loss)	3,148	(1,340)	(3,736)	(3,695)	4,314
Preferred Stock dividend requirements	(703)	(705)	(705)	(705)	(709)
Deemed capital contribution on extinguishment of preferred stock	—	—	—	—	2,306
Income (loss) applicable to common shareholders	$2,445	$(2,045)	$(4,441)	$(4,400)	$5,911
Earnings (loss) per share — basic	$0.07	$(0.06)	$(0.14)	$(0.15)	$0.21
Earnings (loss) per share — diluted	$0.07	$(0.06)	$(0.14)	$(0.15)	$0.20
Weighted average shares outstanding — basic	32,672,475	32,666,454	31,958,121	29,354,437	27,822,593

Weighted average shares outstanding — diluted	32,672,475	32,666,454	31,958,121	29,354,437	29,481,294

Current assets	$28,407	$25,837	$26,608	$26,677	$30,811
Current liabilities	$8,257	$8,619	$7,900	$7,172	$8,096
Property, plant, and equipment, net	$10,632	$10,852	$11,353	$12,092	$11,468
Total assets	$39,178	$36,955	$38,155	$38,779	$42,294
Long-term debt, net of current maturities	$2,378	$2,640	$3,081	$3,498	$3,417
Stockholders’ equity	$28,542	$25,614	$27,174	$28,108	$30,781
Redeemable Preferred Stock (in shares)	772,945	781,445	781,445	781,445	781,445
Capital leases	—	—	—	—	—
Cash dividends per common share	$—	$—	$—	$—	$—
Gross profit margin	33.8%	30.7%	28.9%	34.7%	35.8%

Events that could affect the trends indicated above include global pandemics, changes in manufacturing costs, changing average sales prices, changing raw material cost, the gaining of market access, protection of our patents, foreign currency exchange rates, the impact of flu season requirements, new or changing regulations or changes in trade policy, or new products. As our products are made from petroleum products, the changing cost of oil and transportation may have an impact on our costs to the extent increases may not be recoverable through price increases of our products and reductions in oil prices may not quickly affect petroleum product prices.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, global pandemics, potential tariffs, our ability to maintain liquidity, our maintenance of patent protection, litigation, our ability to maintain favorable third party manufacturing and supplier arrangements and relationships, foreign trade risk, our ability to quickly increase capacity in response to an increase in demand, our ability to access the market, our ability to maintain or decrease production costs, our ability to continue to finance research and development as well as operations and expansion of production, the impact of larger market players, specifically BD, in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

Overview

We have been manufacturing and marketing our products since 1997. VanishPoint® syringes comprised 85.6% of our sales in 2019. We also manufacture and market the EasyPoint® needle, blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set. We currently provide other safety medical products in addition to safety products utilizing retractable technology. One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections associated with catheter hub contamination.

In the second quarter of 2016, we began selling the EasyPoint® needle. EasyPoint® needles made up 7.2% of revenues in 2019. The EasyPoint® is a retractable needle that can be used with Luer lock syringes, Luer slip syringes, and prefilled syringes to give injections. The EasyPoint® needle can also be used to aspirate fluids and collect blood.

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

The Further Consolidated Appropriations Act, 2020, signed into law on December 20, 2019, has permanently repealed the 2.3% medical device excise tax. Prior to the repeal, the tax was on a 4-year moratorium. As a result of the repeal and the prior moratorium, sales of taxable medical devices after December 31, 2015, are not subject to the tax.

Product purchases from our Chinese manufacturers have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost. In 2019, our Chinese manufacturers produced approximately 82.6% of our products. As of March 23, 2020, we believe we have sufficient inventory to fulfill demand despite having experienced a temporary disruption in our supply of products from China due to the recent coronavirus (COVID-19) precautions in that country. Our suppliers in China have resumed production and shipments of products from China have been received. In the event that we become unable to purchase products from our Chinese manufacturers, we would need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes.

In 1995, we entered into a license agreement with Thomas J. Shaw for the exclusive right to manufacture, market, and distribute products utilizing his patented automated retraction technology and other patented technology. This technology is the subject of various patents and patent applications owned by Mr. Shaw. The license agreement generally provides for quarterly payments of a 5% royalty fee on gross sales of products subject to the license and he receives fifty percent (50%) of the royalties paid to the Company by certain sublicensees of the technology subject to the license.

With increased volumes, our manufacturing unit costs have generally tended to decline. Factors that could affect our unit costs include increases in costs by third party manufacturers, changing production volumes, costs of petroleum products, and transportation costs. Increases in such costs may not be recoverable through price increases of our products.

RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are to our fiscal years ended December 2019 and 2018. Dollar amounts have been rounded for ease of reading.

Comparison of Year Ended

December 31, 2019 and Year Ended December 31, 2018

Domestic sales accounted for 76.6% and 86.1% of the revenues in 2019 and 2018, respectively. Domestic revenues increased 11.3% principally due to increased volumes, including sales of VanishPoint® products. Domestic unit sales increased 4.9%. Domestic unit sales were 67.9% of total unit sales for 2019. International revenues, excluding product licensing fees, increased from $4.6 million in 2018 to $9.7 million in 2019, primarily due to higher unit sales. Overall unit sales increased 25%. Our international orders may be subject to significant fluctuation over time. Such orders may fluctuate due to health initiatives at various times as well as economic conditions.

Cost of manufactured product increased $4.1 million principally due to an increase in units sold. Royalty expense increased $506 thousand due to increased gross sales. Gross profit margins increased from 30.7% in 2018 to 33.8% in 2019 principally due to an overall increase in sales.

Operating expenses decreased 5.5% from the prior year due to cost cutting measures in the fourth quarter of 2018. These decreases were partially offset by increases in other operating costs.

The loss from operations was $1.3 million in 2018 compared to income from operations of $3.0 million in 2019.

Cash flow from operations was $2.2 million in 2019 due to our net income for the year. The increase in cash was offset by an increase in accounts receivable.

In 2019, we transferred $4.5 million from our cash accounts into investments in high-grade exchange-traded and closed-end funds (ETFs) and mutual funds. This transfer principally caused our net decrease in cash in 2019.

A comparison of the results of operations for the years ended December 31, 2018 and December 31, 2017 is omitted from this discussion. Such comparison was included in our Annual Report on Form 10-K filed with the SEC on March 28, 2019 in Item 7 of Part II thereof.

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

In 2019, we transferred $4.5 million from our cash accounts into investments in certificates of deposit, exchange-traded and closed-end funds (ETFs), and mutual funds. This transfer principally caused our net decrease in cash in 2019. The securities may increase investment income in the future. However, the investment of 22% of our liquid assets in an investment account presents substantial risk as well. In 2019, a portfolio rebalancing caused a significant nonrecurring cash event whereby we recognized $2.7 million from sales of investments.

Historical Sources of Liquidity

We have historically funded operations primarily from the proceeds from revenues, private placements, litigation settlements, and loans.

Internal Sources of Liquidity

Margins and Market Access

To routinely achieve positive or break-even quarters, we need increased access to hospital markets which has been difficult to obtain. We will continue to attempt to gain access to the market through our sales efforts, innovative technology, the introduction of new products, and, when necessary, litigation.

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

Cash Requirements

Due to funds received from prior litigation, we have sufficient cash reserves and intend to rely on operations, cash reserves, and debt financing, when available, as the primary ongoing sources of cash. We also have access to our investments, which may be liquidated in the event that the Company needs to access the funds for operations. We have taken steps to decrease our legal costs and we continue to evaluate these costs. In the future, we may reduce the number of units being produced, reduce the workforce, reduce the salaries of officers and other employees, and/or defer royalty payments.

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

In 2019, a portfolio rebalancing caused a significant nonrecurring cash event whereby we recognized $2.7 million from sales of investments.

Capital Resources

There were no material commitments for capital projects as of December 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

Contractual Obligations and Commercial Commitments

The following chart summarizes our material obligations and commitments to make future payments under contracts for long-term debt and operating leases as of December 31, 2019:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Long-term debt	$3,242,166	$389,041	$778,083	$778,083	$1,296,959
Operating leases	84,155	84,155	—	—	—
Total	$3,326,321	$473,196	$778,083	$778,083	$1,296,959

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

RETRACTABLE TECHNOLOGIES, INC.

FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2019 AND 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Retractable Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Retractable Technologies, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, in 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification No. 842.

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

March 30, 2020

We have served as the Company’s auditor since 2016.

RETRACTABLE TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$5,934,749	$9,647,292
Accounts receivable, net of allowance for doubtful accounts of $146,832 and $149,665, respectively	6,564,371	4,912,356
Investments in debt and equity securities, at fair value	7,771,660	2,986,156
Inventories, net	7,450,592	7,545,094
Income taxes receivable	50,392	100,887
Other current assets	635,201	644,803
Total current assets	28,406,965	25,836,588

Property, plant, and equipment, net	10,632,057	10,851,747
Income taxes receivable	50,393	100,835
Other assets	88,315	165,856
Total assets	$39,177,730	$36,955,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,007,604	$5,369,677
Current portion of long-term debt	260,939	406,361
Accrued compensation	607,339	540,852
Dividends payable	54,800	55,113
Accrued royalties to shareholder	921,445	769,324
Other accrued liabilities	1,387,149	1,467,935
Income taxes payable	17,944	10,025
Total current liabilities	8,257,220	8,619,287

Other long-term liabilities	—	82,359
Long-term debt, net of current maturities	2,378,055	2,639,647
Total liabilities	10,635,275	11,341,293

Commitments and contingencies – See Note 9

Stockholders’ equity:
Preferred Stock, $1 par value:
Class B; authorized: 5,000,000 shares
Series I, Class B; outstanding: 96,000 shares at December 31, 2019 and 98,500 shares at December 31, 2018 (liquidation preference of $600,000)	96,000	98,500
Series II, Class B; outstanding: 171,200 shares at December 31, 2019 and 2018 (liquidation preference of $2,140,000)	171,200	171,200
Series III, Class B; outstanding: 129,245 shares at December 31, 2019 and 2018 (liquidation preference of $1,615,563)	129,245	129,245
Series IV, Class B; outstanding: 342,500 shares at December 31, 2019 and 2018 (liquidation preference of $3,767,500)	342,500	342,500
Series V, Class B; outstanding: 34,000 shares at December 31, 2019 and 40,000 shares at December 31, 2018 (liquidation preference of $149,600)	34,000	40,000
Common Stock, no par value; authorized: 100,000,000 shares; outstanding: 32,674,954 shares at December 31, 2019 and 32,666,454 shares at December 31, 2018	—	—
Additional paid-in capital	61,660,744	61,871,756
Accumulated deficit	(33,891,234)	(37,039,468)
Total stockholders’ equity	28,542,455	25,613,733
Total liabilities and stockholders’ equity	$39,177,730	$36,955,026

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018	2017
Sales, net	$41,797,179	$33,274,702	$34,493,838
Cost of Sales
Costs of manufactured product	24,209,401	20,108,798	21,658,062
Royalty expense to shareholder	3,449,822	2,944,102	2,864,188
Total cost of sales	27,659,223	23,052,900	24,522,250
Gross profit	14,137,956	10,221,802	9,971,588

Operating expenses:
Sales and marketing	4,217,863	4,404,441	4,658,548
Research and development	516,095	621,365	740,567
General and administrative	6,432,158	6,786,041	8,351,053
Total operating expenses	11,166,116	11,811,847	13,750,168
Income from insurance proceeds	—	260,514	—
Income (loss) from operations	2,971,840	(1,329,531)	(3,778,580)

Interest and other income	351,166	153,460	65,695
Interest expense	(166,897)	(177,190)	(210,761)
Income (loss) before income taxes	3,156,109	(1,353,261)	(3,923,646)
Provision (benefit) for income taxes	7,875	(13,318)	(187,608)
Net income (loss)	3,148,234	(1,339,943)	(3,736,038)
Preferred Stock dividend requirements	(702,618)	(704,996)	(704,996)
Income (loss) applicable to common shareholders	$2,445,616	$(2,044,939)	$(4,441,034)

Basic earnings (loss) per share	$0.07	$(0.06)	$(0.14)

Diluted earnings (loss) per share	$0.07	$(0.06)	$(0.14)

Weighted average common shares outstanding:
Basic	32,672,475	32,666,454	31,958,121
Diluted	32,672,475	32,666,454	31,958,121

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series I Class B		Series II Class B		Series III Class B		Series IV Class B		Series V Class B		Common
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance as of December 31, 2016	98,500	$98,500	171,200	$171,200	129,245	$129,245	342,500	$342,500	40,000	$40,000	29,666,454	$—

Issuance of new Common Stock	—	—	—	—	—	—	—	—	—	—	3,000,000	—

Dividends	—	—	—	—	—	—	—	—	—	—	—	—

Stock option compensation	—	—	—	—	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2017	98,500	98,500	171,200	171,200	129,245	129,245	342,500	342,500	40,000	40,000	32,666,454	—

Dividends	—	—	—	—	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2018	98,500	98,500	171,200	171,200	129,245	129,245	342,500	342,500	40,000	40,000	32,666,454	—

Conversion of Preferred Stock into Common Stock	(2,500)	(2,500)	—	—	—	—	—	—	(6,000)	(6,000)	8,500	—

Dividends	—	—	—	—	—	—	—	—	—	—	—	—

Net income	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2019	96,000	$96,000	171,200	$171,200	129,245	$129,245	342,500	$342,500	34,000	$34,000	32,674,954	$—

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Additional Paid-in Capital	Accumulated Deficit	Total

Balance as of December 31, 2016	$59,290,333	$(31,963,487)	$28,108,291

Issuance of new Common Stock	2,350,100	—	2,350,100

Dividends	(220,450)	—	(220,450)

Stock option compensation	672,223	—	672,223

Net loss	—	(3,736,038)	(3,736,038)

Balance as of December 31, 2017	62,092,206	(35,699,525)	27,174,126

Dividends	(220,450)	—	(220,450)

Net loss	—	(1,339,943)	(1,339,943)

Balance as of December 31, 2018	61,871,756	(37,039,468)	25,613,733

Conversion of Preferred Stock into Common Stock	8,500	—	—

Dividends	(219,512)	—	(219,512)

Net income	—	3,148,234	3,148,234

Balance as of December 31, 2019	$61,660,744	$(33,891,234)	$28,542,455

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$3,148,234	$(1,339,943)	$(3,736,038)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	852,080	886,814	834,951
Realized gains on investments	(7,925)	—	—
Net unrealized gains on investments	(129,315)	—	—
Share based compensation	—	—	672,223
Inventories reserve	—	(297,731)	—
Provision for doubtful accounts	—	47,793	24,272
(Increase) decrease in operating assets:
Accounts receivable	(1,652,015)	145,407	(1,861,990)
Inventories	94,502	(1,041,202)	811,063
Other current assets	9,602	(226,649)	(225,606)
Income taxes receivable	100,937	(13,266)	(188,456)
Other assets	77,541	—	—
Increase (decrease) in operating liabilities:
Accounts payable	(362,072)	411,927	485,994
Accrued liabilities	55,150	699,030)	(205,342)
Insurance proceeds	—	(466,293)	466,293
Income taxes payable	7,919	(1,382)	—
Net cash provided (used) by operating activities	2,194,638	(1,195,495)	(2,922,636)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(632,078)	(382,156)	(91,878)
Purchase of debt and equity securities	(7,360,398)	(2,986,156)	—
Proceeds from the sales of debt and equity securities	2,712,134	—
Net cash used by investing activities	(5,280,342)	(3,368,312)	(91,878)

Cash flows from financing activities:
Repayments of long-term debt	(407,014)	(446,350)	(436,280)
Proceeds from sale of common stock	—	—	2,350,100
Payment of Preferred Stock dividends	(219,825)	(220,450)	(220,450)
Net cash provided (used) by financing activities	(626,839)	(666,800)	1,693,370

Net decrease in cash and cash equivalents	(3,712,543)	(5,230,607)	(1,321,144)
Cash and cash equivalents at:
Beginning of period	9,647,292	14,877,899	16,199,043
End of period	$5,934,749	$9,647,292	$14,877,899

Supplemental schedule of cash flow information:
Interest paid	$166,897	$177,190	$210,761
Income taxes paid	$—	$1,173	$1,031

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$54,800	$55,113	$55,113
Conversion of preferred stock to common stock	$8,500	$—	$—

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1.	BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

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

The Company records an allowance for estimated returns as a reduction to Accounts receivable and Gross sales. Historically, returns have been insignificant.

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

Property, plant, and equipment

Property, plant, and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity and interest cost associated with significant capital additions. Gains or losses from disposals are included in operations.

The Company's property, plant, and equipment primarily consist of buildings, land, assembly equipment, molding machines, molds, office equipment, furniture, and fixtures. Depreciation and amortization are calculated using the straight-line method over the following useful lives:

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

Financial instruments

The Company estimates the fair value of financial instruments through the use of public market prices, quotes from financial institutions, and other available information.  Judgment is required in interpreting data to develop estimates of fair value and, accordingly, amounts are not necessarily indicative of the amounts that could be realized in a current market exchange.  Short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on Management's estimates, equals their recorded values.  Investments in equity securities consist primarily of exchange-traded and closed-end funds and mutual funds and are reported at their fair value based upon quoted prices in active markets.  Investments in U.S.

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

Concentration risks

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, certificates of deposit, U.S. Treasury Notes, exchange-traded and closed-end funds, mutual funds, and accounts receivable. Cash balances, some of which exceed federally insured limits, are maintained in financial institutions; however, Management believes the institutions are of high credit quality. The majority of accounts receivable are due from companies that are well-established entities. The Company assesses market risk in debt and equity securities through consultation with its outside investment advisors. Management is responsible for directing investment activity based on current economic conditions. As a consequence, Management considers any exposure from concentrations of credit risks to be limited.

The following table reflects our significant customers in 2019, 2018, and 2017:

	Years Ended December 31,
	2019	2018	2017
Number of significant customers	3	2	2
Aggregate dollar amount of net sales to significant customers	$19.0 million	$13.1 million	$14.0 million
Percentage of net sales to significant customers	45.6%	39.2%	40.5%

The Company decreased its allowance for doubtful accounts by approximately $3 thousand in 2019.

The Company manufactures some of its products in Little Elm, Texas, as well as utilizing manufacturers in China. The Company obtained roughly 82.6% of its products in 2019 from its Chinese manufacturers. Purchases from Chinese manufacturers aggregated 85.3% and 82.9% of products in 2018 and 2017, respectively. In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company would need to find an alternate manufacturer for its blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

Revenue recognition

The Company recognizes revenue when it has satisfied all performance obligations to the customer, generally when title and risk of loss pass to the customer. Payments from customers with approved credit terms are typically due 30 days from the invoice date. Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances. Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports. Rebates are recorded when issued and are applied against the customer’s receivable balance. Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor. One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report. Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted. The estimated contractual allowance is included in Accounts payable in the Balance Sheets and deducted from revenues in the Statements of Operations. Accounts payable included estimated contractual allowances for $3,586,726 and $3,896,341 as of December 31, 2019 and 2018, respectively. The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors. Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company. End-users do not receive any contractual allowances on their purchases. Any product shipped or distributed for evaluation purposes is expensed.

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

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the year ended December 31, 2019:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$26,722,414	$2,130,767	$2,970,374	$74,369	$31,897,924
North and South America sales (excluding U.S.)	7,863,796	6,313	7,996	370,885	8,248,990
Other international sales	1,052,217	578,617	635	18,796	1,650,265
Total	$35,638,427	$2,715,697	$2,979,005	$464,050	$41,797,179

	For the year ended December 31, 2018:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$23,803,483	$1,365,936	$3,401,389	$75,766	$28,646,574
North and South America sales (excluding U.S.)	3,521,823	8,805	252	66,564	3,597,444
Other international sales	940,740	48,101	11,768	30,075	1,030,684
Total	$28,266,046	$1,422,842	$3,413,409	$172,405	$33,274,702

	For the year ended December 31, 2017:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$23,794,258	$1,098,667	$2,065,777	$57,010	$27,015,712
North and South America sales (excluding U.S.)	6,182,952	3,859	—	193,934	6,380,745
Other international sales	1,032,508	43,473	—	21,400	1,097,381
Total	$31,009,718	$1,145,999	$2,065,777	$272,344	$34,493,838

Income taxes

The Tax Cuts and Job Act ("the Act") was enacted on December 22, 2017, and the U.S. federal corporate tax rate was reduced from 35% to 21%. U.S. generally accepted accounting principles require companies to account for the effects of changes in income tax rates and laws in the period the change is enacted. Financial results, including provisional amounts, have been calculated for the income tax effects of the change. The U.S. Securities and Exchange Commission issued Staff Accounting Bulletin 118 (SAB 118) allowing companies to use provisional estimates to record the effects of the Act. SAB 118, as codified by Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2018-05 “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update),” allows companies to complete accounting for these effects no later than one year from the enactment date of the Act. During 2018, the Company completed its analysis of the provisional estimates made to record the effects of the Act. On January 14, 2019, the IRS issued a statement saying that alternative minimum tax (“AMT”) refunds for taxable years beginning after December 31, 2017 will not be subject to sequestration. Prior to this statement from the IRS, refundable AMT credits under Section 53(e) were subject to sequestration, as required by the Balanced Budget and Emergency Deficit Control Act of 1985, as amended. The previously recorded AMT receivable was reduced in anticipation of sequestration. Based upon this development, the Company recorded an additional tax benefit of approximately $13 thousand for the year ended December 31, 2018 to reflect the full amount of refundable AMT credits.

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

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings or loss for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock. At December 31, 2019, the calculation of diluted EPS excluded 639,300 shares of common stock underlying issued and outstanding stock options, as the exercise prices of the stock options were greater than the average stock prices. The calculation of diluted EPS excluded 1,357,803 and 79,441 shares of Common Stock underlying issued and outstanding stock options at December 31, 2018 and 2017, as their effect was antidilutive. The calculation of diluted EPS also excludes the impact of the conversion of convertible preferred stock, as the impact was antidilutive for all periods presented. The potential dilution, if any, is shown on the following schedule:

	Years Ended December 31,
	2019	2018	2017
Net income (loss)	$3,148,234	$(1,339,943)	$(3,736,038)
Preferred dividend requirements	(702,618)	(704,996)	(704,996)
Income (loss) applicable to common shareholders	$2,445,616	$(2,044,939)	$(4,441,034)

Weighted average common shares outstanding	32,672,475	32,666,454	31,958,121
Weighted average common and common equivalent shares outstanding - assuming dilution	32,672,475	32,666,454	31,958,121
Basic earnings (loss) per share	$0.07	$(0.06)	$(0.14)
Diluted earnings (loss) per share	$0.07	$(0.06)	$(0.14)

Shipping and handling costs

The Company classifies shipping and handling costs as part of Cost of sales in the Statements of Operations.

Self-insured employee benefit costs

Beginning in 2019, the Company self-insures certain health insurance benefits for its employees under certain policy limits.  The Company has additional coverage provided by an insurance company for any individual with claims in excess of $60,000 and/or total plan claims in excess of $601,716 for the plan year. A receivable of $445 thousand was recorded as of December 31, 2019 due to claims paid by the Company in 2019 but not yet recouped by the stop-loss policy.

Research and development costs

Research and development costs are expensed as incurred.

Share-based compensation

The Company’s share-based payments are accounted for using the Black-Scholes fair value method. The Company records share-based compensation expense on a straight-line basis over the requisite service period. The Company incurred the following share-based compensation costs:

	Years Ended December 31,
	2019	2018	2017
Cost of sales	$—	$—	$272,811
Sales and marketing	—	—	143,255
Research and development	—	—	45,174
General and administrative	—	—	210,983
	$—	$—	$672,223

Options awarded to employees in 2016 were amortized over twelve months. The Company amortized four months’ expense for options granted in September 2016 and amortized the remainder in 2017.

Insurance Proceeds

Receipts from insurance, up to the amount of any loss recognized by the Company, are considered recoveries. Any such recoveries are recorded when they are received. Insurance proceeds are not recognized as a component of income (loss) from operations until all repairs are made.

Recently Adopted Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, as well as several subsequently issued clarifying amendments. Under the ASU, as amended, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the guidance, lessor accounting is largely unchanged. The lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”. This amendment clarifies Topic 842 and corrected unintended application of guidance and is effective concurrent with Topic 842 or upon issuance if Topic 842 was early adopted.  In August 2018, the FASB issued ASU 2018-11, “Leases (Topic 842):  Targeted Improvements”. This amendment provides additional transition options allowing entities to recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented and provides a practical expedient to lessors to elect, by class of underlying assets, to account for non-lease and lease components as a single arrangement.  The Company adopted the provisions of ASU 2018-11 through a cumulative effect adjustment.  Topic 842, and its subsequent amendments, was effective for the Company’s quarter ended March 31, 2019. The Company has completed evaluating the various accounting policy elections associated with this ASU, as amended, including transition methods and practical expedients, identifying contracts for evaluation, and reviewing contracts to determine if they contain leases.  The Company completed evaluating the timing and impact of adopting ASU 2016-02, as amended, and recorded lease assets and liabilities of $163,007 on its Balance Sheets, with no impact to its accumulated deficit.

The following table summarizes the impact of the adoption of ASU 2016-02 to the previously reported results:

Balance Sheet as of December 31, 2018	As Previously Reported	New Lease Standard Adjustment	As Restated
Other assets	$2,849	$163,007	$165,856
Other current liabilities	$1,387,287	$80,648	$1,467,935
Other long-term liabilities	$—	$82,359	$82,359

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40):  Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (a Consensus of the FASB Emerging Issues Task Force)”.  This amendment requires that implemented costs incurred in a hosting arrangement that is a service contract should be accounted for in accordance with ASC 350-40 Internal-Use Software.  Accordingly, costs incurred during the preliminary project and post-implementation stages are expensed and costs associated with the application development phase are capitalized.  The amendment also requires that capitalized costs be amortized over the term of the hosting arrangement and that capitalized costs should be evaluated for impairment.  The amendment is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods.  The Company has completed its assessment of the standard and does not anticipate a material impact on its financial statements or disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes. The new standard intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within the annual period, with early adoption permitted. Adoption of the standard requires certain changes to primarily be made prospectively, with some changes to be made retrospectively. The Company is currently evaluating the impact adoption of ASU 2019-12 will have on its financial statements.

3.	INVENTORIES

Inventories consist of the following:

	December 31,
	2019	2018
Raw materials	$1,254,313	$1,399,543
Finished goods	6,493,487	6,442,759
	7,747,800	7,842,302
Inventory reserve	(297,208)	(297,208)
	$7,450,592	$7,545,094

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

•	Level 1 – quoted market prices in active markets for identical assets and liabilities

•	Level 2 – inputs other than quoted prices that are directly or indirectly observable

•	Level 3 - unobservable inputs where there is little or no market activity

The following tables summarize the values of assets designated as Investments in debt and equity securities:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Mutual funds and exchange traded funds	$6,708,746	$—	$—	$6,708,746
Certificates of deposit	—	1,062,914	—	1,062,914
	$6,708,746	$1,062,914	$—	$7,771,660

	December 31, 2018
	Level 1	Level 2	Level 3	Total
US Treasury Notes	$—	$1,411,156	$—	$1,411,156
Certificates of deposit	—	1,575,000	—	1,575,000
	$—	$2,986,156	$—	$2,986,156

The Company holds high-grade exchange-traded and closed-end funds (ETFs), mutual funds, and debt securities as investments. These assets are readily marketable and are carried at fair value as of the date of the Balance Sheets. The Company intends to hold these assets for possible future operating requirements.

The following table summarizes gross unrealized gains and losses from Investments in debt and equity securities:

	December 31, 2019
		Gross Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Mutual funds and exchange traded funds	$6,592,345	$116,401	$—	$6,708,746
Certificates of deposit	1,050,000	12,914	—	1,062,914
	$7,642,345	$129,315	—	$7,771,660

	December 31, 2018
		Gross Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
US Treasury Notes	$1,411,156	$—	$—	$1,411,156
Certificates of deposit	1,575,000	—	—	1,575,000
	$2,986,156	$—	$—	$2,986,156

5.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	December 31,
	2019	2018
Land	$261,893	$261,893
Buildings and building improvements	11,566,115	11,566,115
Production equipment	19,903,236	19,948,303
Office furniture and equipment	3,527,577	3,540,846
Construction in progress	765,176	202,109
	36,023,997	35,519,266
Accumulated depreciation	(25,391,940)	(24,667,519)
	$10,632,057	$10,851,747

Depreciation expense for the years ended December 31, 2019, 2018, and 2017 was $851,673; $883,610; and $830,715, respectively.

6.	LICENSE AGREEMENT

In 1995, the Company entered into a license agreement with the Chief Executive Officer of the Company, Thomas J. Shaw, for the exclusive right to manufacture, market, and distribute products utilizing automated retraction technology, which agreement has been amended twice. This technology is the subject of various patents and patent applications owned by Mr. Shaw. The initial licensing fee of $500,000 was amortized over 17 years. The license agreement also provides for quarterly payments of a 5% royalty fee on gross sales. Additionally, if the Company sublicenses the technology and the sublicensee’s customers are not known to the Company, then Mr. Shaw shall be entitled to receive from the Company fifty percent (50%) of the royalties actually paid to the Company by such sublicensee. The royalty fee expense is recognized in the period in which it is earned. Royalty fees of $3,449,822; $2,944,102; and $2,864,188 are included in Cost of sales for the years ended December 31, 2019, 2018, and 2017, respectively. Royalties payable under this agreement aggregated $921,445 and $769,324 at December 31, 2019, and 2018, respectively. Gross sales upon which royalties are based were $67,529,783; $58,882,042; and $57,283,780 for 2019, 2018, and 2017, respectively.

7.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31,
	2019	2018
Prepayments from customers	$998,601	$860,926
Accrued property taxes	—	170,568
Accrued professional fees	263,757	294,903
Other accrued expenses	124,791	141,538
Total	$1,387,149	$1,467,935

8.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2019	2018
Loan from American First National Bank. Maturity date is April 10, 2028. The loan, in the original amount of $4,209,608, provided funding for the expansion of the warehouse, additional office space, and a new Controlled Environment. The loan is secured by the Company’s land and buildings. The interest rate is equal to prime rate plus 0.25%. The interest rate was 5.0% at December 31, 2019.	$2,638,994	$2,878,980

Note payable to Deutsche Leasing USA, Inc. The interest rate was 4.25%. The original amount of the note was $525,017 with a 36-month maturity ending in November 2019. Beginning December 2016, the loan became payable in equal installments of principal and interest of approximately $15,500. Collateralized by molding machines and ancillary equipment.	—	167,028
	2,638,994	3,046,008

Less: current portion	(260,939)	(406,361)
	$2,378,055	$2,639,647

The fair value of long-term liabilities, based on Management’s estimates, approximates their reported values.

The aggregate maturities of long-term debt as of December 31, 2019, are as follows:

2020	260,939
2021	274,858
2022	289,120
2023	304,122
2024	319,688
Thereafter	1,190,267
$2,638,994

9.	COMMITMENTS AND CONTINGENCIES

On November 7, 2019, the Company filed a lawsuit in the 44th District Court of Dallas County, Texas (No. DC-19-17946) against Locke Lord, LLP and Roy Hardin in connection with their legal representation of the Company in its previous litigation against Becton, Dickinson and Company (“BD”). The Company alleges that the defendants breached their fiduciary duties, committed malpractice, and were negligent in their representation of the Company. The Company seeks actual and exemplary damages, disgorgement, costs, and interest. The defendants have filed a motion to dismiss and the Court has scheduled a hearing on such motion on April 24, 2020. Trial is currently scheduled for May 24, 2021.

10.	INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	For the Years Ended December 31,
	2019	2018	2017
Current tax provision (benefit)
Federal	$—	$(13,318)	$—
State	7,875	—	848
Total current provision (benefit)	7,875	(13,318)	848

Deferred tax provision (benefit)
Federal	—	—	(188,456)
State	—	—	—
Total deferred tax provision (benefit)	—	—	(188,456)
Total income tax provision (benefit)	$7,875	$(13,318)	$(187,608)

The Company has $23.3 million in tax benefits attributable to net operating losses for federal tax purposes.  $21.5 million are net operating losses which were generated before January 1, 2018 and begin to expire in 2028 for federal tax purposes.  $1.8 million of net operating losses were generated after January 1, 2018 and have an indefinite carryover period. The Company has state net operating losses of $24.8 million which will begin to expire in 2021. The Company also has credits for alternative minimum taxes (“AMT”) paid of $100 thousand as of December 31, 2019. The alternative minimum tax was repealed with the enactment of the Act. AMT credits carried over may be used to offset regular tax liability for any tax year. Any unused credits are 50% refundable for tax years 2018-2020, and 100% refundable for tax years beginning 2021. The Company has recorded the AMT credit as a tax receivable on its financial statements rather than as a deferred tax asset, as this amount is a refundable credit.

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
	2019	2018
Deferred tax assets
Net operating loss carry forwards	$5,748,724	$6,668,238
Accrued expenses and reserves	573,382	436,627
Employee stock option expense	75,591	76,150
Nonemployee stock option expense	8,207	8,268
Inventory	110,455	132,114
Impairment	111,178	112,000
Unrealized Gain/Loss	30,434	—
Deferred tax assets	6,657,971	7,433,397
Deferred tax liabilities
Property and equipment	(1,628,133)	(1,281,999)
Deferred tax liabilities	(1,628,133)	(1,281,999)
Net deferred assets	5,029,838	6,151,398
Valuation allowance	(5,029,838)	(6,151,398)
Net deferred tax assets	$—	$—

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

The valuation allowance decreased by $1,121,560 for 2019 and increased by $325,444 for 2018.

A reconciliation of income taxes based on the federal statutory rate and the effective income tax rate is summarized as follows:

	December 31,
	2019	2018	2017
Income tax at the federal statutory rate	21.0%	21.0%	35.0%
State tax, net of federal tax	2.0	3.5	2.9
Change in valuation allowance	(35.6)	(24.3)	(85.9)
Permanent differences	—	(0.3)	5.7
Return-to-provision and other	12.9	—	(37.6)
Tax Reform and Jobs Act tax rate change	—	0.1	(81.1)
Incentive stock options	—	—	(6.0)
Effective tax rate	0.3%	—%	4.8%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. The Company's federal income tax returns for all tax years ended on or after December 31, 2016, remain subject to examination by the Internal Revenue Service. The Company's state and local income tax returns are subject to examination by the respective state and local authorities over various statutes of limitations, most ranging from three to five years from the date of filing.

11.	DIVIDENDS

The Board declared and the Company paid dividends to Series I and Series II Class B Preferred Shareholders in the following amounts: $12,313 and $42,800, respectively, on January 6, 2017, April 24, 2017, July 20, 2017, October 20, 2017, January 19, 2018, April 24, 2018, July 20, 2018, October 23, 2018, January 18, 2019, and April 22, 2019. The Board declared and the Company paid dividends to Series I and Series II Class B Preferred Shareholders in the following amounts: $12,000 and $42,800, respectively, on July 19, 2019, October 21, 2019, and January 22, 2020.

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

The Class B Stock has been allocated among Series I, II, III, IV, and V in the amounts of 96,000; 171,200; 129,245; 342,500; and 34,000 shares, respectively as of December 31, 2019. The remaining 4,227,055 authorized shares had not been assigned a series. Please see “Subsequent Events” for recent information regarding the Preferred Stock.

Series I Class B Stock

There were 96,000 and 98,500 shares of $1 par value Series I Class B Stock outstanding at December 31, 2019 and 2018, respectively. Holders of Series I Class B Stock are entitled to receive a cumulative annual dividend of $0.50 per share, payable quarterly if declared by the Board of Directors. The Company paid dividends of $48,312 in 2019 and $49,250 in 2018 and 2017. At December 31, 2019, no dividends were in arrears.

Series I Class B Stock is redeemable at the option of the Company at a price of $7.50 per share, plus all unpaid dividends. Each share of Series I Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock. 2,500 shares of Series I Class B Stock were converted into Common Stock in 2019. No shares of Series I Class B Stock were converted into Common Stock in 2018. In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series I Class B Stock then outstanding are entitled to $6.25 per share, plus all unpaid dividends prior to any distributions to holders of Series II Class B Stock, Series III Class B Stock, Series IV Class B Stock, Series V Class B Stock, or Common Stock.

Series II Class B Stock

There were 171,200 shares of $1 par value Series II Class B Stock outstanding at December 31, 2019 and 2018. Holders of Series II Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors. Holders of Series II Class B Stock generally have no voting rights until dividends are in arrears and unpaid for twelve consecutive quarters. In such case, the holders of Series II Class B Stock have the right to elect one-third of the Board of Directors of the Company. The Company paid dividends of $171,200 in each of 2019, 2018, and 2017. At December 31, 2019, no dividends were in arrears.

Series II Class B Stock is redeemable at the option of the Company at a price of $15.00 per share plus all unpaid dividends. Each share of Series II Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock. No shares were converted in 2019 or 2018. In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series II Class B Stock then outstanding are entitled to $12.50 per share, plus all unpaid dividends, after distribution obligations to holders of Series I Class B Stock have been satisfied and prior to any distributions to holders of Series III Class B Stock, Series IV Class B Stock, Series V Class B Stock, or Common Stock.

Series III Class B Stock

There were 129,245 shares of $1 par value Series III Class B Stock outstanding at December 31, 2019 and 2018. Holders of Series III Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors. At December 31, 2019, approximately $4,404,000 of dividends which have not been declared were in arrears. Please see “Subsequent Events” for recent information regarding Series III Class B Stock.

Series III Class B Stock is redeemable at the option of the Company at a price of $15.00 per share, plus all unpaid dividends. Each share of Series III Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock. No shares were converted in 2019 or 2018. In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series III Class B Stock then outstanding are entitled to $12.50 per share, plus all unpaid dividends, after distribution obligations to Series I Class B Stock and Series II Class B Stock have been satisfied and prior to any distributions to holders of Series IV Class B Stock, Series V Class B Stock, or Common Stock.

Series IV Class B Stock

There were 342,500 shares of $1 par value Series IV Class B Stock outstanding at December 31, 2019 and 2018. Holders of Series IV Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly, if declared by the Board of Directors. At December 31, 2019, approximately $6,826,000 of dividends which have not been declared were in arrears. Please see “Subsequent Events” for recent information regarding Series IV Class B Stock.

Series IV Class B Stock is redeemable at the option of the Company at a price of $11.00 per share plus all unpaid dividends. Each share of Series IV Class B Stock may, at the option of the stockholder any time, be converted into one share of Common Stock. No shares of Series IV Class B Stock were converted into Common Stock in 2019 or 2018. In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series IV Class B Stock then outstanding are entitled to receive liquidating distributions of $11.00 per share, plus all unpaid dividends after distribution obligations to Series I Class B

Stock, Series II Class B Stock, and Series III Class B Stock have been satisfied and prior to any distribution to holders of Series V Class B Stock or Common Stock.

Series V Class B Stock

There were 34,000 and 40,000 shares of $1 par value Series V Class B Stock outstanding at December 31, 2019 and 2018, respectively. Holders of Series V Class B Stock are entitled to receive a cumulative annual dividend of $0.32 per share, payable quarterly, if declared by the Board of Directors. At December 31, 2019, approximately $1,020,000 of dividends which have not been declared were in arrears.

Series V Class B Stock is redeemable at the option of the Company at a price of $4.40 per share plus all unpaid dividends. Each share of Series V Class B Stock may, at the option of the stockholder any time be converted into Common Stock. 6,000 shares of Series V Class B Stock were converted into Common Stock in 2019. No shares of Series V Class B Stock were converted into Common Stock in 2018. In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series V Class B Stock then outstanding are entitled to receive liquidating distributions of $4.40 per share, plus all unpaid dividends after distribution obligations to Series I Class B Stock, Series II Class B Stock, Series III Class B Stock, and Series IV Class B Stock have been satisfied and prior to any distribution to the holders of the Common Stock.

Common stock

The Company is authorized to issue 100,000,000 shares of no par value Common Stock, of which 32,674,954 and 32,666,454 shares were outstanding at December 31, 2019 and 2018, respectively. Additionally, as of December 31, 2019, a total of 1,412,245 shares of Common Stock were issuable upon the conversion of Preferred Stock and the exercise of stock options.

13.	RELATED PARTY TRANSACTIONS

The Company has a license agreement with the Chief Executive Officer of the Company. See Note 6.

14.	STOCK OPTIONS

Stock options

Options for the purchase of 3,649,508 shares of Common Stock have been issued under the 2008 Stock Option Plan. Options for the purchase of 639,300 shares under the 2008 Stock Option Plan were outstanding as of December 31, 2019. No shares are available for future issuance under the 2008 Stock Option Plan, which expired July 25, 2018.

The Compensation and Benefits Committee administered the Company’s stock option plan prior to its termination.

Director, officer, and employee options

A summary of Director, officer, and employee options granted and outstanding under the 2008 Stock Option Plan is presented below:

	Years Ended December 31,
	2019		2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,300,303	$1.57	1,805,519	$1.51	1,817,919	$1.52
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Forfeited	(661,003)	$(1.05)	(505,216)	$(1.36)	(12,400)	$(2.75)

Outstanding at end of period	639,300	$2.12	1,300,303	$1.57	1,805,519	$1.51

Exercisable at end of period	639,300	$2.12	1,300,303	$1.57	1,803,119	$1.51

No options were issued in 2019, 2018, or 2017 to employees or non-employee directors.

The following table summarizes information about Director, officer, and employee options outstanding under the stock option plan at December 31, 2019:

Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Shares Exercisable
$1.05	200,000	6.99	200,000
$1.46	50,000	3.37	50,000
$2.75	389,300	6.70	389,300

Non-employee options

A summary of options outstanding and held by non-employees is as follows:

	Years Ended December 31,
	2019		2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	57,500	$0.81	57,500	$0.81	57,500	$0.81
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Forfeited	(57,500)	$(0.81)	—	$—	—	$—

Outstanding at end of period	—	$—	57,500	$0.81	57,500	$0.81

Exercisable at end of period	—	$—	57,500	$0.81	57,500	$0.81

In 2017, the Company recognized stock-based compensation expense of $672 thousand. The Company recorded no stock-based compensation expense in 2018 or 2019. At December 31, 2019, there were 250,000 stock options with exercise prices lower than the closing market price. The intrinsic value of these options at December 31, 2019 was $92,000.

Options Pricing Models – Assumptions

The expected life is based on the Company’s historical experience with option exercise trends. The assumptions for expected volatility are based on a calculation of volatility over the five-years preceding the grant date. Risk-free interest rates are set using grant-date U.S. Treasury yield curves. In its calculations, the Company assumed no dividends. The Company elected a policy to account for forfeitures as they occur, rather than on an estimated basis.

15.	401(k) PLAN

The Company implemented an employee savings and retirement plan (the “401(k) Plan”) in 2005 that is intended to be a tax-qualified plan covering substantially all employees. The 401(k) Plan is available to all employees on the first day of the month after 90 days of service. Under the terms of the 401(k) Plan, employees may elect to contribute up to 88% of their compensation, or the statutory prescribed limit, if less. The Company may, at its discretion, match employee contributions. For 2017, 2018, and 2019, the Company matched each participant’s elective deferrals up to 2% of the participant’s compensation for the pay period. The total match was $145,474, $145,146, and $117,917 in 2017, 2018, and 2019, respectively.

16.	BUSINESS SEGMENT

The following is a summary of the Company’s sales and long-lived assets by geography:

	2019	2018	2017
U.S. sales	$31,897,924	$28,646,574	$27,015,712
North and South America sales (excluding U.S.)	8,248,990	3,597,444	6,380,745
Other international sales	1,650,265	1,030,684	1,097,381
Total sales	$41,797,179	$33,274,702	$34,493,838

Long-lived assets	2019	2018
U.S.	$10,542,688	$10,738,253
International	$89,369	$113,494

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

The Company’s insurance carrier assessed damages of $1,009,960 and the Company’s deductible was $5,000. The Company received these funds from its carrier in the second quarter of 2017. Repairs commenced during the third quarter of 2017. All repairs were completed in the fourth quarter of 2018.

During 2017, the Company incurred and recognized $538,667 in repairs due to the storm damage. Repair expense during 2018 was $203,289. This repair expense was offset by the insurance proceeds, resulting in no impact to the Statements of Operations. The remaining insurance proceeds of $261 thousand were recognized as income in the fourth quarter of 2018.

18.	LEASES

The Company has operating leases for a corporate office and equipment.  The leases have a remaining lease term of one year.  The Company currently has no finance leases.  The right-of-use (“ROU”) asset is determined based on the lease liability adjusted for lease incentives received.  Lease expense is recognized on a straight-line basis over the lease term.  The leases may include various expenses incidental to the use of the property, such as common area maintenance, property taxes and insurance.  These costs are separate from the minimum rent payment and are not considered in the determination of the lease liability and ROU asset.  The Company has not noted any material instances in its leases where these costs were combined with the minimum rent payment and has therefore elected the policy to not separate lease from non-lease components if they are combined with the minimum rent payment.  The option periods are not included in the determination of the lease liability and right-of-use asset as the Company is not reasonably certain if it will extend at the time of lease commencement.

The operating lease cost component of the lease expense was $80,648 and $79,331 for the years ended December 31, 2019 and 2018, respectively.  The cash paid for amounts included in the measurement of lease liabilities as a component of cash flows related to leases was $80,648 and $79,331 for the years ended December 31, 2019 and 2018, respectively.

Assets and liabilities associated with these leases included in the Balance Sheets are as follows:

	December 31,
	2019	2018
OPERATING LEASES
Other assets	$82,359	$163,007
Other accrued liabilities	$82,359	$80,648
Other long-term liabilities	—	82,359
Total operating lease liabilities	$82,359	$163,007

The weighted average remaining lease term is 1.0 year and the weighted average discount rate is 4.0% at December 31, 2019.

Future minimum payments under non-cancelable operating leases and financing leases consist of the following at December 31, 2019:

Year ending December 31,2020	$84,155

Less imputed interest	(1,796)
Total	$82,359

19.	HELD-TO-MATURITY SECURITIES – CORRECTION OF ERRORS

The Balance Sheet as of December 31, 2018 has been revised to reflect a correction of an error to the classification of investments previously recorded as Held-to-Maturity.  During the quarter ended June 30, 2019, the Company determined that, during 2018, it had incorrectly classified certain investments as Held-to-Maturity that should have been classified as Available-for-Sale.  The Company views the correction of the classification error to be immaterial to previously filed financial statements.  Nonetheless, the Company has revised the presentation of the Balance Sheet at December 31, 2018 to reflect the reclassification of all previously recorded Held-to-Maturity investments as Available-for-Sale.  The effect on the Balance Sheet as of December 31, 2018 is to reclassify $2,986,156 from Held-to-Maturity securities to Investments in debt and equity securities, at fair value.  In addition, Total current assets at December 31, 2018 were increased by $1,989,923 as a result of this reclassification.  There was no impact to the Statement of Operations for 2018 as a result.  The Company will continue to revise its previously-issued financial statements on a prospective basis for this classification error as well as the related disclosures of the fair value of financial instruments.

20.	SUBSEQUENT EVENTS

Effective January 13, 2020, the Company agreed with two preferred stockholders to purchase outstanding Class B Convertible Preferred Stock (the “Preferred Stock”) for cash and Common Stock. Such preferred stockholders tendered to the Company a total of 2,500 shares of Series III Preferred Stock and 5,000 shares of Series IV Preferred Stock. A total of $75,000 and 7,500 shares of Common Stock were issued as consideration therefor. In accordance with the terms of the agreements, the preferred stockholders agreed to waive all unpaid dividends in arrears associated with their Preferred Stock, which resulted in a waiver of a total of $149,795 in unpaid dividends in arrears.

Subsequent to December 31, 2019, the World Health Organization (WHO) declared the novel coronavirus outbreak a public health emergency. On March 11th, 2020, the WHO Director-General declared that COVID-19 be characterized as a pandemic. Since that time, the situation surrounding the pandemic and the effects on the world economy, public health across the globe and U.S. businesses has been, and continues to be, a fluid situation. The Company is continuing to monitor the situation, including our outsourcing of products from China, the availability of materials and other resources used in production in the United States, the availability of necessary transportation of products from our vendors and to our customers, available labor force needed to continue operations, and the ability to meet the demand requirements of our existing customers. These factors, and numerous other factors which are not yet known, present challenges and uncertainties which the Company cannot quantify at this time. It is possible that these factors may have a materially adverse impact to the Company.

SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

The selected quarterly financial data for the periods ended December 31, 2019, and 2018, have been derived from the Company's unaudited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods. Certain quarterly amounts may differ from full year totals due to rounding.

	(In thousands, except for per share and outstanding stock amounts) 2019
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Sales, net	$7,932	$9,596	$11,640	$12,629
Cost of sales	5,442	6,665	7,872	7,680
Gross profit	2,490	2.931	3,768	4,949
Total operating expenses	2,665	2,602	2,789	3,110
Income (loss) from continuing operations	(175)	329	979	1,839
Interest and other income	91	110	91	59
Interest expense	(46)	(44)	(41)	(36)
Provision (benefit) for income taxes	—	3	4	1
Net income (loss)	(130)	392	1,025	1,861
Preferred stock dividend requirements	(176)	(175)	(175)	(177)
Income (loss) applicable to common shareholders	$(306)	$217	$850	$1,684
Basic earnings (loss) per share	$(0.01)	$0.01	$0.03	$0.05
Diluted earnings (loss) per share	$(0.01)	$0.01	$0.03	$0.05
Earnings (loss) per share from continuing operations	$(0.01)	$0.01	$0.03	$0.05
Weighted average common shares outstanding - basic	32,666,454	32,674,954	32,674,954	32,674,954
Weighted average common shares outstanding - diluted	32,666,454	32,674,954	32,674,954	32,710,248
Gross profit margin	31.4%	30.5%	32.4%	39.2%

	(In thousands, except for per share and outstanding stock amounts) 2018
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Sales, net	$7,673	$7,475	$9,863	$8,264
Cost of sales	4,813	5,407	7,067	5,766
Gross profit	2,860	2,068	2,796	2,498
Total operating expenses	3,017	3,007	2,856	2,932
Income from insurance proceeds	—	—	—	261
Loss from continuing operations	(157)	(939)	(60)	(173)
Interest and other income	28	35	39	51
Interest expense	(50)	(44)	(42)	(41)
Provision (benefit) for income taxes	—	—	—	(13)
Net loss	(179)	(948)	(63)	(150)
Preferred stock dividend requirements	(176)	(176)	(176)	(177)
Loss applicable to common shareholders	$(355)	$(1,124)	$(239)	$(327)
Basic loss per share	$(0.01)	$(0.03)	$(0.01)	$(0.01)
Diluted loss per share	$(0.01)	$(0.03)	$(0.01)	$(0.01)
Loss per share from continuing operations	$(0.01)	$(0.03)	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic	32,666,454	32,666,454	32,666,454	32,666,454
Weighted average common shares outstanding - diluted	32,666,454	32,666,454	32,666,454	32,666,454
Gross profit margin	37.3%	27.7%	28.3%	30.2%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no reportable disagreements with accountants on accounting and financial disclosures.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (the “SEC”) rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The term internal control over financial reporting means a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, Management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of Management and Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements. Management used the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting as required by paragraph (c) of Rule 13a-15 under the Exchange Act. Management, with the participation of our CEO and CFO, concluded that our internal control over financial reporting as of December 31, 2019, was effective. No material weaknesses in our internal control over financial reporting were identified by Management.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2019 or subsequent to December 31, 2019, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information in the sections “Proposal – The Election of Three Class 2 Directors” and “Corporate Governance” in the 2020 proxy statement is incorporated herein by reference.

Item 11. Executive Compensation.

The information in the section “Compensation” in the 2020 proxy statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the section “Security Ownership” in the 2020 proxy statement is incorporated herein by reference. See also Item 5 of Part II of this Annual Report for Equity Compensation Plan Information.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the section “Corporate Governance” in the 2020 proxy statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information in the section “Accounting Matters” in the 2020 proxy statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1)	All financial statements: See Retractable Technologies, Inc. Index to Financial Statements on Page F-2.

	(2)	Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below. Schedule II-Schedule of Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018, and 2017:

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Provision for Inventories
Fiscal year ended 2017	$595,523	$—	$584	$594,939
Fiscal year ended 2018	$594,939	$—	$297,731	$297,208
Fiscal year ended 2019	$297,208	$—	$—	$297,208

Provision for Accounts Receivable
Fiscal year ended 2017	$1,731,985	$24,272	$1,654,385	$101,872
Fiscal year ended 2018	$101,872	$47,793	$—	$149,665
Fiscal year ended 2019	$149,665	$—	$3,283	$146,382

Deferred Tax Valuation
Fiscal year ended 2017	$9,197,333	$—	$3,371,379	$5,825,954
Fiscal year ended 2018	$5,825,954	$325,444	$—	$6,151,398
Fiscal year ended 2019	$6,151,398	$—	$1,121,560	$5,029,838

	Balance at beginning of period	Additions	Deductions	Balance at end of period

Provision for Rebates		(A)	(B)	(C)
Fiscal year ended 2017	$38,983,285	$21,738,072	$55,927,164	$4,794,193
Fiscal year ended 2018	$4,794,193	$24,372,111	$24,579,457	$4,586,847
Fiscal year ended 2019	$4,586,847	$24,212,830	$24,526,108	$4,273,569

(A)	Represents estimated rebates deducted from gross revenues

(B)	Represents rebates credited to the distributor and charge offs against the allowance

(C)	Includes $3,586,726; $3,896,341; and $4,115,628 in Accounts payable for 2019, 2018, and 2017, respectively.

(3)       Exhibits:

The following exhibits are filed herewith or incorporated herein by reference to exhibits previously filed with the SEC.

(b)       Exhibits

Exhibit No.	Description of Document
3(i)	Restated Certificate of Formation with Certificates of Designation, Preferences, Rights and Limitations of Class B Preferred Stock (all Series)*

3(ii)	Fourth Amended and Restated Bylaws of RTI**

4	Restated Certificate of Formation with Certificates of Designation, Preferences, Rights and Limitations of Class B Preferred Stock (all Series)*

4(vi)	Description of Securities◦◦◦

10.1	Sample United States Distribution Agreement***

10.2	Sample Foreign Distribution Agreement***

10.3	Employment Agreement between RTI and Thomas J. Shaw dated as of January 1, 2008 (This is a management compensation contract.)****

10.4	Technology License Agreement between Thomas J. Shaw and RTI dated the 23rd day of June 1995***

10.5	First Amendment to Technology License Agreement between Thomas J. Shaw and RTI dated the 3rd day of July, 2008*****

10.6	Second Amendment to Technology License Agreement between Thomas J. Shaw and Retractable Technologies, Inc. dated as of the 7th day of September, 2012†

10.7	Retractable Technologies, Inc. First Amended 2008 Stock Option Plan††

10.8	Voting Agreement Between Thomas J. Shaw and Suzanne August dated November 8, 2006◦

14	Retractable Technologies, Inc. Code of Business Conduct and Ethics◦◦

31.1	Certification of Principal Executive Officer◦◦◦

31.2	Certification of Principal Financial Officer◦◦◦

32	Section 1350 Certifications◦◦◦

101	The following materials from this report, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2019, and 2018, (ii) the Statements of Operations for the years ended December 31, 2019, 2018, and 2017, (iii) the Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018, and 2017, (iv) the Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017, and (v) Notes to Financial Statements.◦◦◦

*	Incorporated herein by reference to RTI’s Form 10-Q filed on November 15, 2010

**	Incorporated herein by reference to RTI’s Form 8-K filed on May 13, 2010

***	Incorporated herein by reference to RTI’s Registration Statement on Form 10-SB filed on June 23, 2000

****	Incorporated herein by reference to RTI's Form 10-Q filed on November 14, 2008

*****	Incorporated herein by reference to RTI’s Form 10-K filed on March 31, 2009

†	Incorporated herein by reference to RTI's Form 10-Q filed on November 14, 2012

††	Incorporated herein by reference to RTI's Form 10-Q filed on November 14, 2014

◦	Incorporated herein by reference to RTI’s Schedule TO filed on October 17, 2008

◦◦	Incorporated herein by reference to RTI’s Form 8-K filed on February 19, 2010

◦◦◦	Filed herewith

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

March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John W. Fort III
JOHN W. FORT III
VICE PRESIDENT, CHIEF FINANCIAL OFFICER, PRINCIPAL ACCOUNTING OFFICER, TREASURER, AND DIRECTOR

March 30, 2020

/s/ Amy Mack
AMY MACK
DIRECTOR

March 30, 2020

/s/ Marco Laterza
MARCO LATERZA
DIRECTOR

March 30, 2020

/s/ Walter O. Bigby, Jr.
WALTER O. BIGBY, JR.
DIRECTOR

March 30, 2020

/s/ Darren E. Findley
DARREN E. FINDLEY
DIRECTOR

March 30, 2020