Form 10-Q
period 2020-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2020-05-15
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,682,454 shares of Common Stock, no par value, issued and outstanding on May 1, 2020.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2020

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$7,605,134	$5,934,749
Accounts receivable, net	5,193,840	6,564,371
Investments in debt and equity securities, at fair value	7,649,081	7,771,660
Inventories, net	6,373,132	7,450,592
Income taxes receivable	100,785	50,392
Other current assets	669,767	635,201
Total current assets	27,591,739	28,406,965

Property, plant, and equipment, net	10,607,718	10,632,057
Income taxes receivable	—	50,393
Other assets	67,832	88,315
Total assets	$38,267,289	$39,177,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,434,967	$5,007,604
Current portion of long-term debt	264,579	260,939
Accrued compensation	774,659	607,339
Dividends payable	54,800	54,800
Accrued royalties to shareholder	869,108	921,445
Other accrued liabilities	822,882	1,387,149
Income taxes payable	618	17,944
Total current liabilities	7,221,613	8,257,220

Long-term debt, net of current maturities	2,310,248	2,378,055
Total liabilities	9,531,861	10,635,275

Commitments and contingencies — see Note 7

Stockholders’ equity:
Preferred stock, $1 par value:
Series I, Class B	96,000	96,000
Series II, Class B	171,200	171,200
Series III, Class B	126,745	129,245
Series IV, Class B	337,500	342,500
Series V, Class B	34,000	34,000
Common stock, no par value	—	—
Additional paid-in capital	61,538,444	61,660,744
Accumulated deficit	(33,568,461)	(33,891,234)
Total stockholders’ equity	28,735,428	28,542,455
Total liabilities and stockholders’ equity	$38,267,289	$39,177,730

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Sales, net	$11,202,217	$7,932,474
Cost of sales
Cost of manufactured product	6,802,675	4,776,744
Royalty expense to shareholder	869,108	665,411
Total cost of sales	7,671,783	5,442,155
Gross profit	3,530,434	2,490,319

Operating expenses
Sales and marketing	1,135,980	875,546
Research and development	138,537	127,456
General and administrative	1,775,204	1,662,095
Total operating expenses	3,049,721	2,665,097
Income (loss) from operations	480,713	(174,778)

Interest and other income (expense)	(141,417)	91,432
Interest expense	(33,849)	(45,875)
Income (loss) before income taxes	305,447	(129,221)
Provision (benefit) for income taxes	(17,326)	—
Net income (loss)	322,773	(129,221)
Preferred Stock dividend requirements	(174,143)	(176,249)
Income (loss) applicable to common shareholders	$148,630	$(305,470)

Basic earnings (loss) per share	$0.00	$(0.01)

Diluted earnings (loss) per share	$0.00	$(0.01)

Weighted average common shares outstanding:
Basic	32,681,204	32,666,454
Diluted	32,745,972	32,666,454

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash flows from operating activities
Net income (loss)	$322,773	$(129,221)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	210,369	211,754
Net unrealized (gain) loss on investments	164,342	(43,102)
Provision for doubtful accounts	125,000	—
(Increase) decrease in operating assets:
Accounts receivable	1,245,531	263,928
Inventories	1,077,460	130,992
Other current assets	(34,566)	(73,290)
Other assets	20,483	—
Decrease in operating liabilities:
Accounts payable	(572,637)	(522,320)
Accrued liabilities	(466,610)	(554,745)
Net cash provided (used) by operating activities	2,092,145	(716,004)

Cash flows from investing activities
Purchase of property, plant, and equipment	(186,030)	(29,485)
Purchase of debt and equity securities	(41,763)	(4,515,612)
Net cash used by investing activities	(227,793)	(4,545,097)

Cash flows from financing activities
Repayments of long-term debt	(64,167)	(102,454)
Repurchase of preferred stock	(75,000)	—
Payment of preferred stock dividends	(54,800)	(55,113)
Net cash used by financing activities	(193,967)	(157,567)

Net increase (decrease) in cash and cash equivalents	1,670,385	(5,418,668)

Cash and cash equivalents at:
Beginning of period	5,934,749	9,647,292
End of period	$7,605,134	$4,228,624

Supplemental schedule of cash flow information:
Interest paid	$33,851	$45,875
Income taxes paid	$—	$—

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$54,800	$55,113

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

The following shows the changes in stockholders’ equity for the three-month period ended March 31, 2020:

	Common Stock	Series I Class B Preferred Stock	Series II Class B Preferred Stock	Series III Class B Preferred Stock	Series IV Class B Preferred Stock	Series V Class B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2019	$—	$96,000	$171,200	$129,245	$342,500	$34,000	$61,660,744	$(33,891,234)	$28,542,455
Exchange of Preferred Stock for Common Stock	—	—	—	(2,500)	(5,000)	—	(67,500)	—	(75,000)
Dividends	—	—	—	—	—	—	(54,800)	—	(54,800)
Net Income	—	—	—	—	—	—	—	322,773	322,773
Balance at March 31, 2020	$—	$96,000	$171,200	$126,745	$337,500	$34,000	$61,538,444	$(33,568,461)	$28,735,428

The following shows the changes in stockholders’ equity for the three-month period ended March 31, 2019:

	Common Stock	Series I Class B Preferred Stock	Series II Class B Preferred Stock	Series III Class B Preferred Stock	Series IV Class B Preferred Stock	Series V Class B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2018	$—	$98,500	$171,200	$129,245	$342,500	$40,000	$61,871,756	$(37,039,468)	$25,613,733
Dividends	—	—	—	—	—	—	(55,112)	—	(55,112)
Net Loss	—	—	—	—	—	—	—	(129,221)	(129,221)
Balance at March 31, 2019	$—	$98,500	$171,200	$129,245	$342,500	$40,000	$61,816,644	$(37,168,689)	$25,429,400

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

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of Management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements incorporated into its Form 10-K filed on March 30, 2020 for the year ended December 31, 2019.

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

Accounts receivable

The Company records trade receivables when revenue is recognized. No product has been consigned to customers. The Company’s allowance for doubtful accounts is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. This provision is reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. The Allowance for bad debt was $271 thousand and $147 thousand as of March 31, 2020 and December 31, 2019, respectively.

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

The following table reflects our significant customers for the first quarters of 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Number of significant customers	3	3
Aggregate dollar amount of net sales to significant customers	$5.4 million	$3.9 million
Percentage of net sales to significant customers	48.2%	48.6%

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China. The Company obtained roughly 80.3% and 76.1% of its products in the first three months of 2020 and 2019, respectively, from its Chinese manufacturers. In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company would need to find an alternate manufacturer for its blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes, and would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

Revenue recognition

The Company recognizes revenue when it has satisfied all performance obligations to the customer, generally when title and risk of loss pass to the customer. Payments from customers with approved credit terms are typically due 30 days from the invoice date. Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances. Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports. Rebates are recorded when issued and are applied against the customer’s receivable balance. Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor. One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report. Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted. The estimated contractual allowance is included in Accounts payable in the Condensed Balance Sheets and deducted from Revenues in the Condensed Statements of Operations. Accounts payable included estimated contractual allowances for $3,113,608 and $3,586,726 as of March 31, 2020 and December 31, 2019, respectively. The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors. Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company. End-users do not receive any contractual allowances on their purchases. Any product shipped or distributed for evaluation purposes is expensed.

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

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the three months ended March 31, 2020:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$6,972,935	$580,123	$765,860	$17,879	$8,336,797
North and South America sales (excluding U.S.)	2,054,784	2,700	1,496	687,420	2,746,400
Other international sales	114,830	1,740	—	2,450	119,020
Total	$9,142,549	$584,563	$767,356	$707,749	$11,202,217

	For the three months ended March 31, 2019:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$5,625,387	$451,077	$48,472	$14,975	$6,139,911
North and South America sales (excluding U.S.)	1,330,330	3,863	252	925	1,335,370
Other international sales	241,243	210,700	—	5,250	457,193
Total	$7,196,960	$665,640	$48,724	$21,150	$7,932,474

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

Earnings per share

The Company computes basic earnings or loss per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock. The calculation of diluted EPS excluded 382,800 and 1,357,803 shares of common Stock underlying issued and outstanding stock option at March 31, 2020 and 2019, respectively, as their effect was antidilutive. All common stock issuable upon the conversion of convertible preferred stock is excluded from the calculation of of diluted EPS as their effect was antidilutive for all periods presented. The potential dilution, if any, is shown on the following schedule:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net income (loss)	$322,773	$(129,221)
Preferred stock dividend requirements	(174,143)	(176,249)
Income (loss) applicable to common shareholders	$148,630	$(305,470)
Weighted average common shares outstanding	32,681,204	32,666,454
Weighted average common and common equivalent shares outstanding — assuming dilution	32,745,972	32,666,454
Basic earnings (loss) per share	$0.00	$(0.01)
Diluted earnings (loss) per share	$0.00	$(0.01)

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

Recently Adopted Pronouncements

The Company adopted ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as well as subsequent clarifying amendments on January 1, 2020 effective for the quarter ended March 31, 2020.  Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Many of the loss estimation techniques applied previously will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  The adoption of ASU 2016-13, as well as the Targeted Transition Relief as provided by ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326) – Targeted Transition Relief” did not have a material impact on the Company’s financial statements.

The Company adopted ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40):  Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (a Consensus of the FASB Emerging Issues Task Force)” on January 1, 2020 effective for the quarter ended March 31, 2020.  This amendment requires that implemented costs incurred in a hosting arrangement that is a service contract should be accounted for in accordance with ASC 350-40 Internal-Use Software.  Accordingly, costs incurred during the preliminary project and post-implementation stages are expensed and costs associated with the application development phase are capitalized.  The amendment also requires that capitalized costs be amortized over the term of the hosting arrangement and that capitalized costs should be evaluated for impairment.  The adoption of this ASU did not have a material impact on the Company’s financial statements or disclosures.

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” The amendment modifies, among other things, disclosure requirements on fair value measurements and eliminates certain disclosures related to transfers and valuation levels of Level 3 fair value measurements. Additionally, the amendment requires disclosure of changes in unrealized gains and losses in other comprehensive income for Level 3 fair value measurements and certain qualitative factors related to significant unobservable inputs used in Level 3 valuations. The amendment is effective for annual periods beginning after December 15, 2019 and interim periods within the annual period. The adoption of ASU 2018-13 does not currently have a material effect on the Company’s financial statements, as the Company does not currently have any investments classified as Level 3 fair value measurements.

Recently Issued Pronouncements

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

3.	INVENTORIES

Inventories consist of the following:

	March 31, 2020	December 31, 2019
Raw materials	$1,335,568	$1,254,313
Finished goods	5,334,772	6,493,487
	6,670,340	7,747,800
Inventory reserve	(297,208)	(297,208)
	$6,373,132	$7,450,592

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

•	Level 1 – quoted market prices in active markets for identical assets and liabilities

•	Level 2 – inputs other than quoted prices that are directly or indirectly observable

•	Level 3 - unobservable inputs where there is little or no market activity

The following tables summarize the values of assets designated as Investments in debt and equity securities:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Mutual funds and exchange traded funds	$6,575,762	$—	$—	$6,575,762
Certificates of deposit	—	1,073,319	—	1,073,319
	$6,575,762	$1,073,319	$—	$7,649,081

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Mutual funds and exchange traded funds	$6,708,746	$—	$—	$6,708,746
Certificates of deposit	—	1,062,914	—	1,062,914
	$6,708,746	$1,062,914	$—	$7,771,660

The Company holds high-grade exchange-traded and closed-end funds (ETFs), mutual funds, and debt securities as investments. These assets are readily marketable and are carried at fair value as of the date of the Condensed Balance Sheets. The Company intends to hold these assets for possible future operating requirements.

The following table summarizes gross unrealized gains and losses from Investments in debt and equity securities:

	March 31, 2020
		Gross Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Mutual funds and exchange traded funds	$6,634,108	$—	$(58,346)	$6,575,762
Certificates of deposit	1,050,000	23,319	—	1,073,319
	$7,684,108	$23,319	(58,346)	$7,649,081

	December 31, 2019
		Gross Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Mutual funds and exchange traded funds	$6,592,345	$116,401	$—	$6,708,746
Certificates of deposit	1,050,000	12,914	—	1,062,914
	$7,642,345	$129,315	—	$7,771,660

Unrealized gains (losses) on investments in debt and equity securities was ($164,342) and $43,102 for the three months ended March 31, 2020 and 2019, respectively.

5.	INCOME TAXES

The Company’s effective tax rate on the net income (loss) before income taxes was 0.2% and 0.0% for the three months ended March 31, 2020 and March 31, 2019, respectively.

6.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2020	December 31, 2019
Prepayments from customers	$273,584	$998,601
Accrued property taxes	117,000	—
Accrued professional fees	303,000	263,757
Other accrued expenses	129,298	124,791
	$822,882	$1,387,149

7.	COMMITMENTS AND CONTINGENCIES

On November 7, 2019, the Company filed a lawsuit in the 44th District Court of Dallas County, Texas (No. DC-19-17946) against Locke Lord, LLP and Roy Hardin in connection with their legal representation of the Company in its previous litigation against Becton, Dickinson and Company (“BD”). The Company alleges that the defendants breached their fiduciary duties, committed malpractice, and were negligent in their representation of the Company. The Company seeks actual and exemplary damages, disgorgement, costs, and interest. The defendants have filed a motion to dismiss and the Court has scheduled a hearing on such motion on June 3, 2020.

8.	BUSINESS SEGMENT

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

Revenues by geography are as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
U.S. sales	$8,336,797	$6,139,911
North and South America sales (excluding U.S.)	2,746,400	1,335,370
Other international sales	119,020	457,193
Total sales	$11,202,217	$7,932,474

Long-lived assets by geography are as follows:

	March 31, 2020	December 31, 2019
Long-lived assets
U.S.	$10,524,380	$10,542,688
International	83,338	89,369
Total	$10,607,718	$10,632,057

9.	DIVIDENDS

The Board declared and the Company paid dividends to Series I and Series II Class B Preferred Shareholders in the following amounts: $12,313 and $42,800, respectively, on January 18, 2019 and April 22, 2019. The Board declared and the Company paid dividends to Series I and Series II Class B Preferred Shareholders in the following amounts: $12,000 and $42,800, respectively, on July 19, 2019, October 21, 2019, January 22, 2020 and April 20, 2020.

10.	LEASES

The Company has operating leases for a corporate office and equipment.  The leases have a remaining lease term of less than one year.  The Company currently has no finance leases.  The right-of-use (“ROU”) asset is determined based on the lease liability adjusted for lease incentives received.  Lease expense is recognized on a straight-line basis over the lease term.  The leases may include various expenses incidental to the use of the property, such as common area maintenance, property taxes and insurance.  These costs are separate from the minimum rent payment and are not considered in the determination of the lease liability and ROU asset.  The Company has not noted any material instances in its leases where these costs were combined with the minimum rent payment and has therefore elected the policy to not separate lease from non-lease components if they are combined with the minimum rent payment.  The option periods are not included in the determination of the lease liability and right-of-use asset as the Company is not reasonably certain if it will extend at the time of lease commencement.

The operating lease cost component of the lease expense was $20,283 for the 3-month period ended March 31, 2020.  The cash paid for amounts included in the measurement of lease liabilities as a component of cash flows related to leases was $20,283 for the three months ended March 31, 2020. The operating lease cost component of the lease expense was $19,854 at March 31, 2019. The cash paid for amounts included in the measurement of lease liabilities as a component of cash flows related to leases was $19,854 for the three months ended March 31, 2019.

Assets and liabilities associated with these leases included in the Condensed Balance Sheets are as follows:

	March 31, 2020	December 31, 2019
OPERATING LEASES
Other assets	$62,077	$82,359
Other accrued liabilities	$62,077	$82,359
Other long-term liabilities	—	—
Total operating lease liabilities	$62,077	$82,359

The weighted average remaining lease term is nine months and the weighted average discount rate is 4.0%.

Future minimum payments under non-cancelable operating leases and financing leases consist of the following at March 31, 2020:

Year ending December 31, 2020	$63,116

Less imputed interest	(1,039)
Total	$62,077

11.	EXCHANGE OF COMMON STOCK FOR PREFERRED STOCK

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

12.	COVID-19

To date, the Company’s manufacturing facility in Little Elm, Texas has continued to operate due to its status as an essential business. As a result of the COVID-19 pandemic, the Company has implemented certain safety precautions at its facility to reduce the risk of the potential spread of the novel coronavirus. The Company has implemented arrangements to reduce the number of office staff employees working on-site at the production facility, as well as instituting personal distancing policies and monitoring of essential production staff to minimize the risk of infection. Such precautions have not reduced the Company’s ability or capacity to operate at normal manufacturing levels. The Company continues to monitor the evolving situation and will work to further mitigate risks to our staff and to our customers. At this time, the Company believes that it has sufficient inventory, manufacturing capacity, and the ability to source products to meet current demand. The Company is unable to predict with certainty the course of the pandemic and resulting potential effect on our ability to maintain current operational functionality. The Company is continuing to evaluate the ever-changing circumstances surrounding this pandemic as relates to its ability to continue to source materials and products, maintain a workforce, and operate our business effectively and efficiently.

13.	SUBSEQUENT EVENTS

On April 17, 2020, the Company entered into a promissory note in the principal amount of $1,363,000 (the “PPP Loan”) in favor of Independent Bank (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act, administered by the U.S. Small Business Administration (“SBA”). The PPP Loan matures on April 17, 2022 and bears interest at a rate of 1.0% per annum. Commencing November 17, 2020, the Company is required to pay the Lender equal monthly payments of principal and interest as necessary to fully amortize the principal amount outstanding by the maturity date. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The PPP Loan is unsecured and is a non-recourse obligation. All or a portion of the PPP Loan may be forgiven upon application to the Lender during the 8-week period beginning on the date of first disbursement for certain expenditure amounts, including payroll costs, in accordance with the requirements under the PPP. In the event all or any portion of the PPP Loan is forgiven, the amount forgiven is applied to outstanding principal.

On May 1, 2020, the Company was awarded a delivery order under an existing contract by the Department of Health and Human Services of the United States to supply automated retraction safety syringes. The total fixed price under the delivery order is $83,788,440. The existing contract was executed in September 2018, but the order placed on May 1, 2020 is unusually significant to the Company. The Company expects to increase both domestic and foreign production and add additional personnel in response to this material delivery order. The Company expects to perform under this delivery order during 2020 and a portion of 2021.

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997. VanishPoint® syringes comprised 81.6% of our sales in the first quarter of 2020. We also manufacture and market the EasyPoint® needle, blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set. We currently provide other safety medical products in addition to safety products utilizing retractable technology. One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections associated with catheter hub contamination.

In the second quarter of 2016, we began selling the EasyPoint® needle. EasyPoint® needles made up 6.9% of revenues for the quarter ended March 31, 2020. The EasyPoint® is a retractable needle that can be used with Luer lock syringes, Luer slip syringes, and prefilled syringes to give injections. The EasyPoint® needle can also be used to aspirate fluids and collect blood.

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

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season. As discussed below, we expect an increase in sales due to a recent order from the United States government. We can reasonably expect the order relates to the novel coronavirus pandemic. We cannot predict whether our sales trends will correspond with the usual flu season this year and we cannot estimate the consequences to our industry of stay-at-home orders and other precautions on sales to our customers other than the United States government.

On May 1, 2020, we were awarded a delivery order under an existing contract by the Department of Health and Human Services of the United States to supply automated retraction safety syringes. The total fixed price under the delivery order is $83,788,440. The existing contract was executed in September 2018, but the order placed on May 1, 2020 is unusually significant. We expect to increase both domestic and foreign production and add additional personnel in response to this material delivery order. We expect to perform under this delivery order during 2020 and a portion of 2021.

As discussed in Note 13 to the financial statements, on April 17, 2020, we entered into a promissory note in the principal amount of $1,363,000 (the “PPP Loan”) in favor of Independent Bank (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act, administered by the U.S. Small Business Administration (“SBA”).

The Further Consolidated Appropriations Act signed into law on December 20, 2019, has permanently repealed the 2.3% medical device excise tax. Prior to the repeal, the tax was on a 4-year moratorium. As a result of the repeal and the prior moratorium, sales of taxable medical devices after December 31, 2015, are not subject to the tax.

Product purchases from our Chinese manufacturers have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost. In the first quarter of 2020, our Chinese manufacturers produced approximately 80.3% of our products. Despite the global disruption of the coronavirus pandemic, we have not experienced a significant disruption to our supply chain. In the event that we become unable to purchase products from our Chinese manufacturers, we would need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

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

With increased volumes, our manufacturing unit costs have generally tended to decline. Factors that could affect our unit costs include possible tariffs, increases in costs by third party manufacturers, changing production volumes, costs of petroleum products, and transportation costs. Increases in such costs may not be recoverable through price increases of our products. Recently, decreases in costs of petroleum products have reduced certain costs.

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements. Dollar amounts have been rounded for ease of reading. All period references are to the periods ended March 31, 2020 or 2019.

Comparison of Three Months Ended March 31, 2020 and March 31, 2019

Domestic sales accounted for 74.4% and 77.4% of our revenues for the three months ended March 31, 2020 and 2019, respectively. Domestic revenues increased 35.8% principally due to increased volumes. Domestic unit sales increased 31.4%. Domestic unit sales were 65.2% of total unit sales for the three months ended March 31, 2020. International unit sales and revenues increased 56.8% and 59.9%, respectively, due to higher unit sales. Our international orders may be subject to significant fluctuation over time. Overall unit sales increased 39.2%. While we cannot predict the effect of the novel coronavirus on future periods, we do not believe that the virus had a material effect on sales in the first quarter of 2020.

Gross profit increased 41.8% primarily due to higher unit sales volumes and average unit pricing.

The cost of manufactured products sold increased by 42.4% due to an increase in overall units sold and the composition of product mix. Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix. Royalty expense increased 30.6% due to increased gross sales.

Operating expenses increased 14.4% or $385 thousand. The increase was primarily due to payroll and employee-related costs, including health insurance benefits.

Our operating income was $481 thousand compared to an operating loss of $175 thousand for the same period last year. The increase was due primarily to an increase in sales.

Our effective tax rate on the net loss before income taxes was 0.2% and 0.0% for the three months ended March 31, 2020 and March 31, 2019, respectively.

Discussion of Balance Sheet and Statement of Cash Flow Items

Cash comprises 19.9% of total assets. Working capital was $20.4 million at March 31, 2020, an increase of $177 thousand from December 31, 2019.

Cash provided by operations was $2.1 million for the three months ended March 31, 2020 due primarily to a decrease of both accounts receivable and inventories.

LIQUIDITY

At the present time, Management does not intend to publicly raise equity capital. Our ability to obtain additional funds through traditional loans is uncertain.

Historical Sources of Liquidity

We have historically funded operations primarily from the proceeds from revenues, private placements, litigation settlements, and loans.

Internal Sources of Liquidity

Margins and Market Access

To achieve routinely positive or break-even quarters, we need increased access to hospital markets which has been difficult to obtain. We will continue to attempt to gain access to the market through our sales efforts, innovative technology, the introduction of new products, and, when necessary, litigation.

We continue to focus on methods of upgrading our manufacturing capability and efficiency. In the second quarter of 2020, we plan to increase our workforce in response to a material order from the United States government. Additional equipment may also be necessary for foreign and/or domestic production.

Fluctuations in the cost and availability of raw materials and inventory and our ability to maintain favorable manufacturing arrangements and relationships could result in the need to manufacture all (as opposed to 19.7%) of our products in the U.S. or find other manufacturers. This could temporarily increase unit costs as we ramp up domestic production.

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

Seasonality

Historically, unit sales have increased during the flu season. However, we expect an increase in sales due to a recent order from the United States government. We can reasonably expect the order relates to the novel coronavirus pandemic. We cannot predict whether our sales trends will correspond with the usual flu season this year and we cannot estimate the consequences to our industry of stay-at-home orders and other precautions on sales to our customers other than the United States government.

Cash Requirements

We have sufficient cash reserves, recently received a PPP loan, and have begun to realize profits from operations. We also have access to our investments, which may be liquidated in the event that we need to access the funds for operations.

External Sources of Liquidity

Our ability to obtain additional funds through traditional loans is uncertain, but we recently received a PPP Loan, as described above, in the principal amount of $1,363,000. It is unlikely we would choose to raise funds by the public sale of equity.

CAPITAL RESOURCES

There were no material commitments for capital expenditures in the first quarter of 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the first quarter of 2020 or subsequent to March 31, 2020 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Please refer to Note 7 to the financial statements for a complete description of all legal proceedings.

Item 1A.	Risk Factors.

In addition to the Risk Factors as set forth in our most recent annual report which is available on EDGAR, we note that the novel coronavirus has disrupted daily life in the United States and remains a significant risk to every aspect of our operations including the health and welfare of our workforce, our ability to secure transportation, and the maintenance of our supply chain. Additionally, our material $83.8 million delivery order from the United States government presents unusual challenges for our business. Our performance may not be realized if we cannot timely and adequately increase domestic and foreign production. Moreover, in light of such volume requirements, we may not be able to maintain our usual service levels to our existing customers.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Effective January 13, 2020, we agreed with two preferred stockholders to purchase outstanding Class B Convertible Preferred Stock (the “Preferred Stock”) for cash and Common Stock. Such preferred stockholders tendered to us a total of 2,500 shares of Series III Preferred Stock and 5,000 shares of Series IV Preferred Stock. A total of $75,000 and 7,500 shares of Common Stock were issued as consideration therefor. In accordance with the terms of the agreements, the preferred stockholders agreed to waive all unpaid dividends in arrears associated with their Preferred Stock, which resulted in a waiver of a total of $149,795 in unpaid dividends in arrears. We are relying on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”) to exempt these transactions from the registration requirements of the Securities Act.

Item 3.	Defaults Upon Senior Securities.

Working Capital Restrictions and Limitations on the Payment of Dividends

The Company declared a dividend to the Series I Class B and Series II Class B Convertible Preferred Shareholders in the aggregate amount of $54,800. This dividend was paid on April 20, 2020.

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

For the three months ended March 31, 2020, no dividends were in arrears.

Series II Class B Convertible Preferred Stock

For the three months ended March 31, 2020, no dividends were in arrears.

Series III Class B Convertible Preferred Stock

For the three months ended March 31, 2020, the amount of dividends in arrears was $30,587 and the total arrearage was $4,383,270 as of March 31, 2020.

Series IV Class B Convertible Preferred Stock

For the three months ended March 31, 2020, the amount of dividends in arrears was $86,036 and the total arrearage was $6,813,771 as of March 31, 2020.

Series V Class B Convertible Preferred Stock

For the three months ended March 31, 2020, the amount of dividends in arrears was $2,720 and the total arrearage was $1,022,916 as of March 31, 2020.

Item 6.	Exhibits.

Exhibit No.	Description of Document

10.1	U.S. Small Business Administration Note*

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101	The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Condensed Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2020 and 2019, (iv) Condensed Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and 2019; and (v) Notes to Condensed Financial Statements

*       Incorporated herein by reference to RTI’s Form 8-K filed on April 22, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2020	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ JOHN W. FORT III
JOHN W. FORT III
VICE PRESIDENT, CHIEF FINANCIAL OFFICER,
AND CHIEF ACCOUNTING OFFICER

