Form 10-Q
period 2020-06-30
RETRACTABLE TECHNOLOGIES INC
filed 2020-08-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,037,204 shares of Common Stock, no par value, issued and outstanding on August 3, 2020.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2020

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$5,305,098	$5,934,749
Accounts receivable, net	8,460,469	6,564,371
Investments in debt and equity securities, at fair value	10,760,830	7,771,660
Inventories, net	9,395,606	7,450,592
Income taxes receivable	100,785	50,392
Other current assets	624,284	635,201
Total current assets	34,647,072	28,406,965

Property, plant, and equipment, net	10,586,697	10,632,057
Income taxes receivable	—	50,393
Deferred tax asset	1,801,996	—
Other assets	47,266	88,315
Total assets	$47,083,031	$39,177,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,190,442	$5,007,604
Current portion of long-term debt	874,471	260,939
Accrued compensation	783,702	607,339
Dividends payable	54,800	54,800
Accrued royalties to shareholder	951,532	921,445
Other accrued liabilities	1,109,603	1,387,149
Income taxes payable	70,607	17,944
Total current liabilities	11,035,157	8,257,220

Long-term debt, net of current maturities	2,999,446	2,378,055
Total liabilities	14,034,603	10,635,275

Commitments and contingencies — see Note 7

Stockholders’ equity:
Preferred stock, $1 par value:
Series I, Class B	96,000	96,000
Series II, Class B	171,200	171,200
Series III, Class B	126,745	129,245
Series IV, Class B	335,000	342,500
Series V, Class B	34,000	34,000
Common stock, no par value	—	—
Additional paid-in capital	62,087,831	61,660,744
Accumulated deficit	(29,802,348)	(33,891,234)
Total stockholders’ equity	33,048,428	28,542,455
Total liabilities and stockholders’ equity	$47,083,031	$39,177,730

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Sales, net	$11,573,845	$9,595,890	$22,776,062	$17,528,364
Cost of sales
Cost of manufactured product	6,948,567	5,738,025	13,751,242	10,514,769
Royalty expense to shareholder	951,532	926,508	1,820,640	1,591,919
Total cost of sales	7,900,099	6,664,533	15,571,882	12,106,688
Gross profit	3,673,746	2,931,357	7,204,180	5,421,676

Operating expenses
Sales and marketing	851,898	979,614	1,987,878	1,855,160
Research and development	126,255	115,506	264,792	242,962
General and administrative	1,735,718	1,507,434	3,510,922	3,169,529
Total operating expenses	2,713,871	2,602,554	5,763,592	5,267,651
Income from operations	959,875	328,803	1,440,588	154,025

Interest and other income	1,110,217	109,939	968,800	201,371
Interest expense	(35,986)	(43,509)	(69,835)	(89,384)
Income before income taxes	2,034,106	395,233	2,339,553	266,012
Provision (benefit) for income taxes	(1,732,007)	3,481	(1,749,333)	3,481
Net income	3,766,113	391,752	4,088,886	262,531
Preferred Stock dividend requirements	(174,148)	(175,456)	(348,291)	(351,705)
Income (loss) applicable to common shareholders	$3,591,965	$216,296	$3,740,595	$(89,174)

Basic earnings (loss) per share	$0.11	$0.01	$0.11	$(0.00)

Diluted earnings (loss) per share	$0.11	$0.01	$0.11	$(0.00)

Weighted average common shares outstanding:
Basic	32,789,047	32,673,537	32,735,126	32,669,996
Diluted	32,985,381	32,673,537	32,856,003	32,669,996

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash flows from operating activities
Net income	$4,088,886	$262,531
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	419,488	427,018
Net unrealized gain on investments	(870,760)	(102,128)
Realized gains on investments	—	(7,924)
Allowance for doubtful accounts	125,000	—
Deferred taxes	(1,801,996)	—
(Increase) decrease in operating assets:
Accounts receivable	(2,021,098)	(1,244,224)
Inventories	(1,945,014)	478,511
Other current assets	10,917	(37,188)
Other assets	41,049	41,036
Increase (decrease) in operating liabilities:
Accounts payable	2,182,838	(316,145)
Accrued liabilities	(87,702)	(324,776)
Income taxes payable	69,989	3,525
Net cash provided (used) by operating activities	211,597	(819,764)

Cash flows from investing activities
Purchase of property, plant, and equipment	(374,128)	(345,784)
Purchase of debt and equity securities	(2,118,410)	(6,755,714)
Proceeds from the sales of investments	—	2,362,134
Net cash used by investing activities	(2,492,538)	(4,739,364)

Cash flows from financing activities
Proceeds of long - term debt	1,363,000	—
Repayments of long-term debt	(128,797)	(207,070)
Repurchase of preferred stock	(100,000)	—
Proceeds from the exercise of stock options	626,687	—
Payment of preferred stock dividends	(109,600)	(110,226)
Net cash provided (used) by financing activities	1,651,290	(317,296)

Net decrease in cash and cash equivalents	(629,651)	(5,876,424)

Cash and cash equivalents at:
Beginning of period	5,934,749	9,647,292
End of period	$5,305,098	$3,770,868

Supplemental schedule of cash flow information:
Interest paid	$103,687	$89,384
Income taxes paid	$—	$—

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$54,800	$54,800

Conversion of preferred stock to common stock	$—	$8,500

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

The following shows the changes in stockholders’ equity for the three-month period ended June 30, 2020:

	Common Stock	Series I Class B Preferred Stock	Series II Class B Preferred Stock	Series III Class B Preferred Stock	Series IV Class B Preferred Stock	Series V Class B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2020	$—	$96,000	$171,200	$126,745	$337,500	$34,000	$61,538,444	$(33,568,461)	$28,735,428
Exchange of Preferred Stock for Common Stock	—	—	—	—	(2,500)	—	(22,500)	—	(25,000)
Stock Option Exercises	—	—	—	—	—	—	626,687	—	626,687
Dividends	—	—	—	—	—	—	(54,800)	—	(54,800)
Net Income	—	—	—	—	—	—	—	3,766,113	3,766,113
Balance at June 30, 2020	$—	$96,000	$171,200	$126,745	$335,000	$34,000	$62,087,831	$(29,802,348)	$33,048,428

The following shows the changes in stockholders’ equity for the three-month period ended June 30, 2019:

	Common Stock	Series I Class B Preferred Stock	Series II Class B Preferred Stock	Series III Class B Preferred Stock	Series IV Class B Preferred Stock	Series V Class B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2019	$—	$98,500	$171,200	$129,245	$342,500	$40,000	$61,816,644	$(37,168,689)	$25,429,400
Dividends	—	—	—	—	—	—	(54,800)	—	(54,800)
Conversion	—	(2,500)	—	—	—	(6,000)	8,500	—	—
Net Income	—	—	—	—	—	—	—	391,752	391,752
Balance at June 30, 2019	$—	$96,000	$171,200	$129,245	$342,500	$34,000	$61,770,344	$(36,776,937)	$25,766,352

The following shows the changes in stockholders’ equity for the six-month period ended June 30, 2020:

	Common Stock	Series I Class B Preferred Stock	Series II Class B Preferred Stock	Series III Class B Preferred Stock	Series IV Class B Preferred Stock	Series V Class B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2019	$—	$96,000	$171,200	$129,245	$342,500	$34,000	$61,660,744	$(33,891,234)	$28,542,455
Exchange of Preferred Stock for Common Stock	—	—	—	(2,500)	(7,500)	—	(90,000)	—	(100,000)
Stock Option Exercises	—	—	—	—	—	—	626,687	—	626,687
Dividends	—	—	—	—	—	—	(109,600)	—	(109,600)
Net Income	—	—	—	—	—	—	—	4,088,886	4,088,886
Balance at June 30, 2020	$—	$96,000	$171,200	$126,745	$335,000	$34,000	$62,087,831	$(29,802,348)	$33,048,428

The following shows the changes in stockholders’ equity for the six-month period ended June 30, 2019:

	Common Stock	Series I Class B Preferred Stock	Series II Class B Preferred Stock	Series III Class B Preferred Stock	Series IV Class B Preferred Stock	Series V Class B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2018	$—	$98,500	$171,200	$129,245	$342,500	$40,000	$61,871,756	$(37,039,468)	$25,613,733
Dividends	—	—	—	—	—	—	(109,912)	—	(109,912)
Conversion	—	(2,500)	—	—	—	(6,000)	8,500	—	—
Net Income	—	—	—	—	—	—	—	262,531	262,531
Balance at June 30, 2019	$—	$96,000	$171,200	$129,245	$342,500	$34,000	$61,770,344	$(36,776,937)	$25,766,352

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

Accounts receivable

The Company records trade receivables when revenue is recognized. No product has been consigned to customers. The Company’s allowance for doubtful accounts is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. This provision is reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. The Allowance for bad debt was $271 thousand and $147 thousand as of June 30, 2020 and December 31, 2019, respectively.

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

Investments in debt and equity securities

The Company holds high-grade exchange-traded and closed-end funds (ETFs), mutual funds, equity securities, and debt securities as investments. These assets are readily marketable and are carried at fair value as of the date of the Condensed Balance Sheets. Net unrealized and realized gains or losses on investments in debt and equity securities are reflected as a component of Interest and other income. Realized gains or losses on investments in debt and equity securities are recognized using the specific identification method.

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

Financial instruments

The Company estimates the fair value of financial instruments through the use of public market prices, quotes from financial institutions, and other available information. Judgment is required in interpreting data to develop estimates of fair value and, accordingly, amounts are not necessarily indicative of the amounts that could be realized in a current market exchange. Short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on Management's estimates, equals their recorded values. Investments in equity securities consist primarily of individual equity securities, exchange-traded and closed-end funds, and mutual funds and are reported at their fair value based upon quoted prices in active markets. Investments in U.S. Treasury Notes are reported at their fair value based upon quoted prices in active markets. Investments in certificates of deposit (CD) with original maturities of greater than three months are reported at their estimated fair value based upon the duration of the CD and the interest rate earned on the CD versus current interest rates of similar duration CDs. The fair value of long-term liabilities, based on Management’s estimates, approximates their reported values.

Concentration risks

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, certificates of deposit, U.S. Treasury Notes, exchange-traded and closed-end funds, mutual funds, equity securities, and accounts receivable. Cash balances, some of which exceed federally insured limits, are maintained in financial institutions; however, Management believes the institutions are of high credit quality. The Company assesses market risk in debt and equity securities through consultation with its outside investment advisors. Management is responsible for directing investment activity based on current economic conditions. The majority of accounts receivable are due from companies which are well-established entities. In the second quarter of 2020, a significant portion of the Company’s sales were to the U.S. government, which Management does not consider a credit risk. As a consequence, Management considers any exposure from concentrations of credit risks to be limited.

The following table reflects significant customers for the three- and six-month periods ending June 30, 2020 and 2019, respectively:

	Three Months ended June 30, 2020	Three Months ended June 30, 2019	Six Months ended June 30, 2020	Six Months ended June 30, 2019
Number of significant customers	4	3	2	3
Aggregate dollar amount of net sales to significant customers	$6.0 million	$4.0 million	$6.9 million	$7.9 million
Percentage of net sales to significant customers	52.1%	42.7%	30.2%	45.4%

In the second quarter of 2020, approximately $1.4 million of the Company’s sales were to the Department of Health and Human Services of the United States in partial fulfillment of a recent $83.8 million delivery order to supply automated retraction safety syringes. Management expects the U.S. government to remain a significant customer through the remainder of 2020, and increase quarterly through May 2021.

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China. The Company obtained roughly 83.5% and 80.5% of its products in the first six months of 2020 and 2019, respectively, from its Chinese manufacturers. Purchases from Chinese manufacturers aggregated 85.0% and 84.1% of products in the three-month periods ended June 30, 2020 and 2019, respectively. In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company would need to find an alternate manufacturer for its blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes, and would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

Revenue recognition

The Company recognizes revenue when it has satisfied all performance obligations to the customer, generally when title and risk of loss pass to the customer. Payments from customers with approved credit terms are typically due 30 days from the invoice date. Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances. Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports. Rebates are recorded when issued and are applied against the customer’s receivable balance. Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor. One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report. Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted. The estimated contractual allowance is included in Accounts payable in the Condensed Balance Sheets and deducted from Revenues in the Condensed Statements of Operations. Accounts payable included estimated contractual allowances for $5,275,825 and $3,586,726 as of June 30, 2020 and December 31, 2019, respectively. The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors. Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company. End-users do not receive any contractual allowances on their purchases. Any product shipped or distributed for evaluation purposes is expensed.

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

The Company requires certain customers to pay in advance of product shipment. Such prepayments from customers are recorded in Other accrued liabilities and are generally recognized as revenue within 30 to 60 days of shipment of the product.

The Company recognizes revenue from licensing agreements when collection of such amounts from third parties is reasonably assured. If the Company licenses its products for sale, the Company is obligated to pay Thomas J. Shaw, the owner of certain patented technology, a certain percentage of such revenue pursuant to the terms of the Technology License Agreement between the Company and Mr. Shaw.

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the three months ended June 30, 2020:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$7,492,387	$235,720	$1,656,712	$24,976	$9,409,795
North and South America sales (excluding U.S.)	1,561,242	5,300	—	377,348	1,943,890
Other international sales	216,160	1,850	—	2,150	220,160
Total	$9,269,789	$242,870	$1,656,712	$404,474	$11,573,845

	For the three months ended June 30, 2019:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$6,168,886	$476,733	$1,193,485	$12,997	$7,852,101
North and South America sales (excluding U.S.)	1,191,818	300	264	—	1,192,382
Other international sales	219,405	161,793	147	170,062	551,407
Total	$7,580,109	$638,826	$1,193,896	$183,059	$9,595,890

	For the six months ended June 30, 2020:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$14,465,322	$815,843	$2,422,572	$42,855	$17,746,592
North and South America sales (excluding U.S.)	3,616,026	8,000	1,496	1,064,768	4,690,290
Other international sales	330,990	3,590	—	4,600	339,180
Total	$18,412,338	$827,433	$2,424,068	$1,112,223	$22,776,062

	For the six months ended June 30, 2019:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$11,794,228	$927,847	$1,241,963	$27,974	$13,992,012
North and South America sales (excluding U.S.)	2,522,148	4,163	516	925	2,527,752
Other international sales	460,649	372,492	147	175,312	1,008,600
Total	$14,777,025	$1,304,502	$1,242,626	$204,211	$17,528,364

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

The Company provides for deferred income taxes through utilizing an asset and liability approach for financial accounting and reporting based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such differences reverse in future periods. Deferred tax assets are periodically reviewed for realizability. In prior periods, the Company established a valuation allowance for its net deferred tax asset as future taxable income which could not be reasonably assured. During the quarter ended June 30, 2020, the Company released its valuation allowance based on available evidence supporting that its deferred tax assets will be realized in full.

Earnings per share

The Company computes basic earnings or loss per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock. The calculation of diluted EPS included 347,950 shares of Common Stock underlying issued and outstanding stock options for both the three and six months ended June 30, 2020, respectively. All common stock issuable upon the conversion of convertible preferred stock is excluded from the calculation of diluted EPS as their effect was antidilutive for all periods presented. The potential dilution, if any, is shown on the following schedule:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net income	$3,766,113	$391,752	$4,088,886	$262,531
Preferred dividend requirements	(174,148)	(175,456)	(348,291)	(351,705)
Income (loss) applicable to common shareholders	$3,591,965	$216,296	$3,740,595	$(89,174)
Weighted average common shares outstanding	32,789,047	32,673,537	32,735,126	32,669,996
Weighted average common and common equivalent shares outstanding — assuming dilution	32,985,381	32,673,537	32,856,003	32,669,996
Basic earnings (loss) per share	$0.11	$0.01	$0.11	$(0.00)
Diluted earnings (loss) per share	$0.11	$0.01	$0.11	$(0.00)

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

Recently Adopted Pronouncements

The Company adopted ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as well as subsequent clarifying amendments on January 1, 2020.  Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Many of the loss estimation techniques applied previously will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  The adoption of ASU 2016-13, as well as the Targeted Transition Relief as provided by ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326) – Targeted Transition Relief” did not have a significant impact on the Company’s financial statements.

The Company adopted ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40):  Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (a Consensus of the FASB Emerging Issues Task Force)” on January 1, 2020.  This amendment requires that implemented costs incurred in a hosting arrangement that is a service contract should be accounted for in accordance with ASC 350-40 Internal-Use Software.  Accordingly, costs incurred during the preliminary project and post-implementation stages are expensed and costs associated with the application development phase are capitalized.  The amendment also requires that capitalized costs be amortized over the term of the hosting arrangement and that capitalized costs should be evaluated for impairment.  The adoption of this ASU did not have a significant impact on the Company’s financial statements or disclosures.

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” The amendment modifies, among other things, disclosure requirements on fair value measurements and eliminates certain disclosures related to transfers and valuation levels of Level 3 fair value measurements. Additionally, the amendment requires disclosure of changes in unrealized gains and losses in other comprehensive income for Level 3 fair value measurements and certain qualitative factors related to significant unobservable inputs used in Level 3 valuations. The amendment is effective for annual periods beginning after December 15, 2019 and interim periods within the annual period. The adoption of ASU 2018-13 did not have a significant effect on the Company’s financial statements, as the Company does not currently have any investments classified as Level 3 fair value measurements.

Recently Issued Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes: Simplifying the Accounting for Income Taxes”. The new standard intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within the annual period, with early adoption permitted. Adoption of the standard requires certain changes to primarily be made prospectively, with some changes to be made retrospectively. The Company is currently evaluating the impact adoption of ASU 2019-12 will have on its financial statements.

3.	INVENTORIES

Inventories consist of the following:

	June 30, 2020	December 31, 2019
Raw materials	$1,498,063	$1,254,313
Finished goods	8,194,751	6,493,487
	9,692,814	7,747,800
Inventory reserve	(297,208)	(297,208)
	$9,395,606	$7,450,592

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

•	Level 1 – quoted market prices in active markets for identical assets and liabilities

•	Level 2 – inputs other than quoted prices that are directly or indirectly observable

•	Level 3 - unobservable inputs where there is little or no market activity

The following tables summarize the values of assets designated as Investments in debt and equity securities:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Equity securities	$2,894,835	$—	$—	$2,894,835
Mutual funds and exchange traded funds	6,785,155	—	—	6,785,155
Certificates of deposit	—	1,080,840	—	1,080,840
	$9,679,990	$1,080,840	$—	$10,760,830

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Equity securities	$—	$—	$—	$—
Mutual funds and exchange traded funds	6,708,746	—	—	6,708,746
Certificates of deposit	—	1,062,914	—	1,062,914
	$6,708,746	$1,062,914	$—	$7,771,660

The Company holds high-grade ETFs, mutual funds, individual equity stocks (predominately in the energy sector), and debt securities as investments. These assets are readily marketable and are carried at fair value as of the date of the Condensed Balance Sheets. The Company intends to hold these assets for possible future operating requirements.

The following table summarizes gross unrealized gains and losses from Investments in debt and equity securities:

	June 30, 2020
		Gross Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$2,039,148	$855,687	$—	$2,894,835
Mutual funds and exchange traded funds	6,671,607	113,548	—	6,785,155
Certificates of deposit	1,050,000	30,840	—	1,080,840
	$9,760,755	$1,000,075	—	$10,760,830

	December 31, 2019
		Gross Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$—	$—	$—	$—
Mutual funds and exchange traded funds	6,592,345	116,401	—	6,708,746
Certificates of deposit	1,050,000	12,914	—	1,062,914
	$7,642,345	$129,315	—	$7,771,660

Unrealized gains on investments in debt and equity securities were $870,760 and $102,128 for the six months ended June 30, 2020 and 2019, respectively.

5.	INCOME TAXES

The Company’s effective tax rate on the net income before income taxes was (85.1)% and (74.8)% for the three and six months ended June 30, 2020, respectively, and approximately 1.0% for each of the three- and six-month periods ended June 30, 2019.

The effective tax rate for the six months ended June 30, 2020 is different from the three months ended June 30, 2020 due primarily to the $1.8 million benefit recorded as a discrete item in connection with the release of the valuation allowance on deferred tax assets expected to be realized in future periods.

6.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2020	December 31, 2019
Prepayments from customers	$302,380	$998,601
Accrued property taxes	234,000	—
Accrued professional fees	381,200	263,757
Other accrued expenses	192,023	124,791
	$1,109,603	$1,387,149

7.	COMMITMENTS AND CONTINGENCIES

On November 7, 2019, the Company filed a lawsuit in the 44th District Court of Dallas County, Texas (No. DC-19-17946) against Locke Lord, LLP and Roy Hardin in connection with their legal representation of the Company in its previous litigation against Becton, Dickinson and Company (“BD”). The Company alleges that the defendants breached their fiduciary duties, committed malpractice, and were negligent in their representation of the Company. The Company seeks actual and exemplary damages, disgorgement, costs, and interest. The defendants have filed a motion to dismiss and the Court has scheduled a hearing on such motion on September 10, 2020.

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

Revenues by geography are as follows:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
U.S. sales	$9,409,795	$7,852,101	$17,746,592	$13,992,012
North and South America sales (excluding U.S.)	1,943,890	1,192,382	4,690,290	2,527,752
Other international sales	220,160	551,407	339,180	1,008,600
Total sales, net	$11,573,845	$9,595,890	$22,776,062	$17,528,364

Long-lived assets by geography are as follows:

	June 30, 2020	December 31, 2019
Long-lived assets
U.S.	$10,509,390	$10,542,688
International	77,307	89,369
Total	$10,586,697	$10,632,057

9.	DIVIDENDS

The Board declared and the Company paid dividends to Series I and Series II Class B Preferred Shareholders in the following amounts: $12,313 and $42,800, respectively, on January 18, 2019 and April 22, 2019. The Board declared and the Company paid dividends to Series I and Series II Class B Preferred Shareholders in the following amounts: $12,000 and $42,800, respectively, on July 19, 2019, October 21, 2019, January 22, 2020, April 20, 2020, and July 20, 2020.

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

The operating lease cost component of the lease expense was $40,768 for the six-month period ended June 30, 2020.  The cash paid for amounts included in the measurement of lease liabilities as a component of cash flows related to leases was $40,768 for the six months ended June 30, 2020.  The operating lease cost component of the lease expense was $39,912 for the six months ended June 30, 2019. The cash paid for amounts included in the measurement of lease liabilities as a component of cash flows related to leases was $39,912 for the six months ended June 30, 2019.

Assets and liabilities associated with these leases included in the Condensed Balance Sheets are as follows:

	June 30, 2020	December 31, 2019
OPERATING LEASES
Other assets	$41,591	$82,359
Other accrued liabilities	$41,591	$82,359
Other long-term liabilities	—	—
Total operating lease liabilities	$41,591	$82,359

The weighted average remaining lease term is six months and the weighted average discount rate is 4.0%.

Future minimum payments under non-cancelable operating leases and financing leases consist of the following at June 30, 2020:

Year ending December 31, 2020	$42,077
Less imputed interest	(486)
Total	$41,591

11.	EXCHANGE OF COMMON STOCK FOR PREFERRED STOCK

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

Effective May 18, 2020, the Company agreed to purchase 2,500 shares of Series IV Preferred Stock from one shareholder for $25,000 and 2,500 shares of Common Stock. Such preferred stockholder agreed to waive all unpaid dividends in arrears associated with its Preferred Stock, which resulted in a waiver of a total of $50,370 in unpaid dividends in arrears.

12.	STOCK OPTIONS

Stock options were exercised by the Company’s employees and directors at various dates during the quarter ended June 30, 2020, and, consequently, a total of 284,850 shares of Common Stock were issued for an aggregate payment to the Company of $626,687 to exercise such options.

13.	COVID-19

To date, the Company’s manufacturing facility in Little Elm, Texas has continued to operate due to its status as an essential business. As a result of the COVID-19 pandemic, the Company has implemented certain safety precautions at its facility to reduce the risk of the potential spread of the novel coronavirus. The Company has implemented arrangements to reduce the number of office staff employees working on-site at the production facility, as well as instituting personal distancing policies and monitoring of essential production staff to minimize the risk of infection. The Company continues to monitor the evolving situation and will work to further mitigate risks to staff and to customers. The Company is continuing to evaluate the ever-changing circumstances surrounding this pandemic as relates to its ability to continue to source materials and products, maintain a workforce, and operate its business effectively and efficiently. Despite the global disruption of the coronavirus pandemic, the Company has not experienced a significant disruption to its supply chain. During 2020, the Company has experienced an increase in demand for its products and has been able to meet such demand with increased volumes despite the pandemic. The Company is unable to predict with certainty its ability to maintain its current operational functionality.

14.	PAYCHECK PROTECTION PROGRAM LOAN

On April 17, 2020, the Company entered into a promissory note in the principal amount of $1,363,000 (the “PPP Loan”) in favor of Independent Bank (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), administered by the U.S. Small Business Administration (“SBA”). The PPP Loan matures on April 17, 2022 and bears interest at a rate of 1.0% per annum. Commencing November 17, 2020, the Company is required to pay the Lender equal monthly payments of principal and interest as necessary to fully amortize the principal amount outstanding by the maturity date. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The PPP Loan is unsecured and is a non-recourse obligation. PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs, rent, utilities, and interest on debt. The terms of any forgiveness may also be subject to further requirements in any regulations and guidelines the SBA may adopt.

As of June 30, 2020, the Company believes it has incurred qualifying expenses equal to or greater than the principal amount of the PPP Loan; however, the Company is not able to determine the amount, if any, that might be forgiven.

On June 5, 2020, the PPP Flexibility Act was signed into law which, among other things, (i) extended the covered period from 8 weeks after the date of PPP funding to 24 weeks after the date of PPP funding, (ii) reduced the required amount of payroll expenditures from 75% to 60%, (iii) removed the prior ban on borrowers taking advantage of payroll tax deferral after loan forgiveness and (iv) extended the repayment deferral period to be the earlier of (a) the date forgiveness funds are received or (b) ten months from the end of the covered period. The Company is evaluating the impact of these changes on the PPP Loan, including the payment date and the amounts available for forgiveness.

Assuming the PPP Loan is not forgiven, the Company’s obligations thereunder are as follows as of June 30, 2020 for years ending December 31:

2020	$151,244
2021	912,826
2022	298,930
$1,363,000

15.	SUBSEQUENT EVENTS

Effective July 1, 2020, the Company entered into a Technology Investment Agreement (“TIA”) with the United States Government Department of Defense, U.S. Army Contracting Command-Aberdeen Proving Ground, Natick Contracting Division & Edgewood Contracting Division (ACC-APG, NCD & ECD) on behalf of the Biomedical Advanced Research and Development Authority (BARDA) (“Government”) for $53,664,286 in Government funding for expanding the Company’s domestic production of needles and syringes. The principle purpose of the TIA is to fund increasing the Company’s manufacturing capacity for hypodermic safety needles and corresponding syringes in response to the worldwide COVID-19 global pandemic. The Government award is an expenditure-type TIA, whereby the Government will make payments to the Company for the Company’s expenditures for equipment and supplies in carrying out the expansion of the Company’s domestic production. The Company’s contributions under the terms of the TIA to enhance domestic capacity of pandemic-essential technology include providing facilities, technical expertise, labor and maintenance of the TIA-funded equipment for a ten-year term.

As of August 14, 2020, the Company has negotiated contracts for the purchase of automated assembly equipment, as well as portions of auxiliary equipment for approximately $20 million. The Company has engaged architects and general construction contractors for the completion of new controlled environment facilities and additional warehousing facilities. The expanded facilities consist of approximately 27,800 square feet of additional controlled environment within existing properties and new construction of approximately 55,000 square feet of new warehouse space in conjunction with the overall production capacity expansion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the impact of COVID-19 on all facets of logistics and operations, as well as costs, our ability to complete capital improvements and ramp up domestic production in response to government agreements, potential tariffs, our ability to maintain liquidity, our maintenance of patent protection, our ability to maintain favorable third party manufacturing and supplier arrangements and relationships, foreign trade risk, our ability to access the market, production costs, the impact of larger market players, specifically Becton, Dickinson and Company ("BD"), in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors in Part II. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997. VanishPoint® syringes comprised 80.8% of our sales in the first six months of 2020. We also manufacture and market the EasyPoint® needle, blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set. We currently provide other safety medical products in addition to safety products utilizing retractable technology. One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections associated with catheter hub contamination.

In the second quarter of 2016, we began selling the EasyPoint® needle. EasyPoint® needles made up 10.6% of revenues for the six months ended June 30, 2020. The EasyPoint® is a retractable needle that can be used with Luer lock syringes, Luer slip syringes, and prefilled syringes to give injections. The EasyPoint® needle can also be used to aspirate fluids and collect blood.

Our products have been and continue to be distributed nationally and internationally through numerous distributors.

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season.

On May 1, 2020, we were awarded a delivery order under an existing contract by the Department of Health and Human Services of the United States to supply automated retraction safety syringes. The total fixed price under the delivery order is $83,788,440. The existing contract was executed in September 2018, but the order placed on May 1, 2020 is unusually significant. In the second quarter of 2020, our sales under this order were approximately $1.4 million and we expect such sales to increase each quarter through May 2021.

Effective July 1, 2020, we entered into a Technology Investment Agreement (“TIA”) with the United States Government Department of Defense, U.S. Army Contracting Command-Aberdeen Proving Ground, Natick Contracting Division & Edgewood Contracting Division (ACC-APG, NCD & ECD) on behalf of the Biomedical Advanced Research and Development Authority (BARDA) (“Government”) for $53,664,286 in government funding for expanding our domestic production of needles and syringes. Pursuant to the terms of the TIA, we are expecting to make significant additions to our facilities which should allow us to increase domestic production. Additionally, the TIA provides for reimbursement for equipment and supplies. To date, we have negotiated contracts for the purchase of automated assembly equipment, as well as portions of auxiliary equipment for approximately $20 million. There are ongoing contract negotiations for additional auxiliary equipment as well as molds and molding machines. We have also engaged architects and general construction contractors for the completion of controlled environment facilities and additional warehousing facilities. The expanded facilities consist of approximately 27,800 square feet of additional controlled environment within existing properties and new construction of approximately 55,000 square feet of new warehouse space in conjunction with the overall production capacity expansion.

On April 17, 2020, we entered into a promissory note in the principal amount of $1,363,000 (the “PPP Loan”) in favor of Independent Bank (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act, administered by the U.S. Small Business Administration (“SBA”). The PPP Loan matures on April 17, 2022 and bears interest at a rate of 1.0% per annum. Commencing November 17, 2020, we may be required to pay the Lender equal monthly payments of principal and interest as necessary to fully amortize the principal amount outstanding by the maturity date. PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. We have not yet applied for forgiveness and we cannot be certain of the amount, if any, which may be forgiven.

In late April 2020, we invested approximately $2 million in individual stocks within the energy sector. The investment represents approximately 27% of our overall investment position as of June 30, 2020. The investment in these equity securities is highly liquid. We continually monitor our invested balances. The unrealized gain on these investments was approximately $900 thousand dollars in the second quarter of 2020.

Product purchases from our Chinese manufacturers have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost. In the first six months of 2020, our Chinese manufacturers produced approximately 83.5% of our products. Despite the global disruption of the coronavirus pandemic, we have not experienced a significant disruption to our supply chain. In the event that we become unable to purchase products from our Chinese manufacturers, we would need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

In 1995, we entered into a license agreement with Thomas J. Shaw for the exclusive right to manufacture, market, and distribute products utilizing his patented automated retraction technology and other patented technology. This technology is the subject of various patents and patent applications owned by Mr. Shaw. The license agreement generally provides for quarterly payments of a 5% royalty fee on gross sales of products subject to the license and he receives fifty percent (50%) of the royalties paid to us by certain sublicensees of the technology subject to the license.

With increased volumes, our manufacturing unit costs have generally tended to decline. Factors that could affect our unit costs include possible tariffs, increases in costs by third party manufacturers, changing production volumes, costs of petroleum products, and transportation costs. Increases in such costs may not be recoverable through price increases of our products. Decreases in costs of petroleum products during the first six months of 2020 have reduced certain raw material costs.

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements. Dollar amounts have been rounded for ease of reading. All period references are to the periods ended June 30, 2020 or 2019.

Comparison of Three Months Ended June 30, 2020 and June 30, 2019

Domestic sales accounted for 81.5% and 83.2% of the revenues, excluding product licensing fees, for the three months ended June 30, 2020 and 2019, respectively. Domestic revenues increased 20.1% principally due to the increase in units sold. Domestic unit sales increased 25.4%. Domestic unit sales were 78.7% of total unit sales for the three months ended June 30, 2020. International revenue and unit sales increased 35.6% and 25.2%, respectively, due to increased orders. Our international orders may be subject to significant fluctuation over time and there is limited predictability with respect to the timing of international orders. Overall unit sales increased 25.3%. With the exception of the Department of Health and Human Services, our increased sales are predominantly attributable to existing customers. Despite the global disruption of the pandemic, none of the markets in which we sell our products have experienced material decline. Our sales to the Department of Health and Human Services in the quarter ended June 20, 2020 were approximately $1.4 million and we expect such sales to increase each quarter through May 2021.

The Cost of manufactured product increased by 21.1% principally due to the increase in the volume of units sold. Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix. Royalty expense increased 2.7% due to increased gross sales.

Gross profit increased 25.3% primarily due to the increase in net revenues.

Operating expenses increased 4.3%. The increase was due to employee expenses such as added payroll and related costs and consulting fees.

Our operating income was $960 thousand compared to an operating income of $329 thousand for the same period last year due primarily to the increase in net revenues and resulting gross profit.

Interest and other income increased $1.0 million for the quarter ended June 30, 2020 compared to the same period last year principally due to a $900 thousand unrealized gain from an April 2020 investment in individual energy stocks. In addition to our operating income, our increase in Interest and other income contributed significantly to our increase in net income for the second quarter of 2020.

Our effective tax rate on the income before income taxes was (85.1)% and 0.9% for the three months ended June 30, 2020 and June 30, 2019, respectively. As of June 30, 2020, we released our valuation allowance for deferred tax assets based on evidence supporting the position that the potential benefit would be “more-likely-than-not” realized. As a result of the release of the valuation allowance, we recognized approximately $1.8 million in deferred tax assets and recognized the corresponding amount as a beneficial income tax provision. The recognition of the benefit and deferred tax asset is reflected in the second quarter of 2020.

Comparison of Six Months Ended June 30, 2020 and June 30, 2019

Domestic sales accounted for 78.0% and 80.5% of the revenues, excluding product licensing fees, for the six months ended June 30, 2020 and 2019, respectively. Domestic revenues increased 27.0% principally due to the increase in units sold. Domestic unit sales increased 27.8%. Domestic unit sales were 72.6% of total unit sales for the six months ended June 30, 2020. International revenue and unit sales increased 48.5% and 41.6%, respectively, due to increased orders and the timing of the same. Our international orders may be subject to significant fluctuation over time and there is limited predictability with respect to the timing of international orders. Overall unit sales increased 31.3%. As discussed above, our sales to the Department of Health and Human Services contributed significantly to our second quarter results for 2020.

The Cost of manufactured product increased by 30.8% principally due to the increase in the volume of units sold. Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix. Royalty expense increased 14.4% due to increased gross sales.

Gross profit increased 32.9% primarily due to the increase in net revenues.

Operating expenses increased 9.4%. The increase was due to an increase in employee headcount and related costs as well as consulting fees and an increase in the allowance for doubtful accounts.

Our operating income was $1.4 million compared to an operating income for the same period last year of $154 thousand due primarily to increased net revenues and resulting gross profit.

Interest and other income for the first six months of 2020 increased $767 thousand compared to the same period last year principally due to unrealized gain on investments. As discussed above, our investment in individual stocks in April 2020 contributed significantly to this increase.

Our effective tax rate on the income (loss) before income taxes was (74.8)% and 1.31% for the six months ended June 30, 2020 and June 30, 2019, respectively. As of June 30, 2020, we released our valuation allowance for deferred tax assets based on evidence supporting the position that the potential benefit would be “more-likely-than-not” realized. As a result of the release of the valuation allowance, we recognized approximately $1.8 million in deferred tax assets and recognized the corresponding amount as a beneficial income tax provision. The recognition of the benefit and deferred tax asset is reflected in the second quarter of 2020.

Discussion of Balance Sheet and Statement of Cash Flow Items

Cash comprises 11.3% of total assets. Working capital was $24.5 million at June 30, 2020, an increase of $4.3 million from December 31, 2019.

Cash provided by operations was $212 thousand for the six months ended June 30, 2020 due primarily to net income for the period, offset by an increase in accounts receivable and inventories, and the increase in accounts payable.

Cash used by investing activities was $2.5 million for the six months ended June 30, 2020 due primarily to the purchase of additional equity securities.

Cash provided by financing activities was $1.7 million for the six months ended June 30, 2020. This was primarily due to the proceeds of the PPP Loan and proceeds from the exercise of stock options.

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

Cash Requirements

We have sufficient cash reserves, recently received a PPP loan, and have begun to realize profits from operations. We also have access to our investments which have increased in value materially in the second quarter of 2020, which may be liquidated in the event that we need to access the funds for operations.

Contracts with the U.S. Government

As discussed above, we were awarded a material delivery order by the Department of Health and Human Services of the United States in the total amount of approximately $83.8 million. In the second quarter of 2020, our sales under this order were approximately $1.4 million and we expect such sales to increase each quarter through May 2021.

As discussed above, we entered into a TIA with United States government for approximately $53.7 million in Government funding for expanding our domestic production of needles and syringes. Pursuant to the terms of the TIA, we are expecting to make significant additions to our facilities which should allow us to increase domestic production.

Option Exercises

Stock options were exercised by our employees and directors at various dates during the quarter ended June 30, 2020, and, consequently, we received approximately $627 thousand to exercise such options.

External Sources of Liquidity

We recently received a PPP Loan, as described above, in the principal amount of $1,363,000. PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. We have not yet applied for forgiveness and we cannot be certain of the amount, if any, which may be forgiven.

We may obtain a construction loan for the construction of new facilities in connection with our expansion plans in connection with the TIA.

It is unlikely we would choose to raise funds by the public sale of equity despite recent increases in the value of our stock. Our stock price increased materially during the second quarter of 2020. The closing price per share on April 1, 2020 was $1.25 and it was $7.02 on June 30, 2020. On August 3, 2020, our stock price closed at $12.09 per share.

We consider our investment portfolio a source of liquidity as well. As of June 30, 2020, $10.8 million was invested in third party securities. We have experienced recent unrealized gains in our portfolio, including highly liquid individual stocks.

CAPITAL RESOURCES

There were no material commitments for capital expenditures in the second quarter of 2020. Since the execution of the TIA on July 1, 2020, we have been planning significant expansion to our facilities. We have engaged architects and general construction contractors for the completion of controlled environment facilities and additional warehousing facilities. The expanded facilities consist of approximately 27,800 square feet of additional controlled environment within existing properties and new construction of approximately 55,000 square feet of new warehouse space in conjunction with the overall production capacity expansion. We have also contracted for additional automated assembly equipment, along with necessary auxiliary equipment.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the second quarter of 2020 or subsequent to June 30, 2020 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Please refer to Note 7 to the financial statements for a complete description of all legal proceedings.

Item 1A.	Risk Factors.

In addition to the Risk Factors as set forth in our most recent annual and quarterly reports which are available on EDGAR, we are subject to the following risks.

Our business may be adversely affected by the ongoing COVID-19 pandemic.

SARS-CoV-2, and the resulting disease COVID-19 has spread to multiple countries, including the United States and all of the primary markets where we conduct business. Several states and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Although our manufacturing facility has continued to operate due to its status as an essential business, we continue to monitor the evolving situation. In the future, we may elect or be required to close temporarily which would result in a disruption in our activities and operations.

There is a risk that government actions intended to contain the spread of COVID-19 will have a materially negative impact on the world economy at large, in which case the risks would increase to our sales, operating results and financial condition. There is no guarantee that the anticipated sales related to the provision of products to the U.S. government for a future vaccine for COVID-19 will offset any such potential global economic decline. Moreover, a significant decline in our net revenues due to a global recession would strain our ability to perform under the U.S. government order.

Health systems and other healthcare providers in our markets that provide procedures that use our products have also suffered financially and operationally and may not be able to return to pre-pandemic levels of operations following a slowdown in the pandemic. Further, quarantines or government reaction or shutdowns for COVID-19 could disrupt our supply chain. Travel and import restrictions may also disrupt our ability to manufacture or distribute our devices. Any import or export or other cargo restrictions related to our products or the raw materials used to manufacture our products could restrict our ability to manufacture and ship products and harm our business, financial condition, and results of operations.

Our key personnel and other employees could also be affected by COVID-19, which could affect our ability to operate efficiently. In addition, the conduct of clinical trials and/or regulatory reviews of our new products may be affected by the COVID-19 pandemic. Our sales and marketing personnel often rely on in-person and onsite access to healthcare providers which is currently restricted as hospitals reduce access to essential personnel only. These restrictions may harm our sales and marketing efforts, and continued restrictions may have a negative impact on our sales and results of operations.

We are subject to various risks related to the PPP Loan.

Under the PPP Loan, we will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. There can be no assurance that we will be eligible or able to take advantage of certain of the changes under the PPP Flexibility Act. The PPP Loan application required us to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan and that our receipt of the PPP Loan is consistent with the broad objectives of the PPP of the CARES Act, the certification described above does not contain any objective criteria and is subject to interpretation. In addition, the SBA has stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good faith belief that we satisfied all eligibility requirements for the PPP Loan, we are found to have been ineligible to receive the PPP Loan or in violation of any of the laws or governmental regulations that apply to us in connection with the PPP Loan, including the False Claims Act, we may be subject to administrative penalties and could be required to repay the PPP Loan. In the event that we seek forgiveness of all or a portion of the PPP Loan, we will also be required to make certain certifications which will be subject to audit and review by governmental entities.

Our stock has recently experienced significant price fluctuation

Our stock price experienced significant fluctuation during the second quarter of 2020 and may continue to be unpredictable. Our stock price increased materially during the second quarter of 2020. The closing price per share on April 1, 2020 was $1.25 and it was $7.02 on June 30, 2020. On August 3, 2020, our stock price closed at $12.09 per share. We expect the increase is connected with our recent government order from the Department of Health and Human Services and the TIA. The delivery order from the Department of Health and Human Services is for approximately $83.8 million and is expected to provide revenues through May 2021. The TIA is intended to expand our manufacturing capacity by providing funding of $53.7 million for additional manufacturing facilities and equipment. We cannot provide assurance that the delivery order will provide for sales beyond the stated amounts, nor can we provide assurance that the TIA will translate into increased sales of our products. Additionally, it is expected that our primary products will be used in connection with administering a vaccine for COVID-19.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Effective May 18, 2020, we agreed with a preferred stockholder to purchase 2,500 shares of outstanding Series IV Class B Convertible Preferred Stock (the “Preferred Stock”) for $25,000 and 2,500 shares of Common Stock. Such preferred stockholder agreed to waive all unpaid dividends in arrears associated with its Preferred Stock, which resulted in a waiver of a total of $50,370 in unpaid dividends in arrears. We are relying on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”) to exempt this transaction from the registration requirements of the Securities Act.

Item 3.	Defaults Upon Senior Securities.

Working Capital Restrictions and Limitations on the Payment of Dividends

We declared a dividend to the Series I Class B and Series II Class B Convertible Preferred Shareholders in the aggregate amount of $54,800. This dividend was paid on July 20, 2020.

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

For the six months ended June 30, 2020, no dividends were in arrears.

Series II Class B Convertible Preferred Stock

For the six months ended June 30, 2020, no dividends were in arrears.

Series III Class B Convertible Preferred Stock

For the six months ended June 30, 2020, the amount of dividends in arrears was $63,373 and the total arrearage was $4,416,206 as of June 30, 2020.

Series IV Class B Convertible Preferred Stock

For the six months ended June 30, 2020, the amount of dividends in arrears was $168,125 and the total arrearage was $6,847,093 as of June 30, 2020.

Series V Class B Convertible Preferred Stock

For the six months ended June 30, 2020, the amount of dividends in arrears was $5,440 and the total arrearage was $1,025,636 as of June 30, 2020.

Item 6.	Exhibits.

Exhibit No.	Description of Document
31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101	The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (iv) Condensed Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019; and (v) Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	August 14, 2020	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

		By:	/s/ JOHN W. FORT III
JOHN W. FORT III VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER