Form 10-Q
period 2020-09-30
RETRACTABLE TECHNOLOGIES INC
filed 2020-11-16
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,816,604 shares of Common Stock, no par value, issued and outstanding on November 2, 2020.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2020

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$15,716,798	$5,934,749
Accounts receivable, net	15,860,937	6,564,371
Investments in debt and equity securities, at fair value	6,703,449	7,771,660
Inventories, net	7,752,543	7,450,592
Income taxes receivable	100,785	50,392
Other current assets	653,254	635,201
Total current assets	46,787,766	28,406,965

Property, plant, and equipment, net	19,485,242	10,632,057
Income taxes receivable	—	50,393
Deferred tax asset	804,357	—
Other assets	78,190	88,315
Total assets	$67,155,555	$39,177,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,279,907	$5,007,604
Current portion of long-term debt	1,101,864	260,939
Accrued compensation	974,438	607,339
Dividends payable	52,242	54,800
Accrued royalties to shareholder	1,681,885	921,445
Other accrued liabilities	3,032,030	1,387,149
Income taxes payable	671,149	17,944
Total current liabilities	14,793,515	8,257,220

Other long-term liabilities	10,533,161	—
Long-term debt, net of current maturities	2,705,865	2,378,055
Total liabilities	28,032,541	10,635,275

Commitments and contingencies — see Note 8

Stockholders’ equity:
Preferred stock, $1 par value:
Series I, Class B	96,000	96,000
Series II, Class B	156,200	171,200
Series III, Class B	126,745	129,245
Series IV, Class B	35,000	342,500
Series V, Class B	34,000	34,000
Common stock, no par value	—	—
Additional paid-in capital	59,851,666	61,660,744
Accumulated deficit	(21,176,597)	(33,891,234)
Total stockholders’ equity	39,123,014	28,542,455
Total liabilities and stockholders’ equity	$67,155,555	$39,177,730

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Sales, net	$27,091,064	$11,639,586	$49,867,126	$29,167,950
Cost of sales
Cost of manufactured product	11,580,674	6,935,269	25,331,916	17,450,038
Royalty expense to shareholder	1,681,885	936,458	3,502,525	2,528,377
Total cost of sales	13,262,559	7,871,727	28,834,441	19,978,415
Gross profit	13,828,505	3,767,859	21,032,685	9,189,535

Operating expenses:
Sales and marketing	1,160,412	1,007,831	3,148,290	2,862,991
Research and development	134,575	134,919	399,367	377,881
General and administrative	2,185,980	1,646,685	5,696,901	4,816,214
Total operating expenses	3,480,967	2,789,435	9,244,558	8,057,086
Income from operations	10,347,538	978,424	11,788,127	1,132,449

Interest and other income (loss)	(87,483)	91,105	881,316	292,476
Interest expense	(36,124)	(40,701)	(105,959)	(130,085)
Income before income taxes	10,223,931	1,028,828	12,563,484	1,294,840
Provision (benefit) for income taxes	1,598,180	4,394	(151,153)	7,875
Net income	8,625,751	1,024,434	12,714,637	1,286,965
Preferred Stock dividend requirements	(145,535)	(175,456)	(493,826)	(527,162)
Deemed contribution on extinguishment of preferred stock	2,525,848	—	2,519,124	—
Income applicable to common shareholders	$11,006,064	$848,978	$14,739,935	$759,803

Basic earnings per share	$0.33	$0.03	$0.45	$0.02

Diluted earnings per share	$0.33	$0.03	$0.45	$0.02

Weighted average common shares outstanding:
Basic	33,371,471	32,674,954	32,947,241	32,671,648
Diluted	33,984,934	32,674,954	33,071,652	32,671,648

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash flows from operating activities
Net income	$12,714,637	$1,286,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	624,998	641,224
Net unrealized gain on investments	(559,543)	(129,728)
Realized gains on investments	(162,595)	(7,925)
Allowance for doubtful accounts	125,000	—
Deferred taxes	(804,357)	—
(Increase) decrease in operating assets:
Accounts receivable	(7,542,375)	(1,384,383)
Inventories	(301,951)	798,980
Other current assets	(18,053)	(50,677)
Other assets	10,125	56,661
Increase (decrease) in operating liabilities:
Accounts payable	2,272,302	317,084
Accrued liabilities	1,803,433	(54,904)
Income taxes payable	670,531	7,919
Net cash provided by operating activities	8,832,152	1,481,216

Cash flows from investing activities
Purchase of property, plant, and equipment	(9,478,182)	(487,256)
Purchase of debt and equity securities	(2,174,980)	(6,969,552)
Proceeds from the sales of investments	3,965,329	2,362,134
Net cash used by investing activities	(7,687,833)	(5,094,674)

Cash flows from financing activities
Proceeds of long-term debt	1,363,000	—
Repayments of long-term debt	(194,985)	(313,949)
Proceeds from TIA	6,883,103	—
Repurchase of preferred stock	(100,000)	—
Proceeds from the exercise of stock options	851,012	—
Payment of preferred stock dividends	(164,400)	(165,026)
Net cash provided (used) by financing activities	8,637,730	(478,975)

Net increase (decrease) in cash and cash equivalents	9,782,049	(4,092,433)

Cash and cash equivalents at:
Beginning of period	5,934,749	9,647,292
End of period	$15,716,798	$5,554,859

Supplemental schedule of cash flow information:
Interest paid	$105,959	$130,085

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$52,242	$54,800
Conversion of preferred stock to common stock	$15,000	$8,500
Preferred stock repurchase payable	$2,723,248	$—

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

The following shows the changes in stockholders’ equity for the three-month period ended September 30, 2020:

	Common Stock	Series I Class B Preferred Stock	Series II Class B Preferred Stock	Series III Class B Preferred Stock	Series IV Class B Preferred Stock	Series V Class B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 2020	$ —	$96,000	$171,200	$126,745	$335,000	$34,000	$62,087,831	$(29,802,348)	$33,048,428
Exchange of Preferred Stock for Common Stock	—	—	—	—	(300,000)	—	(2,423,248)	—	(2,723,248)
Conversion	—	—	(15,000)	—	—	—	15,000	—	—
Stock Option Exercises	—	—	—	—	—	—	224,325	—	224,325
Dividends	—	—	—	—	—	—	(52,242)	—	(52,242)
Net Income	—	—	—	—	—	—	—	8,625,751	8,625,751
Balance at September 30, 2020	$ —	$96,000	$156,200	$126,745	$35,000	$34,000	$59,851,666	$(21,176,597)	$39,123,014

The following shows the changes in stockholders’ equity for the three-month period ended September 30, 2019:

	Common Stock	Series I Class B Preferred Stock	Series II Class B Preferred Stock	Series III Class B Preferred Stock	Series IV Class B Preferred Stock	Series V Class B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit		Total
Balance at June 30, 2019	$ —	$96,000	$171,200	$129,245	$342,500	$34,000	$61,770,344	$(36,776,937	) $	25,766,352
Dividends	—	—	—	—	—	—	(54,800)	—		(54,800)
Net Income	—	—	—	—	—	—	—	1,024,434		1,024,434
Balance at September 30, 2019	$ —	$96,000	$171,200	$129,245	$342,500	$34,000	$61,715,544	$(35,752,503	) $	26,735,986

The following shows the changes in stockholders’ equity for the nine-month period ended September 30, 2020:

	Common Stock	Series I Class B Preferred Stock	Series II Class B Preferred Stock	Series III Class B Preferred Stock	Series IV Class B Preferred Stock	Series V Class B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2019	$ —	$96,000	$171,200	$129,245	$342,500	$34,000	$61,660,744	$(33,891,234)	$28,542,455
Exchange of Preferred Stock for Common Stock	—	—	—	(2,500)	(307,500)	—	(2,513,248)	—	(2,823,248)
Conversion	—	—	(15,000)	—	—	—	15,000	—	—
Stock Option Exercises	—	—	—	—	—	—	851,012	—	851,012
Dividends	—	—	—	—	—	—	(161,842)	—	(161,842)
Net Income	—	—	—	—	—	—	—	12,714,637	12,714,637
Balance at September 30, 2020	$ —	$96,000	$156,200	$126,745	$35,000	$34,000	$59,851,666	$(21,176,597)	$39,123,014

The following shows the changes in stockholders’ equity for the nine-month period ended September 30, 2019:

	Common Stock	Series I Class B Preferred Stock	Series II Class B Preferred Stock	Series III Class B Preferred Stock	Series IV Class B Preferred Stock	Series V Class B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit		Total
Balance at December 31, 2018	$ —	$98,500	$171,200	$129,245	$342,500	$40,000	$61,871,756	$(37,039,468	) $	25,613,733
Dividends	—	—	—	—	—	—	(164,712)	—		(164,712)
Conversion	—	(2,500)	—	—	—	(6,000)	8,500	—		—
Net Income	—	—	—	—	—	—	—	1,286,965		1,286,965
Balance at September 30, 2019	$ —	$96,000	$171,200	$129,245	$342,500	$34,000	$61,715,544	$(35,752,503	) $	26,735,986

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

Business of the Company

Retractable Technologies, Inc. (the “Company”) was incorporated in Texas on May 9, 1994, and designs, develops, manufactures, and markets safety syringes and other safety medical products for the healthcare profession. The Company began to develop its manufacturing operations in 1995. The Company’s manufacturing and administrative facilities are located in Little Elm, Texas. The Company’s products are the VanishPoint® 0.5mL insulin syringe; 1mL tuberculin, insulin, and allergy antigen syringes; 0.5mL, 1mL, 2mL, 3mL, 5mL, and 10mL syringes; the blood collection tube holder; the small diameter tube adapter; the allergy tray; the IV safety catheter; the Patient Safe® syringes; the Patient Safe® Luer Cap; the VanishPoint® Blood Collection Set; and the EasyPoint® needle as well as a standard 3mL syringe packaged with an EasyPoint® needle. The Company also sells VanishPoint® autodisable syringes in the international market in addition to the Company’s other products.

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

Accounts receivable

The Company records trade receivables when revenue is recognized. No product has been consigned to customers. The Company’s allowance for doubtful accounts is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. This provision is reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. The Allowance for bad debt was $271 thousand and $147 thousand as of September 30, 2020 and December 31, 2019, respectively.

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

Concentration risks

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, certificates of deposit, U.S. Treasury Notes, exchange-traded and closed-end funds, mutual funds, equity securities, and accounts receivable. Cash balances, some of which exceed federally insured limits, are maintained in financial institutions; however, Management believes the institutions are of high credit quality. The Company assesses market risk in debt and equity securities through consultation with its outside investment advisors. Management is responsible for directing investment activity based on current economic conditions. The majority of accounts receivable are due from companies which are well-established entities. In the third quarter of 2020, a significant portion of the Company’s sales were to the U.S. government, which Management does not consider a credit risk. As a consequence, Management considers any exposure from concentrations of credit risks to be limited.

The following table reflects significant customers for the three- and nine-month periods ending September 30, 2020 and 2019, respectively:

	Three Months ended September 30, 2020	Three Months ended September 30, 2019	Nine Months ended September 30, 2020	Nine Months ended September 30, 2019
Number of significant customers	2	3	2	3
Aggregate dollar amount of net sales to significant customers	$16.4 million	$5.0 million	$21.7 million	$12.6 million
Percentage of net sales to significant customers	60.6%	43.2%	43.6%	43.3%

In the third quarter of 2020, approximately $12.9 million of the Company’s sales were to the Department of Health and Human Services of the United States in partial fulfillment of a recent $83.8 million delivery order to supply automated retraction safety syringes (the “HHS Order”). Management expects the U.S. government to remain a significant customer through the remainder of 2020, and sales under the HHS Order to increase quarterly through May 2021.

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China. The Company obtained roughly 82.2% and 82.1% of its products in the first nine months of 2020 and 2019, respectively, from its Chinese manufacturers. Purchases from Chinese manufacturers aggregated 80.5% and 84.2% of products in the three-month periods ended September 30, 2020 and 2019, respectively. In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company would need to find an alternate manufacturer for its blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes, and would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles. Regardless of vendor availability, the Company expects to increase its domestic syringe production capacity at its facilities pursuant to the plans outlined in the TIA as hereinafter defined.

Revenue recognition

The Company recognizes revenue when it has satisfied all performance obligations to the customer, generally when title and risk of loss pass to the customer. Payments from customers with approved credit terms are typically due 30 days from the invoice date. Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances. Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports. Rebates are recorded when issued and are applied against the customer’s receivable balance. Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor. One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report. Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted. The estimated contractual allowance is included in Accounts payable in the Condensed Balance Sheets and deducted from Revenues in the Condensed Statements of Operations. Accounts payable included estimated contractual allowances for $3,714,002 and $3,586,726 as of September 30, 2020 and December 31, 2019, respectively. The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors. Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company. End-users do not receive any contractual allowances on their purchases. Any product shipped or distributed for evaluation purposes is expensed.

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

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the three months ended September 30, 2020
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales (excluding HHS Order)	$8,241,161	$791,961	$3,581,723	$9,210	$12,624,055
HHS Order sales to U.S. Government	12,898,080	—	—	—	12,898,080
North and South America sales (excluding U.S.)	1,295,080	450	—	—	1,295,530
Other international sales	198,440	73,019	235	1,705	273,399
Total	$22,632,761	$865,430	$3,581,958	$10,915	$27,091,064

	For the three months ended September 30, 2019:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$7,356,305	$462,096	$1,197,176	$23,631	$9,039,208
North and South America sales (excluding U.S.)	2,344,956	1,150	528	86,100	2,432,734
Other international sales	162,296	2,006	396	2,946	167,644
Total	$9,863,557	$465,252	$1,198,100	$112,677	$11,639,586

	For the nine months ended September 30, 2020:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales (excluding HHS Order)	$21,538,941	$1,607,804	$6,004,295	$52,065	$29,203,105
HHS Order sales to U.S. Government	14,065,623	—	—	—	14,065,623
North and South America sales (excluding U.S.)	4,911,106	8,450	1,496	1,064,768	5,985,820
Other international sales	529,430	76,609	235	6,304	612,578
Total	$41,045,100	$1,692,863	$6,006,026	$1,123,137	$49,867,126

	For the nine months ended September 30, 2019:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$19,150,535	$1,389,943	$2,439,139	$51,605	$23,031,222
North and South America sales (excluding U.S.)	4,867,104	5,313	1,044	87,025	4,960,486
Other international sales	622,945	374,498	543	178,256	1,176,242
Total	$24,640,584	$1,769,754	$2,440,726	$316,886	$29,167,950

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

Earnings per share

The Company computes basic earnings or loss per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock. The calculation of diluted EPS included 226,150 shares of Common Stock underlying issued and outstanding stock options for both the three and nine months ended September 30, 2020. Common Stock issuable upon the conversion of convertible preferred stock is excluded from the calculation of diluted EPS for the three months ended September 30, 2019 and for the nine months ended September 30, 2020 and 2019 as their effect was antidilutive for those periods. Common Stock issuable upon the conversion of convertible preferred stock is included in the calculation of diluted EPS for the three months ended September 30, 2020 as their effect was dilutive for the period. The potential dilution, if any, is shown on the following schedule:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net income	$8,625,751	$1,024,434	$12,714,637	$1,286,965
Preferred stock dividend requirements	(145,535)	(175,456)	(493,826)	(527,162)
Deemed contribution on extinguishment of preferred stock	2,525,848	—	2,519,124	—
Income applicable to common shareholders	$11,006,064	$848,978	$14,739,935	$759,803
Average common shares outstanding	33,371,471	32,674,954	32,947,241	32,671,648
Average common and common equivalent shares outstanding – assuming dilution	33,984,934	32,674,954	33,071,652	32,671,648
Basic earnings per share	$0.33	$0.03	$0.45	$0.02
Diluted earnings per share	$0.33	$0.03	$0.45	$0.02

The FASB Codification 260-10-S99-2, Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, requires the gain or loss on extinguishment of equity-classified preferred stock to be included in the net income per common stockholder used to calculate earnings per share (similar to the treatment of dividends paid on preferred stock). The difference between (1) the fair value of the consideration transferred to the holders of the preferred stock and (2) the carrying amount of the preferred stock (net of issuance costs) is subtracted from (or added to) net income to arrive at income available to common stockholders in the calculation of earnings per share.

The Company has determined to apply this guidance to its accounting treatment of the preferred stock transactions described in Note 12.

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

Technology Investment Agreement (TIA)

Effective July 1, 2020, the Company entered into a Technology Investment Agreement (“TIA”) with the United States Government Department of Defense, U.S. Army Contracting Command-Aberdeen Proving Ground, Natick Contracting Division & Edgewood Contracting Division (ACC-APG, NCD & ECD) on behalf of the Biomedical Advanced Research and Development Authority (BARDA) (“Government”) for $53,664,286 in Government funding for expanding the Company’s domestic production of needles and syringes. Pursuant to the terms of the TIA, the Company is expected to make significant additions to its facilities which should allow the Company to increase domestic production. As reimbursements are received from the Government for such expenditures, the Company records a deferred liability. The deferred liability will be systematically amortized as a gain over the life of the related property, plant, and equipment as to offset the related depreciation expense of the assets acquired. The amortization will be presented separately from the depreciation expense on the Condensed Statements of Operations.

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

Recently Issued Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes: Simplifying the Accounting for Income Taxes”. The new standard is intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within the annual period, with early adoption permitted. Adoption of the standard requires certain changes primarily be made prospectively, with some changes to be made retrospectively. The Company has determined that the adoption of ASU 2019-12 will not have a material impact on its financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients for contracts that reference LIBOR, if certain criteria are met, that can be applied through December 31, 2022. As reference rate reform is still an ongoing process, the Company will continue to evaluate the timing and potential impact of adoption for optional expedients when deemed necessary.

3.	INVENTORIES

Inventories consist of the following:

	September 30, 2020	December 31, 2019
Raw materials	$1,604,051	$1,254,313
Finished goods	6,445,700	6,493,487
	8,049,751	7,747,800
Inventory reserve	(297,208)	(297,208)
	$7,752,543	$7,450,592

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

•	Level 1 – quoted market prices in active markets for identical assets and liabilities

•	Level 2 – inputs other than quoted prices that are directly or indirectly observable

•	Level 3 - unobservable inputs where there is little or no market activity

The following tables summarize the values of assets designated as Investments in debt and equity securities:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Equity securities	$2,723,410	$—	$—	$2,723,410
Mutual funds and exchange traded funds	3,902,118	—	—	3,902,118
Certificates of deposit	—	77,921	—	77,921
	$6,625,528	$77,921	$—	$6,703,449

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Equity securities	$—	$—	$—	$—
Mutual funds and exchange traded funds	6,708,746	—	—	6,708,746
Certificates of deposit	—	1,062,914	—	1,062,914
	$6,708,746	$1,062,914	$—	$7,771,660

The Company holds high-grade ETFs, mutual funds, individual equity stocks (predominately in the energy sector), and debt securities as investments. These assets are readily marketable and are carried at fair value as of the date of the Condensed Balance Sheets. The Company intends to hold these assets for possible future operating requirements.

The following table summarizes gross unrealized gains and losses from Investments in debt and equity securities:

	September 30, 2020
		Gross Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$2,068,405	$655,005	$—	$2,723,410
Mutual funds and exchange traded funds	3,871,186	30,932	—	3,902,118
Certificates of deposit	75,000	2,921	—	77,921
	$6,014,591	$688,858	—	$6,703,449

	December 31, 2019
		Gross Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$—	$—	$—	$—
Mutual funds and exchange traded funds	6,592,345	116,401	—	6,708,746
Certificates of deposit	1,050,000	12,914	—	1,062,914
	$7,642,345	$129,315	—	$7,771,660

Unrealized gains (losses) on investments in debt and equity securities were $559,543 and $129,728 for the nine months ended September 30, 2020 and 2019, respectively.

5.	INCOME TAXES

The Company’s effective tax rate on the net income before income taxes was 15.63% and (1.2)% for the three and nine months ended September 30, 2020, respectively, and 0.4% and 0.6% for each of the three- and nine-month periods ended September 30, 2019. For the three and nine months ended September 30, 2020 and 2019, the Company's effective tax rate was determined based on the estimated annual effective income tax rate.

The effective tax rate for the three and nine months ended September 30, 2020 was different from the federal statutory rate due primarily to the income tax benefit recorded in connection with the release of the valuation allowance on deferred tax assets.

6.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2020	December 31, 2019
Prepayments from customers	$1,387,491	$998,601
Accrued property taxes	351,000	—
Accrued professional fees	202,979	263,757
Current portion - preferred stock repurchase	952,381	—
Other accrued expenses	138,179	124,791
	$3,032,030	$1,387,149

7.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	September 30, 2020	December 31, 2019
Long-term deferred liability - TIA	$8,762,294	$—
Long-term deferred liability - preferred stock repurchase	1,770,867	—
	$10,533,161	$—

8.	COMMITMENTS AND CONTINGENCIES

On November 7, 2019, the Company filed a lawsuit in the 44th District Court of Dallas County, Texas (No. DC-19-17946) against Locke Lord, LLP and Roy Hardin in connection with their legal representation of the Company in its previous litigation against Becton, Dickinson and Company (“BD”). The Company alleges that the defendants breached their fiduciary duties, committed malpractice, and were negligent in their representation of the Company. The Company seeks actual and exemplary damages, disgorgement, costs, and interest. On October 6, 2020, the Court dismissed Defendants’ motion to dismiss, which order was appealed by the Defendants on October 9, 2020 to the Court of Appeals, Fifth District of Texas at Dallas.

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

Revenues by geography are as follows:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
U.S. sales (excluding HHS Order)	$12,624,055	$9,039,208	$29,203,105	$23,031,222
HHS Order sales to U.S. Government	12,898,080	—	14,065,623	—
North and South America sales (excluding U.S.)	1,295,530	2,432,734	5,985,820	4,960,486

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Other international sales	273,399	167,644	612,578	1,176,242
Total sales	$27,091,064	$11,639,586	$49,867,126	$29,167,950

Long-lived assets by geography are as follows:

	September 30, 2020	December 31, 2019
Long-lived assets
U.S.	$19,413,966	$10,542,688
International	71,276	89,369
Total	$19,485,242	$10,632,057

10.	DIVIDENDS

The Board declared and the Company paid dividends to Series I and Series II Class B Preferred Shareholders in the following amounts: $12,313 and $42,800, respectively, on January 18, 2019 and April 22, 2019. The Board declared and the Company paid dividends to Series I and Series II Class B Preferred Shareholders in the following amounts: $12,000 and $42,800, respectively, on July 19, 2019, October 21, 2019, January 22, 2020, April 20, 2020, and July 20, 2020. The Board declared and the Company paid dividends on October 22, 2020 to Series I and Series II Class B Preferred Shareholders in the following amounts: $12,000 and $40,242.

In the third quarter of 2020, a shareholder converted 15,000 shares of Series II Class B Preferred Stock into the same number of shares of Common Stock.

11.	LEASES

The Company has operating leases for a corporate office and warehouse space.  The leases have a remaining lease term of less than one year.  The Company currently has no finance leases.  The right-of-use (“ROU”) asset is determined based on the lease liability adjusted for lease incentives received.  Lease expense is recognized on a straight-line basis over the lease term.  The leases may include various expenses incidental to the use of the property, such as common area maintenance, property taxes and insurance.  These costs are separate from the minimum rent payment and are not considered in the determination of the lease liability and ROU asset.  The Company has not noted any material instances in its leases where these costs were combined with the minimum rent payment and has therefore elected the policy to not separate lease from non-lease components if they are combined with the minimum rent payment.  The option periods are not included in the determination of the lease liability and right-of-use asset as the Company is not reasonably certain if it will extend at the time of lease commencement.

The operating lease cost component of the lease expense was $69,689 for the nine-month period ended September 30, 2020.  The cash paid for amounts included in the measurement of lease liabilities as a component of cash flows related to leases was $69,689 for the nine months ended September 30, 2020.  The operating lease cost component of the lease expense was $60,175 for the nine months ended September 30, 2019. The cash paid for amounts included in the measurement of lease liabilities as a component of cash flows related to leases was $60,175 for the nine months ended September 30, 2019.

Assets and liabilities associated with these leases included in the Condensed Balance Sheets are as follows:

	September 30, 2020	December 31, 2019
OPERATING LEASES
Other assets	$72,515	$82,359
Other accrued liabilities	$72,515	$82,359
Other long-term liabilities	—	—
Total operating lease liabilities	$72,515	$82,359

The weighted average remaining lease term is 9.4 months and the weighted average discount rate is 3.82%.

Future minimum payments under non-cancelable operating leases and financing leases consist of the following at September 30, 2020:

Year ending December 31, 2020	$73,709
Less imputed interest	(1,194)
Total	$72,515

12.	EXCHANGE OF COMMON STOCK FOR PREFERRED STOCK

Effective January 13, 2020, the Company purchased outstanding Class B Convertible Preferred Stock (the “Preferred Stock”) from preferred shareholders for cash and Common Stock. Such preferred stockholders tendered to the Company a total of 2,500 shares of Series III Preferred Stock and 5,000 shares of Series IV Preferred Stock. A total of $75,000 and 7,500 shares of Common Stock were issued as consideration therefor. In accordance with the terms of the agreements, the preferred stockholders agreed to waive all unpaid dividends in arrears associated with their Preferred Stock, which resulted in a waiver of a total of $149,795 in unpaid dividends in arrears.

Effective May 18, 2020, the Company purchased 2,500 shares of Series IV Preferred Stock from one shareholder for $25,000 and 2,500 shares of Common Stock. Such preferred stockholder agreed to waive all unpaid dividends in arrears associated with its Preferred Stock, which resulted in a waiver of a total of $50,370 in unpaid dividends in arrears.

On September 30, 2020, the Company purchased 300,000 shares of Series IV Preferred Stock from a shareholder for $3,000,000 in cash, with a net present value of $2,723,248, to be paid over a three-year period beginning February 2021 and 600,000 shares of Common Stock. Such preferred stockholder agreed to waive all unpaid dividends in arrears associated with its Preferred Stock, which resulted in a waiver of a total of $6,091,233 in unpaid dividends in arrears.

13.	STOCK OPTIONS

Stock options were exercised by the Company’s employees and directors at various dates during the quarter ended September 30, 2020, and, consequently, a total of 121,800 shares of Common Stock were issued for an aggregate payment to the Company of $224,325 to exercise such options. For the nine months ended September 30, 2020, as a result of exercised stock options, a total of 406,650 shares of Common Stock were issued for an aggregate payment to the Company of $851,012.

14.	COVID-19

To date, the Company’s manufacturing facility in Little Elm, Texas has continued to operate due to its status as an essential business. As a result of the COVID-19 pandemic, the Company has implemented certain safety precautions at its facility to reduce the risk of the potential spread of the novel coronavirus. The Company has implemented arrangements to reduce the number of office staff employees working on-site at the production facility, as well as instituting personal distancing policies and monitoring of essential production staff to minimize the risk of infection. The Company continues to monitor the evolving situation and will work to further mitigate risks to staff and to customers. The Company is continuing to evaluate the ever-changing circumstances surrounding this pandemic as it relates to its ability to continue to source materials and products, maintain a workforce, and operate its business effectively and efficiently. Despite the global disruption of the coronavirus pandemic, the Company has not experienced a significant disruption to its supply chain. During 2020, the Company has experienced an increase in demand for its products and has been able to meet such demand with increased volumes despite the pandemic. The Company is unable to predict with certainty its ability to maintain its current operational functionality.

15.	PAYCHECK PROTECTION PROGRAM LOAN

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

As of September 30, 2020, the Company believes it has incurred qualifying expenses equal to or greater than the principal amount of the PPP Loan; however, the Company is not able to determine the amount, if any, that might be forgiven.

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

Assuming the PPP Loan is not forgiven, the Company’s obligations thereunder are as follows as of September 30, 2020 for years ending December 31:

2020	$151,244
2021	912,826
2022	298,930
$1,363,000

16.	TECHNOLOGY INVESTMENT AGREEMENT

Effective July 1, 2020, the Company entered into the TIA with the Government. The principle purpose of the TIA is to fund the expansion of the Company’s manufacturing capacity for hypodermic safety needles and corresponding syringes in response to the worldwide COVID-19 global pandemic. The Government award is an expenditure-type TIA, whereby the Government will make payments to the Company for the Company’s expenditures for equipment and supplies in carrying out the expansion of the Company’s domestic production. The Company’s contributions under the terms of the TIA to enhance domestic capacity of pandemic-essential technology include providing facilities, technical expertise, labor, and maintenance of the TIA-funded equipment for a ten-year term.

As of early November 2020, the Company has negotiated contracts for the purchase of automated assembly equipment, molds, and molding equipment, as well as portions of auxiliary equipment, for approximately $38 million. The Company has engaged architects and general construction contractors for the completion of new controlled environment facilities and additional warehousing facilities. The expanded facilities consist of approximately 27,800 square feet of additional controlled environment within existing properties and new construction of approximately 55,000 square feet of new warehouse space in conjunction with the overall production capacity expansion. The estimated cost of the controlled environment within existing properties is $6 million, and construction of the new warehouse is estimated to be $5.8 million. The cost of the controlled environment will be funded by the Government under the TIA, while the cost of the new warehouse will be funded by the Company. Building permits were obtained for both buildings in October 2020. The scheduled completion dates for the construction are within the second quarter of 2021.

17.	SUBSEQUENT EVENTS

In October 2020, the Company purchased a total of 30,000 shares of Series IV Preferred Stock and 25,000 shares of Series V Preferred Stock from six shareholders in exchange for a total of $400,000 (of which $303,330 is to be paid over a three-year period beginning February 2021) and 110,000 shares of Common Stock. Such preferred shareholders agreed to waive all unpaid dividends in arrears associated with its Preferred Stock, which resulted in a waiver of a total of $757,759 in unpaid dividends in arrears.

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997. VanishPoint® syringes comprised 82.3% of our sales in the first nine months of 2020. We also manufacture and market the EasyPoint® needle, blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set. We currently provide other safety medical products in addition to safety products utilizing retractable technology. One such product is the Patient Safe® syringe, which is uniquely designed to reduce the risk of bloodstream infections associated with catheter hub contamination.

In the second quarter of 2016, we began selling the EasyPoint® needle. EasyPoint® needles made up 12.0% of revenues for the nine months ended September 30, 2020. The EasyPoint® is a retractable needle that can be used with Luer lock syringes, Luer slip syringes, and prefilled syringes to give injections. The EasyPoint® needle can also be used to aspirate fluids and collect blood.

Our products have been and continue to be distributed nationally and internationally through numerous distributors.

Historically, unit sales have increased in the latter part of the year due, in part, to the demand for syringes during the flu season. Experts and industry professionals predicted that flu shots would be critical for the public in the 2020 flu season because of the continuing COVID-19 pandemic. Although our domestic sales outside of the HHS Order increased approximately 40% during the three months ended September 30, 2020, we cannot determine what percent of the increased sales were attributable to flu shots versus preparation for a COVID-19 vaccine.

On May 1, 2020, we were awarded a delivery order under an existing contract by the Department of Health and Human Services of the United States to supply automated retraction safety syringes (the “HHS Order”). The total fixed price under the delivery order is $83,788,440. The existing contract was executed in September 2018, but the order placed on May 1, 2020 is unusually significant. In the third quarter of 2020, our sales under this order were approximately $12.9 million and we expect such sales to increase each quarter through May 2021. We understand that the purpose of the HHS Order is to provide syringes for the COVID-19 vaccine, when available. Additionally, in October 2020, the contract value was increased by $10 million when the U.S. government agreed to expedite freight into our facilities by paying for airfreight costs from China.

Effective July 1, 2020, we entered into a Technology Investment Agreement (“TIA”) with the United States Government Department of Defense, U.S. Army Contracting Command-Aberdeen Proving Ground, Natick Contracting Division & Edgewood Contracting Division (ACC-APG, NCD & ECD) on behalf of the Biomedical Advanced Research and Development Authority (BARDA) (“Government”) for $53,664,286 in government funding for expanding our domestic production of needles and syringes. Pursuant to the terms of the TIA, we are expecting to make significant additions to our facilities which should allow us to increase domestic production. Additionally, the TIA provides for reimbursement for equipment and supplies. As of early November 2020, we have negotiated contracts for the purchase of automated assembly equipment, molds, and molding equipment, as well as portions of auxiliary equipment, for approximately $38 million. We have engaged architects and general construction contractors for the completion of new controlled environment facilities and additional warehousing facilities. The expanded facilities consist of approximately 27,800 square feet of additional controlled environment within existing properties and new construction of approximately 55,000 square feet of new warehouse space in conjunction with the overall production capacity expansion. The estimated cost of the controlled environment within existing properties is $6 million, and construction of the new warehouse is estimated to be $5.8 million. The cost of the controlled environment will be funded by the Government under the TIA, while the cost of the new warehouse will be our financial obligation. Building permits were obtained for both buildings in October 2020. The scheduled completion dates for the construction are within the second quarter of 2021.

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

As detailed in Note 4 to the financial statements, we held $6.7 million in debt and equity securities as of September 30, 2020, which represents 14.3% of our current assets. During the third quarter of 2020, we liquidated a portion of our investment portfolio (approximately $4.0 million) for operational needs. We continually monitor our invested balances.

During the third quarter of 2020, we hired 15 new full-time employees, predominantly as production line workers, and terminated several back office employees. We also moderately increased non-executive pay. The net effect of these actions caused a net increase of approximately $150 thousand in our operating expenses for the quarter ended September 30, 2020.

Product purchases from our Chinese manufacturers have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost. In the first nine months of 2020, our Chinese manufacturers produced approximately 82.2% of our products. Despite the global disruption of the coronavirus pandemic, we have not experienced a significant disruption to our supply chain. In the event that we become unable to purchase products from our Chinese manufacturers, we would need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles. Regardless of vendor availability, we expect to increase our domestic syringe production capacity at our facilities pursuant to the plans outlined in the TIA.

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

With increased volumes, our manufacturing unit costs have generally tended to decline. Factors that could affect our unit costs include possible tariffs, increases in costs by third party manufacturers, changing production volumes, costs of petroleum products, and transportation costs. Increases in such costs may not be recoverable through price increases of our products. Decreases in costs of petroleum products during the first nine months of 2020 have reduced certain raw material costs.

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements. Dollar amounts have been rounded for ease of reading. All period references are to the periods ended September 30, 2020 or 2019.

Comparison of Three Months Ended September 30, 2020 and September 30, 2019

Domestic sales, including sales to the U.S. government, accounted for 94.2% and 77.7% of the revenues for the three months ended September 30, 2020 and 2019, respectively. Domestic revenues increased 182.3% principally due to the increase in units sold. Domestic unit sales increased 151.7%. Domestic unit sales were 90.6% of total unit sales for the three months ended September 30, 2020. Domestic sales excluding the HHS Order rose approximately 40%. International revenue and unit sales decreased 39.7% and 41.3%, representing a return to normal levels after the unusually high volumes in 2019. Our international orders may be subject to significant fluctuation over time and there is limited predictability with respect to the timing of international orders. Overall unit sales increased 92.2%. Other than the Department of Health and Human Services, our increased sales are predominantly attributable to existing customers as well as several new smaller customers who do not operate as distributors. Our sales under the HHS Order in the quarter ended September 30, 2020 were approximately $12.9 million and we expect such sales to increase each quarter through May 2021.

The Cost of manufactured product increased by 67.0% principally due to the increase in the volume of units sold. Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix. Royalty expense increased 79.6% due to increased gross sales.

Gross profit increased 267.0% primarily due to the increase in net revenues.

Operating expenses increased 24.8%. The increase was due to employee expenses such as added payroll and related costs and consulting fees.

Our income from operations was $10.3 million compared to an operating income of $978 thousand for the same period last year due primarily to the increase in net revenues and resulting gross profit.

Interest and other income decreased $179 thousand for the quarter ended September 30, 2020 compared to the same period last year principally due to unrealized losses in investments.

Our effective tax rate on income before income taxes was 15.63% and 0.4% for the three months ended September 30, 2020 and September 30, 2019, respectively.

Comparison of Nine Months Ended September 30, 2020 and September 30, 2019

Domestic sales, including sales to the U.S. government, accounted for 86.8% and 79.4% of the revenues, excluding product licensing fees, for the nine months ended September 30, 2020 and 2019, respectively. Domestic revenues increased 87.9% principally due to the increase in units sold. Domestic unit sales increased 76.4%. Domestic unit sales were 81.6% of total unit sales for the nine months ended September 30, 2020. International revenue and unit sales increased 10.1% and 3.7%, respectively, due to increased orders and the timing of the same. Our international orders may be subject to significant fluctuation over time and there is limited predictability with respect to the timing of international orders. Overall unit sales increased 56.3%. As discussed above, our sales under the HHS Order contributed $14.3 million to our results for the nine months ended September 30, 2020.

The Cost of manufactured product increased by 45.2% principally due to the increase in the volume of units sold. Profit margins can fluctuate depending upon, among other things, the cost of manufactured product and the capitalized cost of product recorded in inventory, as well as product sales mix. Royalty expense increased 38.5% due to increased gross sales.

Gross profit increased 128.9% primarily due to the increase in net revenues.

Operating expenses increased 14.7%. The increase was due to an increase in employee headcount and related costs as well as consulting fees and an increase in the allowance for doubtful accounts.

Our operating income was $11.8 million compared to an operating income for the same period last year of $1.1 million due primarily to increased net revenues and resulting gross profit.

Interest and other income for the first nine months of 2020 increased $589 thousand compared to the same period last year principally due to realized and unrealized gains on investments.

Our effective tax rate on income before income taxes was (1.2)% and 0.6% for the nine months ended September 30, 2020 and September 30, 2019, respectively. As of June 30, 2020, we released our valuation allowance for deferred tax assets based on evidence supporting the position that the potential benefit would be “more-likely-than-not” realized. As a result of the release of the valuation allowance, we recognized approximately $1.8 million in deferred tax assets and recognized the corresponding amount as a beneficial income tax provision. The recognition of the benefit and deferred tax asset is reflected in the second quarter of 2020.

Discussion of Balance Sheet and Statement of Cash Flow Items

Cash comprises 23% of total assets. Working capital was $32.0 million at September 30, 2020, an increase of $11.8 million from December 31, 2019.

Cash provided by operations was $8.8 million for the nine months ended September 30, 2020 due primarily to net income for the period, offset by a significant increase in accounts receivable.

Cash used by investing activities was $7.7 million for the nine months ended September 30, 2020 due primarily to the net sales of equity securities and the purchase of fixed assets. The $9.5 million impact to cash from the purchase of such fixed assets reflects down payments on orders for certain assets detailed in this report in connection with the TIA. In the third quarter of 2020, we liquidated approximately $4.0 million of our investment portfolio for operational needs.

Cash provided by financing activities was $8.6 million for the nine months ended September 30, 2020. This was primarily due to the proceeds from the PPP loan, proceeds from the exercise of stock options, and proceeds from the government under the TIA for down payments on our orders for fixed assets.

LIQUIDITY

Historical Sources of Liquidity

We have historically funded operations primarily from the proceeds from revenues, private placements, litigation settlements, and loans.

Internal Sources of Liquidity

Margins

The mix of domestic and international sales affects the average sales price of our products. Generally, the higher the ratio of domestic sales to international sales, the higher the average sales price will be. Some international sales of our products are shipped directly from China to the customer. The number of units produced by us versus manufactured in China can have a significant effect on the carrying costs of Inventory as well as Cost of sales. Additionally, the effect of an overall increase in units sold also has a positive effect on margins. We will continue to evaluate the appropriate mix of products manufactured domestically and those manufactured in China to achieve economic benefits as well as to maintain our domestic manufacturing capability.

Seasonality

Historically, unit sales have increased during the flu season. We cannot determine what percent of our recent increase in domestic sales (excluding the HHS Order) were attributable to flu shots versus preparation for a COVID-19 vaccine.

Cash Requirements

We have sufficient cash reserves, received a PPP loan, and have begun to realize income from operations. We also have access to our investments which may be liquidated in the event that we need to access the funds for operations.

Contracts with the U.S. Government

As discussed above, we were awarded a material delivery order by the Department of Health and Human Services of the United States in the total amount of approximately $83.8 million, plus certain expedited freight expenses. In the third quarter of 2020, our sales under this HHS Order were approximately $12.9 million and we expect such sales to increase each quarter through May 2021.

As discussed above, we entered into a TIA with United States government for approximately $53.7 million in Government funding for expanding our domestic production of needles and syringes. To date, we have received approximately $6.9 million for down payments on the purchase of certain fixed assets. Pursuant to the terms of the TIA, we are expecting to make significant additions to our facilities which should allow us to increase domestic production. We have engaged architects and construction contractors for the completion of new controlled environment facilities and warehousing facilities which are expected to be completed in the second quarter of 2021.

Option Exercises

Stock options were exercised by our employees and directors at various dates during the quarter ended September 30, 2020, and, consequently, we received approximately $224 thousand to exercise such options.

External Sources of Liquidity

We recently received a PPP Loan, as described above, in the principal amount of $1,363,000. PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. We have not yet applied for forgiveness and we cannot be certain of the amount, if any, which may be forgiven.

We may obtain a construction loan for the construction of new facilities in connection with our expansion plans in connection with the TIA. While a portion of the planned construction will be funded by the Government, we expect to fund the construction of the new warehouse and expect the cost to be approximately $5.8 million.

It is unlikely we would choose to raise funds by the public sale of equity despite recent increases in the value of our stock. Our stock price increased materially during the first nine months of 2020. The closing price per share on January 1, 2020 was $1.53. On September 30, 2020, our stock price closed at $6.66 per share and it was $8.25 on November 10, 2020.

We consider our investment portfolio a source of liquidity as well. For example, in the third quarter of 2020, we liquidated approximately $4.0 million from our investment portfolio for operational needs. As of September 30, 2020, $6.7 million was invested in third party securities.

CAPITAL RESOURCES

Since the execution of the TIA on July 1, 2020, we have been planning significant expansion to our facilities. We have engaged architects and general construction contractors for the completion of controlled environment facilities and additional warehousing facilities. The expanded facilities consist of approximately 27,800 square feet of additional controlled environment within existing properties and new construction of approximately 55,000 square feet of new warehouse space in conjunction with the overall production capacity expansion. We expect this construction to be completed in the second quarter of 2021. We have also contracted for additional automated assembly equipment, along with necessary auxiliary equipment, costing approximately $38 million in the aggregate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the third quarter of 2020 or subsequent to September 30, 2020 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Please refer to Note 8 to the financial statements for a complete description of all legal proceedings.

Item 1A.	Risk Factors.

There were no material changes in our Risk Factors as set forth in our most recent annual and quarterly reports which are available on EDGAR.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2020, the Company purchased 300,000 shares of Series IV Preferred Stock from a shareholder for $3,000,000 in cash over a three-year period beginning February 2021 and 600,000 shares of Common Stock. Such preferred stockholder agreed to waive all unpaid dividends in arrears associated with its Preferred Stock, which resulted in a waiver of a total of $6,091,233 in unpaid dividends in arrears. We are relying on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”) to exempt this transaction from the registration requirements of the Securities Act.

Item 3.	Defaults Upon Senior Securities.

Working Capital Restrictions and Limitations on the Payment of Dividends

We declared a dividend to the Series I Class B and Series II Class B Convertible Preferred Shareholders in the aggregate amount of $52,242. This dividend was paid on October 22, 2020.

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

For the nine months ended September 30, 2020, no dividends were in arrears.

Series II Class B Convertible Preferred Stock

For the nine months ended September 30, 2020, no dividends were in arrears.

Series III Class B Convertible Preferred Stock

For the nine months ended September 30, 2020, the amount of dividends in arrears was $95,209 and the total arrearage was $4,447,893 as of September 30, 2020.

Series IV Class B Convertible Preferred Stock

For the nine months ended September 30, 2020, the amount of dividends in arrears was $228,615 and the total arrearage was $814,747 as of September 30, 2020.

Series V Class B Convertible Preferred Stock

For the nine months ended September 30, 2020, the amount of dividends in arrears was $8,160 and the total arrearage was $1,028,356 as of September 30, 2020.

Item 6.	Exhibits.

Exhibit No.	Description of Document
10.1	Technology Investment Agreement dated as of July 1, 2020

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101	The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, (iv) Condensed Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019; and (v) Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 16, 2020	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ JOHN W. FORT III
JOHN W. FORT III VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER