Form 10-Q
period 2021-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2021-05-17
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,004,104 shares of Common Stock, no par value, issued and outstanding on May 3, 2021.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2021

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$30,924,687	$17,566,682
Accounts receivable, net	34,364,259	32,910,919
Investments in debt and equity securities, at fair value	13,763,887	8,081,833
Inventories, net	8,946,051	10,234,646
Other current assets	813,490	684,317
Total current assets	88,812,374	69,478,397

Property, plant, and equipment, net	43,216,851	30,816,504
Deferred tax asset	6,370,001	4,631,206
Other assets	31,723	44,567
Total assets	$138,430,949	$104,970,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,303,586	$16,256,444
Current portion of long-term debt	1,489,318	1,030,763
Accrued compensation	1,303,568	826,762
Dividends payable	39,050	49,091
Accrued royalties to shareholder	2,921,597	1,973,781
Other accrued liabilities	3,266,909	3,398,904
Income taxes payable	12,699,408	4,365,770
Total current liabilities	36,023,436	27,901,515

Other long-term liabilities	32,383,550	24,478,697
Long-term debt, net of current maturities	2,183,654	2,710,337
Total liabilities	70,590,640	55,090,549

Commitments and contingencies — see Note 8

Stockholders’ equity:
Preferred stock, $1 par value:
Series II, Class B	156,200	156,200
Series III, Class B	101,745	106,745
Common stock, no par value	—	—
Additional paid-in capital	59,294,701	59,285,401
Retained earnings	8,287,663	(9,668,221)
Total stockholders’ equity	67,840,309	49,880,125
Total liabilities and stockholders’ equity	$138,430,949	$104,970,674

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Sales, net	$50,073,725	$11,202,217
Cost of sales
Cost of manufactured product	19,157,341	6,802,675
Royalty expense to shareholder	2,921,597	869,108
Total cost of sales	22,078,938	7,671,783
Gross profit	27,994,787	3,530,434

Operating expenses:
Sales and marketing	931,231	1,135,980
Research and development	149,283	138,537
General and administrative	3,493,236	1,775,204
Total operating expenses	4,573,750	3,049,721
Income from operations	23,421,037	480,713

Interest and other income (loss)	1,194,779	(141,417)
Interest expense	(65,095)	(33,849)
Income before income taxes	24,550,721	305,447
Provision (benefit) for income taxes	6,594,837	(17,326)
Net income	17,955,884	322,773
Preferred Stock dividend requirements	(64,938)	(174,143)
Income applicable to common shareholders	$17,890,946	$148,630

Basic earnings per share	$0.53	$0.00

Diluted earnings per share	$0.52	$0.00

Weighted average common shares outstanding:
Basic	33,967,771	32,681,204
Diluted	34,378,683	32,745,972

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash flows from operating activities
Net income	$17,955,884	$322,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210,683	210,369
Net unrealized (gain) loss on investments	(1,103,972)	164,342
Accreted interest	32,277	—
Deferred taxes	(1,738,795)	—
Provision for doubtful accounts	150,000	125,000
(Increase) decrease in operating assets:
Accounts receivable	(7,904,815)	1,245,531
Inventories	1,288,595	1,077,460
Other current assets	(129,173)	(34,566)
Other assets	12,844	20,483
Increase (decrease) in operating liabilities:
Accounts payable	(1,952,858)	(572,637)
Accrued liabilities	1,433,224	(466,610)
Income taxes payable	8,333,638	—
Net cash provided by operating activities	16,587,532	2,092,145

Cash flows from investing activities
Purchase of property, plant, and equipment	(12,611,028)	(186,030)
Purchase of debt and equity securities	(4,578,082)	(41,763)
Net cash used by investing activities	(17,189,110)	(227,793)

Cash flows from financing activities
Repayments of long-term debt	(68,128)	(64,167)
Proceeds from TIA	15,235,812	—
Proceeds from the exercise of stock options	43,350	—
Payment of preferred stock redemption price payable	(101,250)	—
Payment of preferred stock repurchase payable	(1,101,110)	(75,000)
Payment of preferred stock dividends	(49,091)	(54,800)
Net cash provided (used) by financing activities	13,959,583	(193,967)

Net increase in cash and cash equivalents	13,358,005	1,670,385
Cash and cash equivalents at:
Beginning of period	17,566,682	5,934,749
End of period	$30,924,687	$7,605,134

Supplemental schedule of cash flow information:
Interest paid	$32,818	$33,851

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$39,050	$54,800
Conversion of preferred stock to common stock	$5,000	$—
Amounts receivable under TIA	$5,477,603	$—

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

The following shows the changes in stockholders’ equity for the three-month period ended March 31, 2021:

	Common Stock	Series II Class B Preferred Stock	Series III Class B Preferred Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2020	$—	$156,200	$106,745	$59,285,401	$(9,668,221)	$49,880,125
Conversion of Preferred Stock into Common Stock	—	—	(5,000)	5,000	—	—
Stock Option Exercises	—	—	—	43,350	—	43,350
Dividends	—	—	—	(39,050)	—	(39,050)
Net Income	—	—	—	—	17,955,884	17,955,884
Balance at March 31, 2021	$—	$156,200	$101,745	$59,294,701	$8,287,663	$67,840,309

The following shows the changes in stockholders’ equity for the three-month period ended March 31, 2020:

	Common Stock	Series I Class B Preferred Stock	Series II Class B Preferred Stock	Series III Class B Preferred Stock	Series IV Class B Preferred Stock	Series V Class B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2019	$—	$96,000	$171,200	$129,245	$342,500	$34,000	$61,660,744	$(33,891,234)	$28,542,455
Exchange of Preferred Stock for Common Stock	—	—	—	(2,500)	(5,000)	—	(67,500)	—	(75,000)
Dividends	—	—	—	—	—	—	(54,800)	—	(54,800)
Net Income	—	—	—	—	—	—	—	322,773	322,773
Balance at March 31, 2020	$—	$96,000	$171,200	$126,745	$337,500	$34,000	$61,538,444	$(33,568,461)	$28,735,428

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

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of Management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. The unaudited condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements incorporated into its Form 10-K filed on March 31, 2021 for the year ended December 31, 2020.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The amount reported as a contractual allowance for rebates involves examination of past historical trends related to sales to customers and the related credits issued once contractual obligations of the customers have been met.  The establishment of a liability for future claims of rebates against sales in the current period requires that the Company has an understanding of the relevant sales with respect to product categories, sales distribution channels, and the likelihood of contractual obligations being satisfied.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and investments with original maturities of three months or less.

Accounts receivable

The Company records trade receivables when revenue is recognized. No product has been consigned to customers. The Company’s allowance for doubtful accounts is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. This provision is reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. The Allowance for bad debt was $352,217 and $205,822 as of March 31, 2021 and December 31, 2020, respectively.

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

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost being determined using actual average cost. The Company compares the average cost to the net realizable value and records the lower value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time to sell such inventory, the shelf life of inventory, and current market conditions when determining excess or obsolete inventories. Once inventory items are deemed to be either excess or obsolete, they are excluded from the stated net realizable value.

Investments in debt and equity securities

The Company holds high-grade exchange-traded and closed-end funds (ETFs), mutual funds, equity securities, and debt securities as investments. These assets are readily marketable and are carried at fair value as of the date of the Condensed Balance Sheets. Net unrealized and realized gains or losses on investments in debt and equity securities are reflected as a component of Interest and other income (loss). Realized gains or losses on investments in debt and equity securities are recognized using the specific identification method.

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

Concentration risks

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, certificates of deposit, U.S. Treasury Notes, exchange-traded and closed-end funds, mutual funds, equity securities, and accounts receivable. Cash balances, some of which exceed federally insured limits, are maintained in financial institutions; however, Management believes the institutions are of high credit quality. The Company assesses market risk in debt and equity securities through consultation with its outside investment advisors. Management is responsible for directing investment activity based on current economic conditions. The majority of accounts receivable are due from companies which are well-established entities. In the first quarter of 2021, a significant portion of the Company’s sales were to the U.S. government, which Management does not consider a credit risk. As a consequence, Management considers any exposure from concentrations of credit risks to be limited.

The following table reflects significant customers for the first quarters of 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Number of significant customers	1	3
Aggregate dollar amount of net sales to significant customers	$37.8 million	$5.4 million
Percentage of net sales to significant customers	75.5%	48.2%

In the first quarter of 2021, approximately $37.8 million of the Company’s sales were to the Department of Health and Human Services of the United States. Management expects the U.S. government to remain a significant customer through at least September 2021. There were no sales to the Department of Health and Human Services in the first quarter of 2020.

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China. The Company obtained roughly 90.3% and 80.3% of its products in the first three months of 2021 and 2020, respectively, from its Chinese manufacturers. In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company would need to find an alternate manufacturer for its blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes, and would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

Revenue recognition

The Company recognizes revenue when it has satisfied all performance obligations to the customer, generally when title and risk of loss pass to the customer. Payments from customers with approved credit terms are typically due 30 days from the invoice date. Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances. Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports. When rebates are issued, they are applied against the customer’s receivable balance. Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor. One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report. Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted. The estimated contractual allowance is included in Accounts payable in the Condensed Balance Sheets and deducted from Revenues in the Condensed Statements of Operations. Accounts payable included estimated contractual allowances for $4,893,647 and $3,435,352 as of March 31, 2021 and December 31, 2020, respectively. The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors. Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company. End-users do not receive any contractual allowances on their purchases. Any product shipped or distributed for evaluation purposes is expensed.

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

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the three months ended March 31, 2021:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales (excluding U.S. government)	$8,759,314	$574,008	$1,612,333	$15,536	$10,961,191
Sales to U.S. government	37,782,360	—	—	—	37,782,360
North and South America sales (excluding U.S.)	825,820	—	11,968	109,440	947,228

Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
Other international sales	199,316	37,350	144,780	1,500	382,946
Total	$47,566,810	$611,358	$1,769,081	$126,476	$50,073,725

	For the three months ended March 31, 2020:
Geographic Segment	Syringes	Blood Collection Products	EasyPoint® Needles	Other Products	Total Product Sales
U.S. sales	$6,972,935	$580,123	$765,860	$17,879	$8,336,797
North and South America sales (excluding U.S.)	2,054,784	2,700	1,496	687,420	2,746,400
Other international sales	114,830	1,740	—	2,450	119,020
Total	$9,142,549	$584,563	$767,356	$707,749	$11,202,217

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

Earnings per share

The Company computes basic earnings or loss per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options or common stock issuable upon the conversion of convertible preferred stock. At March 31, 2021, the calculation of diluted EPS under the treasury stock method included 152,967 shares of Common Stock underlying issued and outstanding stock options. Common stock issuable upon the conversion of 257,945 convertible preferred shares is included in the calculation of diluted EPS for the three months ended March 31, 2021. Preferred stock was excluded from the calculation of diluted EPS for the period ended March 31, 2020 because the effect was antidilutive. The potential dilution, if any, is shown on the following schedule:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net income	$17,955,884	$322,773
Preferred stock dividend requirements	(64,938)	(174,143)
Income applicable to common shareholders	$17,890,946	$148,630
Average common shares outstanding	33,967,771	32,681,204
Average common and common equivalent shares outstanding — assuming dilution	34,378,683	32,745,972
Basic earnings per share	$0.53	$0.00
Diluted earnings per share	$0.52	$0.00

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

Recently Adopted Pronouncements

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as well as subsequent clarifying amendments on January 1, 2020.  Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Many of the loss estimation techniques applied previously will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  The adoption of ASU 2016-13, as well as the Targeted Transition Relief as provided by ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326) – Targeted Transition Relief” did not have a significant impact on the Company’s financial statements.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes: Simplifying the Accounting for Income Taxes”. The new standard is intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within the annual period, with early adoption permitted. Adoption of the standard requires certain changes primarily be made prospectively, with some changes to be made retrospectively. The Company has determined that the adoption of ASU 2019-12 did not have a material impact on its financial statements.

Recently Issued Pronouncement

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

3.	INVENTORIES

Inventories consist of the following:

	March 31, 2021	December 31, 2020
Raw materials	$1,576,376	$1,358,552
Finished goods	7,666,883	9,173,302
	9,243,259	10,531,854
Inventory reserve	(297,208)	(297,208)
	$8,946,051	$10,234,646

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements. ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

•	Level 1 – quoted market prices in active markets for identical assets and liabilities

•	Level 2 – inputs other than quoted prices that are directly or indirectly observable

•	Level 3 - unobservable inputs where there is little or no market activity

The following tables summarize the values of assets designated as Investments in debt and equity securities:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Equity securities	$9,647,668	$—	$—	$9,647,668
Mutual funds and exchange traded funds	4,039,440	—	—	4,039,440
Certificates of deposit	—	76,779	—	76,779
	$13,687,108	$76,779	$—	$13,763,887

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Equity securities	$3,990,533	$—	$—	$3,990,533
Mutual funds and exchange traded funds	4,013,956	—	—	4,013,956
Certificates of deposit	—	77,344	—	77,344
	$8,004,489	$77,344	$—	$8,081,833

The Company holds high-grade ETFs, mutual funds, individual equity stocks, and debt securities as investments. These assets are readily marketable and are carried at fair value as of the date of the Condensed Balance Sheets. The Company intends to hold these assets for possible future operating requirements.

The following table summarizes gross unrealized gains and losses from Investments in debt and equity securities:

	March 31, 2021
		Gross Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$6,636,822	$3,010,846	$—	$9,647,668
Mutual funds and exchange traded funds	3,948,768	95,899	(5,227)	4,039,440
Certificates of deposit	75,000	1,779	—	76,779
	$10,660,590	$3,108,524	$(5,227)	$13,763,887

	December 31, 2020
		Gross Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$2,098,144	$1,892,389	$—	$3,990,533
Mutual funds and exchange traded funds	3,909,364	104,592	—	4,013,956
Certificates of deposit	75,000	2,344	—	77,344
	$6,082,508	$1,999,325	$—	$8,081,833

Unrealized gains (losses) on investments in debt and equity securities were $1,103,972 and $(164,342) for the three months ended March 31, 2021 and 2020, respectively.

5.	INCOME TAXES

The Company’s effective tax rate on the net income before income taxes was 26.9% and 0.2% for the three months ended March 31, 2021 and March 31, 2020, respectively. For the three months ended March 31, 2021 and 2020, the Company’s effective tax rate was determined based on the estimated annual effective income tax rate.

A reconciliation of the federal statutory corporate tax rate to the Company’s effective tax rate is as follows:

	March 31, 2021	December 31, 2020
U.S. statutory federal tax rate	21.0%	21.0%
Valuation Allowance	—	(21.0%)
State taxes	5.9%	0.2%
Effective tax rate	26.9%	0.2%

The Company uses the recognition and measurement provisions of the FASB ASC Topic 740, Income Taxes (“Topic 740”), to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance at March 31, 2021 and 2020.

The effective tax rate for the three months ended March 31,2021 was different from the federal statutory rate due primarily to the apportionment of earnings across various state jurisdictions. The Company determined that no valuation allowance should be recorded at March 31, 2021.

The effective tax rate for the three months ended March 31, 2020 was different from the federal statutory rate due primarily to the valuation allowance recorded on net operating losses.

6.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2021	December 31, 2020
Prepayments from customers	$1,566,167	$1,686,868
Accrued property taxes	112,847	—
Accrued professional fees	368,995	331,204
Current portion – preferred stock repurchase	1,058,935	1,092,282
Other accrued expenses	159,965	288,550
Total	$3,266,909	$3,398,904

7.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consists of the following:

	March 31, 2021	December 31, 2020
Technology Investment Agreement (TIA)	$31,378,662	$22,444,324
Stock repurchase	1,004,888	2,034,373
Total	$32,383,550	$24,478,697

The TIA provides for reimbursement to the Company for the purchase of equipment and supplies related to the expansion of the Company’s domestic production of needles and syringes. Under the TIA, reimbursable amounts will be reflected as a liability until the time its deferred income can be systematically amortized over a period matching the useful life of the purchased assets.

The stock repurchase liability represents the long-term portion, at net present value, of $2,057,823 gross payable by the Company to former preferred shareholders as a result of private stock purchases in 2020 of 320,333 shares of Class B Series IV preferred stock and 25,000 shares of Class B Series V preferred stock. The purchase price is payable in three annual installments of $1,101,110.

8.	COMMITMENTS AND CONTINGENCIES

On November 7, 2019, the Company filed a lawsuit in the 44th District Court of Dallas County, Texas (No. DC-19-17946) against Locke Lord, LLP and Roy Hardin in connection with their legal representation of the Company in its previous litigation against Becton, Dickinson and Company (“BD”). The Company alleges that the defendants breached their fiduciary duties, committed malpractice, and were negligent in their representation of the Company. The Company seeks actual and exemplary damages, disgorgement, costs, and interest. On October 6, 2020, the Court dismissed BD’s motion to dismiss. Such order was affirmed on April 20, 2021 by the Court of Appeals, Fifth District of Texas at Dallas.

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

Revenues by geography are as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
U.S. sales (excluding U.S. government)	$10,961,191	$8,336,797
Sales to U.S. government	37,782,360	—
North and South America sales (excluding U.S.)	947,228	2,746,400
Other international sales	382,946	119,020
Total sales	$50,073,725	$11,202,217

Long-lived assets by geography are as follows:

	March 31, 2021	December 31, 2020
Long-lived assets
U.S.	$43,157,637	$30,751,259
International	59,214	65,245
Total	$43,216,851	$30,816,504

10.	DIVIDENDS

The Board declared and the Company paid cash dividends to Series I and Series II Class B Preferred Shareholders within one month of the end of each quarter in 2020. Cumulatively, dividend payments of $48,000, and $168,642 were made to Series I and Series II preferred shareholders, respectively, in 2020 and one payment of $10,041, and $39,050 was made to Series I and Series II preferred shareholders, respectively, in January 2021. A cash dividend of $39,050 was paid in April 2021 to Series II preferred shareholders.

11.	LEASES

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

The operating lease cost component of the lease expense was $12,843 for the three-month period ended March 31, 2021.  The cash paid for amounts included in the measurement of lease liabilities as a component of cash flows related to leases was $12,843 for the three months ended March 31, 2021.  The operating lease cost component of the lease expense was $20,283 at March 31, 2020. The cash paid for amounts included in the measurement of lease liabilities as a component of cash flows related to leases was $20,283 for the three months ended March 31, 2020.

Assets and liabilities associated with these leases included in the Condensed Balance Sheets are as follows:

	March 31, 2021	December 31, 2020
OPERATING LEASES
Other assets	$26,049	$38,892
Other accrued liabilities	$26,049	$38,892
Other long-term liabilities	—	—
Total operating lease liabilities	$26,049	$38,892

The weighted average remaining lease term is 6 months and the weighted average discount rate is 3.75%.

Future minimum payments under non-cancelable operating leases and financing leases consist of the following at March 31, 2021:

Quarter ending March 31, 2021	$26,335
Less imputed interest	(286)
Total	$26,049

12.	EXCHANGE OF COMMON STOCK FOR PREFERRED STOCK

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

Stock options were exercised by the Company’s employees and directors at various dates during the three months ended March 31, 2021, and, consequently, a total of 20,400 shares of Common Stock were issued for an aggregate payment to the Company of $43,350 to exercise such options.

14.	COVID-19

To date, the Company’s manufacturing facility in Little Elm, Texas has continued to operate due to its status as an essential business. As a result of the COVID-19 pandemic, the Company has implemented certain safety precautions at its facility to reduce the risk of the potential spread of the novel coronavirus. The Company has implemented arrangements to reduce the number of office staff employees working on-site at the production facility, as well as instituting personal distancing policies and monitoring of essential production staff to minimize the risk of infection. The Company continues to monitor the evolving situation and will work to further mitigate risks to staff and to customers. The Company is continuing to evaluate the ever-changing circumstances surrounding this pandemic as it relates to its ability to continue to source materials and products, maintain a workforce, and operate its business effectively and efficiently. Despite the global disruption of the coronavirus pandemic, the Company has not experienced a significant disruption to its supply chain. During 2020 and 2021, the Company has experienced an increase in demand for its products and has been able to meet such demand with increased volumes despite the pandemic. The Company is unable to predict with certainty its ability to maintain its current operational functionality.

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

As of March 31, 2021, the Company had negotiated contracts for the purchase of automated assembly equipment, molds, and molding equipment, as well as portions of auxiliary equipment, for approximately $50.6 million. The Company has substantially completed construction of expanded facilities consisting of approximately 27,800 square feet of additional controlled environment within existing properties and is expected to complete approximately 55,000 square feet of new warehouse space within the second quarter of 2021. The estimated cost of the controlled environment within existing properties is $6.5 million. The new warehouse space is estimated to cost $5.8 million. The cost of the controlled environment will be funded by the U.S. government under the TIA, while the cost of the new warehouse will be funded by the Company.

16.	PAYCHECK PROTECTION PROGRAM LOAN

On April 17, 2020, the Company entered into a promissory note in the principal amount of $1,363,000 (the “PPP Loan”) in favor of Independent Bank pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), administered by the U.S. Small Business Administration (“SBA”). The PPP Loan’s original maturity date was April 17, 2022 with an interest rate of 1.0% per annum. The PPP Loan had a prepayment option with no prepayment penalties. The PPP Loan was unsecured and was a non-recourse obligation. On May 13, 2021, the Company was informed that the SBA granted its request for loan forgiveness for the entire original principal amount of $1,363,000.

Prior to loan forgiveness and as of March 31, 2021, the Company’s obligations under the PPP Loan were as follows:

2021	$755,907
2022	607,093
$1,363,000

17.	SUBSEQUENT EVENTS

In April 2021, the Company received a preliminary notice from the U.S. Department of Health and Human Services, Office of the Assistant Secretary for Preparedness & Response (“DHHS/ASPR”) expressing its intent to exercise at least the first two one-month options under the February 2021 contract between DHHS/ASPR and the Company. Such option exercises would extend the July 14, 2021 base period expiration date to September 14, 2021. The two one-month option periods referenced by the preliminary notice would relate to an overall purchase price of approximately $23.5 million, including freight costs.

As discussed in Note 16, on May 13, 2021, the Company was informed that the SBA granted its request for loan forgiveness for the PPP Loan for the entire original principal amount of $1,363,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the impact of COVID-19 on all facets of logistics and operations, as well as costs, our ability to complete capital improvements and ramp up domestic production in response to government agreements, potential tariffs, our ability to maintain liquidity, our maintenance of patent protection, our ability to maintain favorable third party manufacturing and supplier arrangements and relationships, foreign trade risk, our ability to access the market, production costs, the impact of larger market players, specifically Becton, Dickinson and Company, in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors in Part II. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997. VanishPoint® syringes comprised 95.0% of our sales in the first quarter of 2021. EasyPoint® products accounted for 3.5% of sales in the first quarter of 2021. We also manufacture and market a blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.

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

The Department of Health and Human Services awarded us another contract on February 12, 2021 to supply low dead space safety syringes for COVID-19 vaccination efforts. Low dead space syringes reduce residual medication remaining in the syringe after the dose has been administered. In some instances, the low dead space allows for additional doses of medication to be obtained from the vials. The base price for the contract and purchase order is $54,217,800 for the five-month base period of performance (February 15, 2021 to July 14, 2021). Such price includes both the fixed price for the products as well as cost reimbursement for freight. The terms of the contract allow for extensions at the option of the U.S. government for up to seven additional one-month periods. If all option periods are exercised, the value of the contract could increase by an additional $92,772,680, including the price of the products and freight reimbursement. For each period, the freight cost is estimated at approximately 25% of the overall price. In April 2021, we were notified that the Department of Health and Human Services intends to exercise at least the first two one-month options which would extend the base period expiration date to September 14, 2021. The July 14 to September 14 option periods would relate to an overall purchase price of approximately $23.5 million, including freight costs.

Our sales under both of the foregoing orders from the U.S. government were $37.8 million during the first quarter, representing 75.5% of our total first quarter sales. Both of the abovementioned orders as well as the TIA (as defined below) from the U.S. government are material events particular to the COVID-19 pandemic and may not be indicative of future operations. While the addition of manufacturing equipment and facilities will greatly increase our production capacity, we cannot be assured that there will be increased demand for our products once orders from the U.S. government have been filled. If future orders are not placed by the U.S. government and orders from new and existing customers do not materialize, we would have significant excess productive capabilities.

Effective July 1, 2020, we entered into a Technology Investment Agreement (“TIA”) with the United States Government Department of Defense, U.S. Army Contracting Command-Aberdeen Proving Ground, Natick Contracting Division & Edgewood Contracting Division (ACC-APG, NCD & ECD) on behalf of the Biomedical Advanced Research and Development Authority (BARDA) for $53,664,286 in government funding for expanding our domestic production of needles and syringes. Pursuant to the terms of the TIA, we are expecting to make significant additions to our facilities which should allow us to increase domestic production. Additionally, the TIA provides for reimbursement for equipment and supplies. As of May 2021, we have negotiated contracts for the purchase of automated assembly equipment, molds, and molding equipment, as well as portions of auxiliary equipment, for approximately $50.8 million. As of May 2021, we have substantially completed construction of expanded facilities consisting of approximately 27,800 square feet of additional controlled environment within existing properties and we expect to complete approximately 55,000 square feet of new warehouse space within the second quarter of 2021. The cost of the controlled environment is approximately $6.5 million and will be funded by the U.S. government under the TIA, while the cost of the new warehouse is approximately $5.8 million and will be our financial obligation.

On April 17, 2020, we entered into the PPP Loan in the principal amount of $1,363,000 in favor of Independent Bank pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act, administered by the U.S. Small Business Administration (“SBA”). On May 13, 2021, we were informed that the SBA granted our request for loan forgiveness for the entire original principal amount of $1,363,000.

As detailed in Note 4 to the financial statements, we held $13.8 million in debt and equity securities as of March 31, 2021, which represented 15.5% of our current assets. We continually monitor our invested balances. In late February 2021, we invested an additional $4.5 million in an individual transportation sector stock. The investment represented approximately 34% of our overall invested balance as of March 31, 2021. This additional investment, along with our existing equity investments, is highly liquid.

Subsequent to the first quarter of 2020, and in response to, among other factors, the global COVID-19 pandemic, our delivery orders from the U.S. government, and the TIA, employee headcount and related salary and benefits costs have increased significantly. As of March 31, 2021, the Company employed approximately 210 full-time, part-time, and temporary employees. This represents approximately a 40% increase in our workforce since March 2020.

On March 16, 2021, the Board approved the 2021 Stock Option Plan (the “Plan”) and set aside and reserved 2,000,000 shares of Common Stock for issuance pursuant to the Plan. The Plan was approved by the shareholders at the May 11, 2021 shareholder meeting. The Plan provides for the granting of incentive stock options and non-qualified stock options at a price equal to at least 100% of the fair market value of the Company’s Common Stock as of the date of grant. Participants in the Plan may include employees, consultants, and non-employee Directors. On March 16, 2021, the Compensation and Benefits Committee approved option grants to purchase 1,000,000, 250,000, and 100,000 shares of Common Stock to our chief executive officer, general counsel, and chief financial officer, respectively. These shares will vest in their entirety three years from the grant date.

On March 16, 2021, the Compensation and Benefits Committee modified the annual salaries of our chief executive officer, general counsel, and chief financial officer to $1,000,000, $400,000, and $300,000, respectively. Such salaries are retroactively effective as of January 1, 2021. On March 16, 2021, the Compensation and Benefits Committee also approved issuances of cash bonuses of $300,000, $100,000, and $100,000 to our chief executive officer, general counsel, and chief financial officer, respectively.

Historically, unit sales have increased during the flu season. Seasonal trends in 2020 and the first quarter of 2021 have been less pronounced due to demand related to the COVID-19 vaccine.

Product purchases from our Chinese manufacturers have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost. In the first quarter of 2021, our Chinese manufacturers produced approximately 90.3% of our products. In the event that we become unable to purchase products from our Chinese manufacturers, we would need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

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

Increases in costs of some raw materials have been largely offset by recent decreases in transportation costs. With increased volumes, our manufacturing unit costs have generally tended to decline. Factors that could affect our unit costs include increases in costs by third party manufacturers, changing production volumes, costs of petroleum products, and transportation costs. Increases in such costs may not be recoverable through price increases of our products.

RESULTS OF OPERATIONS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in the forward-looking statements. All period references are to periods ended March 31, 2021 or 2020. Dollar amounts have been rounded for ease of reading.

Comparison of Three Months Ended March 31, 2021 and March 31, 2020

Domestic sales, including sales to the U.S. government, accounted for 97.3% and 74.4% of the revenues for the three months ended March 31, 2021 and 2020, respectively. Domestic revenues increased 484.7% principally due to increased volumes primarily attributable to orders from the U.S. government. Domestic unit sales increased 460.8%. Domestic unit sales were 95.6% of total unit sales for the three months ended March 31, 2021. Domestic unit sales excluding the U.S. government rose approximately 43.6%. International revenues decreased approximately $1.5 million. Our international orders may be subject to significant fluctuation over time and may not be reflective of the full year’s sales. Overall unit sales increased 282.6%. Other than the U.S. government, our increased sales are predominantly attributable to existing customers as well as several new smaller customers who do not operate as distributors.

Cost of manufactured product increased 181.6% principally due to an increase in units sold. Royalty expense increased 236.2% due to increased gross sales.

Operating expenses increased 50.0% from the prior year due substantially to increased headcount and other employee-related expenses and consulting expenses attributable to a larger volume of orders and the expansion activities required by the TIA. Included in the increased employee expenses were bonuses and retroactive salary increases for the named executive officers of approximately $650,000. Sales and marketing expenses, however, decreased due to less travel and entertainment expense during the COVID-19 pandemic and some loss of sales personnel.

Income from operations was $23.4 million compared to income from operations of $481 thousand last year. The increase was due to the increase in net revenues and resulting gross profit.

Interest and other income increased $1.3 million for the quarter ended March 31, 2021 compared to the same period last year principally due to unrealized gains from our investments.  Interest expense for the first quarter of 2021 increased by approximately $31,000 from the same period in the prior year. The increase is primarily attributable to imputed interest associated with amounts payable for the repurchase of preferred stock from former shareholders. See Note 7 to the financial statements for further discussion of the repurchase terms.

Discussion of Balance Sheet and Cash Flow Items

Cash comprises 22.3% of total assets. Cash flow from operations was $16.6 million for the three months ended March 31, 2021, principally due to our net income. The increase in cash was offset by an increase in accounts receivable. Additionally, we have recorded a deferred tax asset of $6.4 million which is material to the adjustments to total cash flow from operations. The deferred tax asset represents amounts available to reduce income taxes payable on taxable income in future years.

During 2020, we engaged in private purchase agreements to purchase shares of outstanding preferred stock in exchange for cash consideration and the issuance of new common stock. In addition to payment in Common Stock, we paid cash consideration equaling $3,786,000, of which $482,670 was paid in 2020 with the remainder payable over a three-year period beginning in February 2021. Amounts payable as the result of our purchase of preferred stock comprises a small portion of the long-term liabilities set forth on our Balance Sheets. Amounts related to reimbursements from the U.S. government in connection with the TIA make up most of the long-term liabilities of $32.4 million.

Cash used by investing activities was $17.2 million for the three months ended March 31, 2021 due primarily to the purchase of property, plant and equipment. The $12.6 million impact to cash from the purchase of such fixed assets reflects down payments on orders for certain assets as discussed in Note 15 to the financial statements.

Cash provided by financing activities was $14.0 million for the three months ended March 31, 2021. This was primarily due to proceeds from the government under the TIA for down payments on our orders for fixed assets but offset by payments under the preferred stock repurchase agreements from 2020.

LIQUIDITY AND CAPITAL RESOURCES

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

Contracts with the U.S. Government

As discussed above, we were awarded a material delivery order by the Department of Health and Human Services of the United States in the total amount of approximately $83.8 million, plus certain expedited freight expenses. In February 2021, we received a new contract from the Department of Health and Human Services for additional safety syringes representing $54.2 million in expected revenues and reimbursable freight costs for a five-month base period of performance (February 15, 2021 to July 14, 2021) with additional renewal periods available at the option of the U.S. government. We have received a notice that at least two of the one-month renewal periods will likely be exercised.

As discussed above, we entered into a TIA with the U.S. government for approximately $53.7 million in government funding for expanding our domestic production of needles and syringes. As of May 4, 2021, we have received approximately $25.9 million for down payments on the purchase of certain fixed assets. Pursuant to the terms of the TIA, we have begun making significant additions to our facilities which should allow us to increase domestic production. We have substantially completed construction of new controlled environment facilities and we have begun construction of warehousing facilities which are expected to be completed in the second quarter of 2021. While a portion of the planned construction will be funded by the U.S. government, we expect to fund the construction of the new warehouse and expect the cost to be approximately $5.8 million. Through May 4, 2021, we have paid a total of approximately $3.5 million in progress payments for the new warehouse.

Option Exercises

Stock options were exercised by our employees and directors during the first quarter of 2021, and, consequently, we received approximately $43 thousand to exercise such options.

External Sources of Liquidity

We recently received a PPP Loan, as described above, in the principal amount of $1,363,000. On May 13, 2021, we were informed that the entire original principal amount of $1,363,000 would be forgiven.

We consider our investment portfolio a source of liquidity as well. As of March 31, 2021, $13.8 million was invested in third party securities.

Capital Resources

Since the execution of the TIA on July 1, 2020, we have begun construction for significant expansion to our facilities. As of May 2021, we have substantially completed construction of expanded facilities consisting of approximately 27,800 square feet of additional controlled environment within existing properties and we expect to complete approximately 55,000 square feet of new warehouse space within the second quarter of 2021. As of May 2021, we have negotiated contracts for the purchase of automated assembly equipment, molds, and molding equipment, as well as portions of auxiliary equipment, for approximately $50.8 million. To fund the purchase of the automated assembly equipment, auxiliary equipment, and construction of the controlled environment, we are reimbursed by the U.S. government according to the terms in the TIA. The TIA also allows us to request an advance of funds for larger purchases when necessary. The expenditures which are not reimbursable from the U.S. government under the TIA are funded with cash from operations. The cost of the controlled environment is approximately $6.5 million and will be funded by the U.S. government under the TIA, while the cost of the new warehouse is approximately $5.8 million and will be our financial obligation.

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

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the first quarter of 2021 or subsequent to March 31, 2021 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Working Capital Restrictions and Limitations on the Payment of Dividends

We declared a dividend to the Series II Class B Convertible Preferred Shareholders in the aggregate amount of $39,050. This dividend was paid on April 22, 2021.

The certificates of designation for both of the outstanding series of Class B Convertible Preferred Stock each currently provide that, if a dividend upon any shares of Preferred Stock is in arrears, no dividends may be paid or declared upon any stock ranking junior to such stock. If Series II Class B preferred stock dividends are in arrears, Common Stock may generally not be purchased by the Company. If Series III Class B preferred stock dividends are in arrears, the Company may generally purchase Common Stock if the funds used to purchase stock do not exceed 25% of the value of the prior period’s cash assets.

For the three months ended March 31, 2021, the amount of dividends in arrears payable to Series III preferred shareholders was $25,888 and the total arrearage payable to Series III preferred shareholders was approximately $4,063,000 as of March 31, 2021. The total dividend arrearage payable to former preferred shareholders as of March 31, 2021 was $930,000.

Item 6.	Exhibits.

Exhibit No.	Description of Document
31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101	The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Condensed Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2021 and 2020, (iv) Condensed Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and 2020; and (v) Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 17, 2021	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ JOHN W. FORT III

JOHN W. FORT III VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER