Form 10-Q
period 2021-06-30
RETRACTABLE TECHNOLOGIES INC
filed 2021-08-16
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻  No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ◻  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,009,104 shares of Common Stock, no par value, issued and outstanding on August 2, 2021.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2021

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$22,439,672	$17,566,682
Accounts receivable, net	26,194,508	21,131,841
Receivable from Technology Investment Agreement (TIA)	22,103,890	11,779,078
Investments in debt and equity securities, at fair value	13,903,032	8,081,833
Inventories	10,579,262	10,234,646
Other current assets	673,586	684,317
Total current assets	95,893,950	69,478,397

Property, plant, and equipment, net	68,538,031	30,816,504
Deferred tax asset	11,246,970	4,631,206
Other assets	18,761	44,567
Total assets	$175,697,712	$104,970,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,249,662	$16,256,444
Current portion of long-term debt	281,871	1,030,763
Accrued compensation	1,094,365	826,762
Dividends payable	5,056,946	49,091
Accrued royalties to shareholder	2,600,405	1,973,781
Other accrued liabilities	3,829,121	3,398,904
Income taxes payable	4,522,033	4,365,770
Total current liabilities	47,634,403	27,901,515

Other long-term liabilities	51,461,639	24,478,697
Long-term debt, net of current maturities	1,959,440	2,710,337
Total liabilities	101,055,482	55,090,549

Commitments and contingencies – see Note 8

Stockholders’ equity:
Preferred stock, $1 par value:
Series II, Class B	156,200	156,200
Series III, Class B	80,245	106,745
Common stock, no par value	—	—
Additional paid-in capital	60,706,417	59,285,401
Retained earnings	13,853,792	(9,668,221)
Common stock in treasury – at cost	(154,424)	—
Total stockholders’ equity	74,642,230	49,880,125
Total liabilities and stockholders’ equity	$175,697,712	$104,970,674

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Sales, net	$42,496,944	$11,573,845	$92,570,669	$22,776,062
Cost of sales
Cost of manufactured product	20,253,357	6,948,567	39,410,698	13,751,242
Royalty expense to shareholder	2,600,405	951,532	5,522,002	1,820,640
Total cost of sales	22,853,762	7,900,099	44,932,700	15,571,882
Gross profit	19,643,182	3,673,746	47,637,969	7,204,180

Operating expenses:
Sales and marketing	1,447,430	851,898	2,378,661	1,987,878
Research and development	399,042	126,255	548,325	264,792
General and administrative	5,121,885	1,735,718	8,615,121	3,510,922
Total operating expenses	6,968,357	2,713,871	11,542,107	5,763,592
Income from operations	12,674,825	959,875	36,095,862	1,440,588

Gain on forgiveness of PPP loan	1,377,652	—	1,377,652	—
Interest and other income	138,232	1,110,217	1,333,011	968,800
Interest expense	(54,687)	(35,986)	(119,782)	(69,835)
Income before income taxes	14,136,022	2,034,106	38,686,743	2,339,553
Provision (benefit) for income taxes	3,473,897	(1,732,007)	10,068,734	(1,749,333)
Net income	10,662,125	3,766,113	28,618,009	4,088,886
Preferred Stock dividend requirements	(59,170)	(174,148)	(124,108)	(348,291)
Income applicable to common shareholders	$10,602,955	$3,591,965	$28,493,901	$3,740,595

Basic earnings per share	$0.31	$0.11	$0.84	$0.11

Diluted earnings per share	$0.31	$0.11	$0.83	$0.11

Weighted average common shares outstanding:
Basic	34,000,771	32,789,047	33,984,271	32,735,126
Diluted	34,376,335	32,985,381	34,365,092	32,856,003

See accompanying notes to condensed unaudited financial statements

`RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities
Net income	$28,618,009	$4,088,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	429,709	419,488
Net unrealized gain on investments	(1,189,724)	(870,760)
Accreted interest	58,160	—
Deferred taxes	(6,615,764)	(1,801,996)
Provision for doubtful accounts	146,395	125,000
Share-based compensation	1,345,915	—
Gain on forgiveness of PPP loan	(1,377,652)	—
(Increase) decrease in operating assets:
Accounts receivable	(5,209,061)	(2,021,098)
Inventories	(344,617)	(1,945,014)
Other current assets	10,731	10,917
Other assets	25,806	41,049
Increase (decrease) in operating liabilities:
Accounts payable	13,993,219	2,182,838
Accrued liabilities	1,465,375	(87,702)
Income taxes payable	156,263	69,989
Net cash provided by operating activities	31,512,764	211,597

Cash flows from investing activities
Purchase of property, plant, and equipment	(38,151,235)	(374,128)
Purchase of debt and equity securities	(4,631,475)	(2,118,410)
Net cash used by investing activities	(42,782,710)	(2,492,538)

Cash flows from financing activities
Repayments of long-term debt	(136,790)	(128,797)
Proceeds of long-term debt	—	1,363,000
Proceeds from Technology Investment Agreement (TIA)	17,676,051	—
Proceeds from the exercise of stock options	48,600	626,687
Payment of preferred stock redemption price payable	(101,250)	—
Payment of preferred stock repurchase payable	(1,101,110)	(100,000)
Payment of preferred stock dividends	(88,141)	(109,600)
Repurchase of common stock	(154,424)	—
Net cash provided by financing activities	16,142,936	1,651,290

Net increase (decrease) in cash and cash equivalents	4,872,990	(629,651)
Cash and cash equivalents at:
Beginning of period	17,566,682	5,934,749
End of period	$22,439,672	$5,305,098

Supplemental schedule of cash flow information:
Interest paid	$61,620	$103,687
Income taxes paid	$16,122,340	$—

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$5,056,946	$54,800
Conversion of preferred stock to common stock	$26,500	$—
Amounts receivable under Technology Investment Agreement	$10,324,812	$—

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

The following shows the changes in stockholders’ equity for the three-month period ended June 30, 2021:

		Series II	Series III
		Class B	Class B	Additional
	Common	Preferred	Preferred	Paid-In	Retained	Treasury
	Stock	Stock	Stock	Capital	Earnings	Stock – at cost	Total
Balance at March 31, 2021	$—	$156,200	$101,745	$59,333,751	$8,248,613	$—	$67,840,309
Conversion of Preferred Stock into Common Stock	—	—	(21,500)	21,500	—	—	—
Stock Option Exercises	—	—	—	5,250	—	—	5,250
Dividends	—	—	—	—	(5,056,946)	—	(5,056,946)
Stock Option Compensation	—	—	—	1,345,916	—	—	1,345,916
Repurchase of Common Stock – at cost	—	—	—	—	—	(154,424)	(154,424)
Net Income	—	—	—	—	10,662,125	—	10,662,125
Balance at June 30, 2021	$—	$156,200	$80,245	$60,706,417	$13,853,792	$(154,424)	$74,642,230

The following shows the changes in stockholders’ equity for the three-month period ended June 30, 2020:

		Series I	Series II	Series III	Series IV	Series V
		Class B	Class B	Class B	Class B	Class B	Additional
	Common	Preferred	Preferred	Preferred	Preferred	Preferred	Paid-In	Accumulated
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at March 31, 2020	$—	$96,000	$171,200	$126,745	$337,500	$34,000	$61,538,444	$(33,568,461)	$28,735,428
Exchange of Preferred Stock for Common Stock	—	—	—	—	(2,500)	—	(22,500)	—	(25,000)
Stock Option Exercises	—	—	—	—	—	—	626,687	—	626,687
Dividends	—	—	—	—	—	—	(54,800)	—	(54,800)
Net Income	—	—	—	—	—	—	—	3,766,113	3,766,113
Balance at June 30, 2020	$—	$96,000	$171,200	$126,745	$335,000	$34,000	$62,087,831	$(29,802,348)	$33,048,428

The following shows the changes in stockholders’ equity for the six-month period ended June 30, 2021:

		Series II	Series III
		Class B	Class B	Additional
	Common	Preferred	Preferred	Paid-In	Retained	Treasury
	Stock	Stock	Stock	Capital	Earnings	Stock – at cost	Total
Balance at December 31, 2020	$—	$156,200	$106,745	$59,285,401	$(9,668,221)	$—	$49,880,125
Conversion of Preferred Stock into Common Stock	—	—	(26,500)	26,500	—	—	—
Stock Option Exercises	—	—	—	48,600	—	—	48,600
Dividends	—	—	—	—	(5,095,996)	—	(5,095,996)
Stock Option Compensation	—	—	—	1,345,916	—	—	1,345,916
Repurchase of Common Stock – at cost	—	—	—	—	—	(154,424)	(154,424)
Net Income	—	—	—	—	28,618,009	—	28,618,009
Balance at June 30, 2021	$—	$156,200	$80,245	$60,706,417	$13,853,792	$(154,424)	$74,642,230

The following shows the changes in stockholders’ equity for the six-month period ended June 30, 2020:

		Series I	Series II	Series III	Series IV	Series V
		Class B	Class B	Class B	Class B	Class B	Additional
	Common	Preferred	Preferred	Preferred	Preferred	Preferred	Paid-In	Accumulated
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at December 31, 2019	$—	$96,000	$171,200	$129,245	$342,500	$34,000	$61,660,744	$(33,891,234)	$28,542,455
Exchange of Preferred Stock for Common Stock	—	—	—	(2,500)	(7,500)	—	(90,000)	—	(100,000)
Stock Option Exercises	—	—	—	—	—	—	626,687	—	626,687
Dividends	—	—	—	—	—	—	(109,600)	—	(109,600)
Net Income	—	—	—	—	—	—	—	4,088,886	4,088,886
Balance at June 30, 2020	$—	$96,000	$171,200	$126,745	$335,000	$34,000	$62,087,831	$(29,802,348)	$33,048,428

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

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of Management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.  The unaudited condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements incorporated into its Form 10-K filed on March 31, 2021 for the year ended December 31, 2020.  Certain amounts in the prior period Condensed Balance Sheets have been reclassified to conform to the presentation of the current period financial statements.  These reclassifications had no effect on the previously reported total current assets or total assets.

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

Those accounts that are doubtful of collection are included in the allowance.  This provision is reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. The Allowance for bad debt was $352,217 and $205,822 as of June 30, 2021 and December 31, 2020, respectively.

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

Receivable from Technology Investment Agreement (TIA)

The amounts set forth as Receivable from Technology Investment Agreement (TIA) represent amounts receivable under a contractual agreement under the Technology Investment Agreement (TIA). The amounts may represent advance requests or reimbursement requests for expenditures the Company makes or has made under its obligations with the federal government. For further explanation, please refer to Note 16 – Technology Investment Agreement.

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

Property, plant, and equipment

Property, plant, and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred.  Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity and interest cost associated with significant capital additions.  Gains or losses from disposals are included in Interest and other income.

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

Concentration risks

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, certificates of deposit, exchange-traded and closed-end funds, mutual funds, equity securities, and accounts receivable. Cash balances, some of which exceed federally insured limits, are maintained in financial institutions; however, Management believes the institutions are of high credit quality. The Company assesses market risk in debt and equity securities through consultation with its outside investment advisors. Management is responsible for directing investment activity based on current economic conditions. The majority of accounts receivable are due from companies which are well-established entities. In the second quarter of 2021, a significant portion of the Company’s sales were to the U.S. government, which Management does not consider a credit risk. As a consequence, Management considers any exposure from concentrations of credit risks to be limited.

The following table reflects significant customers for the three- and six-month periods of 2021 and 2020:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Number of significant customers	1	4	1	2
Aggregate dollar amount of net sales to significant customers	$27.4 million	$6.0 million	$65.1 million	$6.9 million
Percentage of net sales to significant customers	64.4%	52.1%	70.4%	30.2%

In the first six months of 2021, approximately $65.1 million of the Company's sales were to the Department of Health and Human Services of the United States. Management expects the U.S. government to remain a significant customer through at least March 2022.

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China.  The Company obtained roughly 90.4% and 83.5% of its products in the first six months of 2021 and 2020, respectively, from its Chinese manufacturers. Purchases from Chinese manufacturers aggregated 90.6% and 85.0% of products in the three-month periods ended June 30, 2021 and 2020, respectively.  In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company would need to find an alternate manufacturer for its blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes, and would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

Revenue recognition

The Company recognizes revenue when it has satisfied all performance obligations to the customer, generally when title and risk of loss pass to the customer.  Payments from customers with approved credit terms are typically due 30 days from the invoice date. Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances. Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  When rebates are issued, they are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Condensed Balance Sheets and deducted from Revenues in the Condensed Statements of Operations.  Accounts payable included estimated contractual allowances for $3,313,241 and $3,435,352 as of June 30, 2021 and December 31, 2020, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors. Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  End-users do not receive any contractual allowances on their purchases.  Any product shipped or distributed for evaluation purposes is expensed.

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

The Company periodically recognizes revenue from licensing agreements. If the Company licenses its products for sale, the Company is obligated to pay Thomas J. Shaw, the owner of certain patented technology, a certain percentage of such revenue pursuant to the terms of the Technology License Agreement between the Company and Mr. Shaw.

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the three months ended June 30, 2021:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$10,892,733	$456,818	$1,358,935	$13,410	$12,721,896
Sales to U.S. government	27,357,840	—	—	—	27,357,840
North and South America sales (excluding U.S.)	1,467,508	—	44,880	—	1,512,388
Other international sales	572,520	25,290	305,660	1,350	904,820
Total	$40,290,601	$482,108	$1,709,475	$14,760	$42,496,944

	For the three months ended June 30, 2020:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$7,492,387	235,720	1,656,712	24,976	$9,409,795
North and South America sales (excluding U.S.)	1,561,242	5,300	—	377,348	1,943,890
Other international sales	216,160	1,850	—	2,150	220,160
Total	$9,269,789	$242,870	$1,656,712	$404,474	$11,573,845

	For the six months ended June 30, 2021:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$19,652,047	$1,030,826	$2,971,268	$28,946	$23,683,087
Sales to U.S. government	65,140,200	—	—	—	65,140,200
North and South America sales (excluding U.S.)	2,293,328	—	56,848	109,440	2,459,616
Other international sales	771,836	62,640	450,440	2,850	1,287,766
Total	$87,857,411	$1,093,466	$3,478,556	$141,236	$92,570,669

	For the six months ended June 30, 2020:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$14,465,322	$815,843	$2,422,572	$42,855	$17,746,592
North and South America sales (excluding U.S.)	3,616,026	8,000	1,496	1,064,768	4,690,290
Other international sales	330,990	3,590	—	4,600	339,180
Total	$18,412,338	$827,433	$2,424,068	$1,112,223	$22,776,062

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

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options and/or common stock issuable upon the conversion of convertible preferred stock.

For the three and six months ended June 30, 2021, the calculation of diluted EPS under the treasury stock method included 139,119 and 144,376 shares, respectively, of Common Stock underlying issued and outstanding stock options. Common stock issuable upon the conversion of 236,445 convertible preferred shares is included in the calculation of diluted EPS for both the three and six months ended June 30, 2021.

The calculation of diluted EPS under the treasury stock method included 196,334 and 120,877 shares of Common Stock underlying issued and outstanding stock options for the three and six months ended June 30, 2020, respectively. For these same periods, preferred stock was excluded from the calculation of diluted EPS because the effect was antidilutive.

The potential dilution, if any, is shown on the following schedule:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$10,662,125	$3,766,113	$28,618,009	$4,088,886
Preferred stock dividend requirements	(59,170)	(174,148)	(124,108)	(348,291)
Income applicable to common shareholders	$10,602,955	$3,591,965	$28,493,901	$3,740,595
Weighted average common shares outstanding	34,000,771	32,789,047	33,984,271	32,735,126
Weighted average common and common equivalent shares outstanding — assuming dilution	34,376,335	32,985,381	34,365,092	32,856,003
Basic earnings per share	$0.31	$0.11	$0.84	$0.11
Diluted earnings per share	$0.31	$0.11	$0.83	$0.11

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

Share-based Compensation

The Company’s share-based payments are accounted for using the fair value method.  The Company records share-based compensation expense on a straight-line basis over the requisite service period.  The Company incurred the following share-based compensation costs:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cost of Sales	$—	$—	$—	$—
Sales and Marketing	—	—	—	—
Research and development	—	—	—	—
General and administrative	1,345,915	—	1,345,915	—
	$1,345,915	$—	$1,345,915	$—

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

Technology Investment Agreement (TIA)

Effective July 1, 2020, the Company entered into a Technology Investment Agreement (“TIA”) with the United States Government Department of Defense, U.S. Army Contracting Command-Aberdeen Proving Ground, Natick Contracting Division & Edgewood Contracting Division (ACC-APG, NCD & ECD) on behalf of the Biomedical Advanced Research and Development Authority (BARDA), as amended, for $81,029,518 in Government funding for expanding the Company’s domestic production of needles and syringes. Pursuant to the terms of the TIA, the Company is expected to make significant additions to its facilities which should allow the Company to increase domestic production. As reimbursements are received from the U.S. government for such expenditures, the Company records a deferred liability. The deferred liability will be systematically amortized as a gain over the life of the related property, plant, and equipment as to offset the related depreciation expense of the assets acquired. The amortization will be presented separately from the depreciation expense on the Condensed Statements of Operations.

Recently Adopted Pronouncements

The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as well as subsequent clarifying amendments  on January 1, 2020.  Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Many of the loss estimation techniques applied previously will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  The adoption of ASU 2016-13, as well as the Targeted Transition Relief as provided by ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326) – Targeted Transition Relief” did not have a significant impact on the Company’s financial statements.

The Company adopted ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40):  Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (a Consensus of the FASB Emerging Issues Task Force)" on January 1, 2020.  This amendment requires that implemented costs incurred in a hosting arrangement that is a service contract should be accounted for in accordance with ASC 350-40  Internal-Use Software.  Accordingly, costs incurred during the preliminary project and post-implementation stages are expensed and costs associated with the application development phase are capitalized.  The amendment also requires that capitalized costs be amortized over the term of the hosting arrangement and that capitalized costs should be evaluated for impairment. The adoption of this ASU did not have a significant impact on the Company's financial statements or disclosures.

In August 2018, the FASB issued ASU 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The amendment modifies, among other things, disclosure requirements on fair value measurements and eliminates certain disclosures related to transfers and valuation levels of Level 3 fair value measurements. Additionally, the amendment requires disclosure of changes in unrealized gains and losses in other comprehensive income for Level 3 fair value measurements and certain qualitative factors related to significant unobservable inputs used in Level 3 valuations. The amendment was effective for annual periods beginning after December 15, 2019 and interim periods within the annual period. The adoption of ASU 2018-13 did not have a significant effect on the Company's financial statements , as the Company does not currently have any investments classified as Level 3 fair value measurements.

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

3.    INVENTORIES

Inventories consist of the following:

	June 30, 2021	December 31, 2020
Raw materials	$1,712,792	$1,320,214
Finished goods	8,866,470	8,914,432
	$10,579,262	$10,234,646

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements.  ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

●	Level 1 – quoted market prices in active markets for identical assets and liabilities

●	Level 2 – inputs other than quoted prices that are directly or indirectly observable

●	Level 3 – unobservable inputs where there is little or no market activity

The following tables summarize the values of assets designated as Investments in debt and equity securities:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Equity securities	$9,694,399	$—	$—	$9,694,399
Mutual funds and exchange traded funds	4,132,439	—	—	4,132,439
Certificates of deposit	—	76,194	—	76,194
	$13,826,838	$76,194	$—	$13,903,032

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Equity securities	$3,990,533	$—	$—	$3,990,533
Mutual funds and exchange traded funds	4,013,956	—	—	4,013,956
Certificates of deposit	—	77,344	—	77,344
	$8,004,489	$77,344	$—	$8,081,833

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

	June 30, 2021
		Gross Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$6,667,281	$3,027,118	$—	$9,694,399
Mutual funds and exchange traded funds	3,971,702	160,737	—	4,132,439
Certificates of deposit	75,000	1,194	—	76,194
	$10,713,983	$3,189,049	$—	$13,903,032

	December 31, 2020
		Gross Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$2,098,144	$1,892,389	$—	$3,990,533
Mutual funds and exchange traded funds	3,909,364	104,592	—	4,013,956
Certificates of deposit	75,000	2,344	—	77,344
	$6,082,508	$1,999,325	$—	$8,081,833

Unrealized gains on investments in debt and equity securities were $1,577,659 and $870,760 for the six months ended June 30, 2021 and 2020, respectively.

5.    INCOME TAXES

The Company’s effective tax rate on the net income before income taxes was 24.6% and 26.0% for the three and six months ended June 30, 2021, respectively.  The Company’s effective tax rate on the net income before income taxes was (85.1)% and (74.8)% for the three and six months ended June 30, 2020, respectively.

A reconciliation of the federal statutory corporate tax rate to the Company’s effective tax rate is as follows:

	June 30, 2021	June 30, 2020
U.S. statutory federal tax rate	21.0%	21.0%
Valuation Allowance	—	(98.2)%
PPP loan	(1.1)%	—
State taxes	6.1%	2.4%
Effective tax rate	26.0%	(74.8)%

The Company uses the recognition and measurement provisions of the FASB ASC Topic 740, Income Taxes (“Topic 740”), to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance at June 30, 2021 and 2020.

The effective tax rate for the six months ended June 30, 2021 was different from the federal statutory rate due primarily to the apportionment of earnings across various state jurisdictions. The Company determined that no valuation allowance should be recorded at June 30, 2021.

The effective tax rate for the six months ended June 30, 2020 was different from the federal statutory rate due primarily to the release of the valuation allowance recorded on net operating losses in earlier periods.

6.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2021	December 31, 2020
Prepayments from customers	$2,256,314	$1,686,868
Accrued property taxes	225,693	—
Accrued professional fees	196,165	331,204
Current portion – preferred stock repurchase	1,071,637	1,092,282
Other accrued expenses	79,312	288,550
Total	$3,829,121	$3,398,904

7.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consists of the following:

	June 30, 2021	December 31, 2020
Technology Investment Agreement (TIA)	$50,445,187	$22,444,324
Stock repurchase	1,016,452	2,034,373
Total	$51,461,639	$24,478,697

The TIA provides for reimbursement to the Company for the purchase of equipment and supplies related to the expansion of the Company’s domestic production of needles and syringes.  Under the TIA, reimbursable amounts will be reflected as a liability until the time its deferred income can be systematically amortized over a period matching the useful life of the purchased assets.

The stock repurchase liability represents the long-term portion, at net present value, of $2,082,089 gross payable by the Company to former preferred shareholders as a result of private stock purchases in 2020 of 320,333 shares of Class B Series IV preferred stock and 25,000 shares of Class B Series V preferred stock.  The purchase price is payable in three annual installments of $1,101,110.

8.    COMMITMENTS AND CONTINGENCIES

On November 7, 2019, the Company filed a lawsuit in the 44th District Court of Dallas County, Texas (No. DC-19-17946) against Locke Lord, LLP and Roy Hardin in connection with their legal representation of the Company in its previous litigation against Becton, Dickinson and Company ("BD"). The Company alleges that the defendants breached their fiduciary duties, committed malpractice, and were negligent in their representation of the Company. The Company seeks actual and exemplary damages, disgorgement, costs, and interest. On October 6, 2020, the Court dismissed BD’s motion to dismiss.  Such order was affirmed on April 20, 2021 by the Court of Appeals, Fifth District of Texas at Dallas.

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

Revenues by geography are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
U.S. sales (excluding U.S. government)	$12,721,896	$9,409,795	$23,683,087	$17,746,592
Sales to U.S. government	27,357,840	—	65,140,200	—
North and South America sales (excluding U.S.)	1,512,388	1,943,890	2,459,616	4,690,290
Other international sales	904,820	220,160	1,287,766	339,180
Total sales	$42,496,944	$11,573,845	$92,570,669	$22,776,062

Long-lived assets by geography are as follows:

	June 30, 2021	December 31, 2020
Long-lived assets
U.S.	$66,815,307	$30,751,259
International	1,722,724	65,245
Total	$68,538,031	$30,816,504

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

In June 2021, the Board of Directors approved payments to its Series II, Series III, and former Series IV and Series V Class B Preferred Shareholders in the cumulative amount of $5,056,945 representing all current dividends, dividends in arrears, as well as dividends still owed to shareholders who converted their preferred stock in the past.  Of this amount, $39,050 was paid to Series II Class B Convertible Preferred shareholders, representing a dividend amount of $0.25 per share and cover amounts in arrears from April 1, 2021 though the date of conversion or June 30, 2021, whichever is applicable.  To Series III Class B Convertible Preferred shareholders, $4,086,704 was paid, representing a dividend amount of $1.00 per share per year and cover amounts in arrears from the date of purchase though the date of conversion or June 30, 2021, whichever is applicable.  To former Series IV Class B Convertible Preferred shareholders, $101,475 was paid, representing a dividend amount of $1.00 per share per year and cover amounts in arrears from the date of purchase though the date of conversion.  To former Series V Class B Convertible Preferred shareholders, $829,716 was paid, representing a dividend amount of $0.32 per share per year and cover amounts in arrears from the date of purchase though the date of conversion.  The dividends were paid on July 22, 2021.

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

The operating lease cost component of the lease expense was $25,807 for the six-month period ended June 30, 2021. The cash paid for amounts included in the measurement of lease liabilities as a component of cash flows related to leases was $25,807 for the six months ended June 30, 2021.  The operating lease cost component of the lease expense was $40,768 for the six-month period ended June 30, 2020.  The cash paid for amounts included in the measurement of lease liabilities as a component of cash flows related to leases was $40,768 for the six months ended June 30, 2020.

Assets and liabilities associated with these leases included in the Condensed Balance Sheets are as follows:

	June 30, 2021	December 31, 2020
OPERATING LEASES
Other assets	$13,086	$38,892
Other accrued liabilities	$13,086	$38,892
Other long-term liabilities	—	—
Total operating lease liabilities	$13,086	$38,892

The weighted average remaining lease term is 3 months and the weighted average discount rate is 3.75%.

Future minimum payments under non-cancelable operating leases and financing leases consist of the following at June 30, 2021:

Quarter ending June 30, 2021	$13,168
Less imputed interest	(82)
Total	$13,086

12.  EXCHANGE OF COMMON STOCK FOR PREFERRED STOCK

In 2020, the Company entered into several agreements with shareholders to purchase its outstanding Class B Convertible Preferred Stock.  The consideration for these purchases consisted of both cash and Common Stock.  In addition, in each such transaction, the preferred shareholder counterparty waived all rights to unpaid dividends in arrears.  The aggregate cash consideration equaled $3,786,000, of which $482,670 was paid in 2020. The balance is payable over a three-year period which began in February 2021.  In February 2021, the Company paid the first of three equal installments of $1,101,110.

13.  STOCK OPTIONS

Stock options were exercised by the Company’s employees and directors at various dates during the six months ended June 30, 2021, and, consequently, a total of 25,400 shares of Common Stock were issued for an aggregate payment to the Company of $48,600 to exercise such options.

On March 16, 2021, the Company’s Board of Directors approved the 2021 Stock Option Plan (the “Plan”) and set aside and reserved 2,000,000 shares of Common Stock for issuance pursuant to the Plan. The Plan was approved by the Company’s shareholders at the May 11, 2021 shareholder meeting. The Plan provides for the granting of incentive stock options and non-qualified stock options at a price equal to at least 100% of the fair market value of the Company’s Common Stock as of the date of grant. Participants in the Plan may include employees, consultants, and non-employee Directors. On March 16, 2021, the Company’s Compensation and Benefits Committee approved option grants to purchase 1,000,000, 250,000, and 100,000 shares of Common Stock to the Company’s chief executive officer, general counsel, and chief financial officer, respectively. These shares will vest in their entirety three years from the grant date and have an exercise price of $13.00 per share.  The value of an option for the purchase of each underlying share of Common Stock is $10.21 using the Black-Scholes option pricing model with a risk-free rate of 1.20% and a volatility factor of 92.66%.

14.  COVID-19

To date, the Company's manufacturing facility in Little Elm, Texas has continued to operate due to its status as an essential business. As a result of the COVID-19 pandemic, the Company has implemented certain safety precautions at its facility to reduce the risk of the potential spread of the novel coronavirus. All Company employees are required to be vaccinated.  The Company continues to monitor the evolving situation and will work to further mitigate risks to staff and to customers. The Company is continuing to evaluate the ever-changing circumstances surrounding this pandemic as it relates to its ability to continue to source materials and products, maintain a workforce, and operate its business effectively and efficiently. Despite the global disruption of the coronavirus pandemic, the Company has not experienced a significant disruption to its supply chain. During 2020 and 2021, the Company has experienced an increase in demand for its products and has been able to meet such demand with increased volumes despite the pandemic. The Company is unable to predict with certainty its ability to maintain its current operational functionality.

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

On May 13, 2021, the Company was informed that the SBA granted its request for loan forgiveness for the entire original principal and accrued interest, for a total of $1,377,652. No payments were made prior to receiving forgiveness.

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

As of June 30, 2021, the Company had negotiated contracts for the purchase of automated assembly equipment, molds, and molding equipment, as well as portions of auxiliary equipment, for approximately $51.5 million.  The Company has received a temporary certificate of occupancy for both the approximately 27,800 square foot controlled environment and the approximately 55,000 square foot new warehouse space.  The final estimated cost of the controlled environment within existing properties is $6.7 million.  The new warehouse space final estimated cost is $5.8 million.  The cost of the controlled environment will be funded by the U.S. government under the TIA, while the cost of the new warehouse will be funded by the Company.  A May 2021 amendment to the TIA requires further expansion and new assembly lines.  As of June 30, 2021, the Company has issued purchase orders for approximately $15.7 million for the purchase of additional production and ancillary equipment.

17.    STOCK REPURCHASE PLAN

The Company entered into a repurchase plan (the “Plan”) dated June 4, 2021 with an independent broker for the purchase of up to $10 million of the Company’s Common Stock.  Under the Plan, open market purchases of the Company’s Common Stock commenced June 18, 2021 and 13,500 shares were purchased in the quarterly period ended June 30, 2021.  The Plan terminates on the earliest of: June 18, 2022, the completion of all purchases contemplated by the Plan, termination by either party, the existence of a legal or regulatory restriction, certain fundamental business transactions, liquidation or reorganization, or failure of the Company to adhere to the representations and warranties in the Plan.  The Plan is structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934. The purchases under the Plan are subject to Rule 10b-18 limitations as well as certain price and market volume constraints specified in the Plan.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others: the impact of COVID-19 on all facets of logistics and operations as well as costs; our ability to complete capital improvements and ramp up domestic production in response to government agreements; potential tariffs; our ability to maintain liquidity; our maintenance of patent protection; our ability to maintain favorable third party manufacturing and supplier arrangements and relationships; foreign trade risk; our ability to access the market; production costs; the impact of larger market players, specifically Becton, Dickinson and Company, in providing devices to the safety market; and any other factors referenced in Item 1A. Risk Factors in Part II. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997. VanishPoint® syringes comprised 94.9% of our sales in the first six months of 2021. EasyPoint® products accounted for 3.8% of sales in the first six months of 2021. We also manufacture and market a blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.

Our products have been and continue to be distributed nationally and internationally through numerous distributors.  Some of our popular syringe products provide low dead-space.  Low dead-space syringes reduce residual medication remaining in the syringe after the dose has been administered.  In some instances, the low dead space allows for additional doses of medication to be obtained from the vials.

On May 1, 2020, we were awarded a delivery order under an existing contract by the Department of Health and Human Services of the United States to supply automated retraction safety syringes for COVID-19 vaccination efforts, which order was in the amount of $83.8 million plus $10 million in expedited freight costs.  The period of performance for this order will end in March 2022.

The Department of Health and Human Services awarded us another contract on February 12, 2021 to supply low dead space safety syringes for COVID-19 vaccination efforts. The base price for the contract and purchase order is $54.2 million for the five-month base period of performance (February 15, 2021 to July 14, 2021).  We have received nonbinding notice that the contract will be extended for seven additional months with a total contract price during such period of $92.8 million.  Effective July 28, 2021, options for four of such seven additional months were exercised with a total value of $50.7 million, including slightly increased freight reimbursement costs.  For each period, the freight reimbursement cost is included in total overall contract value and is estimated at approximately 25% of the overall price.

Our sales under both of the foregoing orders from the U.S. government were $65.1 million during the first six months of 2021, representing 70.4% of our total sales for such period. Both of the abovementioned orders as well as the TIA (as defined below) from the U.S. government are material events particular to the COVID-19 pandemic and may not be indicative of future operations. While the addition of manufacturing equipment and facilities will greatly increase our production capacity, we cannot be assured that there will be increased demand for our products once orders from the U.S. government have been filled. If future orders are not placed by the U.S. government and orders from new and existing customers do not materialize, we would have significant excess productive capabilities.

Effective July 1, 2020, we entered into a Technology Investment Agreement (“TIA”) with the United States Government Department of Defense, U.S. Army Contracting Command-Aberdeen Proving Ground, Natick Contracting Division & Edgewood Contracting Division (ACC-APG, NCD & ECD) on behalf of the Biomedical Advanced Research and Development Authority (BARDA) for $53.7 million in government funding for expanding our domestic production of needles and syringes.  Effective May 12, 2021 we entered into an amendment to the TIA providing an additional $27.4 million in funding. The amendment calls for an increase in existing domestic manufacturing capabilities by a minimum of 50% in order to meet ongoing and future U.S. COVID-19 medical countermeasures demands.  In order to satisfy this new objective, we are required to further expand our facilities and add new assembly lines by January 31, 2022.  As of June 30, 2021, we have negotiated contracts for the purchase of automated assembly equipment, molds, and molding equipment, as well as portions of auxiliary equipment, for approximately $51.5 million and have substantially completed the $6.7 million 27,800 square foot controlled environment which will be funded by the U.S. government. We have also substantially completed the new $5.8 million 55,000 square foot warehouse space which is our financial responsibility.  In furtherance of the May 2021 amendment, we have issued purchase orders for approximately $15.7 million for the purchase of two additional assembly lines, the necessary molds and molding equipment to support the additional assembly lines, as well as some of the necessary accessory equipment.

On April 17, 2020, we entered into the PPP Loan in the principal amount of $1.4 million in favor of Independent Bank pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act, administered by the U.S. Small Business Administration (“SBA”). On May 13, 2021, we were informed that the SBA granted our request for loan forgiveness for the entire original principal amount and accrued interest, for a total of $1.4 million.

As detailed in Note 4 to the financial statements, we held $13.9 million in debt and equity securities as of June 30, 2021, which represented 14.5% of our current assets. We continually monitor our invested balances.

Subsequent to the first quarter of 2020, and in response to, among other factors, the global COVID-19 pandemic, our delivery orders from the U.S. government, and the TIA, employee headcount and related salary and benefits costs have increased significantly. As of June 30, 2021, the Company employed approximately 239 full-time, part-time, and temporary employees. This represents approximately a 38% increase in our workforce since June 2020.

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

On June 4, 2021, the Board of Directors approved payment to Class B Convertible Preferred shareholders of all current dividends, dividends in arrears, as well as dividends still owed to shareholders who converted their preferred stock in the past.  The total amount authorized for dividends payable was $5.1 million.  The dividends were paid on July 22, 2021.

Effective June 4, 2021, we entered into a repurchase plan (the “Plan”) for the purchase of up to $10 million of our Common Stock.  Under the Plan, open market purchases of our Common Stock commenced June 18, 2021 and 95,626 shares were purchased as of August 6, 2021 for an aggregate purchase price of approximately $1.1 million.

Historically, unit sales have increased during the flu season. Seasonal trends in 2020 and the first six months of 2021 have been less pronounced due to demand related to the COVID-19 vaccine.

Product purchases from our Chinese manufacturers have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost. In the first six months of 2021, our Chinese manufacturers produced approximately 90.4% of our products. In the event that we become unable to purchase products from our Chinese manufacturers, we would need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

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

Under current market conditions, we have experienced increases in costs for raw materials and, notwithstanding air freight reimbursements for fulfillment of the U.S. government orders, increases in transportation costs.  With increased volumes, our manufacturing unit costs have generally tended to decline.  Factors that could affect our unit costs include increases in tariffs, costs by third party manufacturers, changing production volumes, costs of petroleum products, and transportation costs.  Increases in such costs may not be recoverable through price increases of our products.

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements. All period references are to periods ended June 30, 2021 or 2020. Dollar amounts have been rounded for ease of reading.

Comparison of Three Months Ended June 30, 2021 and June 30, 2020

Domestic sales, including sales to the U.S. government, accounted for 94.3% and 81.5% of the revenues for the three months ended June 30, 2021 and 2020, respectively.  Domestic revenues increased 325.0% principally due to increased volumes primarily attributable to orders from the U.S. government.  Domestic unit sales increased 226.0%.  Domestic unit sales were 91.2% of total unit sales for the three months ended June 30, 2021.  Domestic unit sales excluding the U.S. government rose approximately 20.7%.  International revenues increased approximately $273 thousand due to an increase in products available for international shipment.  Our international orders may be subject to significant fluctuation over time and may not be reflective of the full year’s sales.  Overall unit sales increased 181.2%.  Other than the U.S. government, our increased sales are predominantly attributable to existing customers as well as several new smaller customers who do not operate as distributors.

Cost of manufactured product increased 191.5% principally due to an increase in units sold.  Royalty expense increased 173.3% due to increased gross sales.

Operating expenses increased 156.8% from the prior year.  This is substantially due to increased headcount and other employee-related expenses, as well as consulting expenses.  Each of these is attributable to the larger volume of orders and the expansion activities required by the TIA.  Included in the increased employee expenses were employee bonuses of approximately $2.2 million and $1.3 million of share-based compensation expense.  Sales and marketing expenses increased due to employee bonuses, increased headcount, lifting of travel restrictions, and an increase in GPO fees on the basis of the increase in sales.

Income from operations was $12.7 million compared to income from operations of $960 thousand for the same period last year.  The increase was due to the increase in net revenues and resulting gross profit. In the second quarter of 2021, we also recorded a gain of $1.4 million to reflect the forgiveness of our PPP Loan.

Interest and other income decreased $972 thousand for the quarter ended June 30, 2021 compared to the same period last year principally due to a decrease in the unrealized gain on investments and a decrease in dividend income.  Interest expense for the second quarter of 2021 increased by approximately $19 thousand from the same period in the prior year. The increase is primarily attributable to imputed interest associated with amounts payable for the repurchase of preferred stock from former shareholders. See Note 7 to the financial statements for further discussion of the repurchase terms.

During the quarter ended June 30, 2020, we released our valuation allowance for deferred tax assets recognizing approximately $1.8 million in deferred tax assets as well as a corresponding amount as a beneficial income tax provision.

Comparison of Six Months Ended June 30, 2021 and June 30, 2020

Domestic sales, including sales to the U.S. government, accounted for 96.0% and 78.0% of the revenues for the six months ended June 30, 2021 and 2020, respectively.  Domestic revenues increased 399.9% principally due to increased volumes primarily attributable to orders from the U.S. government.  Domestic unit sales increased 322.0%.  Domestic unit sales were 93.6% of total unit sales for the six months ended June 30, 2021.  Domestic unit sales excluding the U.S. government rose approximately 30.1%.  International revenues decreased approximately $1.3 million.  Our international orders may be subject to significant fluctuation over time and may not be reflective of the full year’s sales.  Overall unit sales increased 227.3%.  Other than the U.S. government, our increased sales are predominantly attributable to existing customers as well as several new smaller customers who do not operate as distributors.

Cost of manufactured product increased 186.6% principally due to an increase in units sold.  Royalty expense increased 203.3% due to increased gross sales.

An increase in operating expenses of 100.3% over the previous year is primarily attributable to an increase in headcount, employee-related expenses, and consulting fees.  These increases are due to the growth in order volume and expansion activities required by the TIA.  Included in the increased employee expenses were bonuses and retroactive salary increases for the named executive officers of approximately $650 thousand, $2.2 million in other employee bonuses, and $1.3 million of share-based compensation expense.  Sales and marketing expenses increased due to employee bonuses and an increase of GPO fees on the basis of the increase in sales.

Income from operations was $36.1 million compared to income from operations of $1.4 million for the same period last year.  The increase was due to the increase in net revenues and resulting gross profit.

Interest and other income increased $364 thousand for the six months ended June 30, 2021 compared to the same period last year principally due to unrealized gains from our investments.  Interest expense for the first six months of 2021 increased by approximately $50 thousand from the same period in the prior year. The increase is primarily attributable to imputed interest associated with amounts payable for the repurchase of preferred stock from former shareholders. See Note 7 to the financial statements for further discussion of the repurchase terms.

The 2021 recognition of the gain from the forgiveness PPP Loan and the 2020 release of the valuation allowance for deferred tax assets discussed above likewise affect the comparability of the six month periods ended June 30, 2021 and 2020.

Discussion of Balance Sheet and Cash Flow Items

Cash comprises 12.8% of total assets. Cash flow from operations was $31.5 million for the six months ended June 30, 2021. Additionally, we have recorded a deferred tax asset of $6.6 million which is material to the adjustments to total cash flow from operations. The deferred tax asset represents amounts available to reduce income taxes payable on taxable income in future years.

During 2020, we engaged in private purchase agreements to purchase shares of outstanding preferred stock in exchange for cash consideration and the issuance of new common stock. In addition to payment in Common Stock, we paid cash consideration equaling $3,786,000, of which $482,670 was paid in 2020 with the remainder payable over a three-year period which began in February 2021. In February 2021, we paid the first of three installments of $1,101,110.  Amounts payable as the result of our purchase of preferred stock comprises a small portion of the long-term liabilities set forth on our Balance Sheets. Amounts related to reimbursements from the U.S. government in connection with the TIA make up most of the long-term liabilities of $50.4 million.

Cash used by investing activities was $42.8 million for the six months ended June 30, 2021 due primarily to the purchase of property, plant and equipment and the purchase of equity securities. The $38.2 million impact to cash from the purchase of fixed assets primarily reflects down payments on orders for certain assets as discussed in Note 16 to the financial statements.  Of the $38.2 million, $1.7 million was spent on assembly equipment outside the TIA reimbursement provisions.  Additionally, we increased our invested cash position by approximately $4.5 million.

Cash provided by financing activities was $16.1 million for the six months ended June 30, 2021. This was primarily due to proceeds from the government under the TIA for down payments on our orders for fixed assets but was offset by payments under the preferred stock repurchase agreements from 2020.

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

Contracts with the U.S. Government

As discussed above, we were awarded a material delivery order by the Department of Health and Human Services of the United States in the total amount of approximately $83.8 million, plus certain expedited freight expenses.  In February 2021, we received another contract from the Department of Health and Human Services for additional safety syringes representing expected revenues and reimbursable freight costs of $54.2 million for a five-month period ending July 14, 2021 and approximately $92.8 million for a seven-month option period, but only four of such option periods have been exercised.

As discussed above, we entered into a TIA with the U.S. government for a total value of approximately $81.0 million in government funding for expanding our domestic production of needles and syringes.  As of August 6, 2021, we have received approximately $47.0 million for down payments on the purchase of certain fixed assets.  As of August 6, 2021, we have contributed approximately $5.8 million towards the completion of the new 55,000 square foot warehouse as a portion of the cost sharing agreement.

External Sources of Liquidity

We received a PPP Loan, as described above, in the principal amount of $1.4 million.  On May 13, 2021, we were informed that the entire original principal amount of $1.4 million would be forgiven.

We consider our investment portfolio a source of liquidity as well. As of June 30, 2021, $13.9 million was invested in third party securities.

Capital Resources

Since the execution of the TIA on July 1, 2020, we have begun construction for significant expansion to our facilities.  As of June 30, 2021, we had substantially completed construction of expanded facilities consisting of approximately 27,800 square feet of additional controlled environment within existing properties and 55,000 square feet of new warehouse space.  As of August 6, 2021, we have negotiated contracts for the purchase of automated assembly equipment, molds, and molding equipment, as well as portions of auxiliary equipment, under the original TIA and the modification for approximately $68.5 million.  To fund the purchase of the automated assembly equipment, auxiliary equipment, and construction of the controlled environment, we are reimbursed by the U.S. government according to the terms in the TIA.  The TIA also allows us to request an advance of funds for larger purchases when necessary.  The expenditures which are not reimbursable from the U.S. government under the TIA are funded with cash from operations.  The capital assets funded by us under the TIA include the construction of the new warehouse as well as certain accessory equipment.

Additionally, we have engaged a construction company and architect to expand our existing administrative offices.  We currently expect that the cost of expansion will be approximately $5.0 million and will be completed toward the end of March 2022.  To date, we have spent approximately $204 thousand.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the second quarter of 2021 or subsequent to June 30, 2021 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Please refer to Note 8 to the financial statements for a complete description of all legal proceedings.

Item 1A.    Risk Factors.

There were no material changes in our Risk Factors as set forth in our most recent annual report which is available on EDGAR.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 18, 2021 through June 30, 2021	13,500(1)	$11.40	13,500	$9,845,576(1)

(1)These shares were purchased pursuant to our Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, announced on June 7, 2021.  On June 4, 2021, the Board of Directors authorized the repurchase of up to $10 million of Common Stock subject to Rule 10b-18 limitations as well as certain market value constraints specified in the plan.  Notwithstanding the terms of the plan, the exact dollar amount and number of shares which may be purchased pursuant to the plan is difficult to predict.  The plan will expire on June 18, 2022 at the latest.

Item 3.    Defaults Upon Senior Securities.

Working Capital Restrictions and Limitations on the Payment of Dividends

In June 2021, the Board of Directors approved payments to its Series II, Series III, and former Series IV and Series V Class B Preferred Shareholders in the cumulative amount of $5,056,945 representing all current dividends, dividends in arrears, as well as dividends still owed to shareholders who converted their preferred stock in the past.  Such dividend was paid on July 22, 2021.  Additional detail is provided in Note 10.

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

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2021 and 2020, (iv) Condensed Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020; and (v) Notes to Condensed Financial Statements

104	Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 16, 2021	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ John W. Fort
JOHN W. FORT III VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER