Form 10-Q
period 2021-09-30
RETRACTABLE TECHNOLOGIES INC
filed 2021-11-15
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,764,283 shares of Common Stock, no par value, issued and outstanding on November 1, 2021.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2021

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$16,363,163	$17,566,682
Accounts receivable, net	30,040,562	21,131,841
Receivable from Technology Investment Agreement (TIA)	8,764,753	11,779,078
Investments in debt and equity securities, at fair value	13,583,943	8,081,833
Inventories	18,696,764	10,234,646
Other current assets	767,829	684,317
Total current assets	88,217,014	69,478,397

Property, plant, and equipment, net	76,625,980	30,816,504
Deferred tax asset	13,145,274	4,631,206
Other assets	5,675	44,567
Total assets	$177,993,943	$104,970,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,410,852	$16,256,444
Current portion of long-term debt	285,519	1,030,763
Accrued compensation	841,290	826,762
Dividends payable	1,399,744	49,091
Accrued royalties to shareholder	2,297,527	1,973,781
Other accrued liabilities	4,422,865	3,398,904
Income taxes payable	2,545,692	4,365,770
Total current liabilities	36,203,489	27,901,515

Other long-term liabilities	60,306,784	24,478,697
Long-term debt, net of current maturities	1,886,271	2,710,337
Total liabilities	98,396,544	55,090,549

Commitments and contingencies – see Note 8

Stockholders’ equity:
Preferred stock, $1 par value:
Class B; authorized: 5,000,000 shares
Series II, Class B convertible; outstanding: 156,200 shares at September 30, 2021 and December 31, 2020	156,200	156,200
Series III, Class B convertible; outstanding: 80,245 and 106,745 shares at September 30, 2021 and December 31, 2020, respectively	80,245	106,745
Common Stock, no par value; authorized: 100,000,000 shares; outstanding: 33,764,283 and 33,957,204 at September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	61,863,653	59,285,401
Retained earnings (accumulated deficit)	20,336,627	(9,668,221)
Common stock in treasury – at cost	(2,839,326)	—
Total stockholders’ equity	79,597,399	49,880,125
Total liabilities and stockholders’ equity	$177,993,943	$104,970,674

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Sales, net	$36,356,047	$27,091,064	$128,926,716	$49,867,126
Cost of sales:
Cost of manufactured product	20,663,651	11,580,674	60,074,349	25,331,916
Royalty expense to shareholder	2,297,527	1,681,885	7,819,529	3,502,525
Total cost of sales	22,961,178	13,262,559	67,893,878	28,834,441
Gross profit	13,394,869	13,828,505	61,032,838	21,032,685

Operating expenses:
Sales and marketing	1,020,244	1,160,412	3,398,905	3,148,290
Research and development	199,200	134,575	747,525	399,367
General and administrative	4,209,836	2,185,980	12,824,957	5,696,901
Total operating expenses	5,429,280	3,480,967	16,971,387	9,244,558
Income from operations	7,965,589	10,347,538	44,061,451	11,788,127

Gain on forgiveness of PPP loan	—	—	1,377,652	—
Interest and other income (loss)	(318,663)	(87,483)	1,014,348	881,316
Interest expense	(52,886)	(36,124)	(172,668)	(105,959)
Income before income taxes	7,594,040	10,223,931	46,280,783	12,563,484
Provision (benefit) for income taxes	1,072,155	1,598,180	11,140,889	(151,153)
Net income	6,521,885	8,625,751	35,139,894	12,714,637
Preferred Stock dividend requirements	(59,111)	(145,535)	(183,219)	(493,826)
Deemed contribution on extinguishment of preferred stock	—	2,525,848	—	2,519,124
Income applicable to common shareholders	$6,462,774	$11,006,064	$34,956,675	$14,739,935

Basic earnings per share	$0.19	$0.33	$1.03	$0.45

Diluted earnings per share	$0.19	$0.33	$1.02	$0.45

Weighted average common shares outstanding:
Basic	33,883,684	33,371,471	33,950,742	32,947,241
Diluted	34,262,681	33,984,934	34,330,967	33,071,652

See accompanying notes to condensed unaudited financial statements

`RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities
Net income	$35,139,894	$12,714,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	702,384	624,998
Net unrealized gain on investments	(816,150)	(559,543)
Realized gains on investments	—	(162,595)
Accreted interest	83,282	—
Deferred taxes	(8,514,068)	(804,357)
Provision for doubtful accounts	146,395	125,000
Share-based compensation	2,503,152	—
Gain on forgiveness of PPP loan	(1,377,652)	—
(Increase) decrease in operating assets:
Accounts receivable	(9,055,116)	(7,542,375)
Inventories	(8,462,118)	(301,951)
Other current assets	(83,512)	(18,053)
Other assets	38,892	10,125
Increase (decrease) in operating liabilities:
Accounts payable	8,154,409	2,272,302
Accrued liabilities	1,490,008	1,803,433
Income taxes payable	(1,820,078)	670,531
Net cash provided by operating activities	18,129,722	8,832,152

Cash flows from investing activities
Purchase of property, plant, and equipment	(46,511,859)	(9,478,182)
Purchase of debt and equity securities	(4,685,960)	(2,174,980)
Proceeds from the sales of debt and equity securities	—	3,965,329
Net cash used by investing activities	(51,197,819)	(7,687,833)

Cash flows from financing activities
Repayments of long-term debt	(206,310)	(194,985)
Proceeds of long-term debt	—	1,363,000
Proceeds from Technology Investment Agreement (TIA)	39,848,368	6,883,103
Proceeds from the exercise of stock options	48,600	851,012
Payment of preferred stock redemption price payable	(101,250)	—
Payment of preferred stock repurchase payable	(1,101,110)	(100,000)
Payment of preferred stock dividends	(3,784,394)	(164,400)
Repurchase of common stock	(2,839,326)	—
Net cash provided by financing activities	31,864,578	8,637,730

Net increase (decrease) in cash and cash equivalents	(1,203,519)	9,782,049
Cash and cash equivalents at:
Beginning of period	17,566,682	5,934,749
End of period	$16,363,163	$15,716,798

Supplemental schedule of cash flow information:
Interest paid	$89,386	$105,959
Income taxes paid	$21,068,540	$—

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$1,399,744	$52,242
Conversion of preferred stock to common stock	$26,500	$15,000
Amounts receivable under Technology Investment Agreement	$(3,014,325)	$—
Preferred stock repurchase payable	$—	$2,723,248

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

The following shows the changes in stockholders’ equity for the three-month period ended September 30, 2021:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at June 30, 2021	$—	$156,200	$80,245	$60,706,417	$13,853,792	$(154,424)	$74,642,230
Dividends	—	—	—	—	(39,050)	—	(39,050)
Stock Option Compensation	—	—	—	1,157,236	—	—	1,157,236
Repurchase of Common Stock – at cost	—	—	—	—	—	(2,684,902)	(2,684,902)
Net Income	—	—	—	—	6,521,885	—	6,521,885
Balance at September 30, 2021	$—	$156,200	$80,245	$61,863,653	$20,336,627	$(2,839,326)	$79,597,399

The following shows the changes in stockholders’ equity for the three-month period ended September 30, 2020:

		Series I	Series II	Series III	Series IV	Series V
		Class B	Class B	Class B	Class B	Class B	Additional
	Common	Preferred	Preferred	Preferred	Preferred	Preferred	Paid-In	Accumulated
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at June 30, 2020	$—	$96,000	$171,200	$126,745	$335,000	$34,000	$62,087,831	$(29,802,348)	$33,048,428
Exchange of Preferred Stock for Common Stock	—	—	—	—	(300,000)	—	(2,423,248)	—	(2,723,248)
Conversion	—	—	(15,000)	—	—	—	15,000	—	—
Stock Option Exercises	—	—	—	—	—	—	224,325	—	224,325
Dividends	—	—	—	—	—	—	(52,242)	—	(52,242)
Net Income	—	—	—	—	—	—	—	8,625,751	8,625,751
Balance at September 30, 2020	$—	$96,000	$156,200	$126,745	$35,000	$34,000	$59,851,666	$(21,176,597)	$39,123,014

The following shows the changes in stockholders’ equity for the nine-month period ended September 30, 2021:

		Series II	Series III		Retained
		Class B	Class B	Additional	Earnings	Treasury
	Common	Preferred	Preferred	Paid-In	(Accumulated	Stock –
	Stock	Stock	Stock	Capital	Deficit)	at cost	Total
Balance at December 31, 2020	$—	$156,200	$106,745	$59,285,401	$(9,668,221)	$—	$49,880,125
Conversion of Preferred Stock into Common Stock	—	—	(26,500)	26,500	—	—	—
Stock Option Exercises	—	—	—	48,600	—	—	48,600
Dividends	—	—	—	—	(5,135,046)	—	(5,135,046)
Stock Option Compensation	—	—	—	2,503,152	—	—	2,503,152
Repurchase of Common Stock – at cost	—	—	—	—	—	(2,839,326)	(2,839,326)
Net Income	—	—	—	—	35,139,894	—	35,139,894
Balance at September 30, 2021	$—	$156,200	$80,245	$61,863,653	$20,336,627	$(2,839,326)	$79,597,399

The following shows the changes in stockholders’ equity for the nine-month period ended September 30, 2020:

		Series I	Series II	Series III	Series IV	Series V
		Class B	Class B	Class B	Class B	Class B	Additional
	Common	Preferred	Preferred	Preferred	Preferred	Preferred	Paid-In	Accumulated
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at December 31, 2019	$—	$96,000	$171,200	$129,245	$342,500	$34,000	$61,660,744	$(33,891,234)	$28,542,455
Exchange of Preferred Stock for Common Stock	—	—	—	(2,500)	(307,500)	—	(2,513,248)	—	(2,823,248)
Conversion	—	—	(15,000)	—	—	—	15,000	—	—
Stock Option Exercises	—	—	—	—	—	—	851,012	—	851,012
Dividends	—	—	—	—	—	—	(161,842)	—	(161,842)
Net Income	—	—	—	—	—	—	—	12,714,637	12,714,637
Balance at September 30, 2020	$—	$96,000	$156,200	$126,745	$35,000	$34,000	$59,851,666	$(21,176,597)	$39,123,014

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

Those accounts that are doubtful of collection are included in the allowance.  This provision is reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. The Allowance for bad debt was $352,217 and $205,822 as of September 30, 2021 and December 31, 2020, respectively.

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

Receivable from Technology Investment Agreement (TIA)

The amounts set forth as Receivable from Technology Investment Agreement (TIA) represent amounts receivable under a contractual agreement under the TIA. The amounts may represent advance requests or reimbursement requests for expenditures the Company makes or has made under its obligations with the federal government. For further explanation, please refer to Note 15 – Technology Investment Agreement.

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

Concentration risks

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, certificates of deposit, exchange-traded and closed-end funds, mutual funds, equity securities, and accounts receivable. Cash balances, some of which exceed federally insured limits, are maintained in financial institutions; however, Management believes the institutions are of high credit quality. The Company assesses market risk in debt and equity securities through consultation with its outside investment advisors. Management is responsible for directing investment activity based on current economic conditions. The majority of accounts receivable are due from companies which are well-established entities. In the third quarter of 2021, a significant portion of the Company’s sales were to the U.S. government, which Management does not consider a credit risk. As a consequence, Management considers any exposure from concentrations of credit risks to be limited.

The following table reflects significant customers for the three- and nine-month periods of 2021 and 2020:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
Number of significant customers	2		2		1		2
Aggregate dollar amount of net sales to significant customers	$22.6	million	$16.4	million	$83.6	million	$21.7	million
Percentage of net sales to significant customers	62.1%		60.6%		64.8%		43.6%

In the first nine months of 2021, approximately $83.6 million of the Company's sales were to the Department of Health and Human Services of the United States. Management expects the U.S. government to remain a significant customer through at least March 2022.

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China.  The Company obtained roughly 90.9% and 82.2% of its products in the first nine months of 2021 and 2020, respectively, from its Chinese manufacturers. Purchases from Chinese manufacturers aggregated 91.9% and 80.5% of products in the three-month periods ended September 30, 2021 and 2020, respectively.  In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company would need to find an alternate manufacturer for its blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes, and would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

Revenue recognition

The Company recognizes revenue when it has satisfied all performance obligations to the customer, generally when title and risk of loss pass to the customer.  Payments from customers with approved credit terms are typically due 30 days from the invoice date. Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances. Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  When rebates are issued, they are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Condensed Balance Sheets and deducted from Revenues in the Condensed Statements of Operations.  Accounts payable included estimated contractual allowances for $5,304,885 and $3,435,352 as of September 30, 2021 and December 31, 2020, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors. Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  End-users do not receive any contractual allowances on their purchases.  Any product shipped or distributed for evaluation purposes is expensed.

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

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the three months ended September 30, 2021:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$11,033,291	$560,065	$4,048,292	$11,399	$15,653,047
Sales to U.S. government	18,420,480	—	—	—	18,420,480
North and South America sales (excluding U.S.)	670,602	4,800	26,400	—	701,802
Other international sales	1,389,226	900	189,992	600	1,580,718
Total	$31,513,599	$565,765	$4,264,684	$11,999	$36,356,047

	For the three months ended September 30, 2020:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$8,241,161	$791,961	$3,581,723	$9,210	$12,624,055
Sales to U.S. government	12,898,080	—	—	—	12,898,080
North and South America sales (excluding U.S.)	1,295,080	450	—	—	1,295,530
Other international sales	198,440	73,019	235	1,705	273,399
Total	$22,632,761	$865,430	$3,581,958	$10,915	$27,091,064

	For the nine months ended September 30, 2021:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$30,685,338	$1,590,891	$7,019,560	$40,345	$39,336,134
Sales to U.S. government	83,560,680	—	—	—	83,560,680
North and South America sales (excluding U.S.)	2,963,930	4,800	83,248	109,440	3,161,418
Other international sales	2,161,062	63,540	640,432	3,450	2,868,484
Total	$119,371,010	$1,659,231	$7,743,240	$153,235	$128,926,716

	For the nine months ended September 30, 2020:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$21,538,941	1,607,804	6,004,295	52,065	$29,203,105
Sales to U.S. government	14,065,623	—	—	—	14,065,623
North and South America sales (excluding U.S.)	4,911,106	8,450	1,496	1,064,768	5,985,820
Other international sales	529,430	76,609	235	6,304	612,578
Total	$41,045,100	$1,692,863	$6,006,026	$1,123,137	$49,867,126

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

For the three and nine months ended September 30, 2021, the calculation of diluted EPS under the treasury stock method included 142,552 and 143,780 shares, respectively, of Common Stock underlying issued and outstanding stock options. Common stock issuable upon the conversion of 236,445 convertible preferred shares is included in the calculation of diluted EPS for both the three and nine months ended September 30, 2021.

The calculation of diluted EPS under the treasury stock method included 226,150 shares of Common Stock underlying issued and outstanding stock options for both the three and nine months ended September 30, 2020, respectively. For these same periods, preferred stock was excluded from the calculation of diluted EPS because the effect was antidilutive.

The potential dilution, if any, is shown on the following schedule:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$6,521,885	$8,625,751	$35,139,894	$12,714,637
Preferred stock dividend requirements	(59,111)	(145,535)	(183,219)	(493,826)
Deemed contribution on extinguishment of preferred stock	—	2,525,848	—	2,519,124
Income applicable to common shareholders	$6,462,774	$11,006,064	$34,956,675	$14,739,935
Average common shares outstanding	33,883,684	33,371,471	33,950,742	32,947,241
Average common and common equivalent shares outstanding — assuming dilution	34,262,681	33,984,934	34,330,967	33,071,652
Basic earnings per share	$0.19	$0.33	$1.03	$0.45
Diluted earnings per share	$0.19	$0.33	$1.02	$0.45

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

Share-based Compensation

The Company’s share-based payments are accounted for using the fair value method.  The Company records share-based compensation expense on a straight-line basis over the requisite service period.  The Company incurred the following share-based compensation costs:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cost of Sales	$—	$—	$—	$—
Sales and Marketing	—	—	—	—
Research and development	—	—	—	—
General and administrative	1,157,236	—	2,503,152	—
	$1,157,236	$—	$2,503,152	$—

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

In August 2018, the FASB issued ASU 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The amendment modifies, among other things, disclosure requirements on fair value measurements and eliminates certain disclosures related to transfers and valuation levels of Level 3 fair value measurements. Additionally, the amendment requires disclosure of changes in unrealized gains and losses in other comprehensive income for Level 3 fair value measurements and certain qualitative factors related to significant unobservable inputs used in Level 3 valuations. The amendment was effective for annual periods beginning after December 15, 2019 and interim periods within the annual period. The adoption of ASU 2018-13 did not have a significant effect on the Company's financial statements, as the Company does not currently have any investments classified as Level 3 fair value measurements.

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

3.    INVENTORIES

Inventories consist of the following:

	September 30, 2021	December 31, 2020
Raw materials	$2,370,760	$1,320,214
Finished goods	16,326,004	8,914,432
	$18,696,764	$10,234,646

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements.  ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

●	Level 1 – quoted market prices in active markets for identical assets and liabilities

●	Level 2 – inputs other than quoted prices that are directly or indirectly observable

●	Level 3 – unobservable inputs where there is little or no market activity

The following tables summarize the values of assets designated as Investments in debt and equity securities:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Equity securities	$9,357,931	$—	$—	$9,357,931
Mutual funds and exchange traded funds	4,150,405	—	—	4,150,405
Certificates of deposit	—	75,607	—	75,607
	$13,508,336	$75,607	$—	$13,583,943

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Equity securities	$3,990,533	$—	$—	$3,990,533
Mutual funds and exchange traded funds	4,013,956	—	—	4,013,956
Certificates of deposit	—	77,344	—	77,344
	$8,004,489	$77,344	$—	$8,081,833

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

	September 30, 2021
		Gross Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$6,698,032	$2,659,899	$—	$9,357,931
Mutual funds and exchange traded funds	3,994,001	156,404	—	4,150,405
Certificates of deposit	75,000	607	—	75,607
	$10,767,033	$2,816,910	$—	$13,583,943

	December 31, 2020
		Gross Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$2,098,144	$1,892,389	$—	$3,990,533
Mutual funds and exchange traded funds	3,909,364	104,592	—	4,013,956
Certificates of deposit	75,000	2,344	—	77,344
	$6,082,508	$1,999,325	$—	$8,081,833

Unrealized gains on investments in debt and equity securities were $816,150 and $559,543 for the nine months ended September 30, 2021 and 2020, respectively.

5.    INCOME TAXES

The Company’s effective tax rate on the net income before income taxes was 14.1% and 24.1% for the three and nine months ended September 30, 2021, respectively.  The Company’s effective tax rate on the net income before income taxes was 15.6% and (1.2)% for the three and nine months ended September 30, 2020, respectively.

A reconciliation of the federal statutory corporate tax rate to the Company’s effective tax rate is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
U.S. statutory federal tax rate	21.0%	21.0%	21.0%	21.0%
Valuation Allowance	—%	(8.8)%	—%	(24.8)%
Stock options	0.1%	—%	(0.1)%	—%
Other	(12.4)%	0.6%	(1.8)%	0.1%
PPP loan	—%	—%	(0.8)%	—%
State taxes	5.4%	2.8%	5.8%	2.5%
Effective tax rate	14.1%	15.6%	24.1%	(1.2)%

The Company uses the recognition and measurement provisions of the FASB ASC Topic 740, Income Taxes (“Topic 740”), to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, the Company reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance at September 30, 2021 and 2020.

The effective tax rate for the nine months ended September 30, 2021 was different from the federal statutory rate due primarily to the apportionment of earnings across various state jurisdictions. The Company determined that no valuation allowance should be recorded at September 30, 2021.

The effective tax rate for the nine months ended September 30, 2020 was different from the federal statutory rate due primarily to the release of the valuation allowance recorded on net operating losses in earlier periods.

6.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2021	December 31, 2020
Prepayments from customers	$2,609,684	$1,686,868
Accrued property taxes	338,540	—
Accrued professional fees	228,204	331,204
Current portion – preferred stock repurchase	1,084,795	1,092,282
Other accrued expenses	161,642	288,550
Total	$4,422,865	$3,398,904

7.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consists of the following:

	September 30, 2021	December 31, 2020
Technology Investment Agreement (TIA)	$59,278,368	$22,444,324
Stock repurchase	1,028,416	2,034,373
Total	$60,306,784	$24,478,697

The TIA provides for reimbursement to the Company for the purchase of equipment and supplies related to the expansion of the Company’s domestic production of needles and syringes.  Under the TIA, reimbursable amounts will be reflected as a liability until the time its deferred income can be systematically amortized over a period matching the useful life of the purchased assets.

The stock repurchase liability represents the long-term portion, at net present value, of $2,107,212 gross payable by the Company to former preferred shareholders as a result of private stock purchases in 2020 of 320,333 shares of Class B Series IV preferred stock and 25,000 shares of Class B Series V preferred stock.  The purchase price is payable in three annual installments of $1,101,110.

8.    COMMITMENTS AND CONTINGENCIES

On November 7, 2019, the Company filed a lawsuit in the 44th District Court of Dallas County, Texas (No. DC-19-17946) against Locke Lord, LLP and Roy Hardin in connection with their legal representation of the Company in its previous litigation against Becton, Dickinson and Company ("BD"). The Company alleges that the defendants breached their fiduciary duties, committed malpractice, and were negligent in their representation of the Company. The Company seeks actual and exemplary damages, disgorgement, costs, and interest. On October 6, 2020, the Court dismissed Locke Lord, LLP and Mr. Hardin’s motion to dismiss.  Such order was affirmed on April 20, 2021 by the Court of Appeals, Fifth District of Texas at Dallas.

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

Revenues by geography are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
U.S. sales (excluding U.S. government)	$15,653,047	$12,624,055	$39,336,134	$29,203,105
Sales to U.S. government	18,420,480	12,898,080	83,560,680	14,065,623
North and South America sales (excluding U.S.)	701,802	1,295,530	3,161,418	5,985,820
Other international sales	1,580,718	273,399	2,868,484	612,578
Total sales	$36,356,047	$27,091,064	$128,926,716	$49,867,126

Long-lived assets by geography are as follows:

	September 30, 2021	December 31, 2020
Long-lived assets
U.S.	$72,822,361	$30,751,259
International	3,803,619	65,245
Total	$76,625,980	$30,816,504

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

In June 2021, the Board of Directors approved payments to its Series II, Series III, and former Series IV and Series V Class B Preferred Shareholders in the cumulative amount of $5,056,945 representing all current dividends, dividends in arrears, as well as dividends still owed to shareholders who converted their preferred stock in the past.  Of this amount, $39,050 was declared to Series II Class B Convertible Preferred shareholders, representing a dividend amount of $0.25 per share and cover amounts in arrears from April 1, 2021 though the date of conversion or June 30, 2021, whichever is applicable.  To Series III Class B Convertible Preferred shareholders, $4,086,704 was declared, representing a dividend amount of $1.00 per share per year and cover amounts in arrears from the date of purchase though the date of conversion or June 30, 2021, whichever is applicable.  To former Series IV Class B Convertible Preferred shareholders, $101,475 was declared, representing a dividend amount of $1.00 per share per year and cover amounts in arrears from the date of purchase though the date of conversion.  To former Series V Class B Convertible Preferred shareholders, $829,716 was declared, representing a dividend amount of $0.32 per share per year and cover amounts in arrears from the date of purchase though the date of conversion.  The dividends were paid on July 22, 2021 to all shareholders who had been contacted and confirmed as the rightful owner entitled to payment. The Company has not yet established contact with all former shareholders, most of whom converted their shares prior to 2001. As of November 5, 2021, the Company is continuing its efforts to establish contact with approximately 90 former shareholders who are entitled to approximately $1.4 million.

 A cash dividend of $39,050 was paid in October 2021 to Series II preferred shareholders.

11.  LEASES

The Company has no finance leases and its operating leases for a warehouse and equipment terminated on August 15, 2021. The ROU asset value was determined based on the lease liability adjusted for lease incentives received. Lease expense has been recognized on a straight-line basis over the lease term. Certain costs incidental to the use of the property were separate from the minimum rent payment and were not considered in the determination of the lease liability and ROU asset. The Company elected the policy to not separate lease from non-lease components if they are combined with the minimum rent payment. The option periods were not included in the determination of the lease liability and right-of-use asset.

The operating lease cost component of the lease expense was $38,892 for the nine-month period ended September 30, 2021. The cash paid for amounts included in the measurement of lease liabilities as a component of cash flows related to leases was $38,892 for the nine months ended September 30, 2021. The operating lease cost component of the lease expense was $69,689 for the nine-month period ended September 30, 2020. The cash paid for amounts included in the measurement of lease liabilities as a component of cash flows related to leases was $69,689 for the nine months ended September 30, 2020.

Assets and liabilities associated with these leases included in the Condensed Balance Sheets are as follows:

	September 30, 2021	December 31, 2020
OPERATING LEASES
Other assets	$—	$38,892
Other accrued liabilities	$—	$38,892
Other long-term liabilities	—	—
Total operating lease liabilities	$—	$38,892

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

13.  STOCK OPTIONS

Stock options were exercised by the Company’s employees and directors at various dates during the nine months ended September 30, 2021, and, consequently, a total of 25,400 shares of Common Stock were issued for an aggregate payment to the Company of $48,600 to exercise such options.

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

As of September 30, 2021, the Company had negotiated contracts for the purchase of automated assembly equipment, molds, and molding equipment, as well as portions of auxiliary equipment, for approximately $44.6 million.  The Company has received a temporary certificate of occupancy for both the approximately 27,800 square foot controlled environment and the approximately 55,000 square foot new warehouse space.  The final cost of the controlled environment within existing properties is $6.7 million.  The new warehouse space final cost is $5.9 million.  The cost of the controlled environment was funded by the U.S. government under the TIA, while the cost of the new warehouse was funded by the Company.  A May 2021 amendment to the TIA requires further expansion and new assembly lines.  As of September 30, 2021, the Company has issued purchase orders for approximately $16.7 million for the purchase of additional production and ancillary equipment in connection with the foregoing amendment.

16.    STOCK REPURCHASE PLAN

The Company entered into a repurchase plan (the “Plan”) dated June 4, 2021 with an independent broker for the purchase of up to $10 million of the Company’s Common Stock.  Under the Plan, open market purchases of the Company’s Common Stock commenced June 18, 2021 and 231,321 shares were purchased in the quarterly period ended September 30, 2021 for an aggregate purchase price of $2,684,902.  A total of 244,821 shares have been repurchased for $2,839,326 as of September 30, 2021.  These treasury share purchases are accounted for under the cost method and are included as a component of treasury stock in the Company’s balance sheets.  The Plan terminates on the earliest of: June 18, 2022, the completion of all purchases contemplated by the Plan, termination by either party, the existence of a legal or regulatory restriction, certain fundamental business transactions, liquidation or reorganization, or failure of the Company to adhere to the representations and warranties in the Plan.  The Plan is structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934. The purchases under the Plan are subject to Rule 10b-18 limitations as well as certain price and market volume constraints specified in the Plan.  As of November 10, 2021, 362,854 shares were purchased for a total of $4.0 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others: the impact of COVID-19 on all facets of logistics and operations as well as costs; our ability to complete capital improvements and produce products in response to government agreements; potential tariffs; our ability to maintain liquidity; our maintenance of patent protection; our ability to maintain favorable third party manufacturing and supplier arrangements and relationships; foreign trade risk; our ability to access the market; production costs; the impact of larger market players, specifically Becton, Dickinson and Company, in providing devices to the safety market; and any other factors referenced in Item 1A. Risk Factors in Part II. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997. VanishPoint® syringes comprised 92.6% of our sales in the first nine months of 2021. EasyPoint® products accounted for 6.0% of sales in the first nine months of 2021. We also manufacture and market a blood collection tube holder, IV safety catheter, and VanishPoint® Blood Collection Set.

Our products have been and continue to be distributed nationally and internationally through numerous distributors.  Some of our popular syringe products provide low dead-space.  Low dead-space syringes reduce residual medication remaining in the syringe after the dose has been administered.  In some instances, the low dead-space allows for additional doses of medication to be obtained from the vials.

On May 1, 2020, we were awarded a delivery order under an existing contract by the Department of Health and Human Services of the United States to supply automated retraction safety syringes for COVID-19 vaccination efforts, which order was in the amount of $83.8 million plus $10 million in expedited freight costs.  The period of performance for this order will end in March 2022.

The Department of Health and Human Services awarded us another contract on February 12, 2021 to supply low dead-space safety syringes for COVID-19 vaccination efforts. The base price for the contract and purchase order was $54.2 million for the five-month base period of performance (February 15, 2021 to July 14, 2021).  We have received notice that the contract would be extended for seven additional months beyond the base period of performance with a total contract price during such period of approximately $92.8 million. To date, we have received a commitment to exercise the first four option periods which extend through the end of December 2021. For each period, the freight reimbursement cost is included in total overall contract value and is estimated at approximately 25% of the overall price.

Our sales under both of the foregoing orders from the U.S. government were $83.6 million during the first nine months of 2021, representing 64.8% of our total sales for such period. Both of the above-mentioned orders as well as the TIA (as defined below) from the U.S. government are material events particular to the COVID-19 pandemic and may not be indicative of future operations. While the addition of manufacturing equipment and facilities will greatly increase our production capacity, we cannot be assured that there will be increased demand for our products once orders from the U.S. government have been filled. If future orders are not placed by the U.S. government and orders from new and existing customers do not materialize, we would have significant excess productive capabilities.

Effective July 1, 2020, we entered into a Technology Investment Agreement (“TIA”) with the United States Government Department of Defense, U.S. Army Contracting Command-Aberdeen Proving Ground, Natick Contracting Division & Edgewood Contracting Division (ACC-APG, NCD & ECD) on behalf of the Biomedical Advanced Research and Development Authority (BARDA) for $53.7 million in government funding for expanding our domestic production of needles and syringes.  Effective May 12, 2021 we entered into an amendment to the TIA providing an additional $27.4 million in funding. The amendment calls for an increase in existing domestic manufacturing capabilities by a minimum of 50% in order to meet ongoing and future U.S. COVID-19 medical countermeasures demands.  In order to satisfy this new objective, we are required to further expand our facilities and add new assembly lines by January 31, 2022. As of September 30, 2021, we have negotiated contracts for the purchase of automated assembly equipment, molds, and molding equipment, as well as portions of auxiliary equipment, for approximately $44.6 million and have substantially completed the $6.7 million 27,800 square foot controlled environment which was funded by the U.S. government. We have also substantially completed the new $5.9 million 55,000 square foot warehouse space which is our financial responsibility.  In furtherance of the May 2021 amendment, we have issued purchase orders for approximately $16.7 million for the purchase of two additional assembly lines, the necessary molds and molding equipment to support the additional assembly lines, as well as some of the necessary accessory equipment.

To date, our manufacturing facility in Little Elm, Texas has continued to operate due to its status as an essential business. As a result of the COVID-19 pandemic, we have implemented certain safety precautions at our facility to reduce the risk of the potential spread of the novel coronavirus. All of our employees are required to be vaccinated.  We continue to monitor the evolving situation and will work to further mitigate risks to staff and to customers. We are continuing to evaluate the ever-changing circumstances surrounding this pandemic as it relates to our ability to continue to source materials and products, maintain a workforce, and operate our business effectively and efficiently. We have faced and continue to deal with the logistical challenges of sourcing raw materials and finished goods, particularly finished goods from China.  We utilize multiple transportation providers to ensure we can meet our delivery schedules, but we are subject to the global supply chain and its complexities.

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

We have engaged a construction company and architect to explore the possibility of expanding our existing administrative offices. We currently expect that the cost of expansion will be approximately $5.0 million and will be completed in the first half of 2022. To date, we have spent approximately $212 thousand.

As detailed in Note 4 to the financial statements, we held $13.6 million in debt and equity securities as of September 30, 2021, which represented 15.4% of our current assets. We continually monitor our invested balances.

In response to, among other factors, the global COVID-19 pandemic, our delivery orders from the U.S. government, and the TIA, employee headcount and related salary and benefits costs have increased significantly. As of September 30, 2021, the Company employed approximately 243 full-time, part-time, and temporary employees. This represents approximately a 35.0% increase in our workforce since September 2020.

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

On June 4, 2021, the Board of Directors approved payment to Class B Convertible Preferred shareholders of all current dividends, dividends in arrears, as well as dividends still owed to shareholders who converted their preferred stock in the past.  The total amount authorized for dividends payable was $5.1 million.  The dividends were paid on July 22, 2021 to all shareholders who had been contacted and confirmed as the rightful owner entitled to payment. We have not yet established contact with all former shareholders, most of whom converted their shares prior to 2001. As of November 5, 2021, we are continuing to establish contact with approximately 90 former shareholders who are entitled to approximately $1.4 million.

Effective June 4, 2021, we entered into a repurchase plan (the “Plan”) for the purchase of up to $10 million of our Common Stock.  Under the Plan, open market purchases of our Common Stock commenced June 18, 2021 and 362,854 shares were purchased as of November 10, 2021 for an aggregate purchase price of approximately $4.0 million.

Historically, unit sales have increased during the flu season. Seasonal trends in 2020 and the first nine months of 2021 have been less pronounced due to demand related to the COVID-19 vaccine.

Product purchases from our Chinese manufacturers have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost. In the first nine months of 2021, our Chinese manufacturers produced approximately 90.9% of our products. In the event that we become unable to purchase products from our Chinese manufacturers, we would need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

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

We have experienced significant cost pressure with respect to transportation costs, particularly freight costs for importing products from our overseas manufacturers.  In addition, we have experienced an increase in raw materials costs, principally the cost of petroleum-based plastics used in our molded components.  These costs contribute significantly to the cost of manufactured products and have significantly reduced our gross margins for the 2021 periods presented.  With increased volumes, our manufacturing unit costs have generally tended to decline.  Other factors that could affect our unit costs include increases in tariffs, costs by third party manufacturers, and changing production volumes.  Increases in such costs may not be recoverable through price increases of our products.

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements. All period references are to periods ended September 30, 2021 or 2020. Dollar amounts have been rounded for ease of reading.

Comparison of Three Months Ended September 30, 2021 and September 30, 2020

Domestic sales, including sales to the U.S. government, accounted for 93.7% and 94.2% of the revenues for the three months ended September 30, 2021 and 2020, respectively.  Domestic revenues increased 33.5% principally due to increased volumes primarily attributable to orders from the U.S. government.  Domestic unit sales increased 34.1%.  Domestic unit sales were 90.6% of total unit sales for the three months ended September 30, 2021.  Domestic unit sales excluding the U.S. government rose approximately 32.6%.  International revenues increased approximately 45.5% due to an increase in products available for international shipment. Our international orders may be subject to significant fluctuation over time and may not be reflective of the full year’s sales.  Overall unit sales increased 34.2%.  Other than the U.S. government, our increased sales are predominantly attributable to existing customers as well as several new smaller customers who do not operate as distributors.  As discussed above, our gross margins were significantly impacted during the third quarter of 2021 due to the global demand for, and rising costs of, cargo freight transportation. Despite the increase in revenues for the third quarter of 2021, our gross profit decreased, both on a per unit basis and in the aggregate.

Cost of manufactured product increased 78.4% principally due to both an increase in units sold and higher materials and transportation costs.  Royalty expense increased 36.6% due to increased gross sales.

Operating expenses increased 56.0% from the prior year.  This is substantially due to increased headcount and other employee-related expenses, as well as consulting expenses. Each of these is attributable to the larger volume of orders and the expansion activities required by the TIA. Included in the increased employee expenses were $1.2 million of share-based compensation expense and $338 thousand from general salary increases and larger headcount. Sales and marketing expenses decreased due to a reduction in marketing samples and bonus expense.

Income from operations was $8.0 million compared to income from operations of $10.3 million for the same period last year.  The decrease was due to lower gross margins as mentioned above and an increase in general and administrative expenses.

Interest and other income (loss) was ($319) thousand for the quarter ended September 30, 2021 as compared to ($87) thousand for the same period last year principally due to a decrease in investment balances from unrealized losses from the prior quarter.  Interest expense for the third quarter of 2021 increased by approximately 46.4% from the same period in the prior year. The increase is primarily attributable to imputed interest associated with amounts payable for the repurchase of preferred stock from former shareholders. See Note 7 to the financial statements for further discussion of the repurchase terms.

Comparison of Nine Months Ended September 30, 2021 and September 30, 2020

Domestic sales, including sales to the U.S. government, accounted for 95.3% and 86.8% of the revenues for the nine months ended September 30, 2021 and 2020, respectively.  Domestic revenues increased 184.0% principally due to higher average pricing and increased volumes primarily attributable to orders from the U.S. government.  Domestic unit sales increased 160.9%.  Domestic unit sales were 92.7% of total unit sales for the nine months ended September 30, 2021.  Domestic unit sales excluding the U.S. government rose approximately 36.6%. International revenues decreased approximately 8.6%.  Our international orders may be subject to significant fluctuation over time and may not be reflective of the full year’s sales.  Overall unit sales increased 129.9%. As a result of product mix and customer base for the 2021 nine-month period, our average net revenue per unit sold increased by 12.5%. Other than the U.S. government, our increased sales are predominantly attributable to existing customers as well as several new smaller customers who do not operate as distributors.

Cost of manufactured product increased 137.1% principally due to an increase in overall units sold as well as higher inventory carrying costs.  Royalty expense increased 123.3% due to increased gross sales.

An increase in operating expenses of 83.6% over the previous year is primarily attributable to an increase in headcount, employee-related expenses, and consulting fees.  These increases are due to the growth in order volume and expansion activities required by the TIA.  Included in the increased employee expenses were bonuses and retroactive salary increases for the named executive officers of approximately $650 thousand, $2.2 million in other employee bonuses, and $2.5 million of share-based compensation expense.  Sales and marketing expenses increased due to employee bonuses and an increase of GPO fees on the basis of the increase in sales.

Income from operations was $44.1 million compared to $11.8 million for the same period last year.  The increase was due to the increase in net revenues and resulting gross profit.

Interest and other income (loss) increased 15.1% for the nine months ended September 30, 2021 compared to the same period last year principally due to unrealized gains from our investments.  Interest expense for the first nine months of 2021 increased by approximately 63.0% from the same period in the prior year. The increase is primarily attributable to imputed interest associated with amounts payable for the repurchase of preferred stock from former shareholders. See Note 7 to the financial statements for further discussion of the repurchase terms.

The 2021 recognition of the gain from the forgiveness PPP Loan and the 2020 release of the valuation allowance for approximately $1.8 million in deferred tax assets affect the comparability of the nine-month periods ended September 30, 2021 and 2020.

Discussion of Balance Sheet and Cash Flow Items

Cash comprises 9.2% of total assets. Cash flow from operations was $18.1 million for the nine months ended September 30, 2021. Additionally, we have recorded deferred taxes of $8.5 million which is material to the adjustments to total cash flow from operations. The deferred tax asset represents amounts available to reduce income taxes payable on taxable income in future years.  Inventory levels have increased significantly since the end of last year due to higher volumes of raw materials on hand for production, as well as an increase in finished goods.  Overall values are up by approximately $8.5 million, including finished goods in transit from our overseas manufacturers.

During 2020, we engaged in private purchase agreements to purchase shares of outstanding preferred stock in exchange for cash consideration and the issuance of new common stock. In addition to payment in Common Stock, we paid cash consideration equaling $3,786,000, of which $482,670 was paid in 2020 with the remainder payable over a three-year period which began in February 2021. In February 2021, we paid the first of three installments of $1,101,110.  Amounts payable as the result of our purchase of preferred stock comprises a small portion of the long-term liabilities set forth on our Balance Sheets. Amounts related to reimbursements from the U.S. government in connection with the TIA make up most of the other long-term liabilities of $60.3 million.

Cash used by investing activities was $51.2 million for the nine months ended September 30, 2021 due primarily to the purchase of property, plant and equipment and the purchase of equity securities. The $46.5 million impact to cash from the purchase of fixed assets primarily reflects down payments on orders for certain assets as discussed in Note 15 to the financial statements. Of the $46.5 million, $3.8 million was spent on assembly equipment outside the TIA reimbursement provisions. Additionally, predominantly in the first quarter of 2021, we increased our invested cash position by approximately $4.7 million.

Cash provided by financing activities was $31.9 million for the nine months ended September 30, 2021. This was primarily due to proceeds from the government under the TIA for down payments on our orders for fixed assets but was offset by payments under the preferred stock repurchase agreements from 2020. While a total of $5.0 million was declared as dividends to current and former shareholders, only $3.4 million was paid during the third quarter of 2021. The remainder will be paid upon our successfully contacting certain former shareholders. As of the end of the third quarter of 2021, we had spent approximately $2.8 million for the repurchase of Common Stock, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

Historical Sources of Liquidity

We have historically funded operations primarily from the proceeds from revenues, private placements, litigation settlements, and loans.

Internal Sources of Liquidity

Margins

The mix of domestic and international sales affects the average sales price of our products. Generally, the higher the ratio of domestic sales to international sales, the higher the average sales price will be. Some international sales of our products are shipped directly from China to the customer. The number of units produced by us versus manufactured in China can have a significant effect on the carrying costs of Inventory as well as Cost of sales. Generally, an overall increase in units sold can positively affect our margins. The cost of raw materials used in manufacturing and transportation costs can also significantly affect our margins. We will continue to evaluate the appropriate mix of products manufactured domestically and those manufactured in China to achieve economic benefits as well as to maintain our domestic manufacturing capability.

Cash Requirements

We have sufficient cash reserves, received the proceeds from a PPP Loan, and have begun to realize income from operations. We also have access to our investments which may be liquidated in the event that we need to access the funds for operations.

Contracts with the U.S. Government

As discussed above, we were awarded a material delivery order by the Department of Health and Human Services of the United States in the total amount of approximately $83.8 million, plus certain expedited freight expenses.  In February 2021, we received another contract from the Department of Health and Human Services for additional safety syringes representing expected revenues and reimbursable freight costs of $54.2 million for a five-month period ending July 14, 2021 and approximately $92.8 million for seven monthly option periods. To date, we have received a commitment to exercise the first four option periods which extend through the end of December 2021.

As discussed above, we entered into a TIA with the U.S. government for a total value of approximately $81.0 million in government funding for expanding our domestic production of needles and syringes.  As of November 5, 2021, we have received approximately $54.8 million for down payments on the purchase of certain fixed assets.  As of November 5, 2021, we have contributed approximately $5.9 million towards the completion of the new 55,000 square foot warehouse as a portion of the cost sharing agreement. The Company will continue to fund the expansion efforts primarily through providing the necessary workforce to implement the addition of new assets, as well as provide the ongoing necessary support.

External Sources of Liquidity

We received a PPP Loan in the principal amount of $1.4 million.  On May 13, 2021, we were informed that the entire original principal amount of $1.4 million would be forgiven.

We consider our investment portfolio a source of liquidity as well. As of September 30, 2021, $13.6 million was invested in third party securities.

Capital Resources

Since the execution of the TIA on July 1, 2020, we have begun construction for significant expansion to our facilities.  As of September 30, 2021, we had substantially completed initial construction of expanded facilities consisting of approximately 27,800 square feet of additional controlled environment within existing properties and 55,000 square feet of new warehouse space.  In August 2021, construction began on an additional 12,500 square feet of controlled environment space. As of November 5, 2021, we have negotiated contracts for the purchase of automated assembly equipment, molds, and molding equipment, as well as portions of auxiliary equipment, under the original TIA and the modification for approximately $61.4 million.  To fund the purchase of the automated assembly equipment, auxiliary equipment, and construction of the controlled environment, we are reimbursed by the U.S. government according to the terms in the TIA.  The TIA also allows us to request an advance of funds for larger purchases when necessary.  The expenditures which are not reimbursable from the U.S. government under the TIA are funded with cash from operations.  The capital assets funded by us under the TIA include the construction of the new warehouse as well as certain accessory equipment.

Additionally, we have engaged a construction company and architect to explore the possibility of expanding our existing administrative offices. We currently expect that the cost of expansion will be approximately $5.0 million and will be completed in the first half of 2022.  To date, we have spent approximately $212 thousand.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the third quarter of 2021 or subsequent to September 30, 2021 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Please refer to Note 8 to the financial statements for a complete description of all legal proceedings.

Item 1A.    Risk Factors.

There were no material changes in our Risk Factors as set forth in our most recent annual report which is available on EDGAR.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 18, 2021 through June 30, 2021	13,500	$11.44	13,500	$9,845,576
July 1, 2021 through July 31, 2021	70,577	$11.08	70,577	$9,063,332
August 1, 2021 through August 31, 2021	78,947	$11.99	78,947	$8,116,667
September 1, 2021 through September 30, 2021	81,797	$11.69	81,797	$7,160,674
Total	231,321	$11.61	231,321

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

For the nine months ended September 30, 2021, the amount of dividends in arrears payable to Series III preferred shareholders was $20,061.

Item 6.    Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (iv) Condensed Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020; and (v) Notes to Condensed Financial Statements

104	Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 15, 2021	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ John W. Fort III
JOHN W. FORT III VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER