Form 10-Q
period 2022-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2022-05-16
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,935,959 shares of Common Stock outstanding, excluding treasury shares on May 2, 2022.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2022

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$43,110,346	$29,162,913
Accounts receivable, net	19,527,398	34,859,505
Receivable from Technology Investment Agreement (TIA)	5,542,048	5,924,136
Investments in debt and equity securities, at fair value	18,703,523	13,268,986
Inventories	18,857,009	20,589,919
Other current assets	759,597	701,969
Total current assets	106,499,921	104,507,428

Property, plant, and equipment, net	92,197,851	87,925,651
Deferred tax asset	8,794,315	13,865,834
Other assets	5,674	5,675
Total assets	$207,497,761	$206,304,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,291,544	$20,404,573
Current portion of long-term debt	292,743	289,114
Accrued compensation	855,743	1,056,656
Dividends payable	1,417,937	1,438,371
Accrued royalties to shareholder	2,568,191	3,450,684
Other accrued liabilities	4,330,151	3,725,527
Income taxes payable	5,674,204	4,959,878
Total current liabilities	28,430,513	35,324,803

Other long-term liabilities	72,005,475	69,996,330
Long-term debt, net of current maturities	1,739,314	1,814,194
Total liabilities	102,175,302	107,135,327

Commitments and contingencies – see Note 8

Stockholders’ equity:
Preferred stock, $1 par value:
Class B; authorized: 5,000,000 shares
Series II, Class B	156,200	156,200
Series III, Class B	76,245	76,245
Common Stock, no par value	—	—
Additional paid-in capital	64,167,466	63,024,888
Retained earnings	48,740,773	41,182,429
Common stock in treasury – at cost	(7,818,225)	(5,270,501)
Total stockholders’ equity	105,322,459	99,169,261
Total liabilities and stockholders’ equity	$207,497,761	$206,304,588

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months
	March 31, 2022	March 31, 2021
Sales, net	$44,742,350	$50,073,725
Cost of sales:
Cost of manufactured product	26,606,238	19,157,341
Royalty expense to shareholder	2,568,191	2,921,597
Total cost of sales	29,174,429	22,078,938
Gross profit	15,567,921	27,994,787

Operating expenses:
Sales and marketing	1,017,884	931,231
Research and development	95,538	149,283
General and administrative	4,728,481	3,493,236
Total operating expenses	5,841,903	4,573,750
Income from operations	9,726,018	23,421,037

Other income - TIA	355,089	—
Unrealized gain on equity securities	3,331,109	1,103,972
Interest and other income	34,912	90,807
Interest expense	(47,105)	(65,095)
Income before income taxes	13,400,023	24,550,721
Provision for income taxes	5,783,568	6,594,837
Net income	7,616,455	17,955,884
Preferred Stock dividend requirements	(58,111)	(64,938)
Net income applicable to common shareholders	$7,558,344	$17,890,946

Basic earnings per share	$0.23	$0.53

Diluted earnings per share	$0.23	$0.52

Weighted average common shares outstanding:
Basic	33,265,453	33,967,771
Diluted	33,594,142	34,378,683

See accompanying notes to condensed unaudited financial statements

`RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities
Net income	$7,616,455	$17,955,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	696,846	210,683
Net unrealized gain on investments	(3,331,109)	(1,103,972)
Realized loss on investments	38,378	—
Accreted interest	21,097	32,277
Deferred taxes	5,071,519	(1,738,795)
Provision for doubtful accounts	—	150,000
Share-based compensation	1,132,078	—
(Increase) decrease in operating assets:
Accounts receivable	15,332,107	(7,904,815)
Inventories	1,732,909	1,288,595
Other current assets	(57,627)	(129,173)
Other assets	—	12,844
Increase (decrease) in operating liabilities:
Accounts payable	(7,113,028)	(1,952,858)
Accrued liabilities	(439,435)	1,433,224
Income taxes payable	714,326	8,333,638
Net cash provided by operating activities	21,414,516	16,587,532

Cash flows from investing activities
Purchase of property, plant, and equipment	(4,969,045)	(12,611,028)
Purchase of debt and equity securities	(4,066,575)	(4,578,082)
Proceeds from the sales of debt and equity securities	1,924,769	—
Net cash used by investing activities	(7,110,851)	(17,189,110)

Cash flows from financing activities
Repayments of long-term debt	(71,252)	(68,128)
Proceeds from Technology Investment Agreement (TIA)	3,431,899	15,235,812
Proceeds from the exercise of stock options	10,500	43,350
Payment of preferred stock redemption price payable	—	(101,250)
Payment of preferred stock repurchase payable	(1,101,110)	(1,101,110)
Payment of preferred stock dividends	(78,545)	(49,091)
Repurchase of common stock	(2,547,724)	—
Net cash provided (used) by financing activities	(356,232)	13,959,583

Net increase in cash and cash equivalents	13,947,433	13,358,005
Cash and cash equivalents at:
Beginning of period	29,162,913	17,566,682
End of period	$43,110,346	$30,924,687

Supplemental schedule of cash flow information:
Interest paid	$26,009	$32,818

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$1,417,937	$39,050
Conversion of preferred stock to common stock	$—	$5,000
Amounts receivable under Technology Investment Agreement (TIA)	$5,542,048	$5,477,603
Preferred stock repurchase payable	$1,058,935	$1,098,282

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

The following shows the changes in stockholders’ equity for the three-month period ended March 31, 2022:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2021	$—	$156,200	$76,245	$63,024,888	$41,182,429	$(5,270,501)	$99,169,261
Stock Option Exercises	—	—	—	10,500	—	—	10,500
Dividends	—	—	—	—	(58,111)	—	(58,111)
Stock Option Compensation	—	—	—	1,132,078	—	—	1,132,078
Repurchase of Common Stock – at cost	—	—	—	—	—	(2,547,724)	(2,547,724)
Net Income	—	—	—	—	7,616,455	—	7,616,455
Balance at March 31, 2022	$—	$156,200	$76,245	$64,167,466	$48,740,773	$(7,818,225)	$105,322,459

The following shows the changes in stockholders’ equity for the three-month period ended March 31, 2021:

		Series II	Series III
		Class B	Class B	Additional
	Common	Preferred	Preferred	Paid-In	Retained
	Stock	Stock	Stock	Capital	Earnings	Total
Balance at December 31, 2020	$—	$156,200	$106,745	$59,285,401	$(9,668,221)	$49,880,125
Conversion of Preferred Stock into Common Stock	—	—	(5,000)	5,000	—	—
Stock Option Exercises	—	—	—	43,350	—	43,350
Dividends	—	—	—	(39,050)	—	(39,050)
Net Income	—	—	—	—	17,955,884	17,955,884
Balance at March 31, 2021	$—	$156,200	$101,745	$59,294,701	$8,287,663	$67,840,309

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

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of Management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.  The unaudited condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements incorporated into its Form 10-K filed on March 31, 2022 for the year ended December 31, 2021.

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

Accounts receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers. The Company’s allowance for doubtful accounts is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. This provision is reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. The Allowance for bad debt was $352,217 as of both March 31, 2022 and December 31, 2021.

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

Concentration risks

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, certificates of deposit, exchange-traded and closed-end funds, mutual funds, equity securities, and accounts receivable. Cash balances, some of which exceed federally insured limits, are maintained in financial institutions; however, Management believes the institutions are of high credit quality. The Company assesses market risk in debt and equity securities through consultation with its outside investment advisors. Management is responsible for directing investment activity based on current economic conditions. The majority of accounts receivable are due from companies which are well-established entities. In the first quarter of 2022, a material portion of the Company’s sales were to the U.S. government, which Management does not consider a credit risk. Management considers any exposure from concentrations of credit risks to be limited.

The following table reflects significant customers for the three-month periods of 2022 and 2021:

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
Number of significant customers	3		1
Aggregate dollar amount of net sales to significant customers	$33.8	million	$37.8	million
Percentage of net sales to significant customers	75.6%		75.5%

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China.  The Company obtained roughly 93.7% and 90.3% of its products in the first three months of 2022 and 2021, respectively, from its Chinese manufacturers. In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company would need to find an alternate manufacturer for its blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes, and would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

Revenue recognition

The Company recognizes revenue when control of performance obligations passes to the customer, generally when the product ships.  Payments from customers with approved credit terms are typically due 30 days from the invoice date. Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances. Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  When rebates are issued, they are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Condensed Balance Sheets and deducted from Revenues in the Condensed Statements of Operations.  Accounts payable included estimated contractual allowances for $6.2 million as of both March 31, 2022 and December 31, 2021. The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors. Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company. End-users do not receive any contractual allowances on their purchases. Any product shipped or distributed for evaluation purposes is expensed.

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

The Company’s domestic return policy provides that a customer may return incorrect shipments within 10 days following arrival at the distributor’s facility.  In all such cases, the distributor must obtain an authorization code from the Company and affix the code to the returned product.  The Company’s domestic return policy also generally provides that a customer may return product that is overstocked.  Overstocking returns are limited to two times in each 12-month period up to 1% of distributor’s total purchase of products for the prior 12-month period.  All product overstocks and returns are subject to inspection and acceptance by the Company.  The Company has historically not incurred significant returns.

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

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the three months ended March 31, 2022:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$8,395,303	$1,077,695	$729,970	$9,874	$10,212,842
Sales to U.S. government	15,731,136	—	—	—	15,731,136
North and South America sales (excluding U.S.)	11,074,246	—	2,608	274	11,077,128
Other international sales	7,505,438	211,368	2,888	1,550	7,721,244
Total	$42,706,123	$1,289,063	$735,466	$11,698	$44,742,350

	For the three months ended March 31, 2021:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$8,759,314	574,008	1,612,333	15,536	$10,961,191
Sales to U.S. government	37,782,360	—	—	—	37,782,360
North and South America sales (excluding U.S.)	825,820	—	11,968	109,440	947,228
Other international sales	199,316	37,350	144780	1,500	382,946
Total	$47,566,810	$611,358	$1,769,081	$126,476	$50,073,725

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

The calculation of diluted EPS under the treasury stock method included the following shares in the three-month periods ending March 31, 2022 and 2021:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Common Stock underlying issued and outstanding stock options	96,244	152,967
Common stock issuable upon the conversion of convertible preferred shares	232,445	257,945
	328,689	410,912

The potential dilution, if any, is shown on the following schedule:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Net income	$7,616,455	$17,955,884
Preferred stock dividend requirements	(58,111)	(64,938)
Income applicable to common shareholders	$7,558,344	$17,890,946
Average common shares outstanding	33,265,453	33,967,771
Average common and common equivalent shares outstanding — assuming dilution	33,594,142	34,378,683
Basic earnings per share	$0.23	$0.53
Diluted earnings per share	$0.23	$0.52

Shipping and handling costs

The Company classifies shipping and handling costs as part of Cost of sales in the Condensed Statements of Operations.

Share-based Compensation

The Company’s share-based payments are accounted for using the Black-Scholes fair value method.  The Company records share-based compensation expense on a straight-line basis over the requisite service period.  The Company incurred share-based compensation costs of $1.1 million which were classified as General and administrative expenses.

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

Technology Investment Agreement (TIA)

Effective July 1, 2020, the Company entered into a Technology Investment Agreement (“TIA”) with the United States Government Department of Defense, U.S. Army Contracting Command-Aberdeen Proving Ground, Natick Contracting Division & Edgewood Contracting Division (ACC-APG, NCD & ECD) on behalf of the Biomedical Advanced Research and Development Authority (BARDA), as amended, for $81,029,518 in government funding for expanding the Company’s domestic production of needles and syringes. Pursuant to the terms of the TIA, the Company has made significant additions to its facilities which should allow the Company to increase domestic production. As reimbursements are received from the U.S. government for such expenditures, the Company records a deferred liability. The deferred liability will be systematically amortized as a gain over the life of the related property, plant, and equipment as to offset the related depreciation expense of the assets acquired. The amortization will be presented separately from the depreciation expense on the Condensed Statements of Operations.

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

The Company adopted ASU 2021-10, “Government Assistance (Topic 832):  Disclosures by Business Entities about Government Assistance”.  The new standard is intended to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements.  ASU 2021-10 also adds a new Topic – ASC 832, Government Assistance – to the FASB’s Codification.  Included in the disclosures under the guidance are the nature of the transaction including the nature of the assistance being given, the accounting policies being used to account for the transaction and other provisions of relevance.  The guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted.  The Company has determined that the guidance will not have a material impact on its financial statements as such disclosures surrounding the TIA, including the accounting policies used to account for the agreement have been in place since its inception

Recently Issued Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, to ease the potential burden in accounting for reference rate reform.  The new guidance provides optional expedients for contracts that reference LIBOR, if certain criteria are met, that can be applied through December 31, 2022.  The Company has determined that the adoption of ASU No. 2020-04 would not have a material impact on its financial statements.

3.    INVENTORIES

Inventories consist of the following:

	March 31, 2022	December 31, 2021
Raw materials	$4,114,611	$4,402,828
Finished goods	14,742,398	16,187,091
	$18,857,009	$20,589,919

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements.  ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

●	Level 1 – quoted market prices in active markets for identical assets and liabilities

●	Level 2 – inputs other than quoted prices that are directly or indirectly observable

●	Level 3 – unobservable inputs where there is little or no market activity

The following tables summarize the values of assets designated as Investments in debt and equity securities:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Equity securities	$16,665,257	$—	$—	$16,665,257
Mutual funds and exchange traded funds	2,038,266	—	—	2,038,266
	$18,703,523	$—	$—	$18,703,523

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Equity securities	$9,112,607	$—	$—	$9,112,607
Mutual funds and exchange traded funds	4,156,379	—	—	4,156,379
	$13,268,986	$—	$—	$13,268,986

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

	March 31, 2022
		Gross Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$10,765,378	$5,899,879	$—	$16,665,257
Mutual funds and exchange traded funds	2,094,182	—	(55,916)	2,038,266
	$12,859,560	$5,899,879	$(55,916)	$18,703,523

	December 31, 2021
		Gross Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$6,729,245	$2,383,362	$—	$9,112,607
Mutual funds and exchange traded funds	4,018,488	137,891	—	4,156,379
	$10,747,733	$2,521,253	$—	$13,268,986

Unrealized gains on investments in debt and equity securities were $3,331,109 and $1,103,972 for the three months ended March 31, 2022 and 2021, respectively.

5.    INCOME TAXES

The Company’s effective tax rate on the net income before income taxes was 43.2% and 26.9% for the three months ended March 31, 2022 and 2021, respectively.

A reconciliation of the federal statutory corporate tax rate to the Company’s effective tax rate is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
U.S. statutory federal tax rate	21.0%	21.0%
State tax, net of federal tax	3.2%	5.9%
Stock options	5.2%	—%
Out of period adjustment	4.0%	—%
Rate Change	8.1%	—%
Other	1.7%	—%
Effective tax rate	43.2%	26.9%

The Company uses the recognition and measurement provisions of the FASB ASC Topic 740, Income Taxes (“Topic 740”), to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, the Company reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance at March 31, 2022 and 2021.

The effective tax rate for the three months ended March 31, 2022 and 2021 was different from the federal statutory rate due primarily to stock-based compensation, an out of period adjustment due to compensation limits under IRC Section 162(m), and a change in the estimate of the apportionment of earnings across various state jurisdictions.

6.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2022	December 31, 2021
Prepayments from customers	$2,470,949	$2,339,530
Accrued property taxes	292,741	—
Accrued professional fees	290,828	185,515
Current portion – preferred stock repurchase	1,058,935	1,098,282
Other accrued expenses	216,698	102,200
Total	$4,330,151	$3,725,527

7.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	March 31, 2022	December 31, 2021
Technology Investment Agreement (TIA)	$72,005,475	$68,955,664
Stock repurchase	—	1,040,666
Total	$72,005,475	$69,996,330

The TIA provides for reimbursement to the Company for the purchase of equipment and supplies related to the expansion of the Company’s domestic production of needles and syringes.  Under the TIA, reimbursable amounts will be reflected as a liability until the time its deferred income can be systematically amortized over a period matching the useful life of the purchased assets.

At December 31, 2021, the stock repurchase liability of amounts payable by the Company to former preferred shareholders as a result of private stock purchases in 2020 (See Note 12) was classified as a long-term liability.  As of March 31, 2022, the final installment of $1,101,110 due in February 2023 is instead classified as Other accrued liabilities on the Condensed Balance Sheets.

8.    COMMITMENTS AND CONTINGENCIES

On November 7, 2019, the Company filed a lawsuit in the 44th District Court of Dallas County, Texas (No. DC-19-17946) against Locke Lord, LLP and Roy Hardin in connection with their legal representation of the Company in its previous litigation against Becton, Dickinson and Company ("BD"). The Company alleges that the defendants breached their fiduciary duties, committed malpractice, and were negligent in their representation of the Company. The Company seeks actual and exemplary damages, disgorgement, costs, and interest. On October 6, 2020, the Court dismissed Locke Lord, LLP and Mr. Hardin’s motion to dismiss.  Such order was affirmed on April 20, 2021 by the Court of Appeals, Fifth District of Texas at Dallas. On April 7, 2022, the Company amended its petition. On March 23, 2022 and again on May 4, 2022, Locke Lord, LLP and Mr. Hardin filed a motion for partial summary judgment regarding the Company’s cause of action for breach of fiduciary duty. A hearing on the partial summary judgment motion is set for June 3, 2022.  A jury trial date of January 30, 2023 has been set for this case.

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

Revenues by geography are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
U.S. sales (excluding U.S. government)	$10,212,842	$10,961,191
Sales to U.S. government	15,731,136	37,782,360
North and South America sales (excluding U.S.)	11,077,128	947,228
Other international sales	7,721,244	382,946
Total sales	$44,742,350	$50,073,725

Long-lived assets by geography are as follows:

	March 31, 2022	December 31, 2021
Long-lived assets
U.S.	$87,678,525	$83,695,991
International	4,519,326	4,229,660
Total	$92,197,851	$87,925,651

10.  DIVIDENDS

In January 2021, a cash dividend payment of $10,041 was made to Series I preferred shareholders. The Company caused a redemption of its Series I preferred stock on December 31, 2020 pursuant to the terms of the Certificate of Designation for such series.

A cash dividend of $39,050 was paid in January 2021, April 2021, October 2021, January 2022, and April 2022 to Series II preferred shareholders.  Series III preferred shareholders were paid $39,495 in January 2022 and $19,061 in April 2022.

In June 2021, the Board of Directors approved payments to its Series II, Series III, and former Series IV and Series V Class B Preferred Shareholders in the cumulative amount of $5,056,945 representing all current dividends, dividends in arrears, as well as dividends still owed to shareholders who converted their preferred stock in the past.  The dividends were paid on July 22, 2021 to all shareholders who had been contacted and confirmed as the rightful owner entitled to payment. The Company has not yet established contact with all former shareholders, most of whom converted their shares prior to 2001. As of May 6, 2022, the Company is continuing its efforts to establish contact with approximately 90 former shareholders who are entitled to approximately $1.4 million.  This, along with the current declared dividends, are reflected in Dividends payable on the Condensed Balance Sheets.

11.  TREASURY STOCK

In June 2021, the Company approved a stock repurchase plan as described by Note 16.  The Company accounts for the purchased shares under the cost method as Common Stock Held in Treasury – at cost, which represents the cost of the shares and the cost of acquiring the shares through the Company’s broker.

12.  EXCHANGE OF COMMON STOCK FOR PREFERRED STOCK

In 2020, the Company entered into several agreements with shareholders to purchase its outstanding Class B Convertible Preferred Stock.  The consideration for these purchases consisted of both cash and Common Stock.  In addition, in each such transaction, the preferred shareholder counterparty waived all rights to unpaid dividends in arrears.  The aggregate cash consideration equaled $3,786,000, of which $482,670 was paid in 2020. The balance is payable over a three-year period which began in February 2021.  In February 2022 and 2021, the Company paid the first two of three equal installments of $1,101,110.

13.  STOCK OPTIONS

Stock options were exercised by one director during the three months ended March 31, 2022, and, consequently, a total of 10,000 shares of Common Stock were issued for an aggregate payment to the Company of $10,500 to exercise such options.

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

As of March 31, 2022, the Company had negotiated contracts for the purchase of automated assembly equipment, molds, and molding equipment, as well as portions of auxiliary equipment, for approximately $46.4 million.  The Company has received a temporary certificate of occupancy for the approximately 27,800 square foot controlled environment and a certificate of occupancy for the approximately 55,000 square foot new warehouse space.  The final cost of the controlled environment within existing properties is $6.7 million.  The new warehouse space final cost is $5.9 million.  The cost of the controlled environment was funded by the U.S. government under the TIA, while the cost of the new warehouse was funded by the Company.  A May 2021 amendment to the TIA required further expansion, including an additional controlled environment space, and new assembly lines.  As of March 31, 2022, the Company has issued purchase orders for approximately $17.5 million for the purchase of additional production and ancillary equipment in connection with the foregoing amendment. The estimated cost for the additional controlled environment space is $6.1 million, funded by the U.S. government.

16.    STOCK REPURCHASE PLAN

The Company entered into a repurchase plan (the “Plan”) dated June 4, 2021 with an independent broker for the purchase of up to $10 million of the Company’s Common Stock.  Under the Plan, open market purchases of the Company’s Common Stock commenced June 18, 2021 and 499,807 shares were purchased in the quarterly period ended March 31, 2022 for an aggregate purchase price of $2.5 million. These treasury share purchases are accounted for under the cost method and are included as a component of treasury stock in the Company’s balance sheets.  The Plan was terminated on April 14, 2022.  A total of 1,087,145 shares were purchased under the Plan for a total of $8.1 million.

17.    SUBSEQUENT EVENTS

As discussed above in Note 16, the Company’s repurchase plan for open market purchases of Common Stock was terminated on April 14, 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others: the impact of COVID-19 on all facets of logistics and operations as well as costs; our ability to scale up production volumes in response to an increase in demand; potential tariffs; our ability to maintain liquidity; our maintenance of patent protection; our ability to maintain favorable third party manufacturing and supplier arrangements and relationships; foreign trade risk; our ability to access the market; production costs; the impact of larger market players, specifically Becton, Dickinson and Company, in providing devices to the safety market; and any other factors referenced in Item 1A. Risk Factors in Part II. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997. VanishPoint® syringes comprised 95.4% of our sales in the first three months of 2022. EasyPoint® products accounted for 1.6% of sales in the first three months of 2022. We also manufacture and market an IV safety catheter and blood collection products, including the blood collection tube holder and VanishPoint® Blood Collection Set which were 2.9% of our total product sales for the first three months of 2022.

Our products have been and continue to be distributed nationally and internationally through numerous distributors.  Some of our popular syringe products provide low dead-space.  Low dead-space syringes reduce residual medication remaining in the syringe after the dose has been administered.  In some instances, the low dead-space allows for additional doses of medication to be obtained from the vials.  We plan to highlight the advantages of our low dead-space products, including the potential to reduce the costs associated with wasted medication, as part of our overall marketing message.

On May 1, 2020, we were awarded a delivery order under an existing contract by the Department of Health and Human Services of the United States to supply automated retraction safety syringes for COVID-19 vaccination efforts, which order was in the amount of $83.8 million plus $10 million in expedited freight costs.  The period of performance for this order ended in March 2022.

The Department of Health and Human Services awarded us another contract on February 12, 2021 to supply low dead-space safety syringes for COVID-19 vaccination efforts. The base price for the contract and purchase order was $54.2 million for the five-month base period of performance (February 15, 2021 to July 14, 2021).  We received non-binding notice that the contract would be extended for seven additional months beyond the base period of performance with a total contract price during such period of approximately $92.8 million plus an additional $6 million in air freight costs. However, to date, we have received a commitment to exercise only the first four option periods which extended through the end of December 2021. For each period, the freight reimbursement cost is included in total overall contract value and is estimated at approximately 25% of the overall price.

Our sales under both of the foregoing orders from the U.S. government were $15.7 million during the first three months of 2022, representing 35.2% of our total sales for such period. Both of the above-mentioned orders as well as the TIA (as defined below) from the U.S. government are material events particular to the COVID-19 pandemic and may not be indicative of future operations. While we continue to work with the Department of Health and Human Services, additional orders are uncertain. In the absence of new U.S. government orders and/or an increase in our domestic orders, we would expect our revenues to decline.  The addition of manufacturing equipment and facilities will greatly increase our production capacity. However, in the absence of significant demand, such capacity may be underutilized.

Effective July 1, 2020, we entered into a Technology Investment Agreement (“TIA”) with the United States Government Department of Defense, U.S. Army Contracting Command-Aberdeen Proving Ground, Natick Contracting Division & Edgewood Contracting Division (ACC-APG, NCD & ECD) on behalf of the Biomedical Advanced Research and Development Authority (BARDA) for $53.7 million in government funding for expanding our domestic production of needles and syringes to meet ongoing and future U.S. COVID-19 medical countermeasures demands.  Effective May 12, 2021, we entered into an amendment to the TIA providing an additional $27.4 million in funding to add 12,500 square feet of controlled environment and two additional assembly lines to increase our existing domestic manufacturing capabilities. The amended completion date is August 29, 2022.  As of May 6, 2022, we have negotiated contracts for the purchase of automated assembly equipment, molds, and molding equipment, as well as portions of auxiliary equipment, for approximately $64.2 million.  We have also received a temporary certificate of occupancy for the $6.7 million 27,800 square foot controlled environment which was funded by the U.S. government under the original agreement.  In addition, we have substantially completed the additional controlled environment space required under the May 12, 2021 amendment.  Finally, we have received the certificate of occupancy for the new $5.9 million 55,000 square foot warehouse which is our financial responsibility.

As a result of the COVID-19 pandemic, we have faced and continue to deal with the logistical challenges of sourcing raw materials and finished goods, particularly finished goods from China.  We utilize multiple transportation providers to ensure we can meet our delivery schedules, but we are subject to the global supply chain and its complexities. To date, the freight challenges have neither caused a loss of customers nor a cessation of production.   However, freight costs have materially increased.  The increase in freight costs has significantly impacted our cost of manufactured product, and we expect this trend to continue as long as the global supply chain challenges persist. These cost increases are not unique to our business, but the fact that a substantial percent of our prior period sales were related to orders from the U.S. government with reimbursed freight costs will affect comparability of 2022 costs and margins to prior periods.  In addition to increased costs associated with the global supply chain, we have had challenges sourcing transportation.  There is also possible risk from the political environment in Europe and Asia.  We believe that with our current levels of products on-hand and our ability to produce domestically, we are positioned to continue to operate and meet the needs of our customers currently.  Other factors that could affect our unit costs include increases in tariffs, costs by third party manufacturers, and changing production volumes.  Increases in costs may not be recoverable through price increases of our products.

Other factors which could have a material impact on our business include COVID-19 booster shot recommendations, flu shot campaigns, and inefficient domestic distribution networks.  An increase in the frequency or necessity to administer additional COVID-19 boosters or flu shots is still uncertain and may not lead to an increase in our product sales.

We have entered into an agreement to expand our existing administrative offices by 14,000 square feet. We currently expect that the cost of expansion will be approximately $5.6 million. The expected substantial completion date for the new office space is October 2022. To date, we have spent approximately $2.0 million.

As detailed in Note 4 to the financial statements, we held $18.7 million in debt and equity securities as of March 31, 2022, which represented 17.5% of our current assets. Such amount includes unrealized gains on investments, as well as an additional $2.0 million cash investment during the first quarter of 2022.  We continually monitor our invested balances.

In response to, among other factors, the global COVID-19 pandemic, our delivery orders from the U.S. government, and the TIA, employee headcount and related salary and benefits costs have increased significantly. As of March 31, 2022, the Company employed approximately 269 full-time, part-time, and temporary employees. This represents approximately a 29.3% increase in our workforce since March 2021 and compensation costs increased 25.6%.

As a result of our completion of the original U.S. government delivery orders and the progression of the TIA, we continue to monitor our current level of operating expenses, including the overall impact of our staffing structure.

Effective June 4, 2021, we entered into a repurchase plan (the “Plan”) for the purchase of up to $10 million of our Common Stock.  Under the Plan, open market purchases of our Common Stock commenced June 18, 2021 and 1,087,145 shares were purchased through the Plan’s termination on April 14, 2022 for an aggregate purchase price of approximately $8.1 million. We terminated the plan because our stock price appears not to be correlated with our economic performance at this time.

Historically, unit sales have increased during the flu season. Seasonal trends in 2020 and 2021 were less pronounced due to demand related to the COVID-19 vaccine.  With the completion of our delivery orders from the U.S. government, flu season orders may have a more pronounced effect on 2022 revenues.

Product purchases from our Chinese manufacturers have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost. In the first three months of 2022, our Chinese manufacturers produced approximately 93.7% of our products. In the event that we become unable to purchase products from our Chinese manufacturers, we would need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

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

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements. All period references are to periods ended March 31, 2022 or 2021, as applicable. Dollar amounts have been rounded for ease of reading.

Comparison of Three Months Ended March 31, 2022 and March 31, 2021

Domestic sales, including sales to the U.S. government, accounted for 58.0% and 97.3% of the revenues for the three months ended March 31, 2022 and 2021, respectively.  Domestic revenues decreased 46.8% principally due to lower sales to the U.S. government.  Domestic unit sales decreased 48.9%.  Domestic unit sales were 45.1% of total unit sales for the three months ended March 31, 2022.  Domestic unit sales excluding the U.S. government decreased approximately 16.4%.  International revenues increased approximately 1,313.2% predominately due to purchases from a non-governmental humanitarian organization for international vaccination campaigns.  Overall unit sales increased 8.5%. While international unit sales and revenues increased dramatically, there is uncertainty as to the timing of future international orders. In addition, the revenues on a per-unit basis in the international market are significantly lower than in the U.S. market.  As a result, material increases in international orders and unit sales have the potential to lower our overall revenues on a per-unit basis, as well as our profit margins.

Cost of manufactured product increased 38.9% principally due to increases in transportation costs, a higher-cost product mix, and an increase in units sold.  Royalty expense decreased 12.1% due to decreased gross sales.

Operating expenses increased 27.7% from the prior year.  This is substantially due to increased headcount and other employee-related expenses, as well as consulting expenses. Each of these is attributable to the larger volume of orders and the expansion activities required by the TIA.  Included in the increased employee expenses were $1.1 million of share-based compensation expense and $686 thousand from general salary increases and larger headcount. Sales and marketing expenses increased due to increased access to travel for our sales staff.

Income from operations was $9.7 million compared to income from operations of $23.4 million for the same period last year.  The decrease was due to an overall decrease in revenues and higher costs as well as fewer orders associated with freight reimbursement.

Unrealized gain on equity securities increased by 201.7% due to the increased market values of those securities. However, a realized loss on the sale of investments led to a 61.6% decrease in interest and other income.  Interest expense for the first quarter of 2022 decreased by approximately 27.6% from the same period in the prior year due to less imputed interest associated with the stock exchanges discussed in Note 12 of the financial statements.

The provision for income taxes decreased to $5.8 million for the first quarter of 2022 from $6.6 million in the first quarter of 2021.  For a detailed description of the determination and components of calculating the provision, please refer to Note 5 of the financial statements.

Discussion of Balance Sheet and Cash Flow Items

Cash comprises 20.8% of total assets. Cash flow from operations was $21.4 million for the three months ended March 31, 2022 principally due to a $15.3 million reduction of Accounts receivable. Additionally, we have recorded deferred taxes of $5.1 million which is material to the adjustments to total cash flow from operations. The deferred tax asset represents amounts available to reduce income taxes payable on taxable income in future years.

Cash used by investing activities was $7.1 million for the three months ended March 31, 2022 due primarily to the purchase of property, plant and equipment, building improvements, and the purchase of equity securities. The $5.0 million impact to cash from the purchase of fixed assets primarily reflects down payments on orders for certain assets as discussed in Note 15 to the financial statements. Of the $5.0 million, $1.0 million was spent on additional assembly equipment and a new warehouse outside the TIA reimbursement provisions.

Cash used by financing activities was $356 thousand for the three months ended March 31, 2022. This was primarily due to proceeds from the government under the TIA for down payments on our orders for fixed assets, but was offset by our repurchase of common stock in the amount of $2.5 million.

LIQUIDITY AND CAPITAL RESOURCES

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

Cash Requirements

We believe we will have adequate means to meet our short-term needs to fund operations for at least 12 months. Besides cash reserves and expected income from operations, we also have access to our investments which may be liquidated in the event that we need to access the funds for operations.  Expected short-term uses of cash include payroll and benefits, royalty expense, inventory purchases, contractual obligations, capital expenditures, payment of income taxes, quarterly preferred stock dividends, and other operational priorities. Our long-term plans involving material cash requirements for capital expenditures are detailed in this section below under “Capital Resources” and our liabilities are our bank debt as set forth as out Long-term debt on our Condensed Balance Sheets and other liabilities detailed herein in Note 7 to the financial statements.  We believe we will have adequate means to meet our currently foreseeable long-term liquidity needs.

Contracts with the U.S. Government

As discussed above, we were awarded a material delivery order by the Department of Health and Human Services of the United States in the total amount of approximately $83.8 million, plus certain expedited freight expenses.  In February 2021, we received another material contract from the Department of Health and Human Services for additional safety syringes representing expected revenues and reimbursable freight costs of $54.2 million for a five-month period ending July 14, 2021 and approximately $92.8 million (plus an additional $6 million in air freight costs) for seven monthly option periods. To date, we have received a commitment to exercise only the first four option periods which extended through the end of December 2021.  We have not received additional orders beyond the first four option periods. While we continue to work with the Department of Health and Human Services, significant future orders are uncertain.

As discussed above, we entered into a TIA with the U.S. government for a total value of approximately $81.0 million in government funding for expanding our domestic production of needles and syringes.  As of May 6, 2022, we have received approximately $68.7 million for down payments on the purchase of certain fixed assets.  In 2021, we contributed approximately $5.9 million towards the completion of the new 55,000 square foot warehouse as a portion of the cost sharing agreement. The Company will continue to fund the expansion efforts primarily through providing the necessary workforce to implement the addition of new assets, as well as provide the ongoing necessary support.

External Sources of Liquidity

We received a PPP Loan in the principal amount of $1.4 million.  On May 13, 2021, we were informed that the entire original principal amount of $1.4 million would be forgiven.

We consider our investment portfolio a source of liquidity as well. As of March 31, 2022, $18.7 million was invested in third party securities.

Capital Resources

Since the execution of the TIA on July 1, 2020, we have significantly expanded our facilities.  As of May 6, 2022, we had received a temporary certificate of occupancy for the approximately 27,800 square feet of additional controlled environment within existing properties and a certificate of occupancy for the 55,000 square feet of new warehouse space.  We have substantially completed an additional 12,500 square feet of controlled environment space. As of May 6, 2022, we have negotiated contracts for the purchase of automated assembly equipment, molds, and molding equipment, as well as portions of auxiliary equipment, under the original TIA and the modification for approximately $64.2 million.  To fund the purchase of the automated assembly equipment, auxiliary equipment, and construction of the controlled environment, we are reimbursed by the U.S. government according to the terms in the TIA.  The TIA also allows us to request an advance of funds for larger purchases when necessary.  The expenditures which are not reimbursable from the U.S. government under the TIA are funded with cash from operations.  The capital assets funded by us under the TIA include the construction of the new warehouse as well as certain accessory equipment.

We have entered into an agreement to expand our existing administrative offices by 14,000 square feet. We currently expect that the cost of expansion will be approximately $5.6 million which we will fund from cash from operations. The expected substantial completion date for the new office space is October 2022. To date, we have spent approximately $2.0 million.

As mentioned above in the section “Cash Requirements”, we have cash reserves, investments which could be liquidated in the event of our requirements therefor, as well as the ability to generate cash flow from operations. In the event that our long-term cash requirements exceed our current reserves and our ability to generate cash from operations, management would necessarily undertake to reduce our operational cash requirements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the first quarter of 2022 or subsequent to March 31, 2022 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Please refer to Note 8 to the financial statements for a complete description of all legal proceedings.

Item 1A.    Risk Factors.

There were no material changes in our Risk Factors as set forth in our most recent annual report which is available on EDGAR.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2022	136,734	5.95	136,734	3,923,659
February 1 – February 28, 2022	160,076	4.88	160,076	3,142,728
March 1 – March 31, 2022	202,997	4.64	202,997	2,201,367
Total	499,807	5.07	499,807

(1)These shares were purchased pursuant to our Common Stock repurchase plan structured to comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, announced on June 7, 2021.  On June 4, 2021, the Board of Directors authorized the repurchase of up to $10 million of Common Stock subject to Rule 10b-18 limitations as well as certain market value constraints specified in the plan.  The plan was terminated on April 14, 2022.

Item 6.    Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the quarter ended March 31, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Condensed Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2022 and 2021, (iv) Condensed Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021; and (v) Notes to Condensed Financial Statements

104	Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 16, 2022	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ John W. Fort III
JOHN W. FORT III VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER