Form 10-Q
period 2022-06-30
RETRACTABLE TECHNOLOGIES INC
filed 2022-08-15
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,937,159 shares of Common Stock outstanding, excluding 1,087,845 treasury shares on August 1, 2022.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2022

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$20,443,327	$29,162,913
Accounts receivable, net	7,731,830	34,859,505
Receivable from Technology Investment Agreement (TIA)	3,567,913	5,924,136
Investments in debt and equity securities, at fair value	26,873,166	13,268,986
Inventories	21,193,879	20,589,919
Prepaid estimated taxes	7,361,845	—
Other current assets	768,440	701,969
Total current assets	87,940,400	104,507,428

Property, plant, and equipment, net	96,688,256	87,925,651
Deferred tax asset	9,646,367	13,865,834
Other assets	5,674	5,675
Total assets	$194,280,697	$206,304,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,287,601	$20,404,573
Current portion of long-term debt	296,444	289,114
Accrued compensation	1,011,716	1,056,656
Dividends payable	1,417,937	1,438,371
Accrued royalties to shareholder	906,404	3,450,684
Other accrued liabilities	3,329,366	3,725,527
Income taxes payable	—	4,959,878
Total current liabilities	16,249,468	35,324,803

Other long-term liabilities	73,870,255	69,996,330
Long-term debt, net of current maturities	1,664,018	1,814,194
Total liabilities	91,783,741	107,135,327

Commitments and contingencies – see Note 8

Stockholders’ equity:
Preferred stock, $1 par value:
Class B; authorized: 5,000,000 shares
Series II, Class B	156,200	156,200
Series III, Class B	76,245	76,245
Common Stock, no par value	—	—
Additional paid-in capital	65,312,124	63,024,888
Retained earnings	45,041,065	41,182,429
Common stock in treasury – at cost	(8,088,678)	(5,270,501)
Total stockholders’ equity	102,496,956	99,169,261
Total liabilities and stockholders’ equity	$194,280,697	$206,304,588

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Sales, net	$14,336,569	$42,496,944	$59,078,919	$92,570,669
Cost of sales:
Cost of manufactured product	9,783,565	20,253,357	36,389,803	39,410,698
Royalty expense to shareholder	906,404	2,600,405	3,474,595	5,522,002
Total cost of sales	10,689,969	22,853,762	39,864,398	44,932,700
Gross profit	3,646,600	19,643,182	19,214,521	47,637,969

Operating expenses:
Sales and marketing	1,065,877	1,447,430	2,083,761	2,378,661
Research and development	206,388	399,042	301,926	548,325
General and administrative	4,436,186	5,121,885	9,164,667	8,615,121
Total operating expenses	5,708,451	6,968,357	11,550,354	11,542,107
Income (loss) from operations	(2,061,851)	12,674,825	7,664,167	36,095,862

Gain on forgiveness of PPP loan	—	1,377,652	—	1,377,652
Other income - TIA	737,465	—	1,092,554	—
Unrealized gain (loss) on equity securities	(3,903,523)	85,752	(572,414)	1,189,724
Interest and other income	60,579	52,480	95,491	143,287
Interest expense	(38,368)	(54,687)	(85,473)	(119,782)
Income (loss) before income taxes	(5,205,698)	14,136,022	8,194,325	38,686,743
Provision (benefit) for income taxes	(1,564,101)	3,473,897	4,219,467	10,068,734
Net income (loss)	(3,641,597)	10,662,125	3,974,858	28,618,009
Preferred Stock dividend requirements	(58,111)	(59,170)	(116,222)	(124,108)
Net income (loss) applicable to common shareholders	$(3,699,708)	$10,602,955	$3,858,636	$28,493,901

Basic earnings (loss) per share	$(0.11)	$0.31	$0.12	$0.84

Diluted earnings (loss) per share	$(0.11)	$0.31	$0.12	$0.83

Weighted average common shares outstanding:
Basic	32,945,821	34,000,771	33,105,637	33,984,271
Diluted	33,256,588	34,376,335	33,426,429	34,365,092

See accompanying notes to condensed unaudited financial statements

`RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities
Net income	$3,974,858	$28,618,009
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,777,991	429,709
Net unrealized (gain) loss on investments	572,414	(1,189,724)
Realized loss on investments	38,378	—
Accreted interest	33,799	58,160
Deferred taxes	4,219,467	(6,615,764)
Provision for doubtful accounts	—	146,395
Provision for inventory reserve	98,974	—
Share-based compensation	2,276,736	1,345,915
Gain on forgiveness of PPP loan	—	(1,377,652)
(Increase) decrease in operating assets:
Accounts receivable	27,127,674	(5,209,061)
Inventories	(702,934)	(344,617)
Other current assets	(66,470)	10,731
Prepaid estimated taxes	(7,361,845)	—
Other assets	—	25,806
Increase (decrease) in operating liabilities:
Accounts payable	(11,116,971)	13,993,219
Accrued liabilities	(2,958,736)	1,465,375
Income taxes payable	(4,959,878)	156,263
Net cash provided by operating activities	12,953,457	31,512,764

Cash flows from investing activities
Purchase of property, plant, and equipment	(10,540,595)	(38,151,235)
Purchase of equity securities	(16,139,741)	(4,631,475)
Proceeds from the sales of equity securities	1,924,769	—
Net cash used by investing activities	(24,755,567)	(42,782,710)

Cash flows from financing activities
Repayments of long-term debt	(142,847)	(136,790)
Proceeds from Technology Investment Agreement (TIA)	7,270,814	17,676,051
Proceeds from the exercise of stock options	10,500	48,600
Payment of preferred stock redemption price payable	—	(101,250)
Payment of preferred stock repurchase payable	(1,101,110)	(1,101,110)
Payment of preferred stock dividends	(136,656)	(88,141)
Repurchase of common stock	(2,818,177)	(154,424)
Net cash provided by financing activities	3,082,524	16,142,936

Net increase (decrease) in cash and cash equivalents	(8,719,586)	4,872,990
Cash and cash equivalents at:
Beginning of period	29,162,913	17,566,682
End of period	$20,443,327	$22,439,672

Supplemental schedule of cash flow information:
Interest paid	$51,675	$61,620
Income taxes paid	$12,324,153	$16,122,340

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$1,417,937	$5,056,946
Conversion of preferred stock to common stock	$—	$26,500
Amounts receivable under Technology Investment Agreement (TIA)	$3,567,913	$10,324,812
Preferred stock repurchase payable	$1,071,637	$—

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

The following shows the changes in stockholders’ equity for the three-month period ended June 30, 2022:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at March 31, 2022	$—	$156,200	$76,245	$64,167,466	$48,740,773	$(7,818,225)	$105,322,459
Dividends	—	—	—	—	(58,111)	—	(58,111)
Stock Option Compensation	—	—	—	1,144,658	—	—	1,144,658
Repurchase of Common Stock – at cost	—	—	—	—	—	(270,453)	(270,453)
Net Loss	—	—	—	—	(3,641,597)	—	(3,641,597)
Balance at June 30, 2022	$—	$156,200	$76,245	$65,312,124	$45,041,065	$(8,088,678)	$102,496,956

The following shows the changes in stockholders’ equity for the three-month period ended June 30, 2021:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at March 31, 2021	$—	$156,200	$101,745	$59,333,751	$8,248,613	$—	$67,840,309
Conversion of Preferred Stock into Common Stock	—	—	(21,500)	21,500	—	—	—
Stock Option Exercises	—	—	—	5,250	—	—	5,250
Dividends	—	—	—	—	(5,056,946)	—	(5,056,946)
Stock Option Compensation	—	—	—	1,345,916	—	—	1,345,916
Repurchase of Common Stock - at cost	—	—	—	—	—	(154,424)	(154,424)
Net Income	—	—	—	—	10,662,125	—	10,662,125
Balance at June 30, 2021	$—	$156,200	$80,245	$60,706,417	$13,853,792	$(154,424)	$74,642,230

The following shows the changes in stockholders’ equity for the six-month period ended June 30, 2022:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2021	$—	$156,200	$76,245	$63,024,888	$41,182,429	$(5,270,501)	$99,169,261
Stock Option Exercises	—	—	—	10,500	—	—	10,500
Dividends	—	—	—	—	(116,222)	—	(116,222)
Stock Option Compensation	—	—	—	2,276,736	—	—	2,276,736
Repurchase of Common Stock – at cost	—	—	—	—	—	(2,818,177)	(2,818,177)
Net Income	—	—	—	—	3,974,858	—	3,974,858
Balance at June 30, 2022	$—	$156,200	$76,245	$65,312,124	$45,041,065	$(8,088,678)	$102,496,956

The following shows the changes in stockholders’ equity for the six-month period ended June 30, 2021:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2020	$—	$156,200	$106,745	$59,285,401	$(9,668,221)	$—	$49,880,125
Conversion of Preferred Stock into Common Stock	—	—	(26,500)	26,500	—	—	—
Stock Option Exercises	—	—	—	48,600	—	—	48,600
Dividends	—	—	—	—	(5,095,996)	—	(5,095,996)
Stock Option Compensation	—	—	—	1,345,916	—	—	1,345,916
Repurchase of Common Stock - at cost	—	—	—	—	—	(154,424)	(154,424)
Net Income	—	—	—	—	28,618,009	—	28,618,009
Balance at June 30, 2021	$—	$156,200	$80,245	$60,706,417	$13,853,792	$(154,424)	$74,642,230

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

Accounts receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  The Company’s allowance for doubtful accounts is primarily determined by review of specific trade receivables.  Those accounts that are doubtful of collection are included in the allowance.  This provision is reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. The Allowance for bad debt was $352,217 as of both June 30, 2022 and December 31, 2021.

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

Investments in equity securities

The Company holds high-grade exchange-traded and closed-end funds (ETFs), mutual funds, and equity securities as investments.  These assets are readily marketable and are carried at fair value as of the date of the Condensed Balance Sheets. Net unrealized and realized gains or losses on investments in equity securities are reflected separately on the Condensed Statements of Operations. For the three and six months ended June 30, 2021, the unrealized gain on equity securities was aggregated with Interest and other income. Realized gains or losses on investments in debt and equity securities are recognized using the specific identification method.

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

Concentration risks

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, certificates of deposit, exchange-traded and closed-end funds, mutual funds, equity securities, and accounts receivable. Cash balances, some of which exceed federally insured limits, are maintained in financial institutions; however, Management believes the institutions are of high credit quality. The Company assesses market risk in equity securities through consultation with its outside investment advisors. Management is responsible for directing investment activity based on current economic conditions. The majority of accounts receivable are due from companies which are well-established entities. Management considers any exposure from concentrations of credit risks to be limited.

The following table reflects significant customers for the three-month and six-month periods of 2022 and 2021:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
Number of significant customers	3		1		4		1
Aggregate dollar amount of net sales to significant customers	$8.3	million	$27.4	million	$44.4	million	$65.1	million
Percentage of net sales to significant customers	57.6%		64.4%		75.2%		70.4%

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China.  The Company obtained roughly 91.2% and 90.4% of its products in the first six months of 2022 and 2021, respectively, from its Chinese manufacturers.  Purchases from Chinese manufacturers aggregated 83.5% and 90.6% of products in the second quarter of 2022 and 2021, respectively. In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company may need to find an alternate manufacturer for its blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes, and would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

Revenue recognition

The Company recognizes revenue when control of performance obligations passes to the customer, generally when the product ships.  Payments from customers with approved credit terms are typically due 30 days from the invoice date. Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances. Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  When rebates are issued, they are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Condensed Balance Sheets and deducted from Revenues in the Condensed Statements of Operations.  Accounts payable included estimated contractual allowances for $4.6 million and $6.2 million as of June 30, 2022 and December 31, 2021, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors. Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  End-users do not receive any contractual allowances on their purchases.  Any product shipped or distributed for evaluation purposes is expensed.

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

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the three months ended June 30, 2022:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$6,877,166	$526,256	$2,138,573	$19,814	$9,561,809
Sales to U.S. government	—	—	—	—	—
North and South America sales (excluding U.S.)	4,096,984	—	—	216,144	4,313,128
Other international sales	423,578	35,246	2,808	—	461,632
Total	$11,397,728	$561,502	$2,141,381	$235,958	$14,336,569

	For the three months ended June 30, 2021:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$10,892,733	$456,818	$1,358,935	$13,410	$12,721,896
Sales to U.S. government	27,357,840	—	—	—	27,357,840
North and South America sales (excluding U.S.)	1,467,508	—	44,880	—	1,512,388
Other international sales	572,520	25,290	305,660	1,350	904,820
Total	$40,290,601	$482,108	$1,709,475	$14,760	$42,496,944

	For the six months ended June 30, 2022:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$15,272,468	$1,603,951	$2,868,543	$29,688	$19,774,650
Sales to U.S. government	15,731,136	—	—	—	15,731,136
North and South America sales (excluding U.S.)	15,171,230	—	2,608	216,418	15,390,256
Other international sales	7,929,017	246,614	5,696	1,550	8,182,877
Total	$54,103,851	$1,850,565	$2,876,847	$247,656	$59,078,919

	For the six months ended June 30, 2021:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$19,652,047	1,030,826	2,971,268	28,946	$23,683,087
Sales to U.S. government	65,140,200	—	—	—	65,140,200
North and South America sales (excluding U.S.)	2,293,328	—	56,848	109,440	2,459,616
Other international sales	771,836	62,640	450,440	2,850	1,287,766
Total	$87,857,411	$1,093,466	$3,478,556	$141,236	$92,570,669

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

The calculation of diluted EPS under the treasury stock method included the following shares in the three and six month periods ending June 30, 2022 and 2021:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Common Stock underlying issued and outstanding stock options	78,322	139,119	88,347	144,376
Common stock issuable upon the conversion of convertible preferred shares	232,445	236,445	232,445	236,445
	310,767	375,564	320,792	380,821

The potential dilution, if any, is shown on the following schedule:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income (loss)	$(3,641,597)	$10,662,125	$3,974,858	$28,618,009
Preferred stock dividend requirements	(58,111)	(59,170)	(116,222)	(124,108)
Income (loss) applicable to common shareholders	$(3,699,708)	$10,602,955	$3,858,636	$28,493,901
Average common shares outstanding	32,945,821	34,000,771	33,105,637	33,984,271
Average common and common equivalent shares outstanding — assuming dilution	33,256,588	34,376,335	33,426,429	34,365,092
Basic earnings (loss) per share	$(0.11)	$0.31	$0.12	$0.84
Diluted earnings (loss) per share	$(0.11)	$0.31	$0.12	$0.83

Shipping and handling costs

The Company classifies shipping and handling costs as part of Cost of sales in the Condensed Statements of Operations.

Share-based Compensation

The Company’s share-based payments are accounted for using the Black-Scholes fair value method.  The Company records share-based compensation expense on a straight-line basis over the requisite service period.  The Company incurred share-based compensation costs of $1.1 million and $2.3 million in the three and six months ended June 30, 2022, respectively, which were classified as General and administrative expenses.

Self-insured employee benefit costs

The Company self-insures certain health insurance benefits for its employees under certain policy limits. The Company has additional coverage provided by an insurance company for any individual with claims in excess of $100,000 and/or total plan claims in excess of $1.7 million for the plan year.

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

Technology Investment Agreement (TIA)

Effective July 1, 2020, the Company entered into a Technology Investment Agreement (“TIA”) with the United States Government Department of Defense, U.S. Army Contracting Command-Aberdeen Proving Ground, Natick Contracting Division & Edgewood Contracting Division (ACC-APG, NCD & ECD) on behalf of the Biomedical Advanced Research and Development Authority (BARDA), as amended, for $81,029,518 in government funding for expanding the Company’s domestic production of needles and syringes. Pursuant to the terms of the TIA, the Company has made significant additions to its facilities which should allow the Company to increase domestic production.  As reimbursements are received from the U.S. government for such expenditures, the Company records a deferred liability. In 2021, the deferred liability began to be systematically amortized as a gain over the life of the related property, plant, and equipment and is presented as Other income – TIA on the Condensed Statements of Operations.

Recently Adopted Pronouncements

The Company adopted ASU 2021-10, “Government Assistance (Topic 832):  Disclosures by Business Entities about Government Assistance”.  The new standard is intended to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements.  ASU 2021-10 also adds a new Topic – ASC 832, Government Assistance – to the FASB’s Codification.  Included in the disclosures under the guidance are the nature of the transaction including the nature of the assistance being given, the accounting policies being used to account for the transaction and other provisions of relevance.  The guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted.  The Company has determined that the guidance did not have a material impact on its financial statements as such disclosures surrounding the TIA, including the accounting policies used to account for the agreement have been in place since its inception.

Recently Issued Pronouncements

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, intended to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.  The amendment also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction.  ASU No. 2022-03 is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023.  Early adoption is permitted.  For all other entities, it is effective for fiscal years, including interim periods within those fiscal years beginning after December 15, 2024.  Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance.  The Company is evaluating the adoption of the amendments and the potential impact it may have, if any, on its financial statements.

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

3.    INVENTORIES

Inventories consist of the following:

	June 30, 2022	December 31, 2021
Raw materials	$4,652,329	$4,402,828
Finished goods	16,541,550	16,187,091
	$21,193,879	$20,589,919

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements.  ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

●	Level 1 – quoted market prices in active markets for identical assets and liabilities

●	Level 2 – inputs other than quoted prices that are directly or indirectly observable

●	Level 3 – unobservable inputs where there is little or no market activity

The following tables summarize the values of assets designated as Investments in debt and equity securities:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Equity securities	$24,944,879	$—	$—	$24,944,879
Mutual funds and exchange traded funds	1,928,287	—	—	1,928,287
	$26,873,166	$—	$—	$26,873,166

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Equity securities	$9,112,607	$—	$—	$9,112,607
Mutual funds and exchange traded funds	4,156,379	—	—	4,156,379
	$13,268,986	$—	$—	$13,268,986

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

	June 30, 2022
		Gross Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$22,824,690	$2,120,189	$—	$24,944,879
Mutual funds and exchange traded funds	2,103,938	—	(175,651)	1,928,287
	$24,928,628	$2,120,189	$(175,651)	$26,873,166

	December 31, 2021
		Gross Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$6,729,245	$2,383,362	$—	$9,112,607
Mutual funds and exchange traded funds	4,018,488	137,891	—	4,156,379
	$10,747,733	$2,521,253	$—	$13,268,986

Unrealized gains (losses) on investments in debt and equity securities were $(572) thousand and $1.6 million for the six months ended June 30, 2022 and 2021, respectively.

5.    INCOME TAXES

The Company’s effective tax rate on the net income before income taxes was (30.0)% and 24.6% for the three months ended June 30, 2022 and 2021, respectively.  The Company’s effective tax rate on the net income before income taxes was 51.5% and 26.0% for the six months ended June 30, 2022 and 2021, respectively

A reconciliation of the federal statutory corporate tax rate to the Company’s effective tax rate is as follows:

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
U.S. statutory federal tax rate	21.0%	21.0%
State tax, net of federal tax	3.2%	6.1%
Stock options	8.6%	—%
Out of period adjustment	(0.2)%	—%
Rate Change	13.1%	—%
Other	5.8%	—%
PPP loan	—%	(1.1)%
Effective tax rate	51.5%	26.0%

The Company uses the recognition and measurement provisions of the FASB ASC Topic 740, Income Taxes (“Topic 740”), to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, the Company reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance at June 30, 2022 and 2021.

The effective tax rate for the six months ended June 30, 2022 was different from the federal statutory rate due primarily to stock-based compensation, an out of period adjustment due to compensation limits under IRC Section 162(m), and a change in the estimate of the apportionment of earnings across various state jurisdictions. The effective tax rate for the six months ended June 30, 2021 was different from the federal statutory rate due primarily to the apportionment of earnings across various state jurisdictions.

6.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2022	December 31, 2021
Prepayments from customers	$961,426	$2,339,530
Accrued property taxes	585,481	—
Accrued professional fees	504,775	185,515
Current portion – preferred stock repurchase	1,071,637	1,098,282
Other accrued expenses	206,047	102,200
Total	$3,329,366	$3,725,527

7.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	June 30, 2022	December 31, 2021
Technology Investment Agreement (TIA)	$73,870,255	$68,955,664
Stock repurchase	—	1,040,666
Total	$73,870,255	$69,996,330

The TIA provides for reimbursement to the Company for the purchase of equipment and supplies related to the expansion of the Company’s domestic production of needles and syringes.  Under the TIA, reimbursable amounts will be reflected as a liability until the time its deferred income can be systematically amortized over a period matching the useful life of the purchased assets.

At December 31, 2021, the stock repurchase liability of amounts payable by the Company to former preferred shareholders as a result of private stock purchases in 2020 (See Note 12) was classified as a long-term liability.  As of March 31, 2022, the final installment of $1,101,110 due in February 2023 was instead classified as Other accrued liabilities on the Condensed Balance Sheets.

8.    COMMITMENTS AND CONTINGENCIES

On November 7, 2019, the Company filed a lawsuit in the 44th District Court of Dallas County, Texas (No. DC-19-17946) against Locke Lord, LLP and Roy Hardin in connection with their legal representation of the Company in its previous litigation against Becton, Dickinson and Company ("BD"). The Company alleged that the defendants breached their fiduciary duties, committed malpractice, and were negligent in their representation of the Company. The Company seeks actual and exemplary damages, disgorgement, costs, and interest. On October 6, 2020, the Court dismissed Locke Lord, LLP and Mr. Hardin’s motion to dismiss.  Such order was affirmed on April 20, 2021 by the Court of Appeals, Fifth District of Texas at Dallas. On April 7, 2022, the Company amended its petition. On March 23, 2022 and again on May 4, 2022, Locke Lord, LLP and Mr. Hardin filed a motion for partial summary judgment regarding the Company’s cause of action for breach of fiduciary duty. On July 12, 2022, the Court granted a partial summary judgment and ordered that the Company take nothing on its cause of action for breach of fiduciary duty and ruled that such claims be characterized as professional negligence or legal malpractice causes of action. On August 3, 2022, Locke Lord, LLC and Mr. Hardin filed a motion for summary judgment regarding proximate cause and actual damages. A jury trial date of January 30, 2023 has been set for this case.

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

Revenues by geography are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
U.S. sales (excluding U.S. government)	$9,561,809	$12,721,896	$19,774,650	$23,683,087
Sales to U.S. government	—	27,357,840	15,731,136	65,140,200
North and South America sales (excluding U.S.)	4,313,128	1,512,388	15,390,256	2,459,616
Other international sales	461,632	904,820	8,182,877	1,287,766
Total sales	$14,336,569	$42,496,944	$59,078,919	$92,570,669

Long-lived assets by geography are as follows:

	June 30, 2022	December 31, 2021
Long-lived assets
U.S.	$91,954,093	$83,695,991
International	4,734,163	4,229,660
Total	$96,688,256	$87,925,651

10.  DIVIDENDS

In January 2021, a cash dividend payment of $10,041 was made to Series I preferred shareholders. The Company caused a redemption of its Series I preferred stock on December 31, 2020 pursuant to the terms of the Certificate of Designation for such series.

A cash dividend of $39,050 was paid in January 2021, April 2021, October 2021, January 2022, April 2022, and July 2022 to Series II preferred shareholders.  Series III preferred shareholders were paid $39,495 in January 2022 and $19,061 in April 2022 and July 2022.

In June 2021, the Board of Directors approved payments to its Series II, Series III, and former Series IV and Series V Class B Preferred Shareholders in the cumulative amount of $5,056,945 representing all current dividends, dividends in arrears, as well as dividends still owed to shareholders who converted their preferred stock in the past.  The dividends were paid on July 22, 2021 to all shareholders who had been contacted and confirmed as the rightful owner entitled to payment. The Company has not yet established contact with all former shareholders, most of whom converted their shares prior to 2001. As of August 1, 2022, the Company is continuing its efforts to establish contact with approximately 90 former shareholders who are entitled to approximately $1.4 million. This, along with the current declared dividends, are reflected in Dividends payable on the Condensed Balance Sheets.

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

13.  STOCK OPTIONS

Stock options were exercised by one director during the first quarter of 2022, and, consequently, a total of 10,000 shares of Common Stock were issued for an aggregate payment to the Company of $10,500 to exercise such options.

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

15.  TECHNOLOGY INVESTMENT AGREEMENT

Effective July 1, 2020, the Company entered into the TIA with the U.S. government to expand the Company’s manufacturing capacity for hypodermic safety needles in response to the worldwide COVID-19 global pandemic.  The award is an expenditure-type TIA, whereby the U.S. government will make payments to the Company for the Company’s expenditures for equipment and supplies related to the expansion.  The Company’s contributions under the terms of the TIA include providing facilities, technical expertise, labor and maintenance for the TIA-funded equipment for a ten-year term.  In May of 2021, the Company and the U.S. government amended the TIA agreement to include two additional assembly lines and additional controlled environment space.  The TIA and its amendment provide up to $53.7 million and $27.3 million respectively, or $81 million in total reimbursements.

As of June 30, 2022, the Company had negotiated contracts for the purchase of assembly equipment, molds, molding equipment, and auxiliary equipment, for approximately $64.9 million.  The Company has also received a temporary certificate of occupancy for the additional controlled environment spaces totaling $13 million.  In addition, the Company has received the certificate of occupancy for the new warehouse.  This $5.9 million warehouse was funded by the Company.

16.  STOCK REPURCHASE PLAN

The Company entered into a repurchase plan (the “Plan”) dated June 4, 2021 with an independent broker for the purchase of up to $10 million of the Company’s Common Stock.  The treasury share purchases are accounted for under the cost method and are included as a component of treasury stock in the Company’s balance sheets.  The Plan was terminated on April 14, 2022.  A total of 1,087,145 shares were purchased under the Plan for a total purchase price of $8.1 million.

Of the 100 million authorized shares of Common Stock, 34,023,104 shares were issued and 32,935,959 shares were outstanding as of June 30, 2022.  There were 34,023,104 shares issued and 33,484,935 shares outstanding as of December 31, 2021.

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997. VanishPoint® syringes comprised 91.6% of our sales in the first six months of 2022. EasyPoint® products accounted for 4.9% of sales in the first six months of 2022. We also manufacture and market an IV safety catheter and blood collection products, including the blood collection tube holder and VanishPoint® Blood Collection Set, which were 3.1% of our total product sales for the first six months of 2022.

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

The Department of Health and Human Services awarded us another contract on February 12, 2021 to supply low dead-space safety syringes for COVID-19 vaccination efforts. The base price for the contract and purchase order was $54.2 million for the five-month base period of performance (February 15, 2021 to July 14, 2021).  We received non-binding notice that the contract would be extended for seven additional months beyond the base period of performance with a total contract price during such period of approximately $92.8 million plus an additional $6 million in air freight costs. However, to date, we have received a commitment to exercise only the first four option periods which extended through the end of December 2021. For each period, the freight reimbursement cost was included in total overall contract value and was approximately 25% of the overall price.

Our sales under both of the foregoing orders from the U.S. government were $15.7 million during the first three months of 2022, representing 26.6% of our total sales for the six-months ended June 30, 2022, but no sales were made to the U.S. government in the second quarter of 2022. Both of the above-mentioned orders as well as the TIA (as defined below) from the U.S. government are material events particular to the COVID-19 pandemic and may not be indicative of future operations. While we continue to work with the Department of Health and Human Services, additional orders are uncertain. Our second quarter 2022 revenues materially declined as compared with recent periods due to the absence of U.S. government orders.  Recent additions of manufacturing equipment and facilities have increased our production capacity. However, in the absence of significant demand, such capacity may be underutilized. For instance, in the second quarter of 2022, with lower demand and high volumes of finished goods on hand, production levels declined despite the increase in production capacity.

Effective July 1, 2020, we entered into a Technology Investment Agreement (“TIA”) with the United States Government Department of Defense, U.S. Army Contracting Command-Aberdeen Proving Ground, Natick Contracting Division & Edgewood Contracting Division (ACC-APG, NCD & ECD) on behalf of the Biomedical Advanced Research and Development Authority (BARDA) for $53.7 million in government funding for expanding our domestic production of needles and syringes to meet ongoing and future U.S. COVID-19 medical countermeasures demands.  Effective May 12, 2021, we entered into an amendment to the TIA providing an additional $27.4 million in funding to add 12,500 square feet of controlled environment and two additional assembly lines to increase our existing domestic manufacturing capabilities. The current amended completion date is August 29, 2022.  As of June 30, 2022, we have negotiated contracts for the purchase of automated assembly equipment, molds, and molding equipment, as well as portions of auxiliary equipment, for approximately $64.9 million. We have also received a temporary certificate of occupancy for the $6.7 million 27,800 square foot controlled environment which was funded by the U.S. government under the original agreement.  In addition, we have completed the additional controlled environment space required under the May 12, 2021 amendment and have obtained a temporary certificate of occupancy.  Finally, we have received the certificate of occupancy for the new $5.9 million 55,000 square foot warehouse, which is our financial responsibility.

As a result of the COVID-19 pandemic, we have faced and continue to deal with the logistical challenges of sourcing raw materials and finished goods, particularly finished goods from China.  The closure of the Shanghai ports due to recent COVID-19 measures significantly reduced the volume of products shipped to us and our international customers from our Chinese manufactures. As of June 30, 2022, we have international orders which were accepted but have been delayed as a result of Shanghai port closures.  We cannot predict when we may recognize any associated revenue from the pending orders. We utilize multiple transportation providers to ensure we can meet our delivery schedules, but we are subject to the global supply chain and its complexities. To date, the freight challenges have neither caused a loss of customers nor a cessation of production.  However, freight costs have materially increased.  The increase in freight costs has significantly impacted our cost of manufactured product, and we expect this trend to continue as long as the global supply chain challenges persist. These cost increases are not unique to our business, but the fact that a substantial percent of our prior period sales were related to orders from the U.S. government with reimbursed freight costs will affect comparability of 2022 costs and margins to prior periods.  In addition to increased costs associated with the global supply chain, we have had challenges sourcing transportation.  There is also possible risk from the political environment in Europe and Asia.  We believe that with our current levels of products on-hand and our ability to produce domestically, we are positioned to continue to operate and meet the needs of our customers currently. Other factors that could affect our unit costs include increases in tariffs, costs by third party manufacturers, and changing production volumes.  Increases in costs may not be recoverable through price increases of our products.

Other factors which could have a material impact on our business include COVID-19 booster shot recommendations, flu shot campaigns, and inefficient domestic distribution networks.  We believe that other viruses aside from COVID-19 have the potential to impact future sales, including, but not limited to, a potentially strong flu virus this year.  COVID-19 booster shots have been recommended to the public, but we believe that many facilities still have excess inventory of vaccination materials on hand, including syringes.

We have entered into an agreement to expand our existing administrative offices by 14,000 square feet. We currently expect that the cost of expansion will be approximately $5.8 million. The expected substantial completion date for the new office space is October 2022. To date, we have spent approximately $4.2 million.

As detailed in Note 4 to the financial statements, we held $26.9 million in equity securities as of June 30, 2022, which represented 30.6% of our current assets. Such amount includes unrealized losses on investments, as well as an additional $2.0 million cash investment during the first quarter of 2022 and $12 million during the second quarter of 2022.  We continually monitor our invested balances.

In response to, among other factors, the global COVID-19 pandemic, our delivery orders from the U.S. government, and the TIA, employee headcount and related salary and benefits costs increased significantly during 2020 and 2021. In June 2022, we reduced our workforce by approximately 16% as a result of the substantial completion of our facility expansion efforts and the completion of U.S. government orders to provide products for COVID-19 vaccination efforts. As of June 30, 2022, the Company employed approximately 213 full-time, part-time, and temporary employees. This represents approximately a 10.9% decrease in our workforce since June 2021 and compensation costs decreased 9.6%.  As a result of our completion of the original U.S. government delivery orders and the progression of the TIA, we continue to monitor our current level of operating expenses, including the overall impact of our staffing structure.

Effective June 4, 2021, we entered into a repurchase plan (the “Plan”) for the purchase of up to $10 million of our Common Stock.  Under the Plan, open market purchases of our Common Stock commenced June 18, 2021 and 1,087,145 shares were purchased through the Plan’s termination on April 14, 2022 for an aggregate purchase price of approximately $8.1 million. We terminated the plan because our stock price appeared not to be correlated with our economic performance.

Historically, unit sales have increased during the flu season. Seasonal trends in 2020 and 2021 were less pronounced due to demand related to the COVID-19 vaccine.  With the completion of our delivery orders from the U.S. government, flu season orders may have a more pronounced effect on 2022 revenues.

Product purchases from our Chinese manufacturers have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost. In the second quarter of 2022, our Chinese manufacturers produced approximately 83.5% of our products.  The recent decrease in the percentage of finished goods acquired from China is a result of the closure of Shanghai ports in response to recent COVID-19 outbreaks.  In the event that we become unable to purchase products from our Chinese manufacturers, we may need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

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

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements. All period references are to periods ended June 30, 2022 or 2021, as applicable. Dollar amounts have been rounded for ease of reading.

Comparison of Three Months Ended June 30, 2022 and June 30, 2021

Domestic sales accounted for 66.7% and 94.3% of the revenues for the three months ended June 30, 2022 and 2021, respectively.  Domestic revenues decreased 76.1% principally due to the lack of second quarter sales to the U.S. government.  Domestic unit sales decreased 79.8%.  Domestic unit sales were 51.4% of total unit sales for the three months ended June 30, 2022.  International revenues increased approximately 97.5% predominantly due to international vaccination campaigns.  Overall unit sales decreased 64.1%. There is uncertainty as to the timing of future international orders.  The revenues on a per-unit basis in the international market are significantly lower than in the U.S. market.  As a result, increases in international orders and unit sales have the potential to lower our overall revenues on a per-unit basis, as well as our profit margins.

Cost of manufactured product decreased 51.7% principally due to lower volumes.  Royalty expense decreased 65.1% due to decreased gross sales.

Operating expenses decreased 18.1% from the prior year.  This is substantially due to lower consulting costs.

The loss from operations was $2.1 million compared to income from operations of $12.7 million for the same period last year.  The decrease was due to an overall decrease in revenues and because per-unit costs have risen with lower production levels.

The unrealized loss on equity securities was $3.9 million due to the decreased market values of those securities. Interest expense for the second quarter of 2022 decreased by approximately 29.8% from the same period in the prior year due to less imputed interest associated with the stock exchanges discussed in Note 12 of the financial statements.

The benefit for income taxes was $1.6 million for the second quarter of 2022 in comparison to the provision for income taxes of $3.5 million in the second quarter of 2021.

Comparison of Six Months Ended June 30, 2022 and June 30, 2021

Domestic sales, including sales to the U.S. government, accounted for 60.1% and 96.0% of the revenues for the six months ended June 30, 2022 and 2021, respectively.  Domestic revenues decreased 60.0% principally due to lower sales to the U.S. government.  Domestic unit sales decreased 63.0%.  Domestic unit sales were 46.5% of total unit sales for the six months ended June 30, 2022.  Domestic unit sales excluding the U.S. government sales decreased approximately 32.3%.  International revenues increased approximately 529.1% predominantly due to first-quarter purchases from a non-governmental humanitarian organization for international vaccination campaigns.  Overall unit sales decreased 25.5%. There is uncertainty as to the timing of future international orders. The revenues on a per-unit basis in the international market are significantly lower than in the U.S. market.  As a result, increases in international orders and unit sales have the potential to lower our overall revenues on a per-unit basis, as well as our profit margins.

Cost of manufactured product decreased 7.7% principally due to lower volumes.  Royalty expense decreased 37.1% due to decreased gross sales.

Operating expenses were largely unchanged from the prior year.

Income from operations was $7.7 million compared to income from operations of $36.1 million for the same period last year.  The decrease was due to an overall decrease in revenues and because per-unit costs have risen with lower production levels.

The unrealized loss on equity securities was $572 thousand due to the decreased market values of those securities. Interest expense for the first six months of 2022 decreased by approximately 28.6% from the same period in the prior year due to less imputed interest associated with the stock exchanges discussed in Note 12 of the financial statements.

The provision for income taxes decreased to $4.2 million for the first six months of 2022 from $10.1 million in the first six months of 2021.  For a detailed description of the determination and components of calculating the provision, please refer to Note 5 of the financial statements.

Discussion of Balance Sheet and Cash Flow Items

Cash comprises 10.5% of total assets. Cash flow from operations was $12.9 million for the six months ended June 30, 2022 principally due to the collection of accounts receivable. Additionally, we have recorded deferred taxes of $4.2 million which is material to the adjustments to total cash flow from operations. The deferred tax asset represents amounts available to reduce income taxes payable on taxable income in future years.

Cash used by investing activities was $24.8 million for the six months ended June 30, 2022 due primarily to the purchase of property, plant and equipment, building improvements, and the purchase of equity securities. The impact to cash from the purchase of fixed assets primarily reflects down payments on orders for certain assets as discussed in Note 15 to the financial statements.

Cash provided by financing activities was $3.1 million for the six months ended June 30, 2022. This was primarily due to proceeds from the government under the TIA for down payments on our orders for fixed assets, but was offset by our repurchase of common stock in the first six months of 2022 in the amount of $2.8 million as well as our payment of $1.1 million in connection with the stock exchange discussed in Note 12.

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

As discussed above, we entered into a TIA with the U.S. government for a total value of approximately $81.0 million in government funding for expanding our domestic production of needles and syringes.  As of August 1, 2022, we have received approximately $73.3 million for down payments on the purchase of certain fixed assets.  In 2021, we contributed approximately $5.9 million towards the completion of the new 55,000 square foot warehouse as a portion of the cost sharing agreement. The Company will continue to fund the expansion efforts primarily through providing the necessary workforce to implement the addition of new assets, as well as provide the ongoing necessary support.

External Sources of Liquidity

We received a PPP Loan in the principal amount of $1.4 million.  On May 13, 2021, we were informed that the entire original principal amount of $1.4 million would be forgiven.

We consider our investment portfolio a source of liquidity as well. As of June 30, 2022, $26.9 million was invested in third party securities.

Capital Resources

Since the execution of the TIA on July 1, 2020, we have significantly expanded our facilities.  As of August 1, 2022, we had received a temporary certificate of occupancy for both of the additional controlled environment spaces as mentioned in the original TIA and the modification.  We have also received a certificate of occupancy for the 55,000 square feet of new warehouse space.  As of August 1, 2022, we have negotiated contracts for the purchase of automated assembly equipment, molds, and molding equipment, as well as portions of auxiliary equipment, under the original TIA and the modification for approximately $65.0 million.  To fund the purchase of the automated assembly equipment, auxiliary equipment, and construction of the controlled environment, we are reimbursed by the U.S. government according to the terms in the TIA.  The TIA also allows us to request an advance of funds for larger purchases when necessary.  The expenditures which are not reimbursable from the U.S. government under the TIA are funded with cash from operations.  The capital assets funded by us under the TIA include the construction of the new warehouse as well as certain accessory equipment.

We have entered into an agreement to expand our existing administrative offices by 14,000 square feet. We currently expect that the cost of expansion will be approximately $5.8 million which we will fund from cash from operations. The expected substantial completion date for the new office space is October 2022. To date, we have spent approximately $4.2 million.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the second quarter of 2022 or subsequent to June 30, 2022 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Please refer to Note 8 to the financial statements for a complete description of all legal proceedings.

Item 1A.    Risk Factors.

There were no material changes in our Risk Factors as set forth in our most recent annual report which is available on EDGAR.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 14, 2022	59,169	$4.51	59,169	0

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

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the period ended June 30, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2022 and 2021, (iv) Condensed Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021; and (v) Notes to Condensed Financial Statements

104	Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 15, 2022	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ John W. Fort III
JOHN W. FORT III VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER