Form 10-Q
period 2022-09-30
RETRACTABLE TECHNOLOGIES INC
filed 2022-11-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,937,159 shares of Common Stock outstanding, excluding 1,087,845 treasury shares, on November 1, 2022.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2022

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$13,417,554	$29,162,913
Accounts receivable, net	17,901,973	34,859,505
Receivable from Technology Investment Agreement (TIA)	1,836,826	5,924,136
Investments in equity securities, at fair value	26,314,374	13,268,986
Inventories	18,519,177	20,589,919
Income taxes receivable	13,027,101	—
Other current assets	767,281	701,969
Total current assets	91,784,286	104,507,428

Property, plant, and equipment, net	98,821,412	87,925,651
Deferred tax asset	9,971,960	13,865,834
Other assets	5,674	5,675
Total assets	$200,583,332	$206,304,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,132,977	$20,404,573
Current portion of long-term debt	291,111	289,114
Accrued compensation	817,064	1,056,656
Dividends payable	1,417,937	1,438,371
Accrued royalties to shareholder	1,488,811	3,450,684
Other accrued liabilities	2,845,672	3,725,527
Income taxes payable	—	4,959,878
Total current liabilities	14,993,572	35,324,803

Other long-term liabilities	75,006,588	69,996,330
Long-term debt, net of current maturities	1,598,537	1,814,194
Total liabilities	91,598,697	107,135,327

Commitments and contingencies – see Note 8

Stockholders’ equity:
Preferred stock, $1 par value:
Class B; authorized: 5,000,000 shares
Series II, Class B	156,200	156,200
Series III, Class B	76,245	76,245
Common Stock, no par value	—	—
Additional paid-in capital	66,472,660	63,024,888
Retained earnings	50,368,208	41,182,429
Common stock in treasury – at cost	(8,088,678)	(5,270,501)
Total stockholders’ equity	108,984,635	99,169,261
Total liabilities and stockholders’ equity	$200,583,332	$206,304,588

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Sales, net	$23,061,285	$36,356,047	$82,140,204	$128,926,716
Cost of sales:
Cost of manufactured product	16,835,848	20,663,651	53,225,651	60,074,349
Royalty expense to shareholder	1,488,811	2,297,527	4,963,406	7,819,529
Total cost of sales	18,324,659	22,961,178	58,189,057	67,893,878
Gross profit	4,736,626	13,394,869	23,951,147	61,032,838

Operating expenses:
Sales and marketing	1,174,675	1,020,244	3,258,435	3,398,905
Research and development	105,749	199,200	407,675	747,525
General and administrative	4,146,821	4,209,836	13,311,488	12,824,957
Total operating expenses	5,427,245	5,429,280	16,977,598	16,971,387
Income (loss) from operations	(690,619)	7,965,589	6,973,549	44,061,451

Gain on forgiveness of PPP loan	—	—	—	1,377,652
Other income - TIA	861,850	—	1,954,404	—
Unrealized loss on equity securities	(615,215)	(373,574)	(1,187,629)	—
Interest and other income	105,661	54,911	201,152	1,014,348
Interest expense	(40,273)	(52,886)	(125,746)	(172,668)
Income (loss) before income taxes	(378,596)	7,594,040	7,815,730	46,280,783
Provision (benefit) for income taxes	(5,763,850)	1,072,155	(1,544,383)	11,140,889
Net income	5,385,254	6,521,885	9,360,113	35,139,894
Preferred Stock dividend requirements	(58,111)	(59,111)	(174,333)	(183,219)
Net income applicable to common shareholders	$5,327,143	$6,462,774	$9,185,780	$34,956,675

Basic earnings per share	$0.16	$0.19	$0.28	$1.03

Diluted earnings per share	$0.16	$0.19	$0.28	$1.02

Weighted average common shares outstanding:
Basic	32,936,959	33,883,684	33,049,411	33,950,742
Diluted	33,229,866	34,262,681	33,358,225	34,330,967

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities
Net income	$9,360,113	$35,139,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,984,785	702,384
Net unrealized (gain) loss on investments	1,187,629	(816,150)
Realized loss on investments	38,378	—
Accreted interest	46,957	83,282
Deferred taxes	3,893,874	(8,514,068)
Provision for doubtful accounts	—	146,395
Share-based compensation	3,433,972	2,503,152
Gain on forgiveness of PPP loan	—	(1,377,652)
(Increase) decrease in operating assets:
Accounts receivable	16,957,532	(9,055,116)
Inventories	2,070,742	(8,462,118)
Other current assets	(65,312)	(83,512)
Prepaid estimated taxes	(13,027,101)	—
Other assets	—	38,892
Increase (decrease) in operating liabilities:
Accounts payable	(12,271,594)	8,154,409
Accrued liabilities	(3,067,833)	1,490,008
Income taxes payable	(4,959,878)	(1,820,078)
Net cash provided by operating activities	6,582,264	18,129,722

Cash flows from investing activities
Purchase of property, plant, and equipment	(13,880,546)	(46,511,859)
Purchase of equity securities	(16,196,164)	(4,685,960)
Proceeds from the sales of equity securities	1,924,769	—
Net cash used by investing activities	(28,151,941)	(51,197,819)

Cash flows from financing activities
Repayments of long-term debt	(213,661)	(206,310)
Proceeds from Technology Investment Agreement (TIA)	10,138,234	39,848,368
Proceeds from the exercise of stock options	13,800	48,600
Payment of preferred stock redemption price payable	—	(101,250)
Payment of preferred stock repurchase payable	(1,101,110)	(1,101,110)
Payment of preferred stock dividends	(194,768)	(3,784,394)
Repurchase of common stock	(2,818,177)	(2,839,326)
Net cash provided by financing activities	5,824,318	31,864,578

Net decrease in cash and cash equivalents	(15,745,359)	(1,203,519)
Cash and cash equivalents at:
Beginning of period	29,162,913	17,566,682
End of period	$13,417,554	$16,363,163

Supplemental schedule of cash flow information:
Interest paid	$78,789	$89,386
Income taxes paid	$12,323,857	$21,068,540

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$1,417,937	$1,399,744
Conversion of preferred stock to common stock	$—	$26,500
Amounts receivable under Technology Investment Agreement (TIA)	$1,836,826	$(3,014,325)
Preferred stock repurchase payable	$1,084,795	$—

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

The following shows the changes in stockholders’ equity for the three-month period ended September 30, 2022:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at June 30, 2022	$—	$156,200	$76,245	$65,312,124	$45,041,065	$(8,088,678)	$102,496,956
Stock Option Exercises	—	—	—	3,300	—	—	3,300
Dividends	—	—	—	—	(58,111)	—	(58,111)
Stock Option Compensation	—	—	—	1,157,236	—	—	1,157,236
Net Income	—	—	—	—	5,385,254	—	5,385,254
Balance at September 30, 2022	$—	$156,200	$76,245	$66,472,660	$50,368,208	$(8,088,678)	$108,984,635

The following shows the changes in stockholders’ equity for the three-month period ended September 30, 2021:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at June 30, 2021	$—	$156,200	$80,245	$60,706,417	$13,853,792	$(154,424)	$74,642,230
Dividends	—	—	—	—	(39,050)	—	(39,050)
Stock Option Compensation	—	—	—	1,157,236	—	—	1,157,236
Repurchase of Common Stock - at cost	—	—	—	—	—	(2,684,902)	(2,684,902)
Net Income	—	—	—	—	6,521,885	—	6,521,885
Balance at September 30, 2021	$—	$156,200	$80,245	$61,863,653	$20,336,627	$(2,839,326)	$79,597,399

The following shows the changes in stockholders’ equity for the nine-month period ended September 30, 2022:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2021	$—	$156,200	$76,245	$63,024,888	$41,182,429	$(5,270,501)	$99,169,261
Stock Option Exercises	—	—	—	13,800	—	—	13,800
Dividends	—	—	—	—	(174,334)	—	(174,334)
Stock Option Compensation	—	—	—	3,433,972	—	—	3,433,972
Repurchase of Common Stock – at cost	—	—	—	—	—	(2,818,177)	(2,818,177)
Net Income	—	—	—	—	9,360,113	—	9,360,113
Balance at September 30, 2022	$—	$156,200	$76,245	$66,472,660	$50,368,208	$(8,088,678)	$108,984,635

The following shows the changes in stockholders’ equity for the nine-month period ended September 30, 2021:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2020	$—	$156,200	$106,745	$59,285,401	$(9,668,221)	$—	$49,880,125
Conversion of Preferred Stock into Common Stock	—	—	(26,500)	26,500	—	—	—
Stock Option Exercises	—	—	—	48,600	—	—	48,600
Dividends	—	—	—	—	(5,135,046)	—	(5,135,046)
Stock Option Compensation	—	—	—	2,503,152	—	—	2,503,152
Repurchase of Common Stock - at cost	—	—	—	—	—	(2,839,326)	(2,839,326)
Net Income	—	—	—	—	35,139,894	—	35,139,894
Balance at September 30, 2021	$—	$156,200	$80,245	$61,863,653	$20,336,627	$(2,839,326)	$79,597,399

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

Accounts receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  The Company’s allowance for doubtful accounts is primarily determined by review of specific trade receivables.  Those accounts that are doubtful of collection are included in the allowance.  This provision is reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. The Allowance for bad debt was $352,217 as of both September 30, 2022 and December 31, 2021.

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

The following table reflects significant customers for the three-month and nine-month periods ended September 30, 2022 and 2021:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
Number of significant customers	2		2		4		1
Aggregate dollar amount of net sales to significant customers	$15.5	million	$22.6	million	$60.0	million	$83.6	million
Percentage of net sales to significant customers	67.4%		62.1%		73.0%		64.8%

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China.  The Company obtained roughly 92.0% and 90.9% of its products in the first nine months of 2022 and 2021, respectively, from its Chinese manufacturers.  Purchases from Chinese manufacturers aggregated 93.9% and 91.9% of products in the third quarter of 2022 and 2021, respectively. In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company may need to find an alternate manufacturer for its blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes, and would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

Revenue recognition

The Company recognizes revenue when control of performance obligations passes to the customer, generally when the product ships.  Payments from customers with approved credit terms are typically due 30 days from the invoice date. Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances. Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  When rebates are issued, they are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Condensed Balance Sheets and deducted from Revenues in the Condensed Statements of Operations.  Accounts payable included estimated contractual allowances for $2.7 million and $6.2 million as of September 30, 2022 and December 31, 2021, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors. Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  End-users do not receive any contractual allowances on their purchases.  Any product shipped or distributed for evaluation purposes is expensed.

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

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the three months ended September 30, 2022:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$6,947,856	$815,964	$1,426,060	$7,253	$9,197,133
Sales to U.S. government	—	—	—	—	—
North and South America sales (excluding U.S.)	9,825,120	—	—	16,416	9,841,536
Other international sales	3,915,102	8,590	97,724	1,200	4,022,616
Total	$20,688,078	$824,554	$1,523,784	$24,869	$23,061,285

	For the three months ended September 30, 2021:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$11,033,291	$560,065	$4,048,292	$11,399	$15,653,047
Sales to U.S. government	18,420,480	—	—	—	18,420,480
North and South America sales (excluding U.S.)	670,602	4,800	26,400	—	701,802
Other international sales	1,389,226	900	189,992	600	1,580,718
Total	$31,513,599	$565,765	$4,264,684	$11,999	$36,356,047

	For the nine months ended September 30, 2022:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$22,220,324	$2,419,915	$4,294,603	$36,941	$28,971,783
Sales to U.S. government	15,731,136	—	—	—	15,731,136
North and South America sales (excluding U.S.)	24,421,790	—	2,608	232,834	24,657,232
Other international sales	12,418,679	255,204	103,420	2,750	12,780,053
Total	$74,791,929	$2,675,119	$4,400,631	$272,525	$82,140,204

	For the nine months ended September 30, 2021:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$30,685,338	$1,590,891	$7,019,560	$40,345	$39,336,134
Sales to U.S. government	83,560,680	—	—	—	83,560,680
North and South America sales (excluding U.S.)	2,963,930	4,800	83,248	109,440	3,161,418
Other international sales	2,161,062	63,540	640,432	3,450	2,868,484
Total	$119,371,010	$1,659,231	$7,743,240	$153,235	$128,926,716

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

The calculation of diluted EPS under the treasury stock method included the following shares in the three and nine month periods ending September 30, 2022 and 2021:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Common Stock underlying issued and outstanding stock options	60,462	142,552	76,370	143,780
Common stock issuable upon the conversion of convertible preferred shares	232,445	236,445	232,445	236,445
	292,907	378,997	308,815	380,225

The potential dilution, if any, is shown on the following schedule:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$5,385,254	$6,521,885	$9,360,113	$35,139,894
Preferred stock dividend requirements	(58,111)	(59,111)	(174,333)	(183,219)
Income applicable to common shareholders	$5,327,143	$6,462,774	$9,185,780	$34,956,675
Average common shares outstanding	32,936,959	33,883,684	33,049,411	33,950,742
Average common and common equivalent shares outstanding — assuming dilution	33,229,866	34,262,681	33,358,225	34,330,967
Basic earnings per share	$0.16	$0.19	$0.28	$1.03
Diluted earnings per share	$0.16	$0.19	$0.28	$1.02

Shipping and handling costs

The Company classifies shipping and handling costs as part of Cost of sales in the Condensed Statements of Operations.

Share-based Compensation

The Company’s share-based payments are accounted for using the Black-Scholes fair value method.  The Company records share-based compensation expense on a straight-line basis over the requisite service period.  The Company incurred share-based compensation costs of $1.1 million and $3.4 million in the three and nine months ended September 30, 2022, respectively, which were classified as General and administrative expenses.

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

3.    INVENTORIES

Inventories consist of the following:

	September 30, 2022	December 31, 2021
Raw materials	$4,817,808	$4,402,828
Finished goods	13,701,369	16,187,091
	$18,519,177	$20,589,919

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements.  ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

●	Level 1 – quoted market prices in active markets for identical assets and liabilities

●	Level 2 – inputs other than quoted prices that are directly or indirectly observable

●	Level 3 – unobservable inputs where there is little or no market activity

The following tables summarize the values of assets designated as Investments in equity securities:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Equity securities	$24,458,406	$—	$—	$24,458,406
Mutual funds and exchange traded funds	1,855,968	—	—	1,855,968
	$26,314,374	$—	$—	$26,314,374

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Equity securities	$9,112,607	$—	$—	$9,112,607
Mutual funds and exchange traded funds	4,156,379	—	—	4,156,379
	$13,268,986	$—	$—	$13,268,986

The Company holds high-grade ETFs, mutual funds, and individual equity stocks as investments.  These assets are readily marketable and are carried at fair value as of the date of the Condensed Balance Sheets. The Company intends to hold these assets for possible future operating requirements. The following table summarizes gross unrealized gains and losses from Investments in equity securities:

	September 30, 2022
		Gross Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$22,866,864	$1,591,542	$—	$24,458,406
Mutual funds and exchange traded funds	2,122,851	—	(266,883)	1,855,968
	$24,989,715	$1,591,542	$(266,883)	$26,314,374

	December 31, 2021
		Gross Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$6,729,245	$2,383,362	$—	$9,112,607
Mutual funds and exchange traded funds	4,018,488	137,891	—	4,156,379
	$10,747,733	$2,521,253	$—	$13,268,986

Unrealized gains (losses) on investments in equity securities were $(1.2) million and $816 thousand for the nine months ended September 30, 2022 and 2021, respectively.

5.    INCOME TAXES

The Company’s effective tax rate on the net income (loss) before income taxes was 1,522.4% and 14.1% for the three months ended September 30, 2022 and 2021, respectively.  The Company’s effective tax rate on the net income before income taxes was (19.8)% and 24.1% for the nine months ended September 30, 2022 and 2021, respectively

A reconciliation of the federal statutory corporate tax rate to the Company’s effective tax rate is as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
U.S. statutory federal tax rate	21.0%	21.0%
State tax, net of federal tax	0.6%	5.8%
Stock options	8.9%	(0.1)%
State tax nexus study	(89.5)%	—%
State rate change	34.3%	—%
Other	4.9%	(1.8)%
PPP loan	—%	(0.8)%
Effective tax rate	(19.8)%	24.1%

The Company uses the recognition and measurement provisions of the FASB ASC Topic 740, Income Taxes (“Topic 740”), to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, the Company reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance at September 30, 2022 and 2021.

The effective tax rate for the nine months ended September 30, 2022 was different from the federal statutory rate due primarily to stock-based compensation, an out of period adjustment due to compensation limits under IRC Section 162(m), and a change in the estimate of the apportionment of earnings across various state jurisdictions.  In the third quarter of 2022, the Company, in conjunction with its state and local tax advisors, began a thorough analysis of the income tax imposition and apportionment statutes, including the application of Public Law 86-272.  As a result of this analysis, the Company revised the estimates of deferred state income asset and current state income tax expense. The Company recorded a state income tax benefit of approximately $7 million in the third quarter of 2022.  The effective tax rate for the nine months ended September 30, 2021 was different from the federal statutory rate due primarily to the apportionment of earnings across various state jurisdictions.

6.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2022	December 31, 2021
Prepayments from customers	$676,843	$2,339,530
Accrued property taxes	668,690	—
Accrued professional fees	254,608	185,515
Current portion – preferred stock repurchase	1,084,795	1,098,282
Other accrued expenses	160,736	102,200
Total	$2,845,672	$3,725,527

7.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	September 30, 2022	December 31, 2021
Technology Investment Agreement (TIA)	$75,006,588	$68,955,664
Stock repurchase	—	1,040,666
Total	$75,006,588	$69,996,330

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

8.    COMMITMENTS AND CONTINGENCIES

On November 7, 2019, the Company filed a lawsuit in the 44th District Court of Dallas County, Texas (No. DC-19-17946) against Locke Lord, LLP and Roy Hardin in connection with their legal representation of the Company in its previous litigation against Becton, Dickinson and Company ("BD"). The Company alleged that the defendants breached their fiduciary duties, committed malpractice, and were negligent in their representation of the Company. The Company seeks actual and exemplary damages, disgorgement, costs, and interest. On October 6, 2020, the Court dismissed Locke Lord, LLP and Mr. Hardin’s motion to dismiss.  Such order was affirmed on April 20, 2021 by the Court of Appeals, Fifth District of Texas at Dallas. On April 7, 2022, the Company amended its petition. On March 23, 2022 and again on May 4, 2022, Locke Lord, LLP and Mr. Hardin filed a motion for partial summary judgment regarding the Company’s cause of action for breach of fiduciary duty. On July 12, 2022, the Court granted a partial summary judgment and ordered that the Company take nothing on its cause of action for breach of fiduciary duty and ruled that such claims be characterized as professional negligence or legal malpractice causes of action. On August 3, 2022, Locke Lord, LLC and Mr. Hardin filed a motion for summary judgment regarding proximate cause and actual damages. On August 12, 2022, Locke Lord, LLC and Mr. Hardin filed a motion for summary judgment regarding Fifth Circuit law on patent infringement as antitrust conduct and such motion was denied on October 3, 2022.  On September 2, 2022, the Company filed a Second Amended Petition alleging legal malpractice and negligence.  A jury trial date of January 30, 2023 has been set for this case, but on November 8, 2022, the parties filed an Agreed Motion for Continuance which proposes that the trial date be reset to April 3, 2023.

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

Revenues by geography are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
U.S. sales (excluding U.S. government)	$9,197,133	$15,653,047	$28,971,783	$39,336,134
Sales to U.S. government	—	18,420,480	15,731,136	83,560,680
North and South America sales (excluding U.S.)	9,841,536	701,802	24,657,232	3,161,418
Other international sales	4,022,616	1,580,718	12,780,053	2,868,484
Total sales	$23,061,285	$36,356,047	$82,140,204	$128,926,716

Long-lived assets by geography are as follows:

	September 30, 2022	December 31, 2021
Long-lived assets
U.S.	$94,171,727	$83,695,991
International	4,649,685	4,229,660
Total	$98,821,412	$87,925,651

10.  DIVIDENDS

In January 2021, a cash dividend payment of $10,041 was made to Series I preferred shareholders. The Company caused a redemption of its Series I preferred stock on December 31, 2020 pursuant to the terms of the Certificate of Designation for such series.

A cash dividend of $39,050 was paid in January 2021, April 2021, October 2021, January 2022, April 2022, July 2022, and October 2022 to Series II preferred shareholders.  Series III preferred shareholders were paid $39,495 in January 2022 and $19,061 in April 2022, July 2022, and October 2022.

In June 2021, the Board of Directors approved payments to its Series II, Series III, and former Series IV and Series V Class B Preferred Shareholders in the cumulative amount of $5,056,945 representing all current dividends, dividends in arrears, as well as dividends still owed to shareholders who converted their preferred stock in the past.  The dividends were paid on July 22, 2021 to all shareholders who had been contacted and confirmed as the rightful owner entitled to payment. The Company has not yet established contact with all former shareholders, most of whom converted their shares prior to 2001. As of November 1, 2022, the Company is continuing its efforts to establish contact with approximately 90 former shareholders who are entitled to approximately $1.4 million. This, along with the current declared dividends, are reflected in Dividends payable on the Condensed Balance Sheets.

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

13.  STOCK OPTIONS

Stock options were exercised by an employee and a director in the nine months ended September 30, 2022, and, consequently, a total of 11,200 shares of Common Stock were issued for an aggregate payment to the Company of $13,800 to exercise such options.

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

As of September 30, 2022, the Company had negotiated contracts for the purchase of assembly equipment, molds, molding equipment, and auxiliary equipment, for approximately $66.2 million.  A temporary certificate of occupancy has been received for the additional $13 million controlled environment space.  In addition, the Company has received the certificate of occupancy for the new warehouse.  This $5.9 million warehouse was funded by the Company.

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

Of the 100 million authorized shares of Common Stock, 34,024,304 shares were issued and 32,937,159 shares were outstanding as of September 30, 2022.  There were 34,023,104 shares issued and 33,484,935 shares outstanding as of December 31, 2021.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others: the impact of supply chain and transportation delays on all facets of logistics and operations as well as costs; our ability to scale up production volumes in response to an increase in demand; potential tariffs; our ability to maintain liquidity; our maintenance of patent protection; our ability to maintain favorable third party manufacturing and supplier arrangements and relationships; foreign trade risk; our ability to access the market; production costs; the impact of larger market players in providing devices to the safety market; and any other factors referenced in Item 1A. Risk Factors in Part II. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997. VanishPoint® syringes comprised 91.1% of our sales in the first nine months of 2022. EasyPoint® products accounted for 5.4% of sales in the first nine months of 2022. We also manufacture and market an IV safety catheter and blood collection products, including the blood collection tube holder and VanishPoint® Blood Collection Set, which were 3.3% of our total product sales for the first nine months of 2022.

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

The Department of Health and Human Services awarded us another contract on February 12, 2021 to supply low dead-space safety syringes for COVID-19 vaccination efforts. The base price for the contract and purchase order was $54.2 million for the five-month base period of performance (February 15, 2021 to July 14, 2021).  We received non-binding notice that the contract would be extended for seven additional months beyond the base period of performance. However, to date, we have not received additional orders beyond the first four option periods which extended through the end of December 2021. For each period, the freight reimbursement cost was included in total overall contract value and was approximately 25% of the overall price.

Our sales under both of the foregoing orders from the U.S. government were $15.7 million during the first three months of 2022, representing 19.2% of our total sales for the nine-months ended September 30, 2022, but no sales were made to the U.S. government in the second or third quarter of 2022. Both of the above-mentioned orders as well as the TIA (as defined below) from the U.S. government are material events particular to the COVID-19 pandemic and may not be indicative of future operations. While we continue to work with the Department of Health and Human Services, additional orders are uncertain. Our second and third quarter 2022 revenues materially declined as compared with other recent periods due to the absence of U.S. government orders. Recent additions of manufacturing equipment and facilities have increased our production capacity. However, in the absence of significant demand, such capacity may be underutilized. For instance, in the second and third quarter of 2022, with lower demand and high volumes of finished goods on hand, production levels declined despite the increase in production capacity.

Effective July 1, 2020, we entered into a Technology Investment Agreement (“TIA”) with the United States Government Department of Defense, U.S. Army Contracting Command-Aberdeen Proving Ground, Natick Contracting Division & Edgewood Contracting Division (ACC-APG, NCD & ECD) on behalf of the Biomedical Advanced Research and Development Authority (BARDA) for $53.7 million in government funding for expanding our domestic production of needles and syringes to meet ongoing and future U.S. COVID-19 medical countermeasures demands.  Effective May 12, 2021, we entered into an amendment to the TIA providing an additional $27.4 million in funding to include two additional assembly lines and additional controlled environment space. As of September 30, 2022, we have negotiated contracts for the purchase of automated assembly equipment, molds, and molding equipment, as well as portions of auxiliary equipment, for approximately $66.2 million. We have also received a temporary certificate of occupancy for the $13 million additional controlled environment spaces.  Finally, we have received the certificate of occupancy for the new $5.9 million 55,000 square foot warehouse, which is our financial responsibility.

The closure of the Shanghai ports in the second quarter of 2022 reduced the volume of products shipped to us and our international customers from our Chinese manufactures in the second quarter. Consequently, these deliveries were delayed until the third quarter and represented approximately 34% of third quarter international sales.

Higher freight costs have continued through the third quarter of 2022.  The increase in freight costs has significantly impacted our cost of manufactured product, and we expect this trend to continue. These cost increases are not unique to our business, but the fact that a substantial percent of our prior period sales were related to orders from the U.S. government with reimbursed freight costs will affect comparability of 2022 costs and margins to prior periods.  Other factors that could affect our unit costs include increases in tariffs, supplier cost increases, and changing production volumes.  Increases in costs may not be recoverable through price increases of our products.

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

The expansion of our existing administrative offices by 14,000 square feet at a cost of $5.8 million is expected to be completed in late November 2022.

As detailed in Note 4 to the financial statements, we held $26.3 million in equity securities as of September 30, 2022, which represented 28.7% of our current assets. Such amount includes unrealized losses on investments, as well as an additional $2.0 million cash investment during the first quarter of 2022 and $12 million during the second quarter of 2022.  We continually monitor our invested balances.

In response to, among other factors, the global COVID-19 pandemic, our delivery orders from the U.S. government, and the TIA, employee headcount and related salary and benefits costs increased significantly during 2020 and 2021. In June 2022, we reduced our workforce by approximately 16% as a result of the substantial completion of our facility expansion efforts and the completion of U.S. government orders to provide products for COVID-19 vaccination efforts. As of September 30, 2022, the Company employed approximately 204 full-time, part-time, and temporary employees. Compensation costs decreased 6.4%.  As a result of our completion of the original U.S. government delivery orders and the progression of the TIA, we continue to monitor our current level of operating expenses, including the overall impact of our staffing structure.

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

Product purchases from our Chinese manufacturers have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost. In the third quarter of 2022, our Chinese manufacturers produced approximately 94% of our products.  In the event that we become unable to purchase products from our Chinese manufacturers, we may need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes and we would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

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

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements. All period references are to periods ended September 30, 2022 or 2021, as applicable. Dollar amounts have been rounded for ease of reading.

Comparison of Three Months Ended September 30, 2022 and September 30, 2021

Domestic sales accounted for 39.9% and 93.7% of the revenues for the three months ended September 30, 2022 and 2021, respectively.  Domestic revenues decreased 73.0% principally due to the lack of third quarter sales to the U.S. government.  Domestic unit sales decreased 71.6%.  Domestic unit sales were 29.0% of total unit sales for the three months ended September 30, 2022.  International revenues increased approximately 507.4% predominantly due to international vaccination campaigns.  Overall unit sales decreased 11.3%. There is uncertainty as to the timing of future international orders.  The revenues on a per-unit basis in the international market are significantly lower than in the U.S. market.  As a result, increases in international orders and unit sales have the potential to lower our overall revenues on a per-unit basis, as well as our profit margins.

Cost of manufactured product decreased 18.5% principally due to lower volumes.  Royalty expense decreased 35.2% due to decreased gross sales.

Operating expenses were largely unchanged from the prior year.

The loss from operations was $691 thousand compared to income from operations of $8.0 million for the same period last year.  The decrease was due to an overall decrease in revenues and because per-unit costs have risen with lower production levels.

The unrealized loss on equity securities was $615 thousand due to the decreased market values of those securities. Interest expense for the third quarter of 2022 decreased by approximately 23.8% from the same period in the prior year due to less imputed interest associated with the stock exchanges discussed in Note 12 of the financial statements.

The benefit for income taxes was $5.8 million for the third quarter of 2022 in comparison to the provision for income taxes of $1.1 million in the third quarter of 2021.

Comparison of Nine Months Ended September 30, 2022 and September 30, 2021

Domestic sales, including sales to the U.S. government, accounted for 54.4% and 95.3% of the revenues for the nine months ended September 30, 2022 and 2021, respectively.  Domestic revenues decreased 63.6% principally due to lower sales to the U.S. government.  Domestic unit sales decreased 65.5%.  Domestic unit sales were 40.7% of total unit sales for the nine months ended September 30, 2022.  Domestic unit sales excluding the U.S. government sales decreased approximately 38.2%.  International revenues increased approximately 520.9% predominantly due to international vaccination campaigns.  Overall unit sales decreased 21.4%. There is uncertainty as to the timing of future international orders. The revenues on a per-unit basis in the international market are significantly lower than in the U.S. market.  As a result, increases in international orders and unit sales have the potential to lower our overall revenues on a per-unit basis, as well as our profit margins.

Cost of manufactured product decreased 11.4% principally due to lower volumes.  Royalty expense decreased 36.5% due to decreased gross sales.

Operating expenses were largely unchanged from the prior year.

Income from operations was $7.0 million compared to income from operations of $44.1 million for the same period last year.  The decrease was due to an overall decrease in revenues and because per-unit costs have risen with lower production levels.

The unrealized loss on equity securities was $1.2 million due to the decreased market values of those securities. Interest expense for the first nine months of 2022 decreased by approximately 27.2% from the same period in the prior year due to less imputed interest associated with the stock exchanges discussed in Note 12 of the financial statements.

The first nine months of 2022 reflected a $1.5 million benefit for income taxes as opposed to a provision of $11.1 million for the first nine months of 2021.

Discussion of Balance Sheet and Cash Flow Items

Cash comprises 6.7% of total assets. Cash flow from operations was $6.6 million for the nine months ended September 30, 2022 principally due to the collection of accounts receivable. Additionally, we have recorded deferred taxes of $3.9 million which is material to the adjustments to total cash flow from operations. The deferred tax asset represents amounts available to reduce income taxes payable on taxable income in future years.

Cash used by investing activities was $28.2 million for the nine months ended September 30, 2022 due primarily to the purchase of property, plant and equipment, building improvements, and the purchase of equity securities. The impact to cash from the purchase of fixed assets primarily reflects down payments on orders for certain assets as discussed in Note 15 to the financial statements.

Cash provided by financing activities was $5.8 million for the nine months ended September 30, 2022. This was primarily due to proceeds from the government under the TIA for down payments on our orders for fixed assets, but was offset by our repurchase of common stock in the first half of 2022 in the amount of $2.8 million as well as our payment of $1.1 million in connection with the stock exchange discussed in Note 12.

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

Contracts with the U.S. Government

As discussed above, we were awarded a material delivery order by the Department of Health and Human Services of the United States in the total amount of approximately $83.8 million, plus certain expedited freight expenses.  In February 2021, we received another material contract from the Department of Health and Human Services for additional safety syringes representing expected revenues and reimbursable freight costs of $54.2 million for a five-month period ending July 14, 2021 and an initial indication of commitment for seven additional monthly option periods. To date, we have not received additional orders beyond the first four option periods which extended through December 2021. While we continue to work with the Department of Health and Human Services, significant future orders are uncertain.

As discussed above, we entered into a TIA with the U.S. government for a total value of approximately $81.0 million in government funding for expanding our domestic production of needles and syringes.  As of September 30, 2022, we have received approximately $75.5 million for down payments on the purchase of certain fixed assets.

External Sources of Liquidity

We received a PPP Loan in the principal amount of $1.4 million.  On May 13, 2021, we were informed that the entire original principal amount of $1.4 million would be forgiven.

We consider our investment portfolio a source of liquidity as well. As of September 30, 2022, $26.3 million was invested in third party securities.

Capital Resources

Since the execution of the TIA on July 1, 2020, we have significantly expanded our facilities.  These TIA expenditures are generally reimbursable by the U.S. government and discussed elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Other than the TIA expenditures, the only ongoing capital project is the completion of the expansion to our administrative offices by 14,000 square feet.  Our remaining financial obligation for that project is approximately $650 thousand as of November 4, 2022.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the third quarter of 2022 or subsequent to September 30, 2022 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the period ended September 30, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (iv) Condensed Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021; and (v) Notes to Condensed Financial Statements

104	Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2022	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ John W. Fort III
JOHN W. FORT III VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER