Form 10-K
period 2022-12-31
RETRACTABLE TECHNOLOGIES INC
filed 2023-03-30
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 001-16465

Retractable Technologies, Inc.

(Exact name of registrant as specified in its charter)

Texas	75-2599762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

511 Lobo Lane
Little Elm, Texas	75068-5295
(Address of principal executive offices)	(Zip Code)

972-294-1010

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	RVP	NYSE American LLC

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ *

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐ *

*The registrant has included these items on the cover page but, in accordance with Release No. 33-11126, is not completing the relevant check boxes as it is not yet required to have a policy under an applicable exchange listing standard.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐   No   ⌧

The aggregate market value of the common equity held by non-affiliates as of June 30, 2022, was $62,977,835, assuming a closing price of $3.83 and outstanding shares held by non-affiliates of 16,443,299.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 10, 2023, there were 29,937,159 shares of our Common Stock outstanding, excluding treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement filed on March 30, 2023 for the Annual Meeting of Shareholders to be held May 9, 2023 are incorporated by reference into Part III hereof.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2022

i

PART I

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, supply chain disruptions, our ability to scale up production volumes in response to an increase in demand, potential tariffs, our ability to maintain liquidity, our maintenance of patent protection, our ability to maintain favorable third party manufacturing and supplier arrangements and relationships, foreign trade risk, our ability to access the market, production costs, the impact of larger market players in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

Item 1. Business.

DESCRIPTION OF BUSINESS

General Development of Business

Retractable Technologies, Inc. was incorporated in Texas in 1994. Our business is the manufacturing and marketing of safety medical products (predominately syringes) for the healthcare industry. We have manufacturing facilities in Little Elm, Texas and use manufacturers in China as well. Our syringes are well-suited for administering vaccinations and our revenues materially increased in 2020-2021 due to COVID-19 vaccination demand.  Our revenues decreased as sales to the U.S. government for vaccinations wound down in the first quarter of 2022, although international vaccination demand positively impacted sales throughout 2022.

We increased our manufacturing capacity in Little Elm, Texas, funded in part by the Technology Investment Agreement ("TIA") with the United States Government Department of Defense, U.S. Army Contracting Command-Aberdeen Proving Ground, Natick Contracting Division & Edgewood Contracting Division (ACC-APG, NCD & ECD) on behalf of the Biomedical Advanced Research and Development Authority (BARDA), as amended (“TIA”). The TIA funded the $81.0 million facilities expansion and purchase of new manufacturing equipment and related ancillary equipment.  At our own expense, we constructed a new warehouse onsite for housing finished goods and raw materials to be used in the manufacturing process as well as an expansion to our administrative offices.

Description of Business

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

VanishPoint® syringe sales have historically comprised most of our sales. VanishPoint® syringe sales were 91.5%; 93.6%; and 84.0% of our revenues in 2022, 2021, and 2020. EasyPoint® products accounted for 4.9% of sales in 2022.

From 2020 through the first quarter of 2022, the U.S. government was a significant customer due to efforts to vaccinate the U.S. population against COVID-19. Sales to the Department of Health and Human Services for safety syringes totaled $15.7 million in 2022 (concentrated in the first quarter), $113.7 million in 2021, and $31.6 million in 2020.  The orders from the Department of Health and Human Services included reimbursement of freight costs.  As such, comparability of 2022 revenue and expenses to revenues and expenses in recent years may be challenging.  Moreover, we believe domestic customers may have retained product provided for vaccination purposes in inventory through 2022, leading to a decrease in overall demand.

We currently have under development additional safety products that add to or build upon our current product line offering.

Our products are sold to and used by healthcare providers.  Historically, an overwhelming majority of our products have been sold domestically.  However, in 2022, 44.9% of our sales were international sales.  The increase is attributable to higher international revenues from vaccination efforts which lagged domestic vaccination sales by a year or more.

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

Seasonality

Historically, unit sales have increased during the flu season. Seasonal trends were less pronounced in 2020 and 2021 due to demand related to the COVID-19 vaccine. Trends in 2022 were difficult to categorize by revenue figures, as

2022 demand was affected by a surplus of products remaining in our customers’ inventories following vaccination-related purchases and grants in 2020-2021.

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

For all products manufactured for sale in the domestic market, we have given notice of intent to market to the FDA, and the devices were shown to be substantially equivalent to the predicate devices for the stated intended use. For all products manufactured for sale in the domestic market and foreign market, we hold a Quality Management System certification to ISO 13485:2016. Additionally, for all products manufactured for sale into the applicable countries, we hold a Quality Management System certification in compliance with the Medical Device Single Audit Program (MDSAP). We do not currently hold a CE mark but are pursuing certification to sell into the European Union.

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

Competitive Conditions

Our competitive position remains much the same as before the COVID-19 pandemic.  We continue to face fierce competition from much larger and more established companies across the U.S. healthcare market.  While our products were widely used in the mass vaccination efforts during the CODID-19 pandemic, there is no assurance that we will be able to gain market share due to our relative size and presence in the overall U.S. healthcare market.

Becton. Dickinson and Company (“BD”), a global company which we had previously considered our primary competitor, spun off a portion of its syringe, needle, and injection product division as Embecta Corp. (“Embecta”) in April 2022.  Though newly formed, Embecta licenses existing BD intellectual property and has continued to use the BD branding on its products and is provided with certain other services by BD.  Embecta, which specializes in diabetes management, along with BD itself, are formidable competitors with greater market share and greater resources than us.

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

Employees

As of March 10, 2023, we had 198 employees. 190 of such employees were full time employees. We provide equal employment opportunities to all employees and applicants for employment without regard to race, color, religion, gender, national origin, age, disability, marital status, ancestry, veteran status, workers’ compensation status or any other characteristic protected by federal, state, or local law. We have adopted a policy of zero tolerance for any form of unlawful discrimination or retaliation. In 2021, we increased wages considerably, particularly for our entry-level employees, in order to compete for labor.

On March 22, 2023, we reduced our workforce by approximately 22% as a result of decreased need for domestic production.  The decrease in headcount will result in expected annualized savings in salaries and wage expense of approximately $1.7 million, or 13%.  We expect to incur approximately $154 thousand in separation costs as a result.

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

We Are Concerned that Our Stock May Be Manipulated

As previously disclosed, we are concerned there may be manipulation of our stock.   We engaged an independent, highly reputable economic consulting firm in 2021 at the expense of approximately $640 thousand which analyzed millions of trades in our stock in recent years.  The resulting in-depth analysis confirmed that there were statistically significant anomalies in the market’s reaction to our positive disclosures, meaning that our stock price would often react negatively or in a statistically insignificant way following positive earnings reports and press releases.  We presented evidence of the anomalies to the U.S. Securities and Exchange Commission.  In late November 2022, the SEC informed us that it would not pursue the matter further from an enforcement perspective.  As such, there is a risk that an investment in our stock will continue not to track our operational performance.

In our April 2022 press release describing the lack of correlation between the stock price and our economic performance, we noted that the then-current market capitalization was less our asset value at that time.  This remains true.  As of December 31, 2022, our market capitalization was $49.1 million (based on a $1.64 per share closing price) and total stockholders’ equity was $108 million.

Our Customers Have Excess Product In Inventory and We Cannot Predict When It Will Be Depleted

We believe domestic customers have retained Retractable products purchased or provided for vaccination purposes in inventory, leading to a decrease in demand for our products.  It is unclear when the excess inventory surplus will clear.  Until the inventory is depleted, we expect domestic demand to continue to be depressed.

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

VanishPoint® syringes comprised 91.5% of sales in 2022. When the patents of the VanishPoint® syringes and other products expire, we may experience a significant and rapid loss of sales, and our competitive position in the marketplace may weaken if other competitors use our technology. Such occurrences could have a material adverse effect on profitability.

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

For instance, Becton. Dickinson and Company (“BD”), a global company which we had previously considered our primary competitor, spun off a portion of its syringe, needle, and injection product division as Embecta Corp. (“Embecta”) in April 2022.  Though newly formed, Embecta licenses existing BD intellectual property and has continued to use the BD branding on its products and is provided with certain other services by BD.  Embecta’s 2022 annual report indicated that the company had 1,900 employees, as compared to our workforce of less than 200 employees.  With resources greatly in excess of our own, we expect Embecta will be a formidable competitor.

Operations May Be Affected by Foreign Trade Policy

We are subject to risks associated with foreign trade policy. In 2022, we used Chinese manufacturers to produce 91.6% of our products.

In the event that we become unable to purchase product from our Chinese manufacturers, we may need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes, and we would increase domestic production for the 1mL and 3mL syringes. Even with increased domestic production, we may not be able to avoid a disruption in supply.

Trade protection measures, including tariffs, and/or changes to import or export requirements could materially adversely impact our operations. We cannot predict the impact of potential changes to U.S. foreign trade policy. Additionally, we derived 44.9% of our revenues in 2022 from international sales. International sales, particularly in emerging market countries, are further subject to a variety of regulatory, economic, and political risks as well.

We Are Controlled by One Shareholder

Thomas J. Shaw, our President and Chief Executive Officer, has investment or voting power over a total of 51.4% of the outstanding Common Stock as of March 10, 2023. Mr. Shaw therefore has the ability to direct our operations and financial affairs and significant influence to elect members of our Board of Directors. His interests may not always coincide with the Company’s interests or the interests of other stockholders. This concentration of ownership, for example, may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially adversely affect the market price of our Common Stock. The concentration of ownership may likewise influence Mr. Shaw’s continued employment and position as President, CEO, and Chairman of the Board.  Mr. Shaw’s rights under the Technology License Agreement, as the owner of the technology we produce, present similar conflicts of interest.

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

Additionally, as a public Texas corporation, we are generally prohibited from entering into a business combination with a person who acquires twenty percent or more of our stock for three years unless either: (1) the combination or acquisition is pre-approved by our Board; or (2) the combination is approved by affirmative vote of the shareholders of at least two-thirds of the outstanding voting shares entitled to vote, excluding the affiliated shareholder.  As such, independent of the rights granted to Mr. Shaw under the Amendment, as beneficial owner of 51.4% of our stock and Chairman of the Board, Mr. Shaw has considerable influence on all business combination decisions.

Supply Chain Disruptions Could Negatively Impact our Profitability

Our operations are dependent upon timely delivery of finished goods from our Chinese manufacturers and timely delivery of sufficient quantities of components and raw materials for domestic manufacturing. Any disruption in our suppliers’ operations or timely availability of shipments from our third-party freight carriers, could disrupt our ability to provide product to our customers in a timely manner, which could materially and adversely affect our results of operations and cash flows.

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

Our Stock Has Recently Experienced Significant Price Fluctuation

Our stock price experienced significant fluctuation during 2022 and may continue to be unpredictable.  Our stock price fluctuated in 2022 from a high in January of $7.37 per share to a low price in December of $1.61.  As of March 10, 2023, the stock price was $1.79 per share.

We entered into a private stock repurchase effective December 2022 for the purchase of three million shares of our Common Stock at $1.60 per share.  We purchased 558,976 shares of our common stock in 2022 at an average price of $5.01 per share pursuant to our stock repurchase plan established in June 2021 which plan was terminated in April 2022.

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

We May Experience Losses in Our Investment Account

Our investment portfolio is subject to market risk. As a result, the value and liquidity of our cash equivalents and marketable securities could fluctuate substantially. Likewise, our other income and expenses could vary materially depending on gains or losses realized on the sale or exchange of investments and other factors. Increased volatility in the financial markets and overall economic uncertainty could increase the risk that actual amounts realized on our investments may differ from the fair values currently assigned to them. Because 15.2% of our total assets are invested in the market, fluctuations in market values could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

Health Crises Could Have an Adverse Effect on Our Business

In any future health crisis, we may elect or be required to close temporarily which would result in a disruption in our activities and operations. Our supply chain, including transportation channels, may be impacted by any such restrictions as well. Any such disruption could impact our sales and operating results.

Widespread health crises also negatively affect economies which could affect demand for our products. In the event of a resurgence of COVID-19 or in the case of any future pandemic, there is no guarantee that revenues from syringes needed for vaccines would offset the effects to our business of a global economic decline.

Travel and import restrictions may also disrupt our ability to manufacture or distribute our products. Any import or export or other cargo restrictions related to our products or the raw materials used to manufacture our products could restrict our ability to manufacture and ship products and harm our business, financial condition, and results of operations.

Our key personnel and other employees could be affected by COVID-19 or any future pandemic, which could affect our ability to operate efficiently.

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

Item 1B. Unresolved Staff Comments.

Not applicable and none.

Item 2. Properties.

Our headquarters are located at 511 Lobo Lane, on 35 acres, which we own, overlooking Lake Lewisville in Little Elm, Texas. The headquarters are in good condition and houses our administrative offices and manufacturing facility. The manufacturing facility produced approximately 8.4% of the units that were manufactured in 2022. As a result of recent expansions, we have significant additional domestic production capacity.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our Common Stock has been listed on the NYSE American (or its predecessor entities) under the symbol “RVP” since May 4, 2001.  The closing market price on March 10, 2023 was $1.79 per share.

SHAREHOLDERS

As of March 10, 2023, there were 34,024,304 shares of Common Stock issued, of which 4,087,145 shares were held in treasury.  There were 149 shareholders of record, not including Cede & Co. participants or beneficial owners thereof.

DIVIDENDS

We have not ever declared or paid any dividends on the Common Stock. We have no current plans to pay any cash dividends on the Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information relating to our equity compensation plans as of December 31, 2022:

Equity Compensation Plan Information

		Weighted	Number of securities
		average exercise	remaining available for
	Number of securities	price of	future issuance under
	to be issued upon	outstanding	equity compensation
	exercise of	options,	plans (excluding
	outstanding options,	warrants and	securities reflected in
	warrants and rights	rights	column(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	147,150	$2.06	2,000,000
Total	147,150	$2.06	2,000,000

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return for our Common Stock (RVP) from December 31, 2017 to December 31, 2022, to the total returns for the Russell Microcap® and the Dow Jones U.S. Select Medical Equipment Index (DJSMDQ).  We have selected the DJSMDQ Index this year following the spin off by Becton, Dickinson and Company (BDX) of its diabetes care business, Embecta Corp. (EMBC).  In accordance with the instructions to Item 201(e) of Regulation S-K, we have included five years of information for our former peer issuer, BDX, as well. The graph assumes an investment of $100 in the aforementioned equities as of December 31, 2017, and that all dividends are reinvested.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate
	Total		Shares Purchased as	Dollar Value of
	Number of	Average Price	Part of Publicly	Shares that May Yet Be
	Shares	Paid Per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs
December 1, 2022 through December 31, 2022	3,000,000	$1.60	—	$—
Total	3,000,000	$1.60	—

These shares were purchased pursuant to a stock repurchase agreement with BML Investment Partners, L.P. effective December 27, 2022.

Item 6. Reserved.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, supply chain disruptions, our ability to scale up production volumes in response to an increase in demand, potential tariffs, our ability to maintain liquidity, our maintenance of patent protection, our ability to maintain favorable third party manufacturing and supplier arrangements and relationships, foreign trade risk, our ability to access the market, production costs, the impact of larger market players in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

Overview

We have been manufacturing and marketing our products since 1997. VanishPoint® syringes comprised 91.5% of our sales in 2022. EasyPoint® products accounted for 4.9% of sales in 2022. We also manufacture and market an IV safety catheter and blood collection products, including the blood collection tube holder and VanishPoint® Blood Collection Set, which were 3.6% of our total product sales in 2022.

We believe domestic customers have retained products provided for vaccination purposes in inventory through 2022, leading to a decrease in our 2022 domestic sales.  Customers have reported that demand was diminished due to such remaining syringe inventory.

Our products have been and continue to be distributed nationally and internationally through numerous distributors. Some of our popular syringe products provide low dead-space.  Low dead-space syringes reduce residual medication remaining in the syringe after the dose has been administered.  In some instances, the low dead-space allows for additional doses of medication to be obtained from the vials.  Our 2022 marketing strategy included a focus on the advantages of our low dead-space products, including the potential to reduce the costs associated with wasted medication.

On May 1, 2020, we were awarded a delivery order under an existing contract by the Department of Health and Human Services of the United States to supply automated retraction safety syringes for COVID-19 vaccination efforts, which order was in the amount of $83.8 million plus $10 million in expedited freight costs.  The period of performance for this order ended in March 2022. The Department of Health and Human Services awarded us another contract on February 12, 2021 to supply low dead-space safety syringes for COVID-19 vaccination efforts.  The base price for the contract and purchase order was $54.2 million for the initial five-month base period of performance.  We received orders for an additional four option periods which extended through the end of December 2021. Freight reimbursement cost was included in total overall contract value and was approximately 25% of the overall price.

Our sales under both of the foregoing orders from the U.S. government were $15.7 million in 2022 (which sales were concentrated in the first quarter) as compared to $113.7 million in 2021. Both of the above-mentioned orders as well as the TIA from the U.S. government are material events particular to the COVID-19 pandemic and are not indicative of future operations.

Effective July 1, 2020, we entered into a TIA with the United States Government Department of Defense, U.S. Army Contracting Command-Aberdeen Proving Ground, Natick Contracting Division & Edgewood Contracting Division (ACC-APG, NCD & ECD) on behalf of the Biomedical Advanced Research and Development Authority (BARDA) for $53.7 million in government funding for expanding our domestic production of needles and syringes to meet ongoing and future U.S. COVID-19 medical countermeasures demands.  Effective May 12, 2021, we entered into an amendment to the TIA to include two additional assembly lines and additional controlled environment space.  We have received all equipment and have completed all property construction required by the TIA.  Recent additions of manufacturing equipment and facilities have increased our production capacity and our overhead costs.  Additionally, in 2022, we expanded our existing administrative offices at a total cost of $5.8 million.

Freight costs were materially higher in 2022 than in previous years.  The increase in freight costs significantly impacted our cost of manufactured product. These cost increases are not unique to our business, but the fact that a substantial percent of our prior period sales were related to orders from the U.S. government with reimbursed freight costs will affect comparability of 2022 costs and margins to prior periods.  In the first half of 2022, we had challenges sourcing transportation and closures in Shanghai delayed certain shipments.  To date, transportation delays have not had a material adverse effect on our customer base.

In addition, in 2022, we experienced an increase in raw materials costs, principally the cost of petroleum-based plastics used in our molded components.  Although we experienced certain cost increases in raw materials, those costs primarily affected our domestic manufacturing because the finished goods we purchased from China (being 91.6% of our products) did not change in price during 2022. Other factors that could affect our unit costs include increases in tariffs, supplier cost increases, and changing production volumes.  Increases in costs may not be recoverable through price increases of our products.

Historically, an overwhelming majority of our products have been sold domestically.  However, in 2022, 44.9% of our sales were international sales.  The increase is attributable to higher international revenues from vaccination efforts which lagged domestic vaccination sales by a year or more.

As detailed in Note 4 to the financial statements, we held $29.7 million in debt and equity securities as of December 31, 2022, which represented 15.2% of our total assets. Such amount includes $14 million of additional cash investments made in 2022.  We realized a $328 thousand loss from investment sales in 2022, but recognized an unrealized gain of $2.3 million.  We continually monitor our invested balances.

In June 2022, we reduced our workforce by approximately 16% as a result of the substantial completion of our facility expansion efforts and the completion of U.S. government orders to provide products for COVID-19 vaccination efforts.  However, in past years, wages, including those of executive officers, were increased.  The annualized reduction in salary and wage expense was approximately $2.1 million, offset by roughly $200 thousand in separation costs.  On March 22, 2023, we reduced our workforce by approximately 22% as a result of decreased need for domestic production.  The decrease in headcount will result in expected annualized savings in salaries and wage expense of approximately $1.7 million, or 13% as compared to 2022 expenses.  We expect to incur approximately $154 thousand in separation costs as a result.

In December 2022, the Board terminated all outstanding awards under the 2021 Stock Option Plan because they were underwater.  The termination caused an acceleration of recognition of future periods’ stock option expense in the fourth quarter of 2022.  A total of $10.1 million in stock option expense was recognized in 2022.  Of this amount, $5.5 million was due to the acceleration. These non-cash expenses are classified as General and administrative expenses.  Total stock option expense associated with the now-terminated options comprises approximately 42.1% of the total General and administrative expenses incurred in 2022.  For further information regarding the stock option expense acceleration, refer to Note 19.

Effective June 4, 2021, we entered into a repurchase plan (the “Plan”) for the purchase of up to $10 million of our Common Stock.  Under the Plan, open market purchases of our Common Stock commenced June 18, 2021 and 1,087,145 shares were purchased through the Plan’s termination on April 14, 2022 for an aggregate purchase price of approximately $8.1 million.

We terminated the repurchase plan because our stock price appeared not to be correlated with our economic performance.  This concern remains.  We engaged an independent highly reputable economic consulting firm in 2021 at an expense of approximately $640 thousand and presented the consulting firm’s evidence of anomalies in our trading to the U.S. Securities and Exchange Commission in March 2022.  In late November 2022, the SEC informed us that it would not pursue the matter further from an enforcement perspective.

We were approached in late 2022 by an unaffiliated shareholder to engage in a private repurchase of a block of three million shares and we negotiated the repurchase at a price per share of $1.60 for a total transaction price of $4.8 million.

Historically, unit sales have increased during the flu season. Seasonal trends in 2020 and 2021 were less pronounced due to demand related to the COVID-19 vaccine.  Trends in 2022 were difficult to categorize by revenue figures.  A significant factor in depressed 2022 domestic demand was the retention of vaccination products by domestic customers in inventory.

Product purchases from our Chinese manufacturers have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost. In 2022, our Chinese manufacturers produced approximately 91.6% of our products. In the event that we become unable to purchase products from our Chinese manufacturers, we may need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes, and we would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

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

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements. All period references are to our fiscal years ended December 2022 and 2021. Dollar amounts have been rounded for ease of reading.

Comparison of Year Ended

December 31, 2022 and Year Ended December 31, 2021

Domestic sales, including sales to the U.S. government, accounted for 55.1% and 88.9% of the revenues in 2022 and 2021, respectively. Domestic revenues decreased 68.8% principally due to the cessation of orders from the U.S. government and an overall decrease in non-government domestic orders commensurate with declining demand for COVID-19 vaccinations.  Domestic unit sales decreased 69.5%. Domestic unit sales were 41.7% of total unit sales for 2022.  International revenues increased 105% predominantly due to international vaccination campaigns. Overall unit sales decreased 38.9% and our overall revenues decreased by 49.7%.  The significant decrease in domestic revenues, principally U.S. government sales, accounts for the predominant change in overall revenue.  We cannot predict whether any future U.S. government orders may occur.

There is uncertainty as to the timing of future international orders.  The revenues on a per-unit basis in the international market are significantly lower than in the U.S. market.  As a result, increases in international orders and unit sales have the potential to lower our overall revenues on a per-unit basis, as well as our profit margins.

Cost of manufactured product decreased 25.8% principally due to an overall decline in units sold of 38.9%. Royalty expense decreased 47.5% due to lower gross sales.

Operating expenses increased 27.9% from the prior year. This is substantially due to the acceleration of stock option expense related to the cancellation of stock options previously granted to executive officers, resulting in approximately $5.5 million in additional expenses.  Of the total $24.0 million in General and administrative expenses for 2022, stock option expense accounted for approximately $10.1 million, as compared to $3.7 million in 2021.

The loss from operations was $853 thousand as compared to income from operations of $72.6 million in 2021.  The decrease was principally due to the significant decline in sales to the U.S. government and sharply higher operating expenses.  Contributing to the decline was also the lower per-unit international revenues and higher than previous per-unit costs.

Other income – TIA recognized in 2022 increased by $3.4 million over 2021 as manufacturing assets were placed into service and began to replace original manufacturing equipment.  The income is recognized coincident with depreciation expense and reduces our other long-term liability attributable to the TIA.

The unrealized gain on debt and equity securities was $2.3 million due to the increased market values of those securities. Interest expense for 2022 decreased from the prior year due to less imputed interest associated with the stock exchanges discussed in Note 20 of the financial statements.  Interest and other income declined by $257 thousand primarily due to the loss of $289 thousand on the sale of investments.

The provision for income taxes was $84 thousand for 2022 in comparison to $18.9 million in 2021.  For a detailed description of the determination and components of calculating the provision, please refer to Note 11 of the financial statements.

A comparison of the results of operations for the years ended December 31, 2021 and December 31, 2020 is omitted from this discussion. Such comparison was included in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 in Item 7 of Part II thereof.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations was $16.8 million in 2022, principally due to a $29.7 million reduction of accounts receivable but was offset by a $14.0 million decrease of accounts payable. Additionally, we have recorded $10.6 million in income taxes receivable and deferred taxes of $7.3 million which is material to the adjustments to total cash flow from operations. The recognition of $10.6 million in income taxes receivable is due to revised state tax estimates as the result of a state tax nexus study.  The deferred tax asset represents amounts available to reduce income taxes payable on taxable income in future years. The determination and calculation of state taxes and deferred taxes is further discussed in Note 11 of the financial statements.

Cash used by investing activities was $31.2 million for the year ended December 31, 2022 due primarily to the purchase of property, plant and equipment, building improvements, and the purchase of equity securities. The impact to cash from the purchase of fixed assets primarily reflects payments on orders for certain assets reimbursed by the U.S. government under the TIA.  We do not expect any significant future cash flows from the TIA, with the exception of collection of amounts due from the government at year end.

Cash provided by financing activities was $5.0 million for the year ended December 31, 2022. This was primarily due to proceeds from the government under the TIA for payments on our orders for fixed assets, but was offset by our repurchase of our own common stock in the amount of $7.6 million as well as our payment of $1.1 million in connection with the private stock exchange discussed in Note 20.

We have historically funded operations primarily from the proceeds from revenues, private placements, litigation settlements, and loans. We expect to fund operations going forward from revenues, cash reserves, and investments available for sale if the need to access those funds arises. We do not, and historically have not, utilized lines of credit to fund operations.  We continue to assess our operational cash needs and potential sources of financing but can make no assurances to future sources of funding on acceptable terms.

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

Cash Requirements

We believe we will have adequate means to meet our short-term needs to fund operations for at least 12 months from the date of issuance of the financial statements. Besides cash reserves and expected income from operations, we also have access to our investments which may be liquidated in the event that we need to access the funds for operations.  Expected short-term uses of cash include payroll and benefits, royalty expense, inventory purchases, contractual obligations, capital expenditures, payment of income taxes, quarterly preferred stock dividends, and other operational priorities. Our year-end liabilities are detailed in our financial statements, including Notes 8 through 9 to the financial statements.   We believe we will have adequate means to meet our currently foreseeable long-term liquidity needs. In the event that our long-term cash requirements exceed our current reserves and our ability to generate cash from operations, management would reduce our operational cash requirements.

Capital Resources

Since the execution of the TIA on July 1, 2020, we have significantly expanded our facilities.  There are no remaining planned capital projects.

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

DECEMBER 31, 2022 and 2021

RETRACTABLE TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Retractable Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Retractable Technologies, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition - Rebates

As described in Note 2 to the financial statements, the Company’s estimated contractual pricing allowances for rebates at December 31, 2022 is $3.0 million. The Company recognizes revenue when it has satisfied all performance obligations to the customer. Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances. Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports. Once rebates are issued they are applied against the customer’s receivable balance.

We identified management’s estimates of contractual pricing allowances for rebates as a critical audit matter because our evaluation of the Company’s methods and assumptions used in estimating the contractual pricing allowances involved especially challenging auditor judgment and required a high degree of audit effort.

The primary procedures we performed to address this critical audit matter included:

●	Testing management’s process for determining the estimates of contractual pricing allowances for rebates by performing the following procedures:
o	Obtaining an understanding of management’s process for estimating the contractual pricing allowances for rebates.
o	Testing management’s analysis for clerical accuracy.
o	Testing the completeness, accuracy, and reliability of underlying data used by management in the estimate.
o	Evaluating the reasonableness of significant assumptions used by management.
●	Developing an independent expectation of contractual pricing allowances for rebates as of the period end based on historical trends in sales to distributors and compared such expectation to the Company’s estimate.
●	Performed retrospective reviews by comparing subsequently issued rebates to balances as of December 31, 2022 and 2021.

/s/ Moss Adams LLP

Dallas, Texas

March 30, 2023

We have served as the Company’s auditor since 2016.

RETRACTABLE TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$19,721,345	$29,162,913
Accounts receivable, net	4,835,119	34,859,505
Receivable from Technology Investment Agreement (TIA)	2,025,413	5,924,136
Investments in debt and equity securities, at fair value	29,657,314	13,268,986
Inventories	20,684,168	20,589,919
Income taxes receivable	10,619,835	—
Prepaid estimated taxes	4,295	—
Other current assets	1,262,221	701,969
Total current assets	88,809,710	104,507,428

Property, plant, and equipment, net	100,152,768	87,925,651
Deferred tax asset	6,518,663	13,865,834
Other assets	184,524	5,675
Total assets	$195,665,665	$206,304,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,404,925	$20,404,573
Current portion of long-term debt	285,954	289,114
Accrued compensation	997,530	1,056,656
Dividends payable	1,417,937	1,438,371
Accrued royalties to shareholder	973,701	3,450,684
Other accrued liabilities	1,992,144	3,725,527
Income taxes payable	63,631	4,959,878
Total current liabilities	12,135,822	35,324,803

Other long-term liabilities	75,459,612	69,996,330
Long-term debt, net of current maturities	1,533,422	1,814,194
Total liabilities	89,128,856	107,135,327

Commitments and contingencies – see Note 10

Stockholders’ equity:
Preferred stock, $1 par value:
Class B; authorized: 5,000,000 shares
Series II, Class B convertible; 156,200 shares outstanding at December 31, 2022 and 2021 (liquidation preference of $1,952,500)	156,200	156,200
Series III, Class B convertible; 76,245 shares outstanding at December 31, 2022 and 2021 (liquidation preference of $953,063)	76,245	76,245
Common Stock, no par value; authorized: 100,000,000 shares; 34,024,304 shares issued and 29,937,159 and 33,484,935 shares outstanding at December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	73,164,501	63,024,888
Retained earnings	46,028,541	41,182,429
Common stock in treasury – at cost (4,087,145 and 528,169 shares at December 31, 2022 and 2021, respectively)	(12,888,678)	(5,270,501)
Total stockholders’ equity	106,536,809	99,169,261
Total liabilities and stockholders’ equity	$195,665,665	$206,304,588

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021	2020
Sales, net	$94,818,938	$188,382,454	$81,862,453
Cost of sales:
Cost of manufactured product	60,628,548	81,711,840	39,377,794
Royalty expense to shareholder	5,937,107	11,318,093	5,476,306
Total cost of sales	66,565,655	93,029,933	44,854,100
Gross profit	28,253,283	95,352,521	37,008,353

Operating expenses:
Sales and marketing	4,544,052	4,477,651	4,061,904
Research and development	525,727	901,381	574,527
General and administrative	24,036,480	17,378,301	8,301,169
Total operating expenses	29,106,259	22,757,333	12,937,600
Income (loss) from operations	(852,976)	72,595,188	24,070,753

Gain on forgiveness of PPP loan	—	1,377,652	—
Other income - TIA	3,832,747	425,158	—
Unrealized gain on debt and equity securities	2,343,359	513,529	1,870,010
Interest and other income	9,948	266,467	392,748
Interest expense	(170,651)	(227,183)	(260,264)
Income before income taxes	5,162,427	74,950,811	26,073,247
Provision for income taxes	83,870	18,886,570	1,850,234
Net income	5,078,557	56,064,241	24,223,013
Preferred Stock dividend requirements	(232,444)	(241,703)	(573,868)
Deemed contribution on extinguishment of preferred stock	—	—	2,975,708
Net income applicable to common shareholders	$4,846,113	$55,822,538	$26,624,853

Basic earnings per share	$0.15	$1.65	$0.80

Diluted earnings per share	$0.15	$1.63	$0.80

Weighted average common shares outstanding:
Basic	32,896,348	33,870,819	33,169,307
Diluted	32,961,945	34,244,699	33,300,654

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series I Class B		Series II Class B		Series III Class B		Series IV Class B		Series V Class B		Common
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	96,000	$96,000	171,200	$171,200	129,245	$129,245	342,500	$342,500	34,000	$34,000	32,674,954	$—

Exchange of Preferred Stock for Common Stock	—	—	—	—	(22,500)	(22,500)	(342,500)	(342,500)	(34,000)	(34,000)	754,000	—

Conversion of Preferred Stock into Common Stock	(81,700)	(81,700)	(15,000)	(15,000)	—	—	—	—	—	—	96,700	—

Stock Option Exercises	—	—	—	—	—	—	—	—	—	—	431,550	—

Redemption	(14,300)	(14,300)	—	—	—	—	—	—	—	—	—	—

Dividends	—	—	—	—	—	—	—	—	—	—	—	—

Net income	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2020	—	—	156,200	156,200	106,745	106,745	—	—	—	—	33,957,204	—

Conversion of Preferred Stock into Common Stock	—	—	—	—	(30,500)	(30,500)	—	—	—	—	30,500	—

Stock Option Exercises	—	—	—	—	—	—	—	—	—	—	25,400	—

Dividends	—	—	—	—	—	—	—	—	—	—	—	—

Stock Option Compensation	—	—	—	—	—	—	—	—	—	—	—	—

Repurchase of Common Stock - at cost	—	—	—	—	—	—	—	—	—	—	(528,169)	—

Net income	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2021	—	—	156,200	156,200	76,245	76,245	—	—	—	—	33,484,935	—

Stock Option Exercises	—	—	—	—	—	—	—	—	—	—	11,200	—

Dividends	—	—	—	—	—	—	—	—	—	—	—	—

Stock Option Compensation	—	—	—	—	—	—	—	—	—	—	—	—

Repurchase of Common Stock - at cost	—	—	—	—	—	—	—	—	—	—	(3,558,976)	—

Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—

Balance as of December 31, 2022	—	$—	156,200	$156,200	76,245	$76,245	—	$—	—	$—	29,937,159	$—

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Additional	Retained Earnings/
	Paid-in	(Accumulated	Treasury
	Capital	Deficit)	Stock	Total
Balance as of December 31, 2019	$61,660,744	$(33,891,234)	—	$28,542,455

Exchange of Preferred Stock for Common Stock	(3,090,672)	—	—	(3,489,672)

Conversion of Preferred Stock into Common Stock	96,700	—	—	—

Stock Option Exercises	922,512	—	—	922,512

Redemption	(92,950)	—	—	(107,250)

Dividends	(210,933)	—	—	(210,933)

Net income	—	24,223,013	—	24,223,013

Balance as of December 31, 2020	59,285,401	(9,668,221)	—	49,880,125

Conversion of Preferred Stock into Common Stock	30,500	—	—	—

Stock Option Exercises	48,600	—	—	48,600

Dividends	—	(5,213,591)	—	(5,213,591)

Stock Option Compensation	3,660,387	—	—	3,660,387

Repurchase of Common Stock - at cost	—	—	(5,270,501)	(5,270,501)

Net income	—	56,064,241	—	56,064,241

Balance as of December 31, 2021	63,024,888	41,182,429	(5,270,501)	99,169,261

Stock Option Exercises	13,800	—	—	13,800

Dividends	—	(232,445)	—	(232,445)

Stock Option Compensation	10,125,813	—	—	10,125,813

Repurchase of Common Stock - at cost	—	—	(7,618,177)	(7,618,177)

Net income	—	5,078,557	—	5,078,557

Balance as of December 31, 2022	$73,164,501	$46,028,541	$(12,888,678)	$106,536,809

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2022	2021	2020
Cash flows from operating activities
Net income	$5,078,557	$56,064,241	$24,223,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,602,961	1,257,417	832,069
Net unrealized gain on investments	(2,343,359)	(513,529)	(1,870,010)
Realized gain (loss) on investments	327,926	—	(162,595)
Accreted interest	60,115	109,019	—
Bond amortization	(159)	—	—
Deferred taxes	7,347,171	(9,234,628)	(4,631,206)
Provision for doubtful accounts	322,991	150,000	59,440
Share-based compensation	10,125,813	3,660,387	—
Other income - TIA	(3,832,747)	—	—
Gain on forgiveness of PPP loan	—	(1,377,652)	—
Loss on disposal of assets	—	—	33,140
(Increase) decrease in operating assets:
Accounts receivable	29,701,396	(13,877,663)	(14,626,910)
Inventories	(94,249)	(10,355,273)	(2,784,054)
Other current assets	(560,200)	(17,652)	(49,116)
Income taxes receivable	(10,619,886)	—	100,785
Prepaid estimated taxes	(4,296)	—	—
Other assets	(178,850)	38,892	43,748
Increase (decrease) in operating liabilities:
Accounts payable	(13,999,647)	4,148,128	11,248,840
Accrued liabilities	(4,269,163)	2,147,705	2,232,059
Income taxes payable	(4,896,246)	594,107	4,347,826
Net cash provided by operating activities	16,768,128	32,793,499	18,997,029

Cash flows from investing activities
Purchase of property, plant, and equipment	(16,830,077)	(58,366,563)	(21,049,656)
Purchase of debt and equity securities	(18,135,191)	(4,748,624)	(2,242,897)
Proceeds from the sales of equity securities	3,762,454	75,000	3,965,329
Net cash used by investing activities	(31,202,814)	(63,040,187)	(19,327,224)

Cash flows from financing activities
Repayments of long-term debt	(283,933)	(274,791)	(260,894)
Proceeds of long-term debt	—	—	1,363,000
Proceeds from Technology Investment Agreement (TIA)	14,235,417	52,366,282	10,636,822
Proceeds from the exercise of stock options	13,800	48,600	922,512
Payment of preferred stock redemption price payable	—	(101,250)	—
Payment of preferred stock repurchase payable	(1,101,110)	(1,101,110)	(482,670)
Payment of preferred stock dividends	(252,879)	(3,824,311)	(216,642)
Repurchase of common stock	(7,618,177)	(5,270,501)	—
Net cash provided by financing activities	4,993,118	41,842,919	11,962,128

Net increase (decrease) in cash and cash equivalents	(9,441,568)	11,596,231	11,631,933
Cash and cash equivalents at:
Beginning of period	29,162,913	17,566,682	5,934,749
End of period	$19,721,345	$29,162,913	$17,566,682

Supplemental schedule of cash flow information:
Interest paid	$110,537	$118,163	$260,264
Income taxes paid	$12,323,857	$27,124,342	$2,106,000

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$1,417,937	$1,438,371	$49,091
Conversion of preferred stock to common stock	$—	$30,500	$96,700
Amounts receivable under Technology Investment Agreement (TIA)	$2,025,413	$5,924,136	$11,779,078
Redemption price payable	$6,000	$6,000	$107,250
Preferred stock repurchase payable	$1,091,953	$2,132,948	$3,007,002

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

Accounts receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  The Company’s allowance for doubtful accounts is primarily determined by review of specific trade receivables.  Those accounts that are doubtful of collection are included in the allowance.  This provision is reviewed to determine the adequacy of the allowance for doubtful accounts.  Trade receivables are charged off when there is certainty as to their being uncollectible.  Trade receivables are considered delinquent when payment has not been made within contract terms.  The allowance for doubtful accounts was $675,208 and $352,217 as of December 31, 2022 and 2021, respectively.

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

Investments in debt and equity securities

The Company holds high-grade mutual funds and debt and equity securities as investments.  These assets are readily marketable and are carried at fair value as of the date of the Balance Sheets.  Net unrealized and realized gains or losses on these investments are reflected separately on the Statements of Operations.  Realized gains or losses on investments are recognized using the specific identification method.

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

Financial instruments

The Company estimates the fair value of financial instruments through the use of public market prices, quotes from financial institutions, and other available information.  Judgment is required in interpreting data to develop estimates of fair value and, accordingly, amounts are not necessarily indicative of the amounts that could be realized in a current market exchange.  Short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on Management’s estimates, equals their recorded values.  Investments in debt and equity securities consist primarily of individual equity securities and mutual funds and are reported at their fair value based upon quoted prices in active markets.  Investments in certificates of deposit (CD) with original maturities of greater than three months are reported at their estimated fair value based upon the duration of the CD and the interest rate earned on the CD versus current interest rates of similar duration CDs.  The fair value of long-term liabilities, based on Management’s estimates, approximates their reported values.

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

The following table reflects our significant customers in 2022, 2021, and 2020:

	Years Ended December 31,
	2022	2021	2020
Number of significant customers	4	1	2
Aggregate dollar amount of net sales to significant customers	$66.4 million	$113.7 million	$41.6 million
Percentage of net sales to significant customers	70.0%	60.3%	50.6%

The Company increased its allowance for doubtful accounts by $323 thousand in 2022.

The Company manufactures some of its products in Little Elm, Texas, as well as utilizing manufacturers in China.  The Company obtained roughly 91.6% of its products in 2022 from its Chinese manufacturers.  Purchases from Chinese manufacturers aggregated 92% and 85.2% of products in 2021 and 2020, respectively.  In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company may need to find an alternate manufacturer for its blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes, and would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

Revenue recognition

The Company recognizes revenue when control of performance obligations passes to the customer, generally when the product ships.  Payments from customers with approved credit terms are typically due 30 days from the invoice date.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports. When rebates are issued, they are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor. One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Balance Sheets and deducted from Revenues in the Statements of Operations.  Accounts payable included estimated contractual allowances for $3.0 million and $6.2 million as of December 31, 2022 and 2021, respectively. The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  End-users do not receive any contractual allowances on their purchases.  Any product shipped or distributed for evaluation purposes is expensed.

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

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the year ended December 31, 2022:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$29,283,122	$2,685,785	$4,481,202	$42,166	$36,492,275
Sales to U.S. government	15,731,136	—	—	—	15,731,136
North and South America sales (excluding U.S.)	28,720,378	—	2,608	403,834	29,126,820
Other international sales	13,004,225	268,064	190,468	5,950	13,468,707
Total	$86,738,861	$2,953,849	$4,674,278	$451,950	$94,818,938

	For the year ended December 31, 2021:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$42,770,403	$2,171,680	$8,892,712	$53,341	$53,888,136
Sales to U.S. government	113,662,440	—	—	—	113,662,440
North and South America sales (excluding U.S.)	14,345,874	4,800	100,848	109,714	14,561,236
Other international sales	5,551,592	71,670	642,880	4,500	6,270,642
Total	$176,330,309	$2,248,150	$9,636,440	$167,555	$188,382,454

	For the year ended December 31, 2020:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$30,446,858	$2,116,108	$9,542,122	$64,375	$42,169,463
Sales to U.S. government	31,634,343	—	—	—	31,634,343
North and South America sales (excluding U.S.)	5,733,116	8,450	86,816	1,064,768	6,893,150
Other international sales	917,478	239,329	235	8,455	1,165,497
Total	$68,731,795	$2,363,887	$9,629,173	$1,137,598	$81,862,453

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

The calculation of diluted EPS under the treasury stock method included the following shares in 2022, 2021, and 2020:

	Years Ended December 31,
	2022	2021	2020
Common Stock underlying issued and outstanding stock options	65,597	141,435	131,347
Common stock issuable upon the conversion of convertible preferred shares	—	232,445	—
	65,597	373,880	131,347

In both 2022 and 2020, preferred stock was excluded from the calculation of diluted EPS because the effect was antidilutive.

The potential dilution, if any, is shown on the following schedule:

	Years Ended December 31,
	2022	2021	2020
Net income	$5,078,557	$56,064,241	$24,223,013
Preferred stock dividend requirements	(232,444)	(241,703)	(573,868)
Deemed contribution on extinguishment of preferred stock	—	—	2,975,708
Income applicable to common shareholders	$4,846,113	$55,822,538	$26,624,853
Average common shares outstanding	32,896,348	33,870,819	33,169,307
Average common and common equivalent shares outstanding — assuming dilution	32,961,945	34,244,699	33,300,654
Basic earnings per share	$0.15	$1.65	$0.80
Diluted earnings per share	$0.15	$1.63	$0.80

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

Share-based Compensation

The Company’s share-based payments are accounted for using the Black-Scholes fair value method.  The Company generally records share-based compensation expense on a straight-line basis over the requisite service period. The Company records forfeitures as they occur.

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

The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of twelve months or less are not recorded on the Balance Sheets; however, rent expense is recognized on a straight-line basis over the lease term.  As of December 31, 2022, all leases have expired.

Technology Investment Agreement (TIA)

Effective July 1, 2020, the Company entered into a Technology Investment Agreement (“TIA”) with the United States Government Department of Defense, U.S. Army Contracting Command-Aberdeen Proving Ground, Natick Contracting Division & Edgewood Contracting Division (ACC-APG, NCD & ECD) on behalf of the Biomedical Advanced Research and Development Authority (BARDA), as amended, for $81,029,518 in government funding for expanding the Company’s domestic production of needles and syringes. Pursuant to the terms of the TIA, the Company has made significant additions to its facilities which has allowed the Company to increase domestic production capacity.  For further explanation, please refer to Note 22 – Technology Investment Agreement.

The amounts set forth as Receivable from Technology Investment Agreement (TIA) on the Balance Sheets represent amounts receivable under the TIA. The amounts may represent advance requests or reimbursement requests for expenditures.  As reimbursements are received from the U.S. government for such expenditures, the Company records a deferred liability. In 2021, the deferred liability began to be systematically amortized as a gain over the life of the related property, plant, and equipment and is presented as Other income – TIA on the Statements of Operations.  For any reimbursements received for expenditures not capitalized as property, plant, and equipment, Other income – TIA will be recognized in the same period as the expense.

Recently Adopted Pronouncements

The Company adopted ASU 2021-10, “Government Assistance (Topic 832):  Disclosures by Business Entities about Government Assistance”.  The new standard is intended to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements.  ASU 2021-10 also adds a new Topic – ASC 832, Government Assistance – to the FASB’s Codification.  Included in the disclosures under the guidance are the nature of the transaction including the nature of the assistance being given, the accounting policies being used to account for the transaction and other provisions of relevance.  The guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted.  The Company has determined that the guidance did not have a material impact on its financial statements as such disclosures surrounding the TIA, including the accounting policies used to account for the agreement, have been in place since its inception.

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

3.   INVENTORIES

Inventories consist of the following:

	December 31, 2022	December 31, 2021
Raw materials	$4,896,904	$4,402,828
Finished goods	15,787,264	16,187,091
	$20,684,168	$20,589,919

4.   FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements.  ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

●	Level 1 – quoted market prices in active markets for identical assets and liabilities
●	Level 2 – inputs other than quoted prices that are directly or indirectly observable
●	Level 3 - unobservable inputs where there is little or no market activity

The following tables summarize the values of assets designated as Investments in debt and equity securities:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Equity securities	$27,692,459	$—	$—	$27,692,459
Mutual funds	1,302,973	—	—	1,302,973
Municipal bonds	661,882	—	—	661,882
	$29,657,314	$—	$—	$29,657,314

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Equity securities	$9,112,607	$—	$—	$9,112,607
Mutual funds and exchange traded funds	4,156,379	—	—	4,156,379
	$13,268,986	$—	$—	$13,268,986

These assets are readily marketable and are carried at fair value as of the date of the Balance Sheets. The Company intends to hold these assets for possible future operating requirements.

The following table summarizes gross unrealized gains and losses from Investments in debt and equity securities:

	December 31, 2022
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$22,913,739	$4,778,720	$—	$27,692,459
Mutual funds	1,252,804	50,169	—	1,302,973
Municipal bonds	634,455	27,427	—	661,882
	$24,800,998	$4,856,316	$—	$29,657,314

	December 31, 2021
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$6,729,245	$2,383,362	$—	$9,112,607
Mutual funds and exchange traded funds	4,018,488	137,891	—	4,156,379
	$10,747,733	$2,521,253	$—	$13,268,986

Unrealized gains on investments were $2,343,359; $513,529; and $1,870,010 for the years ended December 31, 2022, 2021, and 2020, respectively.

5.   PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	December 31,
	2022	2021

Land	$261,893	$261,893
Buildings and building improvements	25,038,429	24,364,084
Production equipment	86,330,729	34,112,766
Office furniture and equipment	4,811,703	4,089,362
Construction in progress	15,896,433	52,681,005
	132,339,187	115,509,110
Accumulated depreciation	(32,186,419)	(27,583,459)
	$100,152,768	$87,925,651

Depreciation expense for the years ended December 31, 2022, 2021, and 2020 was $4,602,961; $1,257,417; and $832,069, respectively.

6.   LICENSE AGREEMENT

In 1995, the Company entered into a license agreement with the Chief Executive Officer of the Company, Thomas J. Shaw, for the exclusive right to manufacture, market, and distribute products utilizing automated retraction technology, which agreement has been amended. This technology is the subject of various patents and patent applications owned by Mr. Shaw. The license agreement provides for quarterly payments of a 5% royalty fee on gross sales. Additionally, if the Company sublicenses the technology and the sublicensee’s customers are not known to the Company, then Mr. Shaw shall be entitled to receive from the Company fifty percent (50)% of the royalties actually paid to the Company by such sublicensee.  The royalty fee expense is recognized in the period in which it is earned.  Royalty fees of $5,937,107; $11,318,093; and $5,476,306 are included in Cost of sales for the years ended December 31, 2022, 2021, and 2020, respectively. Royalties payable under this agreement aggregated $973,701 and $3,450,684 at December 31, 2022, and 2021, respectively.  Gross sales upon which royalties are based were $118,742,140; $226,294,765; and $109,526,118 for 2022, 2021, and 2020, respectively.

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

7.   OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31, 2022	December 31, 2021
Prepayments from customers	$435,916	$2,339,530
Accrued professional fees	254,584	185,515
Current portion – preferred stock repurchase	1,097,954	1,098,282
Other accrued expenses	203,690	102,200
Total	$1,992,144	$3,725,527

8.   LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2022	2021
Loan from American First National Bank. Maturity date is April 10, 2028. The loan, in the original amount of $4,209,608, provided funding for the expansion of the warehouse, additional office space, and a new controlled environment. The loan is secured by the Company’s land and buildings. The interest rate is equal to prime rate plus 0.25%, not to be less than 5.0%. The interest rate was 7.75% at December 31, 2022.	$1,819,376	$2,103,308

Less: current portion	(285,954)	(289,114)
	$1,533,422	$1,814,194

The fair value of long-term liabilities, based on Management’s estimates, approximates their reported values.

The aggregate maturities of long-term debt as of December 31, 2022, are as follows:

2023	$285,954
2024	308,903
2025	334,416
2026	361,661
2027	391,125
Thereafter	137,317
$1,819,376

9.   OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	December 31, 2022	December 31, 2021
Technology Investment Agreement (TIA)	$75,459,612	$68,955,664
Stock repurchase	—	1,040,666
Total	$75,459,612	$69,996,330

The TIA provides for reimbursement to the Company for the purchase of equipment and supplies related to the expansion of the Company’s domestic production of needles and syringes.  Under the TIA, reimbursable amounts will be reflected as a liability until the time its deferred income can be systematically amortized over a period matching the useful life of the purchased assets.

At December 31, 2021, the stock repurchase liability of amounts payable by the Company to former preferred shareholders as a result of private stock purchases in 2020 (See Note 20) was classified as a long-term liability.  As of December 31, 2022, the final installment of $1,101,110 paid in February 2023 was instead classified as Other accrued liabilities on the Balance Sheets.

10.  COMMITMENTS AND CONTINGENCIES

On November 7, 2019, the Company filed a lawsuit in the 44th District Court of Dallas County, Texas (No. DC-19-17946) against Locke Lord, LLP and Roy Hardin in connection with their legal representation of the Company in its previous litigation against Becton, Dickinson and Company ("BD"). The Company alleged that the defendants breached their fiduciary duties, committed malpractice, and were negligent in their representation of the Company. The Company seeks actual and exemplary damages, disgorgement, costs, and interest. On October 6, 2020, the Court dismissed Locke Lord, LLP and Mr. Hardin’s motion to dismiss.  Such order was affirmed on April 20, 2021 by the Court of Appeals, Fifth District of Texas at Dallas. On April 7, 2022, the Company amended its petition. On March 23, 2022 and again on May 4, 2022, Locke Lord, LLP and Mr. Hardin filed a motion for partial summary judgment regarding the Company’s cause of action for breach of fiduciary duty. On July 12, 2022, the Court granted a partial summary judgment and ordered that the Company take nothing on its cause of action for breach of fiduciary duty and ruled that such claims be characterized as professional negligence or legal malpractice causes of action. On August 3, 2022, Locke Lord, LLP and Mr. Hardin filed a motion for summary judgment regarding proximate cause and actual damages which was denied for all but one issue on December 14, 2022. On August 12, 2022, Locke Lord, LLP and Mr. Hardin filed a motion for summary judgment regarding Fifth Circuit law on patent infringement as antitrust conduct and such motion was denied on October 3, 2022.  On September 2, 2022, the Company filed a Second Amended Petition alleging legal malpractice and negligence.  The jury trial date, originally set for April 3, 2023, was postponed to October 30, 2023, following the Company’s motion for continuance.

11.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	For the Years Ended December 31,
	2022	2021	2020
Current tax provision (benefit)
Federal	$1,448,000	$20,041,644	$4,431,590
State	(8,711,302)	8,079,555	2,049,850
Total current provision (benefit)	(7,263,302)	28,121,199	6,481,440

Deferred tax provision (benefit)
Federal	3,717,559	(6,719,211)	(3,428,399)
State	3,629,613	(2,515,418)	(1,202,807)
Total deferred tax provision (benefit)	7,347,172	(9,234,629)	(4,631,206)
Total income tax provision	$83,870	$18,886,570	$1,850,234

As of December 31, 2022, the Company had federal net operating losses of $22.7 million with no expiration date and state net operating losses of $4.9 million which will begin to expire in 2030.

Utilization of the federal net operating loss carry forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations under Internal Revenue Code Section 382.  State net operating losses and credits are subject to limitations under similar rules.

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
	2022	2021
Deferred tax assets
Net operating loss carry forwards	$5,053,102	$130,643
Accrued expenses and reserves	713,429	1,298,083
Employee stock option expense	—	958,530
Nonemployee stock option expense	—	8,887
Inventories	159,405	118,201
Deferred income – TIA contract	15,860,880	18,199,768
Capital loss	67,962	—
Interest expense limitation	24,572	—
Deferred tax assets	21,879,350	20,714,112
Deferred tax liabilities
Unrealized gains/losses	(1,028,232)	(665,960)
Property, plant, and equipment	(14,049,742)	(6,182,318)
Deferred tax liabilities	(15,077,974)	(6,848,278)
Net deferred assets	6,801,376	13,865,834
Valuation allowance	(282,713)	—
Net deferred tax assets	$6,518,663	$13,865,834

Deferred income tax calculations reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss carry forwards, and are stated at the U.S. tax rate of 21%. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years.

Deferred tax assets are periodically reviewed for realizability.  The Company establishes a valuation allowance for its net deferred tax asset when future taxable income is not reasonably assured.  As of December 31, 2022, the Company determined that a $283 thousand valuation allowance is needed for the state net operating losses.  No valuation allowance was established as of December 31, 2021.  The valuation allowance of $5.0 million was fully released during the year ended December 31, 2020.

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

A reconciliation of the federal statutory corporate tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2022	2021	2020
U.S. statutory federal tax rate	21.0%	21.0%	21.0%
State tax, net of federal tax	1.0	6.4	4.2
Change in valuation allowance	5.5	—	(19.2)
Valuation Allowance	4	—	(0.6)
Stock options	41.7	(0.1)	—
State rate change	(75.1)	—	—
PPP loan	—	(0.4)	—
Return-to-provision and other	3.7	(1.7)	1.7
Effective tax rate	1.6%	25.2%	7.1%

During 2022, the Company engaged tax consultants to perform a nexus study in order to determine if its activities in certain states were subject to previously estimated tax liabilities.  As a result of the study, the Company determined that its activities in those states are protected by P.L. 86-272 and revised its estimates for state taxes.  The Company has further determined that it is more likely than not that the various state jurisdictions will agree that the Company’s activities are protected under P.L. 86-272 and the revised estimates for refund applications are appropriate.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions.  The Company’s federal income tax returns for all tax years ended on or after December 31, 2020, remain subject to examination by the Internal Revenue Service.  The Company’s state and local income tax returns are subject to examination by the respective state and local authorities over various statutes of limitations, most ranging from three to five years from the date of filing.

12.  DIVIDENDS

The Board declared and the Company paid cash dividends to Series I and Series II Class B Preferred Shareholders within one month of the end of each quarter in 2020, resulting in cumulative annual payments of $48,000, and $168,642 to Series I and Series II preferred shareholders. One payment of $10,041, and $39,050 was made to Series I and Series II preferred shareholders, respectively, in January 2021. A payment of $39,050 was paid in April 2021 to Series II preferred shareholders.

In June 2021, the Board of Directors approved payments to its Series II, Series III, and former Series IV and Series V Class B Preferred Shareholders in the cumulative amount of $5,056,945 representing all current dividends, dividends in arrears, as well as dividends still owed to shareholders who converted their preferred stock in the past.  Of this amount, $39,050 was declared and paid to Series II Class B Convertible Preferred shareholders.  To Series III Class B Convertible Preferred shareholders, $4,086,704 was declared, covering amounts in arrears from the date of purchase though the date of conversion or June 30, 2021, whichever is applicable.  To former Series IV Class B Convertible Preferred shareholders, $101,475 was declared, covering amounts in arrears from the date of purchase though the date of conversion.  To former Series V Class B Convertible Preferred shareholders, $829,716 was declared, covering amounts in arrears from the date of purchase though the date of conversion.  The dividends were paid on July 22, 2021 to all shareholders who had been contacted and confirmed as the rightful owner entitled to payment. The Company has not yet established contact with all former shareholders, most of whom converted their shares prior to 2001. As of March 30, 2023, the Company is continuing its efforts to establish contact with approximately 90 former shareholders who are entitled to approximately $1.4 million.

A payment of $39,050 was paid in October 2021 and within one month of each quarter’s end in 2022 as well as in January 2023 to Series II preferred shareholders. Series III preferred shareholders were paid $39,495 in January 2022 and $19,061 within one month of each remaining quarter’s end in 2022 as well as in January 2023.

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

The Class B Series II and III stock had 156,200 and 76,245 shares outstanding, respectively, at December 31, 2022. The remaining 4,767,555 authorized shares have not been assigned a series.

Series II Class B Stock

There were 156,200 shares of $1 par value Series II Class B Stock outstanding at December 31, 2021 and 2020. Holders of Series II Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors.  Holders of Series II Class B Stock generally have no voting rights until dividends are in arrears and unpaid for twelve consecutive quarters.  In such case, the holders of Series II Class B Stock have the right to elect one-third of the Board of Directors of the Company.  The Company paid dividends of $156,200 in 2021 and $156,200 in 2022.  At December 31, 2022, no dividends were in arrears.

Series II Class B Stock is redeemable at the option of the Company at a price of $15.00 per share plus all unpaid dividends.  Each share of Series II Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock. No shares were converted in 2021 or 2022.  In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series II Class B Stock then outstanding are entitled to $12.50 per share, plus all unpaid dividends, prior to any distributions to holders of Series III Class B Stock or Common Stock.

Series III Class B Stock

There were 76,245 shares of $1 par value Series III Class B Stock outstanding at December 31, 2021 and 2020. Holders of Series III Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors.  The Company paid dividends of $3,245,693 in 2021, including dividend amounts owed to shareholders who converted their preferred stock in the past.  The Company paid dividends of $96,679 in 2022.  At December 31, 2022, no dividends were in arrears.

Series III Class B Stock is redeemable at the option of the Company at a price of $15.00 per share, plus all unpaid dividends.  Each share of Series III Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock. 30,500 shares were converted into Common Stock in 2021.  No shares were converted in 2022. In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series III Class B Stock then outstanding are entitled to $12.50 per share, plus all unpaid dividends, after distribution obligations to Series II Class B Stock have been satisfied and prior to any distributions to holders of Common Stock.

Common stock

The Company is authorized to issue 100,000,000 shares of no par value Common Stock, of which 29,937,159 and 33,484,935 shares were outstanding at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, 4,087,145 and 528,169 shares, respectively, were held as treasury stock and were not deemed outstanding. Additionally, as of December 31, 2022, a total of 379,595 shares of Common Stock were issuable upon the conversion of Preferred Stock and the exercise of stock options.

14.  TREASURY STOCK

In June 2021, the Company approved a stock repurchase plan and in December 2022, the Company entered into a privately negotiated repurchase agreement, both as described by Note 23.  The Company accounts for the purchased shares under the cost method as Common Stock Held in Treasury – at cost, which represents the cost of the shares and, for the purposes of the repurchase plan, the cost of acquiring the shares through the Company’s broker.

15.  RELATED PARTY TRANSACTIONS

The Company has a license agreement with the Chief Executive Officer of the Company. See Note 6.

On December 26, 2022, the Company approved the repurchase of three million shares of stock at $1.60 per share from BML Investment Partners, L.P., a 10% stockholder at the time of the transaction.  BML Investment Partners, L.P. was a related party only by virtue of its stock ownership.

16.  STOCK OPTIONS

Stock options

Options for the purchase of 3,649,508 shares of Common Stock have been issued under the 2008 Stock Option Plan.  Options for the purchase of 147,150 shares under the 2008 Stock Option Plan were outstanding as of December 31, 2022. No shares are available for future issuance under the 2008 Stock Option Plan, which expired July 25, 2018.

In the year ended December 31, 2021, three officers were granted options for the purchase of a total of 1,350,000 shares under the 2021 Stock Option Plan.  All such options were terminated on December 19, 2022.  No options are currently outstanding under the 2021 Stock Option Plan, and none were granted in 2022.  Options for the purchase of 2,000,000 shares of Common Stock are available for future issuance under the 2021 Stock Option Plan.

FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation (ASU 718), provides accounting guidance and treatment of share-based compensation.  ASC 718-20-35-9 provides that a cancellation of an award that is not accompanied by the concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost shall be recognized at the cancellation date.  Under this guidance, the Company accelerated the recognition of all future stock option expense related to the recently terminated option grants immediately.  The impact to the financial statements for the year ended December 31, 2022 was the recognition of an additional $5.5 million in stock option expense.

The Compensation and Benefits Committee administers the Company’s stock option plans.

Stock option exercises

Stock options were exercised by the Company’s employees and directors during 2022, and, consequently, a total of 11,200 shares of Common Stock were issued for an aggregate payment to the Company of $13,800 to exercise such options.

Director, officer, and employee options

A summary of Director, officer, and employee options granted and outstanding under the 2008 Stock Option Plan is presented below:

	Years Ended December 31,
	2022		2021		2020
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of period	173,050	$2.06	199,450	$2.05	639,300	$2.12
Granted	—	$—	—	$—	—	$—
Exercised	(11,200)	$1.23	(25,400)	$1.91	(431,550)	$(2.14)
Forfeited	(14,700)	$2.75	(1,000)	$2.75	(8,300)	$(2.75)

Outstanding at end of period	147,150	$2.06	173,050	$2.06	199,450	$2.05

Exercisable at end of period	147,150	$2.06	173,050	$2.06	199,450	$2.05

The following table summarizes information about Director, officer, and employee options outstanding under the 2008 Stock Option Plan at December 31, 2021:

		Weighted Average
Exercise Prices	Shares Outstanding	Remaining Contractual Life	Shares Exercisable
$1.05	60,000	3.99	60,000
$2.75	87,150	3.69	87,150

Non-employee options

In 2022, 2021, and 2020, there were no non-director and non-employee options outstanding.

Stock-based Compensation

The Company recorded $3,660,387 in stock-based compensation expense in 2021.  No stock-based compensation expense was recorded in 2020.

On December 19, 2022, the Company terminated all stock option awards issued under the 2021 Stock Option Plan, causing the acceleration of the recognition of future stock option expense in the amount of $5.5 million.  The Company recorded a total of $10.1 million in stock-based compensation expense in 2022.

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

17.  401(k) PLAN

The Company implemented an employee savings and retirement plan (the “401(k) Plan”) in 2005 that is intended to be a tax-qualified plan covering substantially all employees.  The 401(k) Plan is available to all employees on the first day of the month after 90 days of service. Under the terms of the 401(k) Plan, employees may elect to contribute up to 88% of their compensation, or the statutory prescribed limit, if less.  The Company may, at its discretion, match employee contributions.  For 2022, 2021, and 2020, the Company matched each participant’s elective deferrals up to 2% of the participant’s compensation for the pay period. The total match was $241,398; $204,032; and $162,008 in 2022, 2021, and 2020, respectively.

18.  BUSINESS SEGMENT

The following are summaries of the Company’s sales and long-lived assets by geography:

	2022	2021	2020
U.S. sales (excluding U.S. government)	$36,492,275	$53,888,136	$42,169,463
Sales to U.S. government	15,731,136	113,662,440	31,634,343
North and South America sales (excluding U.S.)	29,126,820	14,561,236	6,893,150
Other international sales	13,468,707	6,270,642	1,165,497
Total sales	$94,818,938	$188,382,454	$81,862,453

	December 31, 2022	December 31, 2021
Long-lived assets
U.S.	$95,587,561	$83,695,991
International	4,565,207	4,229,660
Total	$100,152,768	$87,925,651

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

19.  STOCK OPTION EXPENSE

In March 2021, three officers were granted stock options for the purchase of a total of 1,350,000 shares under the 2021 Stock Option Plan.  The options had a ten-year term and were to vest in their entirety three years from the grant date.  The fair value of the 2021 grant was $10.21 per share using the Black-Scholes option pricing model with a risk-free rate of 1.20%, an exercise price of $13.00 per share and a volatility factor of 92.66%.  The options as of December 2022, were considered deeply out-of-the-money as the exercise price was significantly higher than the then current average market price.  In December 2022, the board of directors canceled these options with no replacement awards or compensation to be provided to the three officers of the Company.

Stock options granted to executives and other employees are expensed for accounting purposes under the Stock Compensation Topic of the FASB Accounting Standards Codification (ASC).  ASC 718-20-35-9 provides that a cancellation of an award that is not accompanied by the concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost shall be recognized at the cancellation date.  Under this guidance, the Company accelerated the recognition of all future stock option expense related to the option grants cancelled in December 2022.  The impact to the financial statements for the year ended December 31, 2022 was the recognition of an additional $5.5 million in stock option expense.  Total stock option expense for 2022 was $10.1 million, comprising 42.1% of total General and administrative expense in 2022.

20.  PRIVATE EXCHANGES AND REDEMPTION

Private Exchanges of Preferred Stock for Common Stock

In 2020, the Company entered into several agreements with shareholders to purchase its outstanding Class B Convertible Preferred Stock. The consideration for these purchases consisted of both cash and Common Stock. In addition, in each such transaction, the preferred shareholder counterparty waived all rights to unpaid dividends in arrears. In total, 22,500 shares of Series III Class B Convertible Preferred Stock, 342,500 shares of Series IV Class B Convertible Preferred Stock, and 34,000 shares of Series V Class B Convertible Preferred Stock were purchased by the Company. The aggregate cash consideration equaled $3,786,000, of which $482,670 was paid in 2020 with the rest payable over a three-year period. Equal installment payments were paid in February 2021, 2022, and 2023 in the amount of $1,101,110 each.  The aggregate stock consideration was 754,000 shares of Common Stock. As a result of the transactions, $7,642,049 in unpaid dividends in arrears were waived, as measured from the effective date of each transaction.

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

As of December 31, 2022, the Company had negotiated contracts for the purchase of assembly equipment, molds, molding equipment, and auxiliary equipment, for approximately $65.3 million.  The certificate of occupancy was received in January 2023 for the additional $13 million controlled environment space.  In addition, the Company has received the certificate of occupancy for the new warehouse.  This $5.9 million warehouse was funded by the Company.

23.  STOCK REPURCHASES

The Company entered into a repurchase plan (the “Plan”) dated June 4, 2021 with an independent broker for the purchase of up to $10 million of the Company’s Common Stock.  Under the Plan, open market purchases of the Company’s Common Stock commenced June 18, 2021 and 528,169 and 558,976 shares were purchased in the years ended December 31, 2021 and 2022, respectively for an aggregate purchase price of $8.1 million.  The repurchase plan was terminated in April 2022.

The Company entered into a private stock repurchase agreement effective December 2022 for the purchase of 3 million shares of Common Stock at $1.60 per share for an aggregate purchase price of $4.8 million.

These treasury share purchases are accounted for under the cost method and are included as a component of treasury stock in the Company’s balance sheets.

24.  SUBSEQUENT EVENTS

On March 22, 2023, the Company reduced its workforce by approximately 22% as a result of decreased need for domestic production.  The decrease in headcount will result in expected annualized savings in salaries and wage expense of approximately $1.7 million, or 13%.  The Company expects to incur approximately $154 thousand in separation costs as a result.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no reportable disagreements with accountants on accounting and financial disclosures.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (the “SEC”) rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The term internal control over financial reporting means a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, Management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of Management and Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements. Management used the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting as required by paragraph (c) of Rule 13a-15 under the Exchange Act. Management, with the participation of our CEO and CFO, concluded that our internal control over financial reporting as of December 31, 2022, was effective. No material weaknesses in our internal control over financial reporting were identified by Management.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2022 or subsequent to December 31, 2022 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

No director or officer adopted or terminated a trading arrangement in the fourth quarter of 2022 of the type described by Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information in the sections “Proposal – The Election of Three Class 1 Directors” and “Corporate Governance” in the 2023 proxy statement is incorporated herein by reference.

Item 11. Executive Compensation.

The information in the section “Compensation” in the 2023 proxy statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the section “Security Ownership” in the 2023 proxy statement is incorporated herein by reference. See also Item 5 of Part II of this Annual Report for Equity Compensation Plan Information.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the section “Corporate Governance” in the 2023 proxy statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information in the section “Accounting Matters” in the 2023 proxy statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1)  All financial statements: See Retractable Technologies, Inc. Index to Financial Statements on Page F-2.

(2)  Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below. Schedule II-Schedule of Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021, and 2020:

	Balance at			Balance at
	beginning of			end of
	period	Additions	Deductions	period
Provision for Accounts Receivable
Fiscal year ended 2020	$146,382	$125,000	$65,560	$205,822
Fiscal year ended 2021	$205,822	$150,000	$3,605	$352,217
Fiscal year ended 2022	$352,217	$322,991	$—	$675,208

Deferred Tax Valuation
Fiscal year ended 2020	$5,029,838	$—	$5,029,838	$—
Fiscal year ended 2021	$—	$—	$—	$—
Fiscal year ended 2022	$—	$282,713	$—	$282,713

	Balance at			Balance at
	beginning of			end of
	period	Additions	Deductions	period
		(A)	(B)	(C)
Provision for Rebates
Fiscal year ended 2020	$4,273,569	$26,104,612	$26,566,256	$3,811,925
Fiscal year ended 2021	$3,811,925	$36,230,028	$33,403,838	$6,638,115
Fiscal year ended 2022	$6,638,115	$22,978,339	$26,356,187	$3,260,267
(A)	Represents estimated rebates deducted from gross revenues.
(B)	Represents rebates credited to the distributor and charge offs against the allowance.
(C)	Includes $2,950,155; $6,209,708; and $3,435,352 in Accounts payable for 2022, 2021, and 2020, respectively.

(3)      Exhibits:

The following exhibits are filed herewith or incorporated herein by reference to exhibits previously filed with the SEC.

(b)      Exhibits

Exhibit No.	Description of Document
3(i)	Restated Certificate of Formation with Certificates of Designation, Preferences, Rights and Limitations of Class B Preferred Stock (all Series)(1)

3(ii)	Fourth Amended and Restated Bylaws of RTI(2)

4(i)	Restated Certificate of Formation with Certificates of Designation, Preferences, Rights and Limitations of Class B Preferred Stock (all Series) (3)

4(vi)	Description of Securities(4)

10.1	Employment Agreement between RTI and Thomas J. Shaw dated as of January 1, 2008(5)

10.2	Technology License Agreement between Thomas J. Shaw and RTI dated the 23rd day of June, 1995(6)

10.3	First Amendment to Technology License Agreement between Thomas J. Shaw and RTI dated the 3rd day of July, 2008(7)

10.4	Second Amendment to Technology License Agreement between Thomas J. Shaw and Retractable Technologies, Inc. dated as of the 7th day of September, 2012(8)

10.5	Third Amendment to Technology License Agreement between Thomas J. Shaw and Retractable Technologies, Inc. dated as of the 16th day of November, 2021(9)

10.6	Retractable Technologies, Inc. First Amended 2008 Stock Option Plan(10)

10.7	Voting Agreement Between Thomas J. Shaw and Suzanne August dated November 8, 2006 (11)

10.8	Technology Investment Agreement between RTI and U.S. Department of Defense dated July 1, 2020(12)

10.9	2021 Stock Option Plan(13)

14	Retractable Technologies, Inc. Code of Business Conduct and Ethics(14)

19	Retractable Technologies, Inc. Code of Business Conduct and Ethics(15)

31.1	Certification of Principal Executive Officer(16)

Exhibit No.	Description of Document
31.2	Certification of Principal Financial Officer(17)

32	Section 1350 Certifications(18)

97	Clawback Policy(19)

101

The following materials from this report, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2022 and 2021, (ii) the Statements of Operations for the years ended December 31, 2022, 2021, and 2020, (iii) the Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021, and 2020, (iv) the Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020, and (v) Notes to Financial Statements.(20)

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

(9)Incorporated herein by reference to RTI’s Form 8-K filed on November 18, 2021

(10)Incorporated herein by reference to RTI's Form 10-Q filed on November 14, 2014

(11)Incorporated herein by reference to RTI’s Schedule TO filed on October 17, 2008

(12)Incorporated herein by reference to RTI’s Form 10-Q filed on November 16, 2020

(13)Incorporated herein by reference to RTI’s Schedule 14A filed March 31, 2021

(14)Incorporated herein by reference to RTI’s Form 8-K filed on August 17, 2020

(15)Incorporated herein by reference to RTI’s Form 8-K filed on August 17, 2020

(16)Filed herewith

(17)Filed herewith

(18)Filed herewith

(19)Filed herewith

(20)Filed herewith

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

March 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John W. Fort
JOHN W. FORT III
VICE PRESIDENT, CHIEF FINANCIAL OFFICER, PRINCIPAL ACCOUNTING OFFICER, TREASURER, AND DIRECTOR

March 30, 2023

/s/ Amy Mack
AMY MACK
DIRECTOR

March 30, 2023

/s/ Marco Laterza
MARCO LATERZA
DIRECTOR

March 30, 2023

/s/ Walter O. Bigby, Jr.
WALTER O. BIGBY, JR.
DIRECTOR

March 30, 2023

/s/ Darren E. Findley
DARREN E. FINDLEY
DIRECTOR

March 30, 2023