Form 10-Q
period 2023-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2023-05-15
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,937,159 shares of Common Stock outstanding, excluding 4,087,145 treasury shares, on May 1, 2023.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2023

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$6,362,217	$19,721,345
Accounts receivable, net	6,314,464	4,835,119
Receivable from Technology Investment Agreement (TIA)	1,390,919	2,025,413
Investments in debt and equity securities, at fair value	41,030,196	29,657,314
Inventories	22,099,047	20,684,168
Income taxes receivable	9,518,988	10,619,835
Prepaid estimated taxes	4,295	4,295
Other current assets	1,795,500	1,262,221
Total current assets	88,515,626	88,809,710

Property, plant, and equipment, net	98,681,377	100,152,768
Deferred tax asset	6,287,746	6,518,663
Other assets	173,346	184,524
Total assets	$193,658,095	$195,665,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,370,756	$6,404,925
Current portion of long-term debt	287,861	285,954
Accrued compensation	945,948	997,530
Dividends payable	1,417,937	1,417,937
Accrued royalties to shareholder	769,709	973,701
Other accrued liabilities	1,431,915	1,992,144
Income taxes payable	63,631	63,631
Total current liabilities	10,287,757	12,135,822

Other long-term liabilities	74,439,649	75,459,612
Long-term debt, net of current maturities	1,461,019	1,533,422
Total liabilities	86,188,425	89,128,856

Commitments and contingencies – see Note 8

Stockholders’ equity:
Preferred stock, $1 par value:
Class B; authorized: 5,000,000 shares
Series II, Class B	156,200	156,200
Series III, Class B	76,245	76,245
Common Stock, no par value	—	—
Additional paid-in capital	73,164,501	73,164,501
Retained earnings	46,961,402	46,028,541
Common stock in treasury	(12,888,678)	(12,888,678)
Total stockholders’ equity	107,469,670	106,536,809
Total liabilities and stockholders’ equity	$193,658,095	$195,665,665

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months
	March 31, 2023	March 31, 2022
Sales, net	$11,001,102	$44,742,350
Cost of sales:
Cost of manufactured product	7,361,865	26,606,238
Royalty expense to shareholder	769,709	2,568,191
Total cost of sales	8,131,574	29,174,429
Gross profit	2,869,528	15,567,921

Operating expenses:
Sales and marketing	1,350,171	1,017,884
Research and development	129,757	95,538
General and administrative	4,130,023	4,728,481
Total operating expenses	5,609,951	5,841,903
Income (loss) from operations	(2,740,423)	9,726,018

Other income - TIA	1,557,779	355,089
Unrealized gain on debt and equity securities	1,492,011	3,331,109
Gain (loss) on sale of equity securities	746,262	(38,378)
Interest and other income	209,815	73,290
Interest expense	(43,555)	(47,105)
Income before income taxes	1,221,889	13,400,023
Provision for income taxes	230,917	5,783,568
Net income	990,972	7,616,455
Preferred Stock dividend requirements	(58,111)	(58,111)
Net income applicable to common shareholders	$932,861	$7,558,344

Basic earnings per share	$0.03	$0.23

Diluted earnings per share	$0.03	$0.23

Weighted average common shares outstanding:
Basic	29,937,159	33,265,453
Diluted	29,963,763	33,594,142

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities
Net income	$990,972	$7,616,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,938,921	696,846
Net unrealized gain on investments	(1,492,011)	(3,331,109)
Realized (gain) loss on investments	(746,262)	38,378
Accreted interest	9,157	21,097
Deferred taxes	230,917	5,071,519
Provision for doubtful accounts	370,573	—
Share-based compensation	—	1,132,078
Other income - TIA	(1,557,779)	(355,089)
(Increase) decrease in operating assets:
Accounts receivable	(1,849,918)	15,332,107
Inventories	(1,414,879)	1,732,909
Other current assets	(533,279)	(57,627)
Income taxes receivable	1,100,847	—
Other assets	11,178	—
Increase (decrease) in operating liabilities:
Accounts payable	(1,034,169)	(7,113,028)
Accrued liabilities	276,150	(439,435)
Income taxes payable	—	714,326
Net cash provided (used) by operating activities	(3,699,582)	21,059,427

Cash flows from investing activities
Purchase of property, plant, and equipment	(467,530)	(4,969,045)
Purchase of debt and equity securities	(15,918,837)	(4,066,575)
Proceeds from the sales of debt and equity securities	6,784,228	1,924,769
Net cash used by investing activities	(9,602,139)	(7,110,851)

Cash flows from financing activities
Repayments of long-term debt	(70,496)	(71,252)
Proceeds from Technology Investment Agreement (TIA)	1,172,310	3,786,988
Proceeds from the exercise of stock options	—	10,500
Payment of preferred stock repurchase payable	(1,101,110)	(1,101,110)
Payment of preferred stock dividends	(58,111)	(78,545)
Repurchase of common stock	—	(2,547,724)
Net cash used by financing activities	(57,407)	(1,143)

Net increase (decrease) in cash and cash equivalents	(13,359,128)	13,947,433
Cash and cash equivalents at:
Beginning of period	19,721,345	29,162,913
End of period	$6,362,217	$43,110,346

Supplemental schedule of cash flow information:
Interest paid	$34,398	$26,009

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$1,417,937	$1,417,937
Amounts receivable under Technology Investment Agreement (TIA)	$1,390,919	$5,542,048
Redemption price payable	$6,000	$—
Preferred stock repurchase payable	$—	$1,058,935

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

The following shows the changes in stockholders’ equity for the three-month period ended March 31, 2023:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2022	$—	$156,200	$76,245	$73,164,501	$46,028,541	$(12,888,678)	$106,536,809
Dividends	—	—	—	—	(58,111)	—	(58,111)
Net income	—	—	—	—	990,972	—	990,972
Balance at March 31, 2023	$—	$156,200	$76,245	$73,164,501	$46,961,402	$(12,888,678)	$107,469,670

The following shows the changes in stockholders’ equity for the three-month period ended March 31, 2022:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2021	$—	$156,200	$76,245	$63,024,888	$41,182,429	$(5,270,501)	$99,169,261
Stock Option Exercises	—	—	—	10,500	—	—	10,500
Dividends	—	—	—	—	(58,111)	—	(58,111)
Stock Option Compensation	—	—	—	1,132,078	—	—	1,132,078
Repurchase of Common Stock - at cost	—	—	—	—	—	(2,547,724)	(2,547,724)
Net Income	—	—	—	—	7,616,455	—	7,616,455
Balance at March 31, 2022	$—	$156,200	$76,245	$64,167,466	$48,740,773	$(7,818,225)	$105,322,459

RETRACTABLE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.    BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION

Business of the Company

Retractable Technologies, Inc. (the “Company”) was incorporated in Texas on May 9, 1994, and designs, develops, manufactures, and markets safety syringes and other safety medical products for the healthcare profession.  The Company began to develop its manufacturing operations in 1995.  The Company’s manufacturing and administrative facilities are located in Little Elm, Texas.  The Company’s products are the VanishPoint® 0.5mL insulin syringe; 1mL tuberculin, insulin, and allergy antigen syringes; 0.5mL, 1mL, 2mL, 3mL, 5mL, and 10mL syringes; the blood collection tube holder; the EasyPoint® blood collection tube holder with needle; the small diameter tube adapter; the allergy tray; the IV safety catheter; the Patient Safe® syringes; the Patient Safe® Luer Cap; the VanishPoint® Blood Collection Set; and the EasyPoint® needle as well as a standard 3mL syringe packaged with an EasyPoint® needle. The Company also sells VanishPoint® autodisable syringes in the international market in addition to the Company’s other products.

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of Management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.  The unaudited condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements incorporated into its Form 10-K filed on March 30, 2023 for the year ended December 31, 2022.

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

Accounts receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  The Company’s allowance for doubtful accounts is primarily determined by review of specific trade receivables.  Those accounts that are doubtful of collection are included in the allowance.  This provision is reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. The allowance for doubtful accounts was $634,174 and $675,208 as of March 31, 2023 and December 31, 2022, respectively.

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

Investments in debt and equity securities

The Company holds mutual funds and debt and equity securities as investments.  These assets are readily marketable and are carried at fair value as of the date of the Condensed Balance Sheets. Net unrealized and realized gains or losses on these investments are reflected separately on the Condensed Statements of Operations. Realized gains or losses on investments are recognized using the specific identification method.

Property, plant, and equipment

Property, plant, and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred.  Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity and interest costs associated with significant capital additions.  Gains or losses from disposals are included in Interest and other income.

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

The following table reflects our significant customers for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
Number of significant customers	3		3
Aggregate dollar amount of net sales to significant customers	$7.0	million	$33.8	million
Percentage of net sales to significant customers	63.5%		75.6%

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China.  The Company obtained roughly 92.6% and 93.7% of its products in the first three months of 2023 and 2022, respectively, from its Chinese manufacturers.  In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company may need to find an alternate manufacturer for its blood collection set, EasyPoint® blood collection tube holder with needle, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes, and would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

Revenue recognition

The Company recognizes revenue when control of performance obligations passes to the customer, generally when the product ships.  Payments from customers with approved credit terms are typically due 30 days from the invoice date. Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances. Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  When rebates are issued, they are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Condensed Balance Sheets and deducted from Revenues in the Condensed Statements of Operations.  Accounts payable included estimated contractual allowances for $2.8 million and $3.0 million as of March 31, 2023 and December 31, 2022, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors. Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  End-users do not receive any contractual allowances on their purchases.  Any product shipped or distributed for evaluation purposes is expensed.

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

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the three months ended March 31, 2023:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$4,803,086	$398,376	$212,487	$9,499	$5,423,448
Sales to U.S. government	—	—	—	—	—
North and South America sales (excluding U.S.)	4,561,280	—	—	212,040	4,773,320
Other international sales	505,542	212,200	86,592	—	804,334
Total	$9,869,908	$610,576	$299,079	$221,539	$11,001,102

	For the three months ended March 31, 2022:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$8,395,303	$1,077,695	$729,970	$9,874	$10,212,842
Sales to U.S. government	15,731,136	—	—	—	15,731,136
North and South America sales (excluding U.S.)	11,074,246	—	2,608	274	11,077,128
Other international sales	7,505,438	211,368	2,888	1,550	7,721,244
Total	$42,706,123	$1,289,063	$735,466	$11,698	$44,742,350

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

The Company provides for deferred income taxes through utilizing an asset and liability approach for financial accounting and reporting based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such differences reverse in future periods.  Deferred tax assets are periodically reviewed for realizability.  Management has concluded that a $283 thousand valuation allowance is needed for state net operating losses as of March 31, 2023 and December 31, 2022.

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

The calculation of diluted EPS under the treasury stock method included the following shares in the three-month periods ending March 31, 2023 and 2022:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Common Stock underlying issued and outstanding stock options	26,604	96,244
Common stock issuable upon the conversion of convertible preferred shares	—	232,445
	26,604	328,689

The potential dilution, if any, is shown on the following schedule:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Net income	$990,972	$7,616,455
Preferred stock dividend requirements	(58,111)	(58,111)
Income applicable to common shareholders	$932,861	$7,558,344
Average common shares outstanding	29,937,159	33,265,453
Average common and common equivalent shares outstanding — assuming dilution	29,963,763	33,594,142
Basic earnings per share	$0.03	$0.23
Diluted earnings per share	$0.03	$0.23

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

Technology Investment Agreement (TIA)

Effective July 1, 2020, the Company entered into a Technology Investment Agreement (“TIA”) with the United States Government Department of Defense, U.S. Army Contracting Command-Aberdeen Proving Ground, Natick Contracting Division & Edgewood Contracting Division (ACC-APG, NCD & ECD) on behalf of the Biomedical Advanced Research and Development Authority (BARDA), as amended, for $81,029,518 in government funding for expanding the Company’s domestic production of needles and syringes. Pursuant to the terms of the TIA, the

Company has made significant additions to its facilities which should allow the Company to increase domestic production capacity.

The amounts set forth as Receivable from Technology Investment Agreement (TIA) in the Condensed Balance Sheets represent amounts receivable under the TIA.  The amounts may represent advance requests or reimbursement requests for expenditures.  As reimbursements are received from the U.S. government for such expenditures, the Company records a deferred liability. In 2021, the deferred liability began to be systematically amortized as a gain over the life of the related property, plant, and equipment and is presented as Other income – TIA on the Condensed Statements of Operations. For any reimbursements received for expenditures not capitalized as property, plant, and equipment, Other income – TIA will be recognized in the same period as the expense.

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

3.    INVENTORIES

Inventories consist of the following:

	March 31, 2023	December 31, 2022
Raw materials	$4,876,498	$4,896,904
Finished goods	17,222,549	15,787,264
	$22,099,047	$20,684,168

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements.  ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

●	Level 1 – quoted market prices in active markets for identical assets and liabilities

●	Level 2 – inputs other than quoted prices that are directly or indirectly observable

●	Level 3 – unobservable inputs where there is little or no market activity

The following tables summarize the values of assets designated as Investments in equity securities:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Equity securities	$29,194,746	$—	$—	$29,194,746
Mutual funds	11,160,918	—	—	11,160,918
Municipal bonds	674,532	—	—	674,532
	$41,030,196	$—	$—	$41,030,196

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Equity securities	$27,692,459	$—	$—	$27,692,459
Mutual funds	1,302,973	—	—	1,302,973
Municipal bonds	661,882	—	—	661,882
	$29,657,314	$—	$—	$29,657,314

The investment assets are readily marketable and are carried at fair value as of the date of the Condensed Balance Sheets. The Company intends to hold these assets for possible future operating requirements. The following table summarizes gross unrealized gains from Investments in debt and equity securities:

	March 31, 2023
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$22,954,756	$6,239,990	$—	$29,194,746
Mutual funds	11,092,421	68,497	—	11,160,918
Municipal bonds	634,692	39,840	—	674,532
	$34,681,869	$6,348,327	$—	$41,030,196

	December 31, 2022
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$22,913,739	$4,778,720	$—	$27,692,459
Mutual funds	1,252,804	50,169	—	1,302,973
Municipal bonds	634,455	27,427	—	661,882
	$24,800,998	$4,856,316	$—	$29,657,314

Unrealized gains on investments in equity securities were $1.5 million and $3.3 million for the three months ended March 31, 2023 and 2022, respectively.

5.    INCOME TAXES

The Company’s effective tax rate on the net income before income taxes was 18.9% and 43.2% for the three months ended March 31, 2023 and 2022, respectively.

A reconciliation of the federal statutory corporate tax rate to the Company’s effective tax rate is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
U.S. statutory federal tax rate	21.0%	21.0%
State tax, net of federal tax	0.1%	3.2%
Stock options	(1.0)%	5.2%
Rate change	—%	8.1%
Out of Period Adjustment	—%	4.0%
Return-to-provision and other	(1.2)%	1.7%
Effective tax rate	18.9%	43.2%

The Company uses the recognition and measurement provisions of the FASB ASC Topic 740, Income Taxes (“Topic 740”), to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. The Company reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets, to evaluate the need for a valuation allowance at March 31, 2023 and 2022.  As a result of this review, the Company concluded that a $283 thousand valuation allowance is needed for state net operating losses as of March 31, 2023 and December 31, 2022.

The effective tax rate for the three months ended March 31, 2023 was different from the federal statutory rate due primarily to stock-based compensation and compensation limits under IRC Section 162(m).  In the third quarter of 2022, the Company, in conjunction with its state and local tax advisors, began a thorough analysis of the income tax imposition and apportionment statutes, including the application of Public Law 86-272.  As a result of this analysis, the Company’s state income tax rate is lower for the three months ended March 31, 2023 as compared to March 31, 2022.

6.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2023	December 31, 2022
Prepayments from customers	$233,139	$435,916
Accrued property taxes	561,226	—
Accrued professional fees	410,544	254,584
Current portion – preferred stock repurchase	6,000	1,097,954
Other accrued expenses	221,006	203,690
Total	$1,431,915	$1,992,144

7.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities are comprised of the Technology Investment Agreement (TIA) which was $74,439,649 at March 31, 2023 and $75,459,612 at December 31, 2022.  The TIA provides for reimbursement to the Company for the purchase of equipment and supplies related to the expansion of the Company’s domestic production of needles and syringes.  Under the TIA, reimbursable amounts will be reflected as a liability until the time its deferred income can be systematically amortized over a period matching the useful life of the purchased assets.

8.    COMMITMENTS AND CONTINGENCIES

On November 7, 2019, the Company filed a lawsuit in the 44th District Court of Dallas County, Texas (No. DC-19-17946) against Locke Lord, LLP and Roy Hardin in connection with their legal representation of the Company in its previous litigation against Becton, Dickinson and Company ("BD"). The Company alleged that the defendants breached their fiduciary duties, committed malpractice, and were negligent in their representation of the Company. The Company seeks actual and exemplary damages, disgorgement, costs, and interest. On October 6, 2020, the Court dismissed Locke Lord, LLP and Mr. Hardin’s motion to dismiss.  Such order was affirmed on April 20, 2021 by the Court of Appeals, Fifth District of Texas at Dallas. On April 7, 2022, the Company amended its petition. On March 23, 2022 and again on May 4, 2022, Locke Lord, LLP and Mr. Hardin filed a motion for partial summary judgment regarding the Company’s cause of action for breach of fiduciary duty. On July 12, 2022, the Court granted a partial summary judgment and ordered that the Company take nothing on its cause of action for breach of fiduciary duty and ruled that such claims be characterized as professional negligence or legal malpractice causes of action. On August 3, 2022, Locke Lord, LLP and Mr. Hardin filed a motion for summary judgment regarding proximate cause and actual damages, which was denied for all but one issue on December 14, 2022. On August 12, 2022, Locke Lord, LLP and Mr. Hardin filed a motion for summary judgment regarding Fifth Circuit law on patent infringement as antitrust conduct and such motion was denied on October 3, 2022.  On September 2, 2022, the Company filed a Second Amended Petition alleging legal malpractice and negligence.  A jury trial date of October 30, 2023 has been set for this case.

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

Revenues by geography are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
U.S. sales (excluding U.S. government)	$5,423,448	$10,212,842
Sales to U.S. government	—	15,731,136
North and South America sales (excluding U.S.)	4,773,320	11,077,128
Other international sales	804,334	7,721,244
Total sales	$11,001,102	$44,742,350

Long-lived assets by geography are as follows:

	March 31, 2023	December 31, 2022
Long-lived assets
U.S.	$94,200,648	$95,587,561
International	4,480,729	4,565,207
Total	$98,681,377	$100,152,768

10.  DIVIDENDS

A cash dividend of $39,050 was paid within one month of each quarter’s end in 2022 and in January and April 2023 to Series II preferred shareholders.  Series III preferred shareholders were paid a cash dividend of $39,495 in January 2022 and $19,061 within one month of each remaining quarter’s end in 2022 as well as in January and April 2023.

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

11.  EXCHANGE OF COMMON STOCK FOR PREFERRED STOCK

In 2020, the Company entered into several agreements with shareholders to purchase its outstanding Class B Convertible Preferred Stock.  The consideration for these purchases consisted of both cash and Common Stock.  In addition, in each such transaction, the preferred shareholder counterparty waived all rights to unpaid dividends in arrears.  The aggregate cash consideration equaled $3,786,000, of which $482,670 was paid in 2020.  The balance was paid in equal installments of $1,101,110 over a three-year period which began in February 2021 and the last payment was made in February 2023.

12.  STOCK OPTION EXPENSE

In March 2021, three officers were granted stock options for the purchase of a total of 1,350,000 shares under the 2021 Stock Option Plan.  The options had a ten-year term and were to vest in their entirety three years from the grant date.  The fair value of the 2021 grant was $10.21 per share using the Black-Scholes option pricing model with a risk-free rate of 1.20%, an exercise price of $13.00 per share and a volatility factor of 92.66%.  The options as of December 2022 were considered deeply out-of-the-money as the exercise price was significantly higher than the then-current average market price.  In December 2022, the board of directors canceled these options with no replacement awards or compensation to be provided to the three officers of the Company.

Stock options granted to executives and other employees are expensed for accounting purposes under the Stock Compensation Topic of the FASB Accounting Standards Codification (ASC).  ASC 718-20-35-9 provides that a cancellation of an award that is not accompanied by the concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost shall be recognized at the cancellation date.  Under this guidance, the Company accelerated the recognition of all future stock option expense related to the option grants cancelled in December 2022.  The impact to the financial statements for the year ended December 31, 2022 was the recognition of an additional $5.5 million in stock option expense.  Stock option expense was $0 and $1,132,078 for the three months ended March 31, 2023 and 2022, respectively.

13. TECHNOLOGY INVESTMENT AGREEMENT

Effective July 1, 2020, the Company entered into the TIA with the U.S. government to expand the Company’s manufacturing capacity for hypodermic safety needles in response to the worldwide COVID-19 global pandemic.  The award is an expenditure-type TIA, whereby the U.S. government has made payments to the Company for the Company’s expenditures for equipment and supplies related to the expansion.  The Company’s contributions under the terms of the TIA include providing facilities, technical expertise, labor and maintenance for the TIA-funded equipment for a ten-year term.  In May of 2021, the Company and the U.S. government amended the TIA agreement to include two additional assembly lines and additional controlled environment space.  The TIA and its amendment provide up to $53.7 million and $27.3 million respectively, or $81 million in total reimbursements.

As of March 31, 2023, the Company has received all equipment, has completed all property construction required by the TIA, and all reimbursement requests have been submitted.  As of April 6, 2023, the final reimbursement of $1,309,919, which is reflected as the balance of the Receivable from Technology Investment Agreement (TIA) on the Condensed Balance Sheets, was received.  Over the life of the TIA, the Company received a total of $80,255,333 in reimbursements from the U.S. government.  No further amounts are expected to be collected for the TIA.

14.  STOCK REPURCHASES

The Company entered into a repurchase plan (the “Plan”) dated June 4, 2021 with an independent broker for the purchase of up to $10 million of the Company’s Common Stock.  The Plan was terminated on April 14, 2022.  A total of 1,087,145 shares were purchased under the Plan for a total purchase price of $8.1 million.

The Company entered into a private stock repurchase agreement effective December 2022 for the purchase of 3.0 million shares of Common Stock at $1.60 per share for an aggregate purchase price of $4.8 million.

These treasury share purchases are accounted for under the cost method and are included as a component of treasury stock in the Company’s balance sheets.

Of the 100 million authorized shares of Common Stock, 34,024,304 shares were issued and 29,937,159 shares outstanding as of both December 31, 2022 and March 31, 2023.

15. RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation.  These reclassifications had no effect on the reported results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others: material changes in demand; potential tariffs; our ability to maintain liquidity; our maintenance of patent protection; our ability to maintain favorable third party manufacturing and supplier arrangements and relationships; foreign trade risk; our ability to access the market; production costs; the impact of larger market players in providing devices to the safety market; and any other factors referenced in Item 1A. Risk Factors in Part II. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997. VanishPoint® syringes comprised 89.7% of our sales in the first quarter of 2023. EasyPoint® products accounted for 2.7% of sales in the first quarter of 2023. We also manufacture and market an IV safety catheter and blood collection products, including the blood collection tube holder and VanishPoint® Blood Collection Set, which were 7.6% of our total product sales in the first quarter of 2023.

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

In 2020 and 2021, we were awarded significant orders and contracts by the U.S. government to safety syringes for COVID-19 vaccination efforts.  From 2020 through the first quarter of 2022, the U.S. government was a significant customer.  We cannot predict whether any future U.S. government orders may occur.

In 2020, we entered into a Technology Investment Agreement (“TIA”) with the U.S. government which provided significant government funding for expanding our domestic production of needles and syringes to meet ongoing and future U.S. COVID-19 medical countermeasures demands.  Recent additions of manufacturing equipment and facilities have increased our production capacity and our overhead costs.  Additionally, in 2022, we expanded our existing administrative offices at a total cost of $5.8 million.  There are currently no plans to further expand our production or administrative facilities, nor do we have material commitments for additional manufacturing equipment purchases.

The U.S. government orders as well as the TIA are material events particular to the COVID-19 pandemic and are not indicative of future operations.

Although we have recently experienced certain cost increases in raw materials, those costs primarily affected our domestic manufacturing because the finished goods we purchased from China (being 92.6% of our products) are subject to a long-term fixed price contract. Other factors that could affect our unit costs include increases in tariffs, supplier cost increases, and changing production volumes.  Increases in costs may not be recoverable through price increases of our products.

Historically, an overwhelming majority of our products have been sold domestically.  However, in the first quarter of 2023, 50.7% of our sales were international sales.  The increase is attributable to higher international revenues from vaccination efforts which lagged domestic vaccination sales by a year or more.

We believe domestic customers have retained products provided for vaccination purposes in inventory, leading to a decrease in our 2022-2023 domestic sales.  Customers have reported that demand was diminished due to their remaining syringe inventory.

As detailed in Note 4 to the financial statements, we held $41.0 million in debt and equity securities as of March 31, 2023, which represented 21.2% of our total assets. During the first quarter of 2023, we increased our investment in U.S. government-backed mutual funds by approximately $9.0 million and restructured our investments in equity securities by approximately $6.0 million.  We believe that such changes increase the security of our overall investments.  The purchases of new investments materially decreased our cash position.

In June 2022, we reduced our workforce by approximately 16% and we further reduced our workforce by an additional 22% in March 2023.  These reductions in force were a result of the substantial completion of our facility expansion and the fulfillment of U.S. government orders to provide products for COVID-19 vaccinations.

Historically, unit sales have increased during the flu season. With the dramatic increase in sales attributable to COVID-19 vaccinations, however, the effect of flu season sales was less impactful.  We cannot predict the demand for the 2023 flu season or COVID-19 booster demand both due to customers’ unknown remaining syringe inventory as well as concerns regarding vaccine fatigue or hesitancy.

Product purchases from our Chinese manufacturers have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost. In the first quarter of 2023, our Chinese manufacturers produced approximately 92.6% of our products. In the event that we become unable to purchase products from our Chinese manufacturers, we may need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes, and we would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

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

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements. All period references are to periods ended March 31, 2023 or 2022, as applicable. Dollar amounts have been rounded for ease of reading.

Comparison of Three Months Ended March 31, 2023 and March 31, 2022

Domestic sales accounted for 49.3% and 58.0% of the revenues for the three months ended March 31, 2023 and 2022, respectively.  Domestic revenues decreased 79.1% principally due to the lack of sales to the U.S. government.  Domestic unit sales decreased 77.4%.  Domestic unit sales were 37.7% of total unit sales for the three months ended March 31, 2023.  International revenues decreased approximately 70.3% predominantly due to fewer orders for international vaccination campaigns.  Overall unit sales decreased 73.0% and our overall revenues decreased by 75.4%.

There is uncertainty as to the timing of future international orders.  The revenues on a per-unit basis in the international market are significantly lower than in the U.S. market.  As a result, increases in international orders and unit sales have the potential to lower our overall revenues on a per-unit basis, as well as our profit margins.

Cost of manufactured product decreased 72.3% principally due to lower unit sales.  Royalty expense decreased 70.0% due to the associated decrease in gross revenues.

Operating expenses were relatively unchanged from the first quarter of 2022 despite lower sales and production levels.  Due to its timing within the quarter, the reduction in force implemented in March 2023 did not materially affect the first quarter expenses.  In the first quarter of 2023, we invested approximately 33% more in sales and marketing expenses, primarily in travel and trade show expenses as well as increased headcount for sales representatives, in an effort to improve future revenues.

The loss from operations was $2.7 million as compared to income from operations of $9.7 million for the same period last year.  The decrease was due to an overall decrease in revenues and because per-unit costs have risen with lower production levels.

The unrealized gain on debt and equity securities was $1.5 million due to the increased market values of those securities. Interest expense for the quarter decreased by approximately 7.5% from the same period in the prior year due to less imputed interest associated with the stock exchanges discussed in Note 11 of the financial statements.

The provision for income taxes was $231 thousand for the first three months of 2023 as compared to $5.8 million for the first three months of 2022.

Discussion of Balance Sheet and Cash Flow Items

Cash flow used by operations was $3.7 million for the three months ended March 31, 2023 due to a number of factors.  A significant portion of the operating activity cash flow was an unrealized gain of $1.5 million on our investments.  In addition, we recognized $1.6 million in other income from the TIA during the first quarter of 2023.  Changes in working capital also impacted cash flows from operating activities during the current quarter. Accounts receivable increased by $1.8 million, inventory increased by $1.4 million, and accounts payable decreased by $1.0 million. This was offset by a decrease of $1.1 million in income taxes receivable.

Cash used by investing activities was $9.6 million for the three months ended March 31, 2023 due primarily to the purchase of $16.0 million of debt and equity securities, which was offset by $6.8 million of proceeds from the sale of debt and equity securities.

Cash used by financing activities was $57 thousand for the three months ended March 31, 2023. This was primarily due to proceeds from the government under the TIA for payments on our orders for fixed assets but was offset by our payment of $1.1 million in connection with the private stock exchange discussed in Note 11.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded operations primarily from the proceeds from revenues, private placements, litigation settlements, and loans. We may fund operations going forward from revenues, cash reserves, and investments if the need to access those funds arises. We do not, and historically have not, utilized lines of credit to fund operations.

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

Cash Requirements

We believe we will have adequate means to meet our short-term needs to fund operations for at least 12 months from the date of issuance of the financial statements. Besides cash reserves and expected income from operations, we also have access to our investments which may be liquidated in the event that we need to access the funds for operations.  Expected short-term uses of cash include payroll and benefits, royalty expense, inventory purchases, contractual obligations, payment of income taxes, quarterly preferred stock dividends, and other operational priorities. Our liabilities are our bank debt as set forth as out Long-term debt on our Condensed Balance Sheets and other liabilities detailed herein in Note 7 to the financial statements.  We believe we will have adequate means to meet our currently foreseeable long-term liquidity needs.  In the event that our long-term cash requirements exceed our current reserves and our ability to generate cash from operations, management would necessarily undertake to reduce our operational cash requirements.

Future period cash flow statements are not expected to include additional amounts related to the TIA (except as detailed in Note 13) nor future preferred stock repurchase amounts in connection with the transactions detailed in Note 11.

Capital Resources

Since the execution of the TIA on July 1, 2020, we have significantly expanded our facilities.  There are no remaining capital projects.

CRITICAL ACCOUNTING ESTIMATES

We are responsible for developing estimates for amounts reported as assets and liabilities, and revenues and expenses in conformity with U.S. generally accepted accounting principles (“GAAP”). Those estimates require that we develop assumptions of future events based on past experience and expectations of economic factors. Among the more critical estimates management makes is the estimate for customer rebates. The amount reported as a contractual allowance for rebates involves examination of past historical trends related to our sales to customers and the related credits issued once the contractual obligations of the customers have been met. The establishment of a liability for future claims of rebates against sales in the current period requires that we have an understanding of the relevant sales with respect to product categories, sales distribution channels, and the likelihood of contractual obligations being satisfied. We examine the results of estimates against actual results historically and use the determination to further develop our basis for assumptions in future periods, as well as the accuracy of past estimates. While we believe that we have sufficient historical data, and a firm basis for establishing reserves for contractual obligations, there is an inherent risk that our estimates and the underlying assumptions may not reflect actual future results.  In the event that these estimates and/or assumptions are incorrect, adjustments to our reserves may have a material impact on future results.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the first quarter of 2023 or subsequent to March 31, 2023 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Please refer to Note 8 to the financial statements for a complete description of all legal proceedings.

Item 1A.    Risk Factors.

In addition to the risk factors disclosed in our most recent annual report which is available on EDGAR, the following additional risk has been identified during 2023:

Unfavorable developments affecting the banking and financial services industry could adversely affect our business, liquidity and financial condition, and overall results of operations.

Actual events, concerns, or speculation about disruption or instability in the banking and financial services industry, such as liquidity constraints, the failure of individual institutions, or the inability of individual institutions or the banking and financial service industry generally to meet their contractual obligations, could significantly impair our access to capital, delay access to deposits or other financial assets, or cause actual loss of funds which would adversely affect our business, liquidity and financial condition, and overall results of operations.

Item 6.    Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the period ended March 31, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Condensed Statements of Operations for the three  months ended March 31, 2023 and 2022, (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (iv) Condensed Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and 2022; and (v) Notes to Condensed Financial Statements

104	Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2023	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ John W. Fort
JOHN W. FORT III VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER