Form 10-Q
period 2023-06-30
RETRACTABLE TECHNOLOGIES INC
filed 2023-08-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ◻  No ◻

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,937,159 shares of Common Stock outstanding, excluding 4,087,145 treasury shares, on August 1, 2023.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2023

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$4,142,889	$19,721,345
Accounts receivable, net	7,223,222	4,835,119
Receivable from Technology Investment Agreement (TIA)	—	2,025,413
Investments in debt and equity securities, at fair value	39,773,094	29,657,314
Inventories	20,914,779	20,684,168
Income taxes receivable	9,195,113	10,619,835
Prepaid estimated taxes	4,295	4,295
Other current assets	1,297,439	1,262,221
Total current assets	82,550,831	88,809,710

Property, plant, and equipment, net	96,824,184	100,152,768
Deferred tax asset	7,219,868	6,518,663
Other assets	170,695	184,524
Total assets	$186,765,578	$195,665,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,581,422	$6,404,925
Current portion of long-term debt	293,539	285,954
Accrued compensation	928,341	997,530
Dividends payable	1,417,937	1,417,937
Accrued royalties to shareholder	653,478	973,701
Other accrued liabilities	1,990,314	1,992,144
Income taxes payable	5,235	63,631
Total current liabilities	8,870,266	12,135,822

Other long-term liabilities	72,965,630	75,459,612
Long-term debt, net of current maturities	1,386,691	1,533,422
Total liabilities	83,222,587	89,128,856

Commitments and contingencies – see Note 8

Stockholders’ equity:
Preferred stock, $1 par value:
Class B; authorized: 5,000,000 shares
Series II, Class B	156,200	156,200
Series III, Class B	76,245	76,245
Common Stock, no par value	—	—
Additional paid-in capital	73,164,501	73,164,501
Retained earnings	43,034,723	46,028,541
Common stock in treasury – at cost	(12,888,678)	(12,888,678)
Total stockholders’ equity	103,542,991	106,536,809
Total liabilities and stockholders’ equity	$186,765,578	$195,665,665

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Sales, net	$7,971,280	$14,336,569	$18,972,382	$59,078,919
Cost of sales:
Cost of manufactured product	6,940,895	9,783,565	14,302,759	36,389,803
Royalty expense to shareholder	653,478	906,404	1,423,187	3,474,595
Total cost of sales	7,594,373	10,689,969	15,725,946	39,864,398
Gross profit	376,907	3,646,600	3,246,436	19,214,521

Operating expenses:
Sales and marketing	1,545,453	1,065,877	2,895,624	2,083,761
Research and development	138,761	206,388	268,518	301,926
General and administrative	3,725,463	4,436,186	7,855,487	9,164,667
Total operating expenses	5,409,677	5,708,451	11,019,629	11,550,354
Income (loss) from operations	(5,032,770)	(2,061,851)	(7,773,193)	7,664,167

Other income - TIA	1,474,019	737,465	3,031,798	1,092,554
Unrealized gain (loss) on debt and equity securities	(6,251,650)	(3,903,523)	(4,759,639)	(572,414)
Gain (loss) on sale of equity securities	4,828,529	—	5,574,791	—
Interest and other income	218,651	60,579	428,466	95,491
Interest expense	(37,469)	(38,368)	(81,024)	(85,473)
Income (loss) before income taxes	(4,800,690)	(5,205,698)	(3,578,801)	8,194,325
Provision (benefit) for income taxes	(932,122)	(1,564,101)	(701,205)	4,219,467
Net income (loss)	(3,868,568)	(3,641,597)	(2,877,596)	3,974,858
Preferred Stock dividend requirements	(58,111)	(58,111)	(116,222)	(116,222)
Net income (loss) applicable to common shareholders	$(3,926,679)	$(3,699,708)	$(2,993,818)	$3,858,636

Basic earnings (loss) per share	$(0.13)	$(0.11)	$(0.10)	$0.12

Diluted earnings (loss) per share	$(0.13)	$(0.11)	$(0.10)	$0.12

Weighted average common shares outstanding:
Basic	29,937,159	32,945,821	29,937,159	33,105,637
Diluted	30,169,604	33,256,588	30,169,604	33,426,429

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities
Net income (loss)	$(2,877,596)	$3,974,858
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	3,884,970	1,777,991
Net unrealized loss on investments	4,759,639	572,414
Realized (gain) loss on investments	(5,574,791)	38,378
Accreted interest	9,157	33,799
Deferred taxes	(701,205)	4,219,467
Provision for doubtful accounts	370,573	—
Share-based compensation	—	2,276,736
Provision for inventory reserve	143,290	98,974
Other income - TIA	(3,031,798)	—
(Increase) decrease in operating assets:
Accounts receivable	(2,758,677)	27,127,674
Inventories	(373,901)	(702,934)
Other current assets	(35,220)	(66,470)
Income taxes receivable	1,424,723	—
Prepaid estimated taxes	—	(7,361,845)
Other assets	13,830	—
Increase (decrease) in operating liabilities:
Accounts payable	(2,823,502)	(11,116,971)
Accrued liabilities	700,711	(2,958,736)
Income taxes payable	(58,396)	(4,959,878)
Net cash from operating activities	(6,928,193)	12,953,457

Cash flows from investing activities
Purchase of property, plant, and equipment	(556,385)	(10,540,595)
Purchase of debt and equity securities	(43,868,141)	(16,139,741)
Proceeds from the sales of debt and equity securities	34,567,513	1,924,769
Net cash from investing activities	(9,857,013)	(24,755,567)

Cash flows from financing activities
Repayments of long-term debt	(139,146)	(142,847)
Proceeds from Technology Investment Agreement (TIA)	2,563,229	7,270,814
Proceeds from the exercise of stock options	—	10,500
Payment of preferred stock repurchase payable	(1,101,110)	(1,101,110)
Payment of preferred stock dividends	(116,223)	(136,656)
Repurchase of common stock	—	(2,818,177)
Net cash from financing activities	1,206,750	3,082,524

Net decrease in cash and cash equivalents	(15,578,456)	(8,719,586)
Cash and cash equivalents at:
Beginning of period	19,721,345	29,162,913
End of period	$4,142,889	$20,443,327

Supplemental schedule of cash flow information:
Interest paid	$28,312	$51,675
Income taxes paid	$—	$12,324,153

Supplemental schedule of noncash investing and financing activities:
Amounts receivable under Technology Investment Agreement (TIA)	$—	$3,567,913

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

The following shows the changes in stockholders’ equity for the three-month period ended June 30, 2023:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at March 31, 2023	$—	$156,200	$76,245	$73,164,501	$46,961,402	$(12,888,678)	$107,469,670
Dividends	—	—	—	—	(58,111)	—	(58,111)
Net Loss	—	—	—	—	(3,868,568)	—	(3,868,568)
Balance at June 30, 2023	$—	$156,200	$76,245	$73,164,501	$43,034,723	$(12,888,678)	$103,542,991

The following shows the changes in stockholders’ equity for the three-month period ended June 30, 2022:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at March 31, 2022	$—	$156,200	$76,245	$64,167,466	$48,740,773	$(7,818,225)	$105,322,459
Dividends	—	—	—	—	(58,111)	—	(58,111)
Stock Option Compensation	—	—	—	1,144,658	—	—	1,144,658
Repurchase of Common Stock - at cost	—	—	—	—	—	(270,453)	(270,453)
Net Loss	—	—	—	—	(3,641,597)	—	(3,641,597)
Balance at June 30, 2022	$—	$156,200	$76,245	$65,312,124	$45,041,065	$(8,088,678)	$102,496,956

The following shows the changes in stockholders’ equity for the six-month period ended June 30, 2023:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2022	$—	$156,200	$76,245	$73,164,501	$46,028,541	$(12,888,678)	$106,536,809
Dividends	—	—	—		(116,222)	—	(116,222)
Net Loss	—	—	—	—	(2,877,596)	—	(2,877,596)
Balance at June 30, 2023	$—	$156,200	$76,245	$73,164,501	$43,034,723	$(12,888,678)	$103,542,991

The following shows the changes in stockholders’ equity for the six-month period ended June 30, 2022:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2021	$—	$156,200	$76,245	$63,024,888	$41,182,429	$(5,270,501)	$99,169,261
Stock Option Exercises	—	—	—	10,500	—	—	10,500
Dividends	—	—	—	—	(116,222)	—	(116,222)
Stock Option Compensation	—	—	—	2,276,736	—	—	2,276,736
Repurchase of Common Stock - at cost	—	—	—	—	—	(2,818,177)	(2,818,177)
Net Income	—	—	—	—	3,974,858	—	3,974,858
Balance at June 30, 2022	$—	$156,200	$76,245	$65,312,124	$45,041,065	$(8,088,678)	$102,496,956

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

Accounts receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  The Company’s allowance for doubtful accounts is primarily determined by review of specific trade receivables.  Those accounts that are doubtful of collection are included in the allowance.  This provision is reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. The allowance for doubtful accounts was $634,174 and $675,208 as of June 30, 2023 and December 31, 2022, respectively.

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

Investments in debt and equity securities

The Company holds mutual funds, debt and equity securities as investments.  These assets are readily marketable and are carried at fair value as of the date of the Condensed Balance Sheets. Net unrealized and realized gains or losses on these investments are reflected separately on the Condensed Statements of Operations. Realized gains or losses on investments are recognized using the specific identification method.

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

The following table reflects our significant customers for the three-month and six-month periods ended June 30, 2023 and 2022:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
Number of significant customers	3		3		3		4
Aggregate dollar amount of net sales to significant customers	$4.4	million	$8.3	million	$10.2	million	$44.4	million
Percentage of net sales to significant customers	55.0%		57.6%		53.9%		75.2%

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China.  The Company obtained roughly 89% and 91% of its products in the first six months of 2023 and 2022, respectively, from its Chinese manufacturers.  Purchases from Chinese manufacturers aggregated 84% of products in both the second quarter of 2023 and also 2022.  In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company may need to find an alternate manufacturer for its blood collection set, EasyPoint® blood collection tube holder with needle, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes, and would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

Revenue recognition

The Company recognizes revenue when control of performance obligations passes to the customer, generally when the product ships.  Payments from customers with approved credit terms are typically due 30 days from the invoice date. Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances. Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  When rebates are issued, they are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Condensed Balance Sheets and deducted from Revenues in the Condensed Statements of Operations.  Accounts payable included estimated contractual allowances for $2.8 million and $3.0 million as of June 30, 2023 and December 31, 2022, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors. Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  End-users do not receive any contractual allowances on their purchases.  Any product shipped or distributed for evaluation purposes is expensed.

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

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the three months ended June 30, 2023:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$5,780,080	$346,297	$1,165,634	$8,665	$7,300,676
Sales to U.S. government	—	—	—	—	—
North and South America sales (excluding U.S.)	210,232	—	—	—	210,232
Other international sales	366,312	1,748	87,612	4,700	460,372
Total	$6,356,624	$348,045	$1,253,246	$13,365	$7,971,280

	For the three months ended June 30, 2022:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$6,877,166	$526,256	$2,138,573	$19,814	$9,561,809
Sales to U.S. government	—	—	—	—	—
North and South America sales (excluding U.S.)	4,096,984	—	—	216,144	4,313,128
Other international sales	423,578	35,246	2,808	—	461,632
Total	$11,397,728	$561,502	$2,141,381	$235,958	$14,336,569

	For the six months ended June 30, 2023:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$10,583,166	$744,673	$1,378,121	$18,164	$12,724,124
Sales to U.S. government	—	—	—	—	—
North and South America sales (excluding U.S.)	4,771,512	—	—	212,040	4,983,552
Other international sales	871,854	213,948	174,204	4,700	1,264,706
Total	$16,226,532	$958,621	$1,552,325	$234,904	$18,972,382

	For the six months ended June 30, 2022:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$15,272,468	1,603,951	2,868,543	29,688	$19,774,650
Sales to U.S. government	15,731,136	—	—	—	15,731,136
North and South America sales (excluding U.S.)	15,171,230	—	2,608	216,418	15,390,256
Other international sales	7,929,017	246,614	5,696	1,550	8,182,877
Total	$54,103,851	$1,850,565	$2,876,847	$247,656	$59,078,919

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

The Company provides for deferred income taxes through utilizing an asset and liability approach for financial accounting and reporting based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such differences reverse in future periods.  Deferred tax assets are periodically reviewed for realizability.  Management has concluded that a $283 thousand valuation allowance is needed for state net operating losses as of June 30, 2023 and December 31, 2022.

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

The calculation of diluted EPS under the treasury stock method included the following shares in the three-month and six-month periods ending June 30, 2023 and 2022:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Common Stock underlying issued and outstanding stock options	16,033	78,322	22,041	88,347
Common stock issuable upon the conversion of convertible preferred shares	—	232,445	—	232,445
	16,033	310,767	22,041	320,792

The potential dilution, if any, is shown on the following schedule:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income (loss)	$(3,868,568)	$(3,641,597)	$(2,877,596)	$3,974,858
Preferred stock dividend requirements	(58,111)	(58,111)	(116,222)	(116,222)
Income (loss) applicable to common shareholders	$(3,926,679)	$(3,699,708)	$(2,993,818)	$3,858,636
Average common shares outstanding	29,937,159	32,945,821	29,937,159	33,105,637
Average common and common equivalent shares outstanding — assuming dilution	30,169,604	33,256,588	30,169,604	33,426,429
Basic earnings (loss) per share	$(0.13)	$(0.11)	$(0.10)	$0.12
Diluted earnings (loss) per share	$(0.13)	$(0.11)	$(0.10)	$0.12

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

Technology Investment Agreement (TIA)

Effective July 1, 2020, the Company entered into a Technology Investment Agreement (“TIA”) with the United States Government Department of Defense, U.S. Army Contracting Command-Aberdeen Proving Ground, Natick Contracting Division & Edgewood Contracting Division (ACC-APG, NCD & ECD) on behalf of the Biomedical Advanced Research and Development Authority (BARDA), as amended, for $81,029,518 in government funding for expanding the Company’s domestic production of needles and syringes. Pursuant to the terms of the TIA, the Company has made significant additions to its facilities which allows the Company to increase domestic production capacity.

The amounts set forth as Receivable from Technology Investment Agreement (TIA) in the Condensed Balance Sheets represent amounts receivable under the TIA.  The amounts represented advance requests or reimbursement requests for expenditures.  As reimbursements were received from the U.S. government for such expenditures, the Company recorded a deferred liability. In 2021, the deferred liability began to be systematically amortized as a gain over the life of the related property, plant, and equipment and is presented as Other income – TIA on the Condensed Statements of Operations. For any reimbursements received for expenditures not capitalized as property, plant, and equipment, Other income – TIA was recognized in the same period as the expense.

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

3.    INVENTORIES

Inventories consist of the following:

	June 30, 2023	December 31, 2022
Raw materials	$4,636,587	$4,896,904
Finished goods	16,278,192	15,787,264
	$20,914,779	$20,684,168

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements.  ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

●	Level 1 – quoted market prices in active markets for identical assets and liabilities

●	Level 2 – inputs other than quoted prices that are directly or indirectly observable

●	Level 3 – unobservable inputs where there is little or no market activity

The following tables summarize the values of assets designated as Investments in debt and equity securities:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Equity securities	$—	$—	$—	$—
Mutual funds	39,104,081	—	—	39,104,081
Municipal bonds	669,013	—	—	669,013
	$39,773,094	$—	$—	$39,773,094

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Equity securities	$27,692,459	$—	$—	$27,692,459
Mutual funds	1,302,973	—	—	—
Municipal bonds	661,882	—	—	661,882
	$29,657,314	$—	$—	$29,657,314

The investment assets are readily marketable and are carried at fair value as of the date of the Condensed Balance Sheets. The Company intends to hold these assets for possible future operating requirements. The following table summarizes gross unrealized gains and losses from Investments in debt and equity securities:

	June 30, 2023
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$—	$—	$—	$—
Mutual funds	39,041,485	62,596	—	39,104,081
Municipal bonds	634,932	34,081	—	669,013
	$39,676,417	$96,677	$—	$39,773,094

	December 31, 2022
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$22,913,739	$4,778,720	$—	$27,692,459
Mutual funds	1,252,804	50,169	—	1,302,973
Municipal bonds	634,455	27,427	—	661,882
	$24,800,998	$4,856,316	$—	$29,657,314

Unrealized losses on investments in debt and equity securities were $4.8 million and $572 thousand for the six months ended June 30, 2023 and 2022, respectively.

5.    INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was 19.4% and 30% for the three months ended June 30, 2023 and 2022, respectively.  The Company’s effective tax rate on the net income before income taxes was 19.6% and 51.5% for the six months ended June 30, 2023 and 2022, respectively.

A reconciliation of the federal statutory corporate tax rate to the Company’s effective tax rate is as follows:

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
U.S. statutory federal tax rate	21.0%	21.0%
State tax, net of federal tax	0.1%	3.2%
Stock options	0.4%	8.6%
Rate Change	—%	13.1%
Out of period adjustment	(0.8)%	(0.2)%
Return-to-provision and other	(1.1)%	5.8%
Effective tax rate	19.6%	51.5%

The Company uses the recognition and measurement provisions of the FASB ASC Topic 740, Income Taxes (“Topic 740”), to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. The Company reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets, to evaluate the need for a valuation allowance at June 30, 2023 and 2022.  As a result of this review, the Company concluded that a $283 thousand valuation allowance is needed for state net operating losses as of June 30, 2023 and December 31, 2022.

The effective tax rate for the six months ended June 30, 2023 was different from the federal statutory rate due primarily to stock-based compensation and compensation limits under IRC Section 162(m). In the third quarter of 2022, the Company, in conjunction with its state and local tax advisors, began a thorough analysis of the income tax imposition and apportionment statutes, including the application of Public Law 86-272.  As a result of this analysis, the Company’s state income tax rate is lower for the six months ended June 30, 2023 as compared to June 30, 2022.

6.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2023	December 31, 2022
Prepayments from customers	$298,116	$435,916
Accrued property taxes	1,122,453	—
Accrued professional fees	476,394	254,584
Current portion – preferred stock repurchase	6,000	1,097,954
Other accrued expenses	87,351	203,690
Total	$1,990,314	$1,992,144

7.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities are comprised of the Technology Investment Agreement (TIA) which was $72,965,630 at June 30, 2023 and $75,459,612 at December 31, 2022.  The TIA provides for reimbursement to the Company for the purchase of equipment and supplies related to the expansion of the Company’s domestic production of needles and syringes.  Under the TIA, reimbursable amounts are reflected as a liability until the time its deferred income can be systematically amortized over a period matching the useful life of the purchased assets.

8.    COMMITMENTS AND CONTINGENCIES

On November 7, 2019, the Company filed a lawsuit in the 44th District Court of Dallas County, Texas (No. DC-19-17946) against Locke Lord, LLP and Roy Hardin in connection with their legal representation of the Company in its previous litigation against Becton, Dickinson and Company ("BD"). The Company alleged that the defendants breached their fiduciary duties, committed malpractice, and were negligent in their representation of the Company. The Company seeks actual and exemplary damages, disgorgement, costs, and interest.  On September 2, 2022, the Company filed a Second Amended Petition alleging legal malpractice and negligence.  The Company is currently pursuing an action to direct the trial court to vacate a pretrial ruling regarding certain evidence.  A jury trial date of October 30, 2023 has been set for this case.

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

Revenues by geography are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
U.S. sales (excluding U.S. government)	$7,300,676	$9,561,809	$12,724,124	$19,774,650
Sales to U.S. government	—	—	—	15,731,136
North and South America sales (excluding U.S.)	210,232	4,313,128	4,983,552	15,390,256
Other international sales	460,372	461,632	1,264,706	8,182,877
Total sales	$7,971,280	$14,336,569	$18,972,382	$59,078,919

Long-lived assets by geography are as follows:

	June 30, 2023	December 31, 2022
Long-lived assets
U.S.	$92,424,385	$95,587,561
International	4,399,799	4,565,207
Total	$96,824,184	$100,152,768

10.  DIVIDENDS

A cash dividend of $39,050 was paid within one month of each quarter’s end in 2022 and in January, April, and July of 2023 to Series II preferred shareholders.  Series III preferred shareholders were paid a cash dividend of $39,495 in January 2022 and $19,061 within one month of each remaining quarter’s end in 2022 as well as in January, April, and July of 2023.

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

Stock options granted to executives and other employees are expensed for accounting purposes under the Stock Compensation Topic of the FASB Accounting Standards Codification (ASC).  ASC 718-20-35-9 provides that a cancellation of an award that is not accompanied by the concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost shall be recognized at the cancellation date.  Under this guidance, the Company accelerated the recognition of all future stock option expense related to the option grants cancelled in December 2022.  The impact to the financial statements for the year ended December 31, 2022 was the recognition of an additional $5.5 million in stock option expense.  Stock option expense was $0 and $2,276,736 for the six months ended June 30, 2023 and 2022, respectively.

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

As of June 30, 2023, the Company has received all equipment, has completed all property construction required by the TIA, and all reimbursement requests have been submitted.  As of April 6, 2023, the final reimbursement of $1,390,919 was received.  Over the life of the TIA, the Company received a total of $80,255,333 in reimbursements from the U.S. government.  No further amounts are expected to be collected for the TIA.

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

Of the 100 million authorized shares of Common Stock, 34,024,304 shares were issued and 29,937,159 shares outstanding as of both December 31, 2022 and June 30, 2023.

15.  SUBSEQUENT EVENTS

On July 13, 2023, the Company received a refund of previously paid estimated state tax payments of approximately $8 million.  This amount was reported as Income Taxes Receivable on the Condensed Balance Sheets at June 30, 2023.

On

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997. VanishPoint® syringes comprised 85.5% of our sales in the first six months of 2023. EasyPoint® products accounted for 8.2% of sales in the first six months of 2023.

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

In 2020 and 2021, we were awarded significant orders and contracts by the U.S. government for safety syringes for COVID-19 vaccination efforts.  From 2020 through the first quarter of 2022, the U.S. government was a significant customer.  We cannot predict whether any future U.S. government orders may occur.

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

Although we have recently experienced certain cost increases in raw materials, those costs primarily affected our domestic manufacturing because the finished goods we purchased from China (being 89% of our products) are subject to a long-term fixed price contract. Other factors that could affect our unit costs include increases in tariffs, supplier cost increases, and changing production volumes.  Increases in costs may not be recoverable through price increases of our products.

In the first six months of 2023, 33% of our sales were international sales, predominantly from higher than average first quarter international sales.

We believe domestic customers have retained products provided for vaccination purposes in inventory, leading to a decrease in our 2023 domestic sales.  Customers have reported that demand was diminished due to their remaining syringe inventory.

As detailed in Note 4 to the financial statements, we held $39.8 million in debt and equity securities as of June 30, 2023, which represented 21% of our total assets. During the first quarter of 2023, we increased our investment in U.S. government-backed mutual funds by approximately $9.0 million and restructured our investments in equity securities by approximately $6.0 million.  During the second quarter of 2023, we sold our position in certain equity investments and reinvested the funds, investing approximately $27.8 million in U.S. government-backed mutual funds.  We believe that such changes increase the security of our overall investments.  The purchases of new investments have materially decreased our cash position since December 2022.

In June 2022, we reduced our workforce by approximately 16% and we further reduced our workforce by an additional 22% in March 2023.  These reductions in force were a result of the substantial completion of our facility expansion and the fulfillment of U.S. government orders to provide products for COVID-19 vaccinations.  The result of such cost saving measures represents overall savings in employee related costs of approximately $2.1 million in the first six months of 2023 versus 2022.  The savings are comprised of overall reductions in gross wages, payroll taxes, and insurance as well as other related employee costs.

Historically, unit sales have increased during the flu season. With the dramatic increase in sales attributable to COVID-19 vaccinations, however, the effect of flu season sales was less impactful in past years.  We cannot predict the demand for the 2023 flu season or COVID-19 booster demand both due to customers’ unknown remaining syringe inventory as well as concerns regarding vaccine fatigue or hesitancy.

Product purchases from our Chinese manufacturers have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost. In the second quarter of 2023, our Chinese manufacturers produced approximately 84% of our products. In the event that we become unable to purchase products from our Chinese manufacturers, we may need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes, and we would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

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

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements. All period references are to periods ended June 30, 2023 or 2022, as applicable. Dollar amounts have been rounded for ease of reading.

Comparison of Three Months Ended June 30, 2023 and June 30, 2022

Domestic sales accounted for 91.6% and 66.7% of the revenues for the three months ended June 30, 2023 and 2022, respectively.  Domestic revenues decreased 23.6% principally due to lower demand.  Domestic unit sales decreased 11.0%.  Domestic unit sales were 87.9% of total unit sales for the three months ended June 30, 2023.  International revenues decreased approximately 86.0% predominately due to fewer international vaccination-related sales.  Overall unit sales decreased 47.9%. There is uncertainty as to the timing of future international orders.

Cost of manufactured product decreased 29.1% principally due to lower unit sales. Royalty expense decreased  27.9% due to the associated decrease in gross sales.

Operating expenses decreased 5.3% from the prior year.  This is substantially due to decreases in stock option expenses and headcount.

The loss from operations was $5.0 million compared to a loss of $2.1 million for the same period last year.  The greater loss was due to an overall decrease in revenues.

The unrealized loss on debt and equity securities was $6.3 million due to the decreased market values of those securities but we recognized a gain on sales of equity securities in the amount of $4.8 million.

The benefit for income taxes was $932 thousand for the second quarter of 2023 as compared to a benefit for income taxes of $1.6 million in the second quarter of 2022.

Comparison of Six Months Ended June 30, 2023 and June 30, 2022

Domestic sales accounted for 67.1% and 60.1% of the revenues for the six months ended June 30, 2023 and 2022, respectively.  Domestic revenues decreased 64.2% principally due to lack of sales to the U.S. government.  Domestic unit sales decreased 60.8%.  Domestic unit sales were 55.7% of total unit sales for the six months ended June 30, 2023.  International revenues decreased approximately 73.5% predominately due to fewer international vaccination-related sales.  Overall unit sales decreased 67.3%. There is uncertainty as to the timing of future international orders.

Cost of manufactured product decreased 60.7% principally due to lower unit sales. Royalty expense decreased  59.0% due to the associated decrease in gross sales.

Operating expenses decreased 4.6% from the prior year.  This is substantially due to decreases in stock option expense, consulting, and reduced headcount.  In the first half of 2023, we incurred approximately 39% more in sales and marketing expenses, primarily in travel and trade show expenses as well as increased headcount for sales representatives, in an effort to improve future revenues.

The loss from operations was $7.8 million compared to an income from operations of $7.7 million for the same period last year.  The loss was due to an overall decrease in revenue and a rise in per-unit costs on lower production levels.

The unrealized loss on debt and equity securities was $4.8 million due to the decreased market values of those securities but we recognized a gain on sales of equity securities in the amount of $5.6 million.

The benefit for income taxes was $701 thousand for the first six months of 2023 as compared to an income tax expense of $4.2 million in the first six months of 2022.

Discussion of Balance Sheet and Cash Flow Items

Cash flow used by operations was $6.9 million for the six months ended June 30, 2023 due to a number of factors.  We recognized approximately $3 million in other income from the TIA during the first half of 2023.  Changes in working capital also impacted cash flows from operating activities.  Accounts receivable increased by $2.7 million, inventories increased by $374 thousand, and accounts payable decreased by $2.8 million.  This was offset by a decrease of $1.4 million in income taxes receivable and an increase of $701 thousand in accrued liabilities.

Cash used by investing activities was $9.9 million for the six months ended June 30, 2023 due primarily to the purchase of $43.9 million of debt and equity securities, which was offset by $34.6 million of proceeds from the sale of debt and equity securities.

Cash provided by financing activities was $1.2 million for the six months ended June 30, 2023. This was primarily due to proceeds from the government under the TIA for payments on our orders for fixed assets but was offset by our payment of $1.1 million in connection with the private stock exchange discussed in Note 11.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded operations primarily from the proceeds from revenues, private placements, litigation settlements, and loans. We may fund operations going forward from revenues, cash reserves, and investments if the need to access those funds arises.

On July 13, 2023, we received a refund of previously paid estimated state tax payments of approximately $8 million.  This amount was reported as Income Taxes Receivable on the Condensed Balance Sheets at June 30, 2023 and will increase cash balances in the third quarter of 2023.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief

Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the second quarter of 2023 or subsequent to June 30, 2023 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Please refer to Note 8 to the financial statements for a complete description of all legal proceedings.

Item 1A.    Risk Factors.

There were no material changes in our Risk Factors as set forth in our most recent annual and quarterly reports which are available on EDGAR.

Item 5.    Other Information.

Neither the Company nor any director or officer adopted or terminated a trading arrangement in the second quarter of 2023 of the type described by Item 408 of Regulation S-K.

Item 6.    Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the period ended June 30, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Condensed Statements of Operations for the three  and six months ended June 30, 2023 and 2022, (iii) Condensed Statements of Cash Flows for the six  months ended June 30, 2023 and 2022, (iv) Condensed Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022; and (v) Notes to Condensed Financial Statements

104	Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2023	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ John W. Fort III
JOHN W. FORT III VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER