Form 10-Q
period 2023-09-30
RETRACTABLE TECHNOLOGIES INC
filed 2023-11-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,937,159 shares of Common Stock outstanding, excluding 4,087,145 treasury shares, on November 1, 2023.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2023

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$11,257,822	$19,721,345
Accounts receivable, net	8,180,244	4,835,119
Receivable from Technology Investment Agreement (TIA)	—	2,025,413
Investments in debt and equity securities, at fair value	33,649,141	29,657,314
Inventories	22,466,954	20,684,168
Income taxes receivable	1,143,930	10,619,835
Prepaid estimated taxes	4,295	4,295
Other current assets	1,095,053	1,262,221
Total current assets	77,797,439	88,809,710

Property, plant, and equipment, net	95,025,849	100,152,768
Deferred tax asset	8,533,602	6,518,663
Other assets	159,515	184,524
Total assets	$181,516,405	$195,665,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,393,351	$6,404,925
Current portion of long-term debt	297,257	285,954
Accrued compensation	728,889	997,530
Dividends payable	1,417,937	1,417,937
Accrued royalties to shareholder	794,388	973,701
Other accrued liabilities	2,589,845	1,992,144
Income taxes payable	40,368	63,631
Total current liabilities	9,262,035	12,135,822

Other long-term liabilities	71,517,656	75,459,612
Long-term debt, net of current maturities	1,312,330	1,533,422
Total liabilities	82,092,021	89,128,856

Commitments and contingencies – see Note 8

Stockholders’ equity:
Preferred stock, $1 par value:
Class B; authorized: 5,000,000 shares
Series II, Class B	156,200	156,200
Series III, Class B	76,245	76,245
Common Stock, no par value	—	—
Additional paid-in capital	73,164,501	73,164,501
Retained earnings	38,916,116	46,028,541
Common stock in treasury – at cost	(12,888,678)	(12,888,678)
Total stockholders’ equity	99,424,384	106,536,809
Total liabilities and stockholders’ equity	$181,516,405	$195,665,665

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Sales, net	$10,335,031	$23,061,285	$29,307,413	$82,140,204
Cost of sales:
Cost of manufactured product	5,219,962	16,835,848	19,522,722	53,225,651
Royalty expense to shareholder	794,388	1,488,811	2,217,575	4,963,406
Total cost of sales	6,014,350	18,324,659	21,740,297	58,189,057
Gross profit	4,320,681	4,736,626	7,567,116	23,951,147

Operating expenses:
Sales and marketing	1,368,112	1,174,675	4,263,735	3,258,435
Research and development	150,957	105,749	419,475	407,675
General and administrative	3,737,479	4,146,821	11,592,965	13,311,488
Total operating expenses	5,256,548	5,427,245	16,276,175	16,977,598
Income (loss) from operations	(935,867)	(690,619)	(8,709,059)	6,973,549

Other income - TIA	1,447,975	861,850	4,479,773	1,954,404
Unrealized loss on debt and equity securities	(6,538,568)	(615,215)	(11,298,207)	(1,187,629)
Gain on sale of equity securities	—	—	5,574,791	—
Interest and other income	768,863	105,661	1,197,329	201,152
Interest expense	(36,087)	(40,273)	(117,110)	(125,746)
Income (loss) before income taxes	(5,293,684)	(378,596)	(8,872,483)	7,815,730
Benefit for income taxes	(1,233,188)	(5,763,850)	(1,934,393)	(1,544,383)
Net income (loss)	(4,060,496)	5,385,254	(6,938,090)	9,360,113
Preferred Stock dividend requirements	(58,111)	(58,111)	(174,335)	(174,333)
Net income (loss) applicable to common shareholders	$(4,118,607)	$5,327,143	$(7,112,425)	$9,185,780

Basic earnings (loss) per share	$(0.14)	$0.16	$(0.24)	$0.28

Diluted earnings (loss) per share	$(0.14)	$0.16	$(0.24)	$0.28

Weighted average common shares outstanding:
Basic	29,937,159	32,936,959	29,937,159	33,049,411
Diluted	29,937,159	33,229,866	29,937,159	33,358,225

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities
Net income (loss)	$(6,938,090)	$9,360,113
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	5,826,203	2,984,785
Net unrealized loss on investments	11,298,207	1,187,629
Realized (gain) loss on investments	(5,574,791)	38,378
Accreted interest	9,157	46,957
Deferred taxes	(2,014,939)	3,893,874
Provision for doubtful accounts	452,547	—
Share-based compensation	—	3,433,972
Inventory Reduction	172,203	—
Other income - TIA	(4,479,773)	(1,954,404)
(Increase) decrease in operating assets:
Accounts receivable	(3,797,674)	16,957,532
Inventories	(1,954,988)	2,070,742
Other current assets	167,166	(65,312)
Income taxes receivable	9,475,906	—
Prepaid estimated taxes	—	(13,027,101)
Other assets	25,008	—
Increase (decrease) in operating liabilities:
Accounts payable	(3,011,574)	(12,271,594)
Accrued liabilities	1,241,700	(3,067,833)
Income taxes payable	(23,263)	(4,959,878)
Net cash from operating activities	873,005	4,627,860

Cash flows from investing activities
Purchase of property, plant, and equipment	(699,283)	(13,880,546)
Purchase of debt and equity securities	(68,287,428)	(16,196,164)
Proceeds from the sales of debt and equity securities	58,572,186	1,924,769
Net cash from investing activities	(10,414,525)	(28,151,941)

Cash flows from financing activities
Repayments of long-term debt	(209,789)	(213,661)
Proceeds from Technology Investment Agreement (TIA)	2,563,229	12,092,638
Proceeds from the exercise of stock options	—	13,800
Payment of preferred stock repurchase payable	(1,101,110)	(1,101,110)
Payment of preferred stock dividends	(174,333)	(194,768)
Repurchase of common stock	—	(2,818,177)
Net cash from financing activities	1,077,997	7,778,722

Net decrease in cash and cash equivalents	(8,463,523)	(15,745,359)
Cash and cash equivalents at:
Beginning of period	19,721,345	29,162,913
End of period	$11,257,822	$13,417,554

Supplemental schedule of cash flow information:
Interest paid	$71,867	$78,789
Income taxes paid	$—	$12,323,857

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$—	$1,417,937
Amounts receivable under Technology Investment Agreement (TIA)	$—	$1,836,826
Preferred stock repurchase payable	$—	$1,084,795

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

The following shows the changes in stockholders’ equity for the three-month period ended September 30, 2023:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at June 30, 2023	$—	$156,200	$76,245	$73,164,501	$43,034,723	$(12,888,678)	$103,542,991
Dividends	—	—	—	—	(58,111)	—	(58,111)
Net Loss	—	—	—	—	(4,060,496)	—	(4,060,496)
Balance at September 30, 2023	$—	$156,200	$76,245	$73,164,501	$38,916,116	$(12,888,678)	$99,424,384

The following shows the changes in stockholders’ equity for the three-month period ended September 30, 2022:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at June 30, 2022	$—	$156,200	$76,245	$65,312,124	$45,041,065	$(8,088,678)	$102,496,956
Stock Option Exercises	—	—	—	3,300	—	—	3,300
Dividends	—	—	—	—	(58,111)	—	(58,111)
Stock Option Compensation	—	—	—	1,157,236	—	—	1,157,236
Net Income	—	—	—	—	5,385,254	—	5,385,254
Balance at September 30, 2022	$—	$156,200	$76,245	$66,472,660	$50,368,208	$(8,088,678)	$108,984,635

The following shows the changes in stockholders’ equity for the nine-month period ended September 30, 2023:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2022	$—	$156,200	$76,245	$73,164,501	$46,028,541	$(12,888,678)	$106,536,809
Dividends	—	—	—	—	(174,335)	—	(174,335)
Net Loss	—	—	—	—	(6,938,090)	—	(6,938,090)
Balance at September 30, 2023	$—	$156,200	$76,245	$73,164,501	$38,916,116	$(12,888,678)	$99,424,384

The following shows the changes in stockholders’ equity for the nine-month period ended September 30, 2022:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2021	$—	$156,200	$76,245	$63,024,888	$41,182,429	$(5,270,501)	$99,169,261
Stock Option Exercises	—	—	—	13,800	—	—	13,800
Dividends	—	—	—	—	(174,334)	—	(174,334)
Stock Option Compensation	—	—	—	3,433,972	—	—	3,433,972
Repurchase of Common Stock - at cost	—	—	—	—	—	(2,818,177)	(2,818,177)
Net Income	—	—	—	—	9,360,113	—	9,360,113
Balance at September 30, 2022	$—	$156,200	$76,245	$66,472,660	$50,368,208	$(8,088,678)	$108,984,635

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

Accounts receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  The Company’s allowance for doubtful accounts is primarily determined by review of specific trade receivables.  Those accounts that are doubtful of collection are included in the allowance.  This provision is reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. The allowance for doubtful accounts was $716,148 and $675,208 as of September 30, 2023 and December 31, 2022, respectively.

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

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost being determined using actual average cost.  The Company compares the average cost to the net realizable value and records the lower value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. As of September 30, 2023, the company recorded a $31 thousand lower of cost or net realizable value inventory adjustment associated with the VanishPoint® 3mL product segment.  There was no lower of cost or net realizable value inventory adjustment as of December 31, 2022.

Management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time to sell such inventory, the shelf life of inventory, and current market conditions when determining excess or obsolete inventories. Once inventory items are deemed to be either excess or obsolete, they are written down to their net realizable value.  As of September 30, 2023 and December 31, 2022,  our inventory reserve was $438 thousand and $297 thousand, respectively.

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

The following table reflects our significant customers for the three-month and nine-month periods ended September 30, 2023 and 2022:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
Number of significant customers	3		2		3		4
Aggregate dollar amount of net sales to significant customers	$5.7	million	$15.5	million	$14.3	million	$60.0	million
Percentage of net sales to significant customers	55.0%		67.4%		49.0%		73.0%

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China.  The Company obtained roughly 90% and 92% of its products in the first nine months of 2023 and 2022, respectively, from its Chinese manufacturers.  Purchases from Chinese manufacturers aggregated 91% and 94% of products in the third quarter of 2023 and 2022, respectively.  In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company may need to find an alternate manufacturer for its blood collection set, EasyPoint® blood collection tube holder with needle, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes, and would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

Revenue recognition

The Company recognizes revenue when control of performance obligations passes to the customer, generally when the product ships.  Payments from customers with approved credit terms are typically due 30 days from the invoice date. Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances. Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  When rebates are issued, they are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Condensed Balance Sheets and deducted from Revenues in the Condensed Statements of Operations.  Accounts payable included estimated contractual allowances for $2.7 million and $3.0 million as of September 30, 2023 and December 31, 2022, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors. Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  End-users do not receive any contractual allowances on their purchases.  Any product shipped or distributed for evaluation purposes is expensed.

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

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the three months ended September 30, 2023:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$6,439,220	$379,135	$2,566,161	$8,221	$9,392,737
Sales to U.S. government	—	—	—	—	—
North and South America sales (excluding U.S.)	825,480	—	—	14,250	839,730
Other international sales	87,694	10,920	3,800	150	102,564
Total	$7,352,394	$390,055	$2,569,961	$22,621	$10,335,031

	For the three months ended September 30, 2022:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$6,947,856	$815,964	$1,426,060	$7,253	$9,197,133
Sales to U.S. government	—	—	—	—	—
North and South America sales (excluding U.S.)	9,825,120	—	—	16,416	9,841,536
Other international sales	3,915,102	8,590	97,724	1,200	4,022,616
Total	$20,688,078	$824,554	$1,523,784	$24,869	$23,061,285

	For the nine months ended September 30, 2023:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$17,022,384	$1,123,808	$3,944,284	$26,385	$22,116,861
Sales to U.S. government	—	—	—	—	—
North and South America sales (excluding U.S.)	5,596,992	—	—	226,290	5,823,282
Other international sales	959,548	224,868	178,004	4,850	1,367,270
Total	$23,578,924	$1,348,676	$4,122,288	$257,525	$29,307,413

	For the nine months ended September 30, 2022:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$22,220,324	2,419,915	4,294,603	36,941	$28,971,783
Sales to U.S. government	15,731,136	—	—	—	15,731,136
North and South America sales (excluding U.S.)	24,421,790	—	2,608	232,834	24,657,232
Other international sales	12,418,679	255,204	103,420	2,750	12,780,053
Total	$74,791,929	$2,675,119	$4,400,631	$272,525	$82,140,204

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

The Company provides for deferred income taxes through utilizing an asset and liability approach for financial accounting and reporting based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such differences reverse in future periods.  Deferred tax assets are periodically reviewed for realizability.  Management has concluded that a $283 thousand valuation allowance is needed for state net operating losses as of September 30, 2023 and December 31, 2022.

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

The calculation of diluted EPS under the treasury stock method included the following shares in the three-month and nine-month periods ending September 30, 2023 and 2022:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Common Stock underlying issued and outstanding stock options	6,408	60,462	17,904	76,370
Common stock issuable upon the conversion of convertible preferred shares	232,445	232,445	232,445	232,445
	238,853	292,907	250,349	308,815

The potential dilution, if any, is shown on the following schedule:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income (loss)	$(4,060,496)	$5,385,254	$(6,938,090)	$9,360,113
Preferred stock dividend requirements	(58,111)	(58,111)	(174,335)	(174,333)
Income (loss) applicable to common shareholders	$(4,118,607)	$5,327,143	$(7,112,425)	$9,185,780
Average common shares outstanding	29,937,159	32,936,959	29,937,159	33,049,411
Average common and common equivalent shares outstanding — assuming dilution	29,937,159	33,229,866	29,937,159	33,358,225
Basic earnings (loss) per share	$(0.14)	$0.16	$(0.24)	$0.28
Diluted earnings (loss) per share	$(0.14)	$0.16	$(0.24)	$0.28

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

Recently Issued Pronouncements

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, intended to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.  The amendment also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction.  ASU No. 2022-03 is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023.  Early adoption is permitted.  For all other entities, it is effective for fiscal years, including interim periods within those fiscal years beginning after December 15, 2024.  Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance.  The adoption of the amendments is unlikely to have a material effect on the Company’s financial statements or disclosures.

3.    INVENTORIES

Inventories consist of the following:

	September 30, 2023	December 31, 2022
Raw materials	$4,534,246	$4,896,904
Finished goods	17,932,708	15,787,264
	$22,466,954	$20,684,168

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements.  ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

●	Level 1 – quoted market prices in active markets for identical assets and liabilities

●	Level 2 – inputs other than quoted prices that are directly or indirectly observable

●	Level 3 – unobservable inputs where there is little or no market activity

The following tables summarize the values of assets designated as Investments in debt and equity securities:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Equity securities	$17,635,793	—	—	$17,635,793
Mutual funds	15,389,017	—	—	15,389,017
Municipal bonds	624,331	—	—	624,331
	$33,649,141	$—	$—	$33,649,141

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Equity securities	$27,692,459	$—	$—	$27,692,459
Mutual funds	1,302,973	—	—	1,302,973
Municipal bonds	661,882	—	—	661,882
	$29,657,314	$—	$—	$29,657,314

The investment assets are readily marketable and are carried at fair value as of the date of the Condensed Balance Sheets. The Company intends to hold these assets for possible future operating requirements. The following table summarizes gross unrealized gains and losses from Investments in debt and equity securities:

	September 30, 2023
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	24,074,113	—	(6,438,320)	17,635,793
Mutual funds	15,381,743	7,274	—	15,389,017
Municipal bonds	635,177	—	(10,846)	624,331
	$40,091,033	$7,274	$(6,449,166)	$33,649,141

	December 31, 2022
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$22,913,739	$4,778,720	$—	$27,692,459
Mutual funds	1,252,804	50,169	—	1,302,973
Municipal bonds	634,455	27,427	—	661,882
	$24,800,998	$4,856,316	$—	$29,657,314

Unrealized losses on investments in debt and equity securities were $(11.3) million and $(1.2) million for the nine months ended September 30, 2023 and 2022, respectively.

5.    INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was 23.3% and 1,522% for the three months ended September 30, 2023 and 2022, respectively.  The Company’s effective tax rate on the net income (loss) before income taxes was 22.4% and (19.8)% for the nine months ended September 30, 2023 and 2022, respectively.

A reconciliation of the federal statutory corporate tax rate to the Company’s effective tax rate is as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
U.S. statutory federal tax rate	21.00%	21.0%
State tax, net of federal tax	0.13%	0.6%
Stock options	0.15%	8.9%
State tax nexus study	—%	(89.5)%
Rate Change	—%	34.3%
Return-to-provision and other	1.14%	4.9%
Effective tax rate	22.42%	(19.8)%

The Company uses the recognition and measurement provisions of the FASB ASC Topic 740, Income Taxes (“Topic 740”), to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. The Company reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets, to evaluate the need for a valuation allowance at September 30, 2023 and 2022.  As a result of this review, the Company concluded that a $283 thousand valuation allowance is needed for state net operating losses as of September 30, 2023.

The effective tax rate for the nine months ended September 30, 2023 was different from the federal statutory rate due primarily to stock-based compensation and compensation limits under IRC Section 162(m). In the third quarter of 2022, the Company, in conjunction with its state and local tax advisors, began a thorough analysis of the income tax imposition and apportionment statutes, including the application of Public Law 86-272.  As a result of this analysis, the Company’s state income tax rate is lower for the nine months ended September 30, 2023 as compared to September 30, 2022.

6.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2023	December 31, 2022
Prepayments from customers	$286,388	$435,916
Accrued property taxes	1,683,679	—
Accrued professional fees	489,088	254,584
Current portion – preferred stock repurchase	6,000	1,097,954
Other accrued expenses	124,690	203,690
Total	$2,589,845	$1,992,144

7.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities are comprised of the Technology Investment Agreement (TIA) which was $71,517,656 at September 30, 2023 and $75,459,612 at December 31, 2022.  The TIA provides for reimbursement to the Company for the purchase of equipment and supplies related to the expansion of the Company’s domestic production of needles and syringes.  Under the TIA, reimbursable amounts are reflected as a liability until the time its deferred income can be systematically amortized over a period matching the useful life of the purchased assets.

8.    COMMITMENTS AND CONTINGENCIES

On November 7, 2019, the Company filed a lawsuit in the 44th District Court of Dallas County, Texas (No. DC-19-17946) against Locke Lord, LLP and Roy Hardin in connection with their legal representation of the Company in its previous litigation against Becton, Dickinson and Company ("BD"). The Company alleged that the defendants breached their fiduciary duties, committed malpractice, and were negligent in their representation of the Company. The Company seeks actual and exemplary damages, disgorgement, costs, and interest.  On September 2, 2022, the Company filed a Second Amended Petition alleging legal malpractice and negligence.  Following an agreed motion for continuance, a jury trial date of February 26, 2024 has been set for this case.

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

Revenues by geography are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
U.S. sales (excluding U.S. government)	$9,392,737	$9,197,133	$22,116,861	$28,971,783
Sales to U.S. government	—	—	—	15,731,136
North and South America sales (excluding U.S.)	839,730	9,841,536	5,823,282	24,657,232
Other international sales	102,564	4,022,616	1,367,270	12,780,053
Total sales	$10,335,031	$23,061,285	$29,307,413	$82,140,204

Long-lived assets by geography are as follows:

	September 30, 2023	December 31, 2022
Long-lived assets
U.S.	$90,705,204	$95,587,561
International	4,320,645	4,565,207
Total	$95,025,849	$100,152,768

10.  DIVIDENDS

A cash dividend of $39,050 was paid within one month of each quarter’s end in 2022 and in January, April, July, and October of 2023 to Series II preferred shareholders.  Series III preferred shareholders were paid a cash dividend of $39,495 in January 2022 and $19,061 within one month of each remaining quarter’s end in 2022 as well as in January, April, July, and October of 2023.

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

Stock options granted to executives and other employees are expensed for accounting purposes under the Stock Compensation Topic of the FASB Accounting Standards Codification (ASC).  ASC 718-20-35-9 provides that a cancellation of an award that is not accompanied by the concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost shall be recognized at the cancellation date.  Under this guidance, the Company accelerated the recognition of all future stock option expense related to the option grants cancelled in December 2022.  The impact to the financial statements for the year ended December 31, 2022 was the recognition of an additional $5.5 million in stock option expense.  Stock option expense was $0 and $3.4 million for the nine months ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023, the Company has received all equipment, has completed all property construction required by the TIA, and all reimbursement requests have been submitted.  No further amounts for expansion under the TIA are expected to be submitted or collected.

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

Of the 100 million authorized shares of Common Stock, 34,024,304 shares were issued and 29,937,159 shares outstanding as of both December 31, 2022 and September 30, 2023.

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997. VanishPoint® syringes comprised 80.5% of our sales in the first nine months of 2023. EasyPoint® products accounted for 14.1% of sales in the first nine months of 2023.

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

Although we have recently experienced certain cost increases in raw materials, those costs primarily affected our domestic manufacturing because the finished goods we purchased from China (being 90% of our products) are subject to a long-term fixed price contract. Other factors that could affect our unit costs include increases in tariffs, supplier cost increases, and changing production volumes.  Increases in costs may not be recoverable through price increases of our products.

In the first nine months of 2023, 24.5% of our revenues were international sales, predominantly from international sales in the first quarter of the year.  The timing and volumes of international sales are more difficult to predict than domestic sales, and international vaccination campaigns tend to lag behind those in the domestic market.

We believe domestic customers have retained products provided for vaccination purposes in inventory, leading to a decrease in our 2023 domestic sales.  Customers have reported that demand was diminished due to their remaining syringe inventory. While it is difficult to estimate how much of the remaining inventory might still remain in the market, domestic unit sales have increased each quarter of this year subsequent to the surge in government sales for COVID-19 vaccinations.  This trend is consistent with historical sales patterns, coinciding with flu season sales.

As detailed in Note 4 to the financial statements, we held $33.7 million in debt and equity securities as of September 30, 2023, which represented 18.5% of our total assets. During the first quarter of 2023, we increased our investment in U.S. government-backed mutual funds by approximately $9.0 million and restructured our investments in equity securities by approximately $6.0 million.  During the second quarter of 2023, we sold our position in certain equity investments and reinvested the funds, investing approximately $27.8 million in U.S. government-backed mutual funds.  During the third quarter of 2023, we sold $24 million in U.S. government-backed mutual funds and reinvested the proceeds in equity securities.  The purchases of new investments have materially decreased our cash position since December 2022.

On July 13, 2023, we received a refund of previously paid estimated state tax payments of approximately $8 million.  The $8 million was recorded as Income Taxes Receivable on the Condensed Balance Sheets at December 31, 2022 through June 30, 2023.

In June 2022, we reduced our workforce by approximately 16% and we further reduced our workforce by an additional 22% in March 2023.  These reductions in force were a result of the substantial completion of our facility expansion and the fulfillment of U.S. government orders to provide products for COVID-19 vaccinations.  The result of such cost saving measures represents overall savings in employee related costs of approximately $1.9 million in the first nine months of 2023 versus 2022.  The savings are comprised of overall reductions in gross wages, payroll taxes, and insurance as well as other related employee costs.

Historically, unit sales have increased during the flu season. With the dramatic increase in sales attributable to COVID-19 vaccinations, however, the effect of flu season sales was less impactful in past years. Unit sales in 2023 have increased each quarter domestically for those products associated with administering vaccinations (including the flu shot) which indicates that the seasonal trends are following pre-pandemic patterns.

Product purchases from our Chinese manufacturers have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost. In the third quarter of 2023, our Chinese manufacturers produced approximately 91% of our products. In the event that we become unable to purchase products from our Chinese manufacturers, we may need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes, and we would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

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

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements. All period references are to periods ended September 30, 2023 or 2022, as applicable. Dollar amounts have been rounded for ease of reading.

Comparison of Three Months Ended September 30, 2023 and September 30, 2022

Domestic sales accounted for 90.9% and 39.9% of the revenues for the three months ended September 30, 2023 and 2022, respectively.  Domestic revenues increased 2.1%.  Domestic unit sales increased 1.8%.  Domestic unit sales were 87% of total unit sales for the three months ended September 30, 2023.  International revenues decreased approximately 93.2% predominately due to fewer international vaccination-related sales.  Overall unit sales decreased 66.1%. There is uncertainty as to the timing of future international orders.

Cost of manufactured product decreased 69.0% principally due to lower unit sales. Royalty expense decreased  46.6% due to the associated decrease in gross sales.

Operating expenses decreased 3.1% from the prior year.  This is substantially due to decreases in stock option expenses and headcount as well as employee-related expenses as a result of a reduction of labor force in March of 2023.

The loss from operations was $936 thousand compared to a loss of $691 thousand for the same period last year.  The greater loss was due to an overall decrease in revenues.

The unrealized loss on debt and equity securities was $6.5 million due to the decreased market values of those securities.

The benefit for income taxes was $1.2 million for the third quarter of 2023 as compared to a benefit of $5.8 million in the third quarter of 2022.

Comparison of Nine Months Ended September 30, 2023 and September 30, 2022

Domestic sales accounted for 75.5% and 54.4% of the revenues for the nine months ended September 30, 2023 and 2022, respectively.  Domestic revenues decreased 50.5% principally due to lack of sales to the U.S. government.  Domestic unit sales decreased 46%.  Domestic unit sales were 66.4% of total unit sales for the nine months ended

September 30, 2023.  International revenues decreased approximately 80.8% predominately due to fewer international vaccination-related sales.  Overall unit sales decreased 66.9%. There is uncertainty as to the timing of future international orders.

Cost of manufactured product decreased 63.3% principally due to lower unit sales. Royalty expense decreased  55.3% due to the associated decrease in gross sales.

Operating expenses decreased 3.1% from the prior year.  This is substantially due to decreases in stock option expense, consulting, and reduced headcount.  In the first nine months of 2023, we incurred approximately 30.9% more in sales and marketing expenses, primarily in travel and trade show expenses as well as increased headcount for sales representatives, in an effort to improve future revenues.

The loss from operations was $8.7 million compared to an income from operations of $7.0 million for the same period last year.  The loss was due to an overall decline in revenues and an increase in cost of manufactured product on a per-unit basis.

The unrealized loss on debt and equity securities was $11.3 million due to the decreased market values of those securities but we recognized a gain on sales of equity securities in the amount of $5.6 million.

The benefit for income taxes was $1.9 million for the first nine months of 2023 as compared to $1.5 million in the first nine months of 2022.

Discussion of Balance Sheet and Cash Flow Items

Cash flow provided by operations was $873 thousand for the nine months ended September 30, 2023 due to a number of factors.  We recognized approximately $4.5 million in other income from the TIA during the first nine months of 2023.  Changes in working capital also impacted cash flows from operating activities.  Accounts receivable increased by $3.8 million, inventories increased by $2.0 million, and accounts payable decreased by $3.0 million.  This was offset by a decrease of $9.5 million in income taxes receivable and an increase of $1.2 million in accrued liabilities.

Cash used by investing activities was $10.4 million for the nine months ended September 30, 2023 due primarily to the purchase of $68.3 million of debt and equity securities, which was offset by $58.6 million of proceeds from the sale of debt and equity securities.

Cash provided by financing activities was $1.1 million for the nine months ended September 30, 2023. This was primarily due to proceeds from the government under the TIA for payments on our orders for fixed assets but was offset by our payment of $1.1 million in connection with the private stock exchange discussed in Note 11.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded operations primarily from the proceeds from revenues, private placements, litigation settlements, and loans. We may fund operations going forward from revenues, cash reserves, and investments if the need to access those funds arises.

On July 13, 2023, we received a refund of previously paid estimated state tax payments of approximately $8 million.  This amount was reported as cash on the balance sheet at September 30, 2023 and increased cash balances in the third quarter of 2023.  The $8 million was recorded as Income Taxes Receivable on the Condensed Balance Sheets at December 31, 2022 through June 30, 2023.

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

Cash Requirements

We believe we will have adequate means to meet our short-term needs to fund operations for at least 12 months from the date of issuance of the financial statements. Besides cash reserves and expected income from operations, we also have access to our investments which may be liquidated in the event that we need to access the funds for operations.  Expected short-term uses of cash include payroll and benefits, royalty expense, inventory purchases, contractual obligations, payment of income taxes, quarterly preferred stock dividends, and other operational priorities. Our liabilities are our bank debt as set forth as Long-term debt on our Condensed Balance Sheets and other liabilities detailed herein in Note 7 to the financial statements.  We believe we will have adequate means to meet our currently foreseeable long-term liquidity needs.  In the event that our long-term cash requirements exceed our current reserves and our ability to generate cash from operations, management would necessarily undertake to reduce our operational cash requirements.

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

and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the third quarter of 2023 or subsequent to September 30, 2023 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Please refer to Note 8 to the financial statements for a complete description of all legal proceedings.

Item 1A.    Risk Factors.

There were no material changes in our Risk Factors as set forth in our most recent annual and quarterly reports which are available on EDGAR.

Item 5.    Other Information.

On August 22, 2023, Thomas J. Shaw, President, Chairman, and Chief Executive Officer, adopted a written plan for the purchase of Retractable Technologies, Inc. common stock intended to satisfy the affirmative defense conditions of Rule 10b5–1(c).  The plan provides that trading may begin November 20, 2023 and may continue through November 19, 2024 if not earlier terminated.  During this period, the plan instructs a broker-dealer to purchase common stock for an aggregate purchase price of up to $800,000 within certain price parameters.

Item 6.    Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the period ended September 30, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Condensed Statements of Operations for the three  and nine months ended September 30, 2023 and 2022, (iii) Condensed Statements of Cash Flows for the nine  months ended September 30, 2023 and 2022, (iv) Condensed Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022; and (v) Notes to Condensed Financial Statements

104	Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2023	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ John W. Fort III
JOHN W. FORT III VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER