Form 10-K
period 2023-12-31
RETRACTABLE TECHNOLOGIES INC
filed 2024-03-29
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common equity held by non-affiliates as of June 30, 2023, was $15 million, assuming a closing price of $1.15 and outstanding shares held by non-affiliates of 13,538,299.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 11, 2024, there were 29,937,159 shares of our Common Stock outstanding, excluding treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement filed on March 29, 2024 for the Annual Meeting of Shareholders to be held May 10, 2024 are incorporated by reference into Part III hereof.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2023

i

PART I

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, material changes in demand, potential tariffs, our ability to maintain liquidity, our maintenance of patent protection, our ability to maintain favorable third party manufacturing and supplier arrangements and relationships, foreign trade risk, our ability to access the market, production costs, the impact of larger market players in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

Item 1. Business.

DESCRIPTION OF BUSINESS

General Development of Business

Retractable Technologies, Inc. was incorporated in Texas in 1994. Our business is the manufacturing and marketing of safety medical products (predominately syringes) for the healthcare industry. We have manufacturing facilities in Little Elm, Texas and use manufacturers in China as well. Our syringes are well-suited for administering vaccinations and our revenues materially increased in 2020-2021 due to COVID-19 vaccination demand.  Our revenues decreased as sales to the U.S. government for vaccinations wound down in the first quarter of 2022, although international vaccination demand positively and materially impacted sales throughout 2022 and the first quarter of 2023.

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

VanishPoint® syringe sales have historically comprised most of our sales. Syringe sales were 78.3%; 91.5%; and 93.6% of our revenues in 2023, 2022, and 2021. EasyPoint® products accounted for 16.6%, 5.0%, and 5.1% of sales in 2023, 2022, and 2021.

From 2020 through the first quarter of 2022, the U.S. government was a significant customer due to efforts to vaccinate the U.S. population against COVID-19. Sales to the Department of Health and Human Services for safety syringes totaled $15.7 million in 2022 (concentrated in the first quarter), $113.7 million in 2021, and $31.6 million in 2020.  The orders from the Department of Health and Human Services included reimbursement of freight costs.  As such, comparability of 2023 revenue and expenses to revenues and expenses in recent years may be challenging.  Moreover, we believe domestic customers may have retained product provided for vaccination purposes in inventory, leading to a decrease in overall demand.

We currently have under development additional safety products that add to or build upon our current product line offering.

Our products are sold to and used by healthcare providers.  Historically, an overwhelming majority of our products have been sold domestically.  However, in 2022, 44.9% of our sales were international sales and in the first quarter of 2023, 50.7% of our sales were international.  For the remainder of 2023, international sales were closer to 10% of total sales.  The increase in 2022 and the first quarter of 2023 is attributable to higher international revenues from vaccination efforts which lagged domestic vaccination sales by a year or more.

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

Seasonality

Historically, unit sales have increased during the flu season. With the dramatic increase in sales attributable to COVID-19 vaccinations, however, the effect of flu season sales was less impactful in past years. Unit sales in 2023 increased each quarter domestically for those products associated with administering vaccinations (including the flu shot) which indicates that the seasonal trends are following pre-pandemic patterns.

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

Employees

As of March 11, 2024, we had 151 employees. 148 of such employees were full time employees. We provide equal employment opportunities to all employees and applicants for employment without regard to race, color, religion, gender, national origin, age, disability, marital status, ancestry, veteran status, workers’ compensation status or any other characteristic protected by federal, state, or local law. We have adopted a policy of zero tolerance for any form of unlawful discrimination or retaliation. In 2021, we increased wages considerably, particularly for our entry-level employees, in order to compete for labor.  We continue to evaluate current compensation rates and job descriptions with industry standard salary surveys to maintain competitive wages.

On March 22, 2023, we reduced our workforce by approximately 22% as a result of decreased need for domestic production.  The decrease in headcount resulted in annualized savings in salaries and wage expense of approximately $1.7 million in 2023, net of separation costs of $154 thousand.

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

We Are Concerned that Our Stock Price is Not Correlated with Value

As of December 29, 2023, our market capitalization was $33.2 million (based on a $1.11 per share closing price) and total stockholders’ equity was $99.3 million.  Our stock price reached a low of $0.95 per share in 2023 despite our strong balance sheet.

Our Customers Have Excess Product In Inventory and We Cannot Predict When It Will Be Depleted

We believe domestic customers have retained Retractable products (as well as competitive products) purchased or provided for vaccination purposes in inventory, leading to a decrease in demand for our products.  It is unclear when the excess inventory surplus will clear.  Until the inventory is depleted, we expect domestic demand to continue to be depressed.

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

Syringes comprised 78.3% of sales in 2023. When the patents of the VanishPoint® syringes and other products expire, we may experience a significant and rapid loss of sales, and our competitive position in the marketplace may weaken if other competitors use our technology. Such occurrences could have a material adverse effect on profitability.

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

For instance, Becton. Dickinson and Company (“BD”), a global company which we had previously considered our primary competitor, spun off a portion of its syringe, needle, and injection product division as Embecta Corp. (“Embecta”) in April 2022.  Though newly formed, Embecta licenses existing BD intellectual property and has continued to use the BD branding on its products and is provided with certain other services by BD.  Embecta’s 2023 annual report indicated that the company had 2,200 employees, as compared to our workforce of less than 200 employees.  With resources greatly in excess of our own, we expect Embecta will be a formidable competitor.

Operations May Be Affected by Foreign Trade Policy

We are subject to risks associated with foreign trade policy. In 2023, we used Chinese manufacturers to produce 88.4% of our products.

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

Trade protection measures, including tariffs, and/or changes to import or export requirements could materially adversely impact our operations. We cannot predict the impact of potential changes to U.S. foreign trade policy. Additionally, we derived 20.6% of our revenues in 2023 from international sales. International sales, particularly in emerging market countries, are further subject to a variety of regulatory, economic, and political risks as well.

We Are Controlled by One Shareholder

Thomas J. Shaw, our President and Chief Executive Officer, has investment or voting power over a total of 50.8% of the outstanding Common Stock as of March 11, 2024. Mr. Shaw therefore has the ability to direct our operations and financial affairs and significant influence to elect members of our Board of Directors. His interests may not always coincide with the Company’s interests or the interests of other stockholders. This concentration of ownership, for example, may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially adversely affect the market price of our Common Stock. The concentration of ownership may likewise influence Mr. Shaw’s continued employment and position as President, CEO, and Chairman of the Board.  Mr. Shaw’s rights under the Technology License Agreement, as the owner of the technology we produce, present similar conflicts of interest.

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

Additionally, as a public Texas corporation, we are generally prohibited from entering into a business combination with a person who acquires twenty percent or more of our stock for three years unless either: (1) the combination or acquisition is pre-approved by our Board; or (2) the combination is approved by affirmative vote of the shareholders of at least two-thirds of the outstanding voting shares entitled to vote, excluding the affiliated shareholder.  As such, independent of the rights granted to Mr. Shaw under the Amendment, as beneficial owner of 50.8% of our stock and Chairman of the Board, Mr. Shaw has considerable influence on all business combination decisions.

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

As disclosed in a Current Report on Form 8-K on February 16, 2024, we initiated a voluntary recall on February 5, 2024 of our EasyPoint Needle lot number K220402 which was shipped within the U.S. between July 20, 2022 and September 20, 2023.  The recall was due to the possible detachment of the needle cannula from the needle holder, which could result in serious injury.  The possible defect increases our risk of liability in connection with those units.

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

We May Experience Losses in Our Investment Account

Our investment portfolio is subject to market risk. As a result, the value and liquidity of our cash equivalents and marketable securities could fluctuate substantially. Likewise, our other income and expenses could vary materially depending on gains or losses realized on the sale or exchange of investments and other factors. Increased volatility in the financial markets and overall economic uncertainty could increase the risk that actual amounts realized on our investments may differ from the fair values currently assigned to them. Because 19.3% of our total assets are invested in the market, fluctuations in market values could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

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

Item 1B. Unresolved Staff Comments.

Not applicable and none.

Item 1C. Cybersecurity

We prioritize cybersecurity throughout our operations to protect sensitive data, ensure device integrity, and maintain business continuity. Our strategy is built on a layered approach encompassing proactive risk assessments, vulnerability management, data security, device security, employee training, and incident response. We have a documented incident response plan outlining steps for detection, containment, eradication, and recovery from cyberattacks. We conduct regular incident response drills to ensure preparedness. We use threat intelligence feeds and industry reports to stay informed about evolving cyber threats targeting the medical manufacturing industry. We conduct annual comprehensive risk assessments using industry-standard methodologies and tailored questionnaires for medical manufacturing risks. We continuously monitor system logs and security alerts for suspicious activity indicative of potential attacks. We track and prioritize identified risks based on a risk scoring system considering factors like data sensitivity and operational disruption. We implement multi-factor authentication for all remote access and privileged accounts. We segment our network to isolate critical systems holding personal identifying information, corporate data, and operational data. We encrypt sensitive data at rest and in transit using industry-standard algorithms. We regularly patch vulnerabilities in our systems based on severity and potential exploitability. We have strict access controls in place, granting least privilege access based on job roles and responsibilities. We continuously monitor network activity for anomalies and suspicious behavior.

Cybersecurity risks are integrated into our enterprise risk management framework and considered alongside other operational and financial risks during decision-making processes. The Information Security Officer (ISO) reports directly to the Chief Financial Officer (CFO) and regularly briefs the executive team on cybersecurity risks and mitigation strategies. We engage independent cybersecurity firms to conduct penetration testing, vulnerability assessments, and security audits of our IT and OT infrastructure. We also use external expertise for incident response support and regulatory compliance guidance. We conduct thorough cybersecurity risk assessments of all third-party vendors before onboarding, evaluating their security controls, data handling practices, and incident response capabilities. We require vendors to sign contracts that mandate adherence to specific cybersecurity standards and data privacy regulations. We conduct ongoing monitoring of vendor security posture and require them to promptly report any security incidents.

The Board of Directors oversees the overall cybersecurity risk management program and holds management accountable for its effectiveness. The Board receives regular briefings on cybersecurity risks and mitigation strategies. The ISO regularly reports to the Board and executive management on the status of the cybersecurity risk management program, including key risks, mitigation strategies, and incident reports. The program is reviewed periodically to assess its effectiveness and identify areas for improvement. Management’s role is to assist the Board in identifying and considering material cybersecurity risks, ensure implementation of management-level and employee-level cybersecurity practices and training, and provide the Board with regular reports regarding any cybersecurity attacks or vulnerabilities. As of the date of this Annual Report on Form 10-K, we believe that cybersecurity threats have not materially affected us, and, based on the current knowledge of Management, are not likely to materially affect us.

The ISO handles developing, implementing, and maintaining the cybersecurity risk management program and reports directly to the CFO who has the authority to allocate resources and make decisions related to cybersecurity. A cross-functional committee composed of representatives from Management, IT, legal, compliance, operations and other relevant departments aids the ISO in managing cyber risks and developing program initiatives. Business unit and departmental leaders are responsible for implementing cybersecurity controls within their areas of responsibility and reporting potential risks to the ISO. Regular cybersecurity awareness training is provided to all employees to educate them on cyber threats, best practices, and reporting procedures. Management and IT personnel receive additional training on specific security concepts and risk management techniques. We are committed to continuous improvement of our cybersecurity risk management program. We actively monitor industry best practices and adapt our program to address evolving threats and risks.

Item 2. Properties.

Our headquarters are located at 511 Lobo Lane, on 35 acres, which we own, overlooking Lake Lewisville in Little Elm, Texas. The headquarters are in good condition and houses our administrative offices and manufacturing facility. The manufacturing facility produced approximately 11.6% of the units that were manufactured in 2023. As a result of recent expansions, we have significant additional domestic production capacity.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our Common Stock has been listed on the NYSE American (or its predecessor entities) under the symbol “RVP” since May 4, 2001.  The closing market price on March 11, 2024 was $1.20 per share.

SHAREHOLDERS

As of March 11, 2024, there were 34,024,304 shares of Common Stock issued, of which 4,087,145 shares were held in treasury.  There were 148 shareholders of record, not including Cede & Co. participants or beneficial owners thereof.

DIVIDENDS

We have not ever declared or paid any dividends on the Common Stock. We have no current plans to pay any cash dividends on the Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information relating to our equity compensation plans as of December 31, 2023:

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

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return for our Common Stock (RVP) from December 31, 2018 to December 31, 2023, to the total returns for the Russell Microcap® and the Dow Jones U.S. Select Medical Equipment Index (DJSMDQ).  The graph assumes an investment of $100 in the aforementioned equities as of December 31, 2018, and that all dividends are reinvested.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

Item 6. Reserved.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, material changes in demand, potential tariffs, our ability to maintain liquidity, our maintenance of patent protection, our ability to maintain favorable third party manufacturing and supplier arrangements and relationships, foreign trade risk, our ability to access the market, production costs, the impact of larger market players in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

Overview

We have been manufacturing and marketing our products since 1997.  Syringes comprised 78.3% of our sales in 2023. EasyPoint® products accounted for 16.6% of sales in 2023. We also manufacture and market an IV safety catheter and blood collection products, including the blood collection tube holder and VanishPoint® Blood Collection Set, which were 5.0% of our total product sales in 2023.

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

In 2020, we entered into a Technology Investment Agreement (“TIA”) with the U.S. government which provided significant government funding for expanding our domestic production of needles and syringes to meet ongoing and future U.S. COVID-19 medical countermeasures demands.  Recent additions of manufacturing equipment and facilities have increased our production capacity and our overhead costs.  Additionally, in 2022, we expanded our existing administrative offices at a total cost of $5.8 million.  There are currently no plans to further expand our production or administrative facilities, nor do we have material commitments for additional manufacturing equipment purchases. At the request of the US government, the TIA was transferred to a successor agreement, identified as Other Transaction Agreement in April 2023.  Such agreement contains no additional requirements, and, for the purposes of this report, the agreement shall continue to be referred to herein as the “TIA”.  The successor agreement governs ongoing terms established by the TIA until June 30, 2030, which includes maintenance of equipment, availability of capacity, and US government preference in the event of a public health emergency.

The U.S. government orders as well as the TIA are material events particular to the COVID-19 pandemic and are not indicative of future operations.

Although we have recently experienced certain cost increases in raw materials, those costs primarily affected our domestic manufacturing because the finished goods we purchased from China (being 88.4% of our products) are subject to a long-term fixed price contract. Other factors that could affect our unit costs include increases in tariffs, supplier cost increases, and changing production volumes.  Increases in costs may not be recoverable through price increases of our products.

During 2023, 20.6% of our revenues were international sales, predominantly from international sales in the first quarter of the year.  The timing and volumes of international sales are more difficult to predict than domestic sales, and international vaccination campaigns tend to lag behind those in the domestic market.

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

As detailed in Note 4 to the financial statements, we held $34.6 million in debt and equity securities as of December 31, 2023, which represented 19.3% of our total assets. During 2023, we purchased an aggregate amount of $68.5 million in debt and equity securities and sold and aggregate amount of $58.6 million in debt and equity securities.  The net purchases have materially decreased our cash position since December 2022.

On July 13, 2023, we received a refund of previously paid estimated state tax payments of approximately $8 million.  The $8 million was recorded as Income Taxes Receivable on the Balance Sheets at December 31, 2022 through June 30, 2023.

In June 2022, we reduced our workforce by approximately 16% and we further reduced our workforce by an additional 22% in March 2023.  These reductions in force were a result of the substantial completion of our facility expansion and the fulfillment of U.S. government orders to provide products for COVID-19 vaccinations.  The result of such cost saving measures represents annualized overall savings in employee related costs of approximately $1.7 million in 2023 as compared to 2022.  The savings are comprised of overall reductions in gross wages, payroll taxes, and insurance as well as other related employee costs.

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

Product purchases from our Chinese manufacturers have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost. In 2023, our Chinese manufacturers produced approximately 88.4% of our products. In the event that we become unable to purchase products from our Chinese manufacturers, we may need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes, and we would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

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

Included in overall net sales for 2023 is $778 thousand in licensing fees recorded under a sublicensing agreement with one of our Chinese manufacturers.  Under the terms of our licensing agreement with Mr. Shaw, he is entitled to receive 50% of this amount, which is recorded as royalty expense to shareholder in total cost of sales for the year.

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements. All period references are to our fiscal years ended December 2023 and 2022. Dollar amounts have been rounded for ease of reading.

Comparison of Year Ended

December 31, 2023 and Year Ended December 31, 2022

Domestic sales, including sales to the U.S. government, accounted for 79.4% and 55.1% of the revenues in 2023 and 2022, respectively. Domestic revenues decreased 33.7% principally due to the lack of sales to the U.S. government.  Domestic unit sales decreased 26.6%. Domestic unit sales were 74.1% of total unit sales for 2023.  International revenues decreased 78.9% predominantly due to fewer international vaccination-related sales. Overall unit sales decreased 58.7% and our overall revenues decreased by 54.0%.  There is uncertainty as to the timing of future international orders.

Cost of manufactured product decreased 49.0% principally due to an overall decline in units sold. Royalty expense decreased 39.5% due to the associated decrease in gross sales.

As a result of the above, gross profit margins decreased from 29.8% in 2022 to 20.9% in 2023.

Operating expenses decreased 29.2% from the prior year. This is substantially due to the recognition of $10.1 million in stock option expense in 2022 and no such expense in 2023, as further discussed in Note 16.

The loss from operations was $11.5 million as compared to a loss from operations of $853 thousand in 2022.  The greater loss was principally due to the significant decline of net revenues and resulting gross profit in 2023.

The unrealized loss on debt and equity securities was $10.5 million due to the decreased market values of those securities; however, the Company had a realized gain on sale of equity securities of $5.6 million.   Interest and other income increased by $1.4 million primarily due to dividend and interest income on invested balances, as well as interest earned on the refund of estimated state taxes.

The benefit for income taxes was $1.9 million as compared to a provision for income taxes of $84 thousand for 2022.  For a detailed description of the determination and components of calculating the provision, please refer to Note 11 of the financial statements.

A comparison of the results of operations for the years ended December 31, 2022 and December 31, 2021 is omitted from this discussion. Such comparison was included in our Annual Report on Form 10-K filed with the SEC on March 30, 2023 in Item 7 of Part II thereof.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations was $2.8 million in 2023 due to a number of factors. On July 13, 2023, we received a refund of previously paid estimated state tax payments of approximately $8 million.  This amount was reported as cash on the balance sheet at September 30, 2023 and increased cash balances in the third quarter of 2023.  The $8 million was recorded as Income Taxes Receivable on the Balance Sheets at December 31, 2022.  The net operating cash was additionally impacted by a decrease in inventories by $2.9 million and increase in accounts receivable by $6.4 million and accounts payable by $1.6 million.  We recognized approximately $6.2 million in other income from the TIA.

Cash used by investing activities was $10.8 million in 2023 due primarily to the purchase of $68.5 million of debt and equity securities, which was offset by $58.6 million of proceeds from the sale of debt and equity securities.

Cash provided by financing activities was $942 thousand for 2023. This was primarily due to proceeds of $2.6 million from the government under the TIA for payments on our orders for fixed assets but was offset by our third and final installment payment of $1.1 million in connection with the private stock exchange discussed in Note 19.

We have historically funded operations primarily from the proceeds from revenues, private placements, litigation settlements, and loans. We may fund operations going forward from revenues, cash reserves, and investments available for sale if the need to access those funds arises.

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

Cash Requirements

We believe we will have adequate means to meet our short-term needs to fund operations for at least 12 months from the date of issuance of the financial statements. Besides cash reserves and expected income from operations, we also have access to our investments which may be liquidated in the event that we need to access the funds for operations.  Expected short-term uses of cash include payroll and benefits, royalty expense, inventory purchases, contractual obligations, payment of income taxes, quarterly preferred stock dividends, and other operational priorities. Our year-end liabilities are detailed in our financial statements, including Notes 7 and 8 to the financial statements.   We believe we will have adequate means to meet our currently foreseeable long-term liquidity needs. In the event that our long-term cash requirements exceed our current reserves and our ability to generate cash from operations, management would reduce our operational cash requirements.

Capital Resources

Since the execution of the TIA on July 1, 2020, we have significantly expanded our facilities.  There are no remaining capital projects.

CRITICAL ACCOUNTING ESTIMATES

We are responsible for developing estimates for amounts reported as assets and liabilities, and revenues and expenses in conformity with U.S. generally accepted accounting principles (“GAAP”).  Those estimates require that we develop assumptions of future events based on past experience and expectations of economic factors.  Among the more critical estimates management makes is the estimate for customer rebates.  The amount reported as a contractual allowance for rebates involves examination of past historical trends related to our sales to distributors and the related credits issued once our distributors have satisfied their contractual obligations.  The estimate includes consideration of historical redemption rates, discount rates, a combination of estimated distributor inventories based on tracking information provided by the distributors or if known, inventory turnover rates.  The establishment of a liability for future claims of rebates against sales in the current period requires that we have an understanding of the relevant sales with respect to product categories, sales distribution channels, and the likelihood of contractual obligations being satisfied.  We examine the results of estimates against actual results historically and use the determination to further develop our basis for assumptions in future periods, as well as the accuracy of past estimates.  Based on distributors purchasing and claiming rebates practices, we do not expect significant changes to the current inputs and assumption used in the estimate calculations.  While we believe that we have sufficient historical data, and a firm basis for establishing reserves for contractual obligations, there is an inherent risk that our estimates and the underlying assumptions may not reflect actual future results.  In the event that these estimates and/or assumptions are incorrect, adjustments to our reserves may have a material impact on future results. As of December 31, 2023, we estimate that the total potential future credits to be issued as a result of prior purchases which have not yet been claimed is $2.2 million.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

RETRACTABLE TECHNOLOGIES, INC.

FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2023 and 2022

RETRACTABLE TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Retractable Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Retractable Technologies, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition - Rebates

As described in Note 2 to the financial statements, the Company’s estimated contractual pricing allowances for rebates at December 31, 2023 is $2.2 million. The Company recognizes revenue when it has satisfied all performance obligations to the customer. Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances. Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports. Once rebates are issued they are applied against the customer’s receivable balance. The amount reported as a contractual allowance for rebates involves examination of past historical trends related to sales to the Company’s customers and the related credits issued once contractual obligations of the customers have been met. The establishment of a contractual pricing allowance for rebates requires that the Company has an understanding of the relevant sales with respect to product categories, sales distribution channels, and the likelihood of contractual obligations being satisfied.

We identified management’s estimates of contractual pricing allowances for rebates as a critical audit matter. Auditing the estimated contractual pricing allowances at period end involved significant audit effort, as well as especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address this critical audit matter included:

●	Testing management’s process for determining the estimates of contractual pricing allowances for rebates by performing the following procedures:
o	Obtaining an understanding and evaluating the methodology used by management to develop its estimate.
o	Testing management’s analysis for clerical accuracy.
o	Testing the completeness, accuracy, and reliability of underlying data used by management in the estimate.
o	Evaluating the reasonableness of significant assumptions used by management.
●	Developing an independent expectation of contractual pricing allowances for rebates as of the period end based on historical trends in sales to distributors and compared such expectation to the Company’s estimate.
●	Performed retrospective reviews by comparing subsequently issued rebates to balances as of December 31, 2023.

/s/ Moss Adams LLP

Dallas, Texas

March 29, 2024

We have served as the Company’s auditor since 2016.

RETRACTABLE TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$12,667,550	$19,721,345
Accounts receivable, net	10,671,721	4,835,119
Receivable from Technology Investment Agreement (TIA)	—	2,025,413
Investments in debt and equity securities, at fair value	34,621,213	29,657,314
Inventories	17,581,368	20,684,168
Income taxes receivable	1,155,077	10,619,835
Other current assets	952,668	1,266,516
Total current assets	77,649,597	88,809,710

Property, plant, and equipment, net	93,478,521	100,152,768
Deferred tax asset	8,392,030	6,518,663
Other assets	152,064	184,524
Total assets	$179,672,212	$195,665,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,779,035	$6,404,925
Current portion of long-term debt	303,991	285,954
Accrued compensation	865,105	997,530
Dividends payable	1,417,437	1,417,937
Accrued royalties to shareholder	1,376,555	973,701
Other accrued liabilities	630,571	1,992,144
Income taxes payable	4,802	63,631
Total current liabilities	9,377,496	12,135,822

Other long-term liabilities	69,773,538	75,459,612
Long-term debt, net of current maturities	1,233,519	1,533,422
Total liabilities	80,384,553	89,128,856

Commitments and contingencies – see Note 10

Stockholders’ equity:
Preferred stock, $1 par value:
Class B; authorized: 5,000,000 shares
Series II, Class B convertible; 156,200 shares outstanding at December 31, 2023 and 2022 (liquidation preference of $1,952,500)	156,200	156,200
Series III, Class B convertible; 74,245 and 76,245 shares outstanding at December 31, 2023 and 2022, respectively (liquidation preference of $928,063 and $953,063, respectively)	74,245	76,245
Common Stock, no par value; authorized: 100,000,000 shares; 34,024,304 shares issued and 29,937,159 shares outstanding at December 31, 2023 and 2022	—	—
Additional paid-in capital	73,160,333	73,164,501
Retained earnings	38,785,559	46,028,541
Common stock in treasury – at cost (4,087,145 shares at December 31, 2023 and 2022)	(12,888,678)	(12,888,678)
Total stockholders’ equity	99,287,659	106,536,809
Total liabilities and stockholders’ equity	$179,672,212	$195,665,665

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022	2021
Sales, net	$43,596,926	$94,818,938	$188,382,454
Cost of sales:
Cost of manufactured product	30,894,985	60,628,548	81,711,840
Royalty expense to shareholder	3,594,130	5,937,107	11,318,093
Total cost of sales	34,489,115	66,565,655	93,029,933
Gross profit	9,107,811	28,253,283	95,352,521

Operating expenses:
Sales and marketing	5,706,483	4,544,052	4,477,651
Research and development	581,172	525,727	901,381
General and administrative	14,308,365	24,036,480	17,378,301
Total operating expenses	20,596,020	29,106,259	22,757,333
Income (loss) from operations	(11,488,209)	(852,976)	72,595,188

Gain on forgiveness of PPP loan	—	—	1,377,652
Other income - TIA	6,223,891	3,832,747	425,158
Unrealized gain (loss) on debt and equity securities	(10,521,166)	2,343,359	513,529
Gain on sale of equity securities	5,574,792	—	—
Interest and other income	1,446,661	9,948	266,467
Interest expense	(152,166)	(170,651)	(227,183)
Income (loss) before income taxes	(8,916,197)	5,162,427	74,950,811
Provision (benefit) for income taxes expense	(1,905,161)	83,870	18,886,570
Net income (loss)	(7,011,036)	5,078,557	56,064,241
Preferred Stock dividend requirements	(231,946)	(232,444)	(241,703)
Net income (loss) applicable to common shareholders	$(7,242,982)	$4,846,113	$55,822,538

Basic earnings (loss) per share	$(0.24)	$0.15	$1.65

Diluted earnings (loss) per share	$(0.24)	$0.15	$1.63

Weighted average common shares outstanding:
Basic	29,937,159	32,896,348	33,870,819
Diluted	29,937,159	32,961,945	34,244,699

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series II Class B		Series III Class B		Common		Additional Paid-	Retained Earnings	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	(Accumulated Deficit)	Stock	Total

Balance as of December 31, 2020	156,200	156,200	106,745	106,745	33,957,204	—	59,285,401	(9,668,221)	—	49,880,125

Conversion of Preferred Stock into Common Stock	—	—	(30,500)	(30,500)	30,500	—	30,500	—	—	—

Stock Option Exercises	—	—	—	—	25,400	—	48,600	—	—	48,600

Dividends	—	—	—	—	—	—	—	(5,213,591)	—	(5,213,591)

Stock Option Compensation	—	—	—	—	—	—	3,660,387	—	—	3,660,387

Repurchase of Common Stock - at cost	—	—	—	—	(528,169)	—	—	—	(5,270,501)	(5,270,501)

Net income	—	—	—	—	—	—	—	56,064,241	—	56,064,241

Balance as of December 31, 2021	156,200	156,200	76,245	76,245	33,484,935	—	63,024,888	41,182,429	(5,270,501)	99,169,261

Stock Option Exercises	—	—	—	—	11,200	—	13,800	—	—	13,800

Dividends	—	—	—	—	—	—	—	(232,445)	—	(232,445)

Stock Option Compensation	—	—	—	—	—	—	10,125,813	—	—	10,125,813

Repurchase of Common Stock - at cost	—	—	—	—	(3,558,976)	—	—	—	(7,618,177)	(7,618,177)

Net income (loss)	—	—	—	—	—	—	—	5,078,557	—	5,078,557

Balance as of December 31, 2022	156,200	156,200	76,245	76,245	29,937,159	—	73,164,501	46,028,541	(12,888,678)	106,536,809

Redemption	—	—	(2,000)	(2,000)	—	—	(4,168)	—	—	(6,168)

Dividends	—	—	—	—	—	—	—	(231,946)	—	(231,946)

Net income (loss)	—	—	—	—	—	—	—	(7,011,036)	—	(7,011,036)

Balance as of December 31, 2023	156,200	$156,200	74,245	$74,245	29,937,159	$—	$73,160,333	$38,785,559	$(12,888,678)	$99,287,659

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$(7,011,036)	$5,078,557	$56,064,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,527,227	4,602,961	1,257,417
Net unrealized (gain) loss on investments	10,521,166	(2,343,359)	(513,529)
Realized gain (loss) on investments	(5,574,792)	327,926	—
Accreted interest	9,157	60,115	109,019
Bond amortization	(970)	(159)	—
Deferred taxes	(1,873,367)	7,347,171	(9,234,628)
Provision for credit losses	626,940	322,991	150,000
Share-based compensation	—	10,125,813	3,660,387
Net realizable value inventory adjustment	175,355	—	—
Other income - TIA	(6,223,891)	(3,832,747)	—
Gain on forgiveness of PPP loan	—	—	(1,377,652)
(Increase) decrease in operating assets:
Accounts receivable	(6,463,542)	29,701,396	(13,877,663)
Inventories	2,927,445	(94,249)	(10,355,273)
Other current assets	313,848	(564,496)	(17,652)
Income taxes receivable	9,464,758	(10,619,886)	—
Other assets	32,460	(178,850)	38,892
Increase (decrease) in operating liabilities:
Accounts payable	(1,625,890)	(13,999,647)	4,148,128
Accrued liabilities	807	(4,269,163)	2,147,705
Income taxes payable	(58,827)	(4,896,246)	594,107
Net cash from operating activities	2,766,848	16,768,128	32,793,499

Cash flows from investing activities
Purchase of property, plant, and equipment	(852,979)	(16,830,077)	(58,366,563)
Purchase of debt and equity securities	(68,481,490)	(18,135,191)	(4,748,624)
Proceeds from the sales of equity securities	58,572,186	3,762,454	75,000
Net cash used by investing activities	(10,762,283)	(31,202,814)	(63,040,187)

Cash flows from financing activities
Repayments of long-term debt	(281,866)	(283,933)	(274,791)
Proceeds from Technology Investment Agreement (TIA)	2,563,229	14,235,417	52,366,282
Proceeds from the exercise of stock options	—	13,800	48,600
Payment of preferred stock redemption price payable	—	—	(101,250)
Payment of preferred stock repurchase payable	(1,101,110)	(1,101,110)	(1,101,110)
Payment of preferred stock dividends	(232,445)	(252,879)	(3,824,311)
Redemption of preferred stock	(6,168)	—	—
Repurchase of common stock	—	(7,618,177)	(5,270,501)
Net cash from financing activities	941,640	4,993,118	41,842,919

Net increase (decrease) in cash and cash equivalents	(7,053,795)	(9,441,568)	11,596,231
Cash and cash equivalents at:
Beginning of period	19,721,345	29,162,913	17,566,682
End of period	$12,667,550	$19,721,345	$29,162,913

Supplemental schedule of cash flow information:
Interest paid	$161,322	$110,537	$118,163
Income taxes paid (received)	$(9,747,329)	$12,323,857	$27,124,342

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$1,417,437	$1,417,937	$1,438,371
Conversion of preferred stock to common stock	$—	$—	$30,500
Amounts receivable under Technology Investment Agreement (TIA)	$—	$2,025,413	$5,924,136
Redemption price payable	$6,000	$6,000	$6,000
Preferred stock repurchase payable	$—	$1,091,953	$2,132,948

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

Accounts receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  The Company’s allowance for credit losses is primarily determined by review of specific trade receivables based on historical collection rates and specific knowledge regarding the current creditworthiness of the customers.  Those accounts that are doubtful of collection are included in the allowance.  The Company considers historical experience, the current economic environment, customer credit ratings or bankruptcies, legal disputes, collections on past due amounts, pricing discrepancies, and reasonable and supportable forecasts to develop its allowance for credit losses. Management reviews these factors quarterly to determine if any adjustments are needed to the allowance. Trade receivables are charged off when there is certainty as to their being uncollectible.  Trade receivables are considered delinquent when payment has not been made within contract terms.  The allowance for credit losses was $890,541 and $675,208 as of December 31, 2023 and 2022, respectively.

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

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost being determined using actual average cost.  The Company compares the average cost to the net realizable value and records the lower value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For the year ended December 31, 2023, the Company recorded a $101 thousand lower of cost or net realizable value inventory adjustment associated with the VanishPoint® 3mL and EasyPoint® needle product segments.  There was no lower of cost or net realizable value inventory adjustment as of December 31, 2022.

Management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time to sell such inventory, the shelf life of inventory, and current market conditions when determining excess or obsolete inventories.  Once inventory items are deemed to be either excess or obsolete, they are written down to their net realizable value.  As of December 31, 2023 and December 31, 2022, the Company’s inventory reserve was $473 thousand and $297 thousand, respectively.

Investments in debt and equity securities

The Company holds mutual funds, debt, and equity securities as investments.   These assets are held as trading securities and are carried at fair value as of the date of the Balance Sheets.  Net unrealized and realized gains or losses on these investments are reflected separately on the Statements of Operations.  Realized gains or losses on investments are recognized using the specific identification method.

Property, plant, and equipment

Property, plant, and equipment are stated at cost less accumulated depreciation.  Expenditures for maintenance and repairs are charged to operations as incurred.  Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity and interest costs associated with significant capital additions. Gains or losses from disposals are included in Interest and other income.

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

The following table reflects our significant customers in 2023, 2022, and 2021:

	Years Ended December 31,
	2023	2022	2021
Number of significant customers	4	4	1
Aggregate dollar amount of net sales to significant customers	$25.9 million	$66.4 million	$113.7 million
Percentage of net sales to significant customers	61.3%	70.0%	60.3%

The Company manufactures some of its products in Little Elm, Texas, as well as utilizing manufacturers in China.  The Company obtained roughly 88.4% of its products in 2023 from its Chinese manufacturers.  Purchases from Chinese manufacturers aggregated 91.6% and 92% of products in 2022 and 2021, respectively.  In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company may need to find an alternate manufacturer for its blood collection set, EasyPoint® blood collection tube holder with needle, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes, and would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

Revenue recognition

The Company recognizes revenue when control of performance obligations passes to the customer, generally when the product ships.  Payments from customers with approved credit terms are typically due 30 days from the invoice date.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports. When rebates are issued, they are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor. One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Balance Sheets and deducted from Revenues in the Statements of Operations.  Accounts payable included estimated contractual allowances for $2.2 million and $3.0 million as of December 31, 2023 and 2022, respectively. The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  End-users do not receive any contractual allowances on their purchases.  Any product shipped or distributed for evaluation purposes is expensed.

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

The Company periodically recognizes revenue from licensing agreements of its intellectual property. Such licensing agreements provide licensee with right to use the Company’s intellectual property.  The Company accounts for revenue generated under these licensing agreements in accordance with ASC 606.  A license may be perpetual or time limited in its application. The Company has concluded that its licensing agreement is distinct as the customer can benefit from the license on their own. In accordance with ASC 606, the licensing agreement is considered functional as it is without professional services, updates and technical support. The Company has determined the current licensing agreement is sales-based or usage-based as defined in ASC 606.  In accordance with ASC 606, the Company recognizes revenue from sales-based or usage-based license at the later of a) subsequent sale or usage occurrence or b) the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied).  The Company recognized $778 thousand in licensing fees for year end December 31, 2023.  No licensing fees were recognized for the year end December 31, 2022.  If the Company licenses its products for sale and the customers of the sublicensee are not known to the Company, the Company is obligated to pay Thomas J. Shaw, the owner of certain patented technology, fifty percent (50%) of such revenue pursuant to the terms of the Technology License Agreement between the Company and Mr. Shaw.

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the year ended December 31, 2023:
		Blood
		Collection	EasyPoint®	Other	Total
Geographic Segment	Syringes	Products	Needles	Products	Revenue
U.S. sales (excluding U.S. government)	$26,119,940	1,414,783	7,031,798	33,233	$34,599,754
Sales to U.S. government	—	—	—	—	—
North and South America sales (excluding U.S.)	5,858,726	—	—	226,440	6,085,166
Other international revenue	2,176,674	511,788	216,944	6,600	2,912,006
Total	$34,155,340	$1,926,571	$7,248,742	$266,273	$43,596,926

	For the year ended December 31, 2022:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$29,283,122	$2,685,785	$4,481,202	$42,166	$36,492,275
Sales to U.S. government	15,731,136	—	—	—	15,731,136
North and South America sales (excluding U.S.)	28,720,378	—	2,608	403,834	29,126,820
Other international sales	13,004,225	268,064	190,468	5,950	13,468,707
Total	$86,738,861	$2,953,849	$4,674,278	$451,950	$94,818,938

	For the year ended December 31, 2021:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales (excluding U.S. government)	$42,770,403	$2,171,680	$8,892,712	$53,341	$53,888,136
Sales to U.S. government	113,662,440	—	—	—	113,662,440
North and South America sales (excluding U.S.)	14,345,874	4,800	100,848	109,714	14,561,236
Other international sales	5,551,592	71,670	642,880	4,500	6,270,642
Total	$176,330,309	$2,248,150	$9,636,440	$167,555	$188,382,454

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

Management has concluded that a $283 thousand valuation allowance is needed for state net operating losses as of December 31, 2023 and 2022.

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

The calculation of diluted EPS under the treasury stock method included the following shares in 2023, 2022, and 2021:

	Years Ended December 31,
	2023	2022	2021
Common Stock underlying issued and outstanding stock options	15,040	65,597	141,435
Common stock issuable upon the conversion of convertible preferred shares	—	—	232,445
	15,040	65,597	373,880

In 2023 and 2022, preferred stock was excluded from the calculation of diluted EPS because the effect was antidilutive.

The potential dilution, if any, is shown on the following schedule:

	Years Ended December 31,
	2023	2022	2021
Net income	$(7,011,036)	$5,078,557	$56,064,241
Preferred stock dividend requirements	(231,946)	(232,444)	(241,703)
Income applicable to common shareholders	$(7,242,982)	$4,846,113	$55,822,538
Average common shares outstanding	29,937,159	32,896,348	33,870,819
Average common and common equivalent shares outstanding — assuming dilution	29,937,159	32,961,945	34,244,699
Basic earnings per share	$(0.24)	$0.15	$1.65
Diluted earnings per share	$(0.24)	$0.15	$1.63

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

Technology Investment Agreement (TIA)

Effective July 1, 2020, the Company entered into a Technology Investment Agreement (“TIA”) with the United States Government Department of Defense, U.S. Army Contracting Command-Aberdeen Proving Ground, Natick Contracting Division & Edgewood Contracting Division (ACC-APG, NCD & ECD) on behalf of the Biomedical Advanced Research and Development Authority (BARDA), as amended, for $81,029,518 in government funding for expanding the Company’s domestic production of needles and syringes. At the request of the US government, the TIA was transferred to a successor agreement, identified as Other Transaction Agreement in April 2023.  Such agreement contains no additional requirements and, for the purposes of this report, the agreement shall continue to be referred to herein as the “TIA”.  Under this agreement, the Company has made significant additions to its facilities which allows the Company to increase domestic production capacity.  For further explanation, please refer to Note 9 – Technology Investment Agreement.

The amounts set forth as Receivable from Technology Investment Agreement (TIA) in the Balance Sheets represent amounts receivable under the TIA. The amounts represented advance requests or reimbursement requests for expenditures.  As reimbursements were received from the U.S. government for such expenditures, the Company recorded a deferred liability. In 2021, the deferred liability began to be systematically amortized as a gain over the life of the related property, plant, and equipment and is presented as Other income – TIA on the Statements of Operations.  For any reimbursements received for expenditures not capitalized as property, plant, and equipment, Other income – TIA was recognized in the same period as the expense.

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

3.   INVENTORIES

Inventories consist of the following:

	December 31, 2023	December 31, 2022
Raw materials	$4,349,029	$4,896,904
Finished goods	13,232,339	15,787,264
	$17,581,368	$20,684,168

4.   FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements.  ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

●	Level 1 – quoted market prices in active markets for identical assets and liabilities
●	Level 2 – inputs other than quoted prices that are directly or indirectly observable
●	Level 3 - unobservable inputs where there is little or no market activity

The following tables summarize the values of assets designated as Investments in debt and equity securities:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Equity securities	$18,282,556	$—	$—	$18,282,556
Mutual funds	15,656,757	—	—	15,656,757
Municipal bonds	681,900	—	—	681,900
	$34,621,213	$—	$—	$34,621,213

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Equity securities	$27,692,459	$—	$—	$27,692,459
Mutual funds	1,302,973			1,302,973
Municipal bonds	661,882		—	661,882
	$29,657,314	$—	$—	$29,657,314

The investment assets are readily marketable and are carried at fair value as of the date of the Balance Sheets. The Company intends to hold these assets for possible future operating requirements.

The following table summarizes gross unrealized gains and losses from Investments in debt and equity securities:

	December 31, 2023
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$24,074,112	$—	$(5,791,556)	$18,282,556
Mutual funds	15,576,527	80,230	—	15,656,757
Municipal bonds	635,425	46,475	—	681,900
	$40,286,064	$126,705	$(5,791,556)	$34,621,213

	December 31, 2022
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$22,913,739	$4,778,720	$—	$27,692,459
Mutual funds	1,252,804	50,169	—	1,302,973
Municipal bonds	634,455	27,427		661,882
	$24,800,998	$4,856,316	$—	$29,657,314

Unrealized losses on investments were $10,521,166 for the year ended December 31, 2023.  Unrealized gains on investments were $2,343,359 and $513,529 for the years ended December 31, 2022 and 2021, respectively.

5.   PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	December 31,
	2023	2022

Land	$261,893	$261,893
Buildings and building improvements	37,573,316	25,038,429
Production equipment	88,237,274	86,330,729
Office furniture and equipment	5,149,298	4,811,703
Construction in progress	1,970,386	15,896,433
	133,192,167	132,339,187
Accumulated depreciation	(39,713,646)	(32,186,419)
	$93,478,521	$100,152,768

Depreciation expense for the years ended December 31, 2023, 2022, and 2021 was $7,527,227; $4,602,961; and $1,257,417, respectively.

6.   LICENSE AGREEMENT

In 1995, the Company entered into a license agreement with the Chief Executive Officer of the Company, Thomas J. Shaw, for the exclusive right to manufacture, market, and distribute products utilizing automated retraction technology, which agreement has been amended. This technology is the subject of various patents and patent applications owned by Mr. Shaw. The license agreement provides for quarterly payments of a 5% royalty fee on gross sales. Additionally, if the Company sublicenses the technology and the sublicensee’s customers are not known to the Company, then Mr. Shaw shall be entitled to receive from the Company fifty percent (50)% of the royalties actually paid to the Company by such sublicensee.  The royalty fee expense is recognized in the period in which it is earned.  Royalty fees of $3,594,130; $5,937,107; and $11,318,093 are included in Cost of sales for the years ended December 31, 2023, 2022, and 2021, respectively. Royalties payable under this agreement aggregated $1,376,555 and $973,701 at December 31, 2023, and 2022, respectively.  Gross sales upon which royalties are based were $64,883,761; $118,742,140; and $226,294,765 for 2023, 2022, and 2021, respectively.

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

7.   OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31, 2023	December 31, 2022
Prepayments from customers	$201,492	$435,916
Accrued professional fees	320,899	254,584
Current portion – preferred stock repurchase	6,000	1,097,954
Other accrued expenses	102,180	203,690
Total	$630,571	$1,992,144

8.   LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2023	2022
Loan from American First National Bank. Maturity date is April 10, 2028. The loan, in the original amount of $4,209,608, provided funding for the expansion of the warehouse, additional office space, and a new controlled environment. The loan is secured by the Company’s land and buildings. The interest rate is equal to prime rate plus 0.25%, not to be less than 5.0%. The interest rate was 8.75% at December 31, 2023.	$1,537,510	$1,819,376

Less: current portion	(303,991)	(285,954)
	$1,233,519	$1,533,422

The fair value of long-term liabilities, based on Management’s estimates, approximates their reported values.

The aggregate maturities of long-term debt as of December 31, 2023, are as follows:

2024	$303,991
2025	332,480
2026	363,205
2027	396,770
2028	141,064
$1,537,510

9.   TECHNOLOGY INVESTMENT AGREEMENT

Effective July 1, 2020, the Company entered into the Technology Investment Agreement (TIA) with the U.S. government to expand the Company’s manufacturing capacity for hypodermic safety needles in response to the worldwide COVID-19 global pandemic.  The award is an expenditure-type TIA, whereby the U.S. government has made payments to the Company for the Company’s expenditures for equipment and supplies related to the expansion.  The Company’s contributions under the terms of the TIA include providing facilities, technical expertise, labor and maintenance for the TIA-funded equipment for a ten-year term.  In May of 2021, the Company and the U.S. government amended the TIA agreement to include two additional assembly lines and additional controlled environment space.

The Company has received all equipment, has completed all property construction required by the TIA, and all reimbursement requests have been submitted.  No further amounts for expansion under the TIA are expected to be submitted or collected.

At the request of the US government, the TIA was transferred to a successor agreement, identified as Other Transaction Agreement in April 2023.  Such agreement contains no additional requirements, and, for the purposes of this report, the agreement shall continue to be referred to herein as the “TIA”.  The successor agreement governs ongoing terms established by the TIA until June 30, 2030, which includes maintenance of equipment, availability of capacity, and US government preference in the event of a public health emergency.

Under the TIA, reimbursable amounts are reflected as Other long-term liabilities on the Balance Sheets until the time the deferred income can be systematically amortized over a period matching the useful life of the purchased assets.  Other long-term liabilities from the TIA were $69,773,538 and $75,459,612 at December 31, 2023 and 2022, respectively.

10.  COMMITMENTS AND CONTINGENCIES

On November 7, 2019, the Company filed a lawsuit in the 44th District Court of Dallas County, Texas (No. DC-19-17946) against Locke Lord, LLP and Roy Hardin in connection with their legal representation of the Company in its previous litigation against Becton, Dickinson and Company ("BD"). The Company alleged that the defendants breached their fiduciary duties, committed malpractice, and were negligent in their representation of the Company. The Company seeks actual and exemplary damages, disgorgement, costs, and interest.  On September 2, 2022, the Company filed a Second Amended Petition alleging legal malpractice and negligence.  The case is currently not set for trial. On February 20, 2024, the Defendants filed another Motion for Summary Judgment on the Company’s remaining claim of legal malpractice. A hearing on that Motion for Summary Judgment is set for April 9, 2024.

11.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	For the Years Ended December 31,
	2023	2022	2021
Current tax provision (benefit)
Federal	$33,734	$1,448,000	$20,041,644
State	(65,529)	(8,711,302)	8,079,555
Total current provision (benefit)	(31,795)	(7,263,302)	28,121,199

Deferred tax provision (benefit)
Federal	(1,855,875)	3,717,559	(6,719,211)
State	(17,491)	3,629,613	(2,515,418)
Total deferred tax provision (benefit)	(1,873,366)	7,347,172	(9,234,629)
Total income tax provision	$(1,905,161)	$83,870	$18,886,570

As of December 31, 2023, the Company had federal net operating losses of $20.8 million with no expiration date and state net operating losses of $4.9 million which will begin to expire in 2029.

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

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
	2023	2022
Deferred tax assets
Net operating loss carry forwards	$4,654,612	$5,053,102
Accrued expenses and reserves	782,234	713,429
Employee stock option expense	13,311	—
Inventories	299,276	159,405
Deferred income – TIA contract	14,742,111	15,860,880
Capital loss	188,270	67,962
Interest expense limitation	—	24,572
Deferred tax assets	20,679,814	21,879,350
Deferred tax liabilities
Unrealized gains/losses	1,194,734	(1,028,232)
Property, plant, and equipment	(13,199,805)	(14,049,742)
Deferred tax liabilities	(12,005,071)	(15,077,974)
Net deferred assets	8,674,743	6,801,376
Valuation allowance	(282,713)	(282,713)
Net deferred tax assets	$8,392,030	$6,518,663

*Certain totals may not reconcile due to rounding.

Deferred income tax calculations reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss carry forwards, and are stated at the U.S. tax rate of 21%. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years.

Deferred tax assets are periodically reviewed for realizability.  The Company establishes a valuation allowance for its net deferred tax asset when future taxable income is not reasonably assured.  As of December 31, 2023 and 2022, the Company determined that a $283 thousand valuation allowance was needed for the state net operating losses.

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

A reconciliation of the federal statutory corporate tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2023	2022	2021
U.S. statutory federal tax rate	21.0	21.0%	21.0%
State tax, net of federal tax	0.8	1.0	6.4
Change in valuation allowance	—	5.5	—
Valuation Allowance	(0.2)	4	—
Stock options	—	10.8	(0.1)
Section 162(m); Limit on Compensation	(0.2)	30.9
State tax nexus study
State rate change	—	(75.1)	—
PPP loan	—	—	(0.4)
Return-to-provision and other	0.1	3.7	(1.7)
Effective tax rate	21.5%	1.6%	25.2%

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

12.  DIVIDENDS

In June 2021, the Board of Directors approved payments to its Series II, Series III, and former Series IV and Series V Class B Preferred Shareholders in the cumulative amount of $5,056,945 representing all current dividends, dividends in arrears, as well as dividends still owed to shareholders who converted their preferred stock in the past.  The dividends were paid on July 22, 2021 to all shareholders who had been contacted and confirmed as the rightful owner entitled to payment. The Company has not yet established contact with all former shareholders, most of whom converted their shares prior to 2001. The Company is continuing its efforts to establish contact with approximately 90 former shareholders who are entitled to approximately $1.4 million. This, along with the current declared dividends, are reflected in Dividends payable on the Balance Sheets.

One payment of $10,041, and $39,050 was made to Series I and Series II preferred shareholders, respectively, in January 2021. A payment of $39,050 was paid in April 2021 to Series II preferred shareholders.  A payment of $39,050 was paid within one month of each quarter’s end in 2022 and in January, April, July, and October of 2023 as well as in January 2024 to Series II preferred shareholders.  Series III preferred shareholders were paid a cash dividend of $39,495 in January 2022 and $19,061 within one month of each remaining quarter’s end in 2022 as well as in January, April, July, and October of 2023. A payment of $18,561 was made to Series III shareholders in January 2024.

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

The Class B Series II and III stock had 156,200 and 74,245 shares outstanding, respectively, at December 31, 2023. The remaining 4,769,555 authorized shares have not been assigned a series.

Series II Class B Stock

There were 156,200 shares of $1 par value Series II Class B Stock outstanding at December 31, 2023 and 2022. Holders of Series II Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors.  Holders of Series II Class B Stock generally have no voting rights until dividends are in arrears and unpaid for twelve consecutive quarters.  In such case, the holders of Series II Class B Stock have the right to elect one-third of the Board of Directors of the Company.  The Company paid dividends of $156,200 in each of 2023 and 2022.  At December 31, 2023, no dividends were in arrears.

Series II Class B Stock is redeemable at the option of the Company at a price of $15.00 per share plus all unpaid dividends.  Each share of Series II Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock. No shares were converted in 2023 or 2022.  In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series II Class B Stock then outstanding are entitled to $12.50 per share, plus all unpaid dividends, prior to any distributions to holders of Series III Class B Stock or Common Stock.

Series III Class B Stock

There were 74,245 and 76,245 shares of $1 par value Series III Class B Stock outstanding at December 31, 2023 and 2022, respectively. Holders of Series III Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors.  The Company paid dividends of $76,245 in 2023 and $96,679 in 2022.  At December 31, 2023, no dividends were in arrears.

Series III Class B Stock is redeemable at the option of the Company at a price of $15.00 per share, plus all unpaid dividends.  Each share of Series III Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock. 2,000 shares were redeemed in 2023.  No shares were converted in 2023 or 2022. In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series III Class B Stock then outstanding are entitled to $12.50 per share, plus all unpaid dividends, after distribution obligations to Series II Class B Stock have been satisfied and prior to any distributions to holders of Common Stock.

Common stock

The Company is authorized to issue 100,000,000 shares of no par value Common Stock, of which 29,937,159 shares were outstanding at December 31, 2023 and 2022. At December 31, 2023 and 2022, 4,087,145 shares were held as treasury stock and were not deemed outstanding. Additionally, as of December 31, 2023, a total of 377,595 shares of Common Stock were issuable upon the conversion of Preferred Stock and the exercise of stock options.

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

The Company accounts for the purchased shares under the cost method as Common Stock Held in Treasury – at cost, which represents the cost of the shares and, if applicable, the cost of acquiring the shares through the Company’s broker.

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

16.  STOCK OPTIONS

Stock options

Options for the purchase of 3,649,508 shares of Common Stock have been issued under the 2008 Stock Option Plan.  Options for the purchase of 147,150 shares under the 2008 Stock Option Plan were outstanding as of December 31, 2023. No shares are available for future issuance under the 2008 Stock Option Plan, which expired July 25, 2018.

In the year ended December 31, 2021, three officers were granted options for the purchase of a total of 1,350,000 shares under the 2021 Stock Option Plan.  The options had a ten-year term and were to vest in their entirety three years from the grant date.  The fair value of the 2021 grant was $10.21 per share using the Black-Scholes option pricing model with a risk-free rate of 1.20%, an exercise price of $13.00 per share and a volatility factor of 92.66%.  All such options were terminated on December 19, 2022.  No options are currently outstanding under the 2021 Stock Option Plan, and none were granted in 2022 or 2023.  Options for the purchase of 2,000,000 shares of Common Stock are available for future issuance under the 2021 Stock Option Plan.

FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation (ASU 718), provides accounting guidance and treatment of share-based compensation.  ASC 718-20-35-9 provides that a cancellation of an award that is not accompanied by the concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost shall be recognized at the cancellation date.  Under this guidance, the Company accelerated the recognition of all future stock option expense related to the terminated option grants.  The impact to the financial statements for the year ended December 31, 2022 was the recognition of an additional $5.5 million in stock option expense.

The Compensation and Benefits Committee administers the Company’s stock option plans.

Stock option exercises

Stock options were exercised by the Company’s employees and directors during 2022, and, consequently, a total of 11,200 shares of Common Stock were issued for an aggregate payment to the Company of $13,800 to exercise such options. No stock options were exercised in 2023.

Director, officer, and employee options

A summary of Director, officer, and employee options granted and outstanding under the 2008 Stock Option Plan is presented below:

	Years Ended December 31,
	2023		2022		2021
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of period	147,150	$2.06	173,050	$2.06	199,450	$2.05
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	(11,200)	$1.23	(25,400)	$1.91
Forfeited	—	$—	(14,700)	$2.75	(1,000)	$2.75

Outstanding at end of period	147,150	$2.06	147,150	$2.06	173,050	$2.06

Exercisable at end of period	147,150	$2.06	147,150	$2.06	173,050	$2.06

The following table summarizes information about Director, officer, and employee options outstanding under the 2008 Stock Option Plan at December 31, 2023:

		Weighted Average
Exercise Prices	Shares Outstanding	Remaining Contractual Life	Shares Exercisable
$1.05	60,000	2.99	60,000
$2.75	87,150	2.69	87,150

Non-employee options

There were no non-director and non-employee options outstanding from 2021 - 2023.

Stock-based Compensation

The Company recorded $3,660,387 in stock-based compensation expense in 2021.

On December 19, 2022, the Company terminated all stock option awards issued under the 2021 Stock Option Plan, causing the acceleration of the recognition of future stock option expense in the amount of $5.5 million.  The Company recorded a total of $10.1 million in stock-based compensation expense in 2022.

No stock-based compensation expense was recorded in 2023.

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

17.  401(k) PLAN

The Company implemented an employee savings and retirement plan (the “401(k) Plan”) in 2005 that is intended to be a tax-qualified plan covering substantially all employees.  The 401(k) Plan is available to all employees on the first day of the month after 90 days of service. Under the terms of the 401(k) Plan, employees may elect to contribute up to 88% of their compensation, or the statutory prescribed limit, if less.  The Company may, at its discretion, match employee contributions.  For 2021-2023, the Company matched each participant’s elective deferrals up to 2% of the participant’s compensation for the pay period. The total match was $240,635;  $241,398; and $204,032 in 2023, 2022, and 2021, respectively.

18.  BUSINESS SEGMENT

The following are summaries of the Company’s sales and long-lived assets by geography:

	2023	2022	2021
U.S. sales (excluding U.S. government)	$34,599,754	$36,492,275	$53,888,136
Sales to U.S. government	—	15,731,136	113,662,440
North and South America sales (excluding U.S.)	6,085,166	29,126,820	14,561,236
Other international sales	2,912,006	13,468,707	6,270,642
Total sales	$43,596,926	$94,818,938	$188,382,454

	December 31, 2023	December 31, 2022
Long-lived assets
U.S.	$89,237,030	$95,587,561
International	4,241,491	4,565,207
Total	$93,478,521	$100,152,768

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

19.  PRIVATE EXCHANGES AND REDEMPTION

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

Effective November 2023, the Company entered into a privately negotiated transaction with a preferred shareholder to redeem 2,000 shares of Series III Class B Stock for a purchase price equal to approximately $6 thousand.

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

21.  SUBSEQUENT EVENTS

On February 5, 2024, the Company initiated a voluntary recall of its EasyPoint Needle lot number K220402 which was shipped within the U.S. between July 20, 2022 and September 20, 2023. The Company shipped 477,600 units of the products into the market and is working with customers and distributors to determine how many of the units remain unused and subject to the recall. The recall is due to the possible detachment of the needle cannula from the needle holder, which could result in serious injury. The Company has advised its customers and distributors to review their inventory for the affected products, segregate and quarantine the affected products, discontinue any distribution of the affected products, inform all personnel not to use the affected products, and report and return remaining inventory to the Company. The Company submitted a Removal Report with the U.S. Food and Drug Administration on February 9, 2024, and will continue to work with it in connection with the recall.  The Company estimates that the potential expense related to the recall is approximately $116 thousand.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no reportable disagreements with accountants on accounting and financial disclosures.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (the “SEC”) rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The term internal control over financial reporting means a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, Management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of Management and Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements. Management used the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting as required by paragraph (c) of Rule 13a-15 under the Exchange Act. Management, with the participation of our CEO and CFO, concluded that our internal control over financial reporting as of December 31, 2023, was effective. No material weaknesses in our internal control over financial reporting were identified by Management.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2023 or subsequent to December 31, 2023 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

No director or officer adopted or terminated a trading arrangement in the fourth quarter of 2023 of the type described by Item 408 of Regulation S-K.  As previously reported, on August 22, 2023, Thomas J. Shaw, President,

Chairman, and Chief Executive Officer, adopted a written plan for the purchase of Retractable Technologies, Inc. common stock intended to satisfy the affirmative defense conditions of Rule 10b5–1(c).  In accordance with the plan, trading began on November 20, 2023 and may continue through November 19, 2024 if not earlier terminated.  During this period, the plan instructs a broker-dealer to purchase common stock for an aggregate purchase price of up to $800,000 within certain price parameters.  Mr. Shaw’s purchases pursuant to this plan are reported on forms filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information in the sections “Proposal – The Election of Three Class 2 Directors” and “Corporate Governance” in the 2024 proxy statement is incorporated herein by reference.

Item 11. Executive Compensation.

The information in the section “Compensation” in the 2024 proxy statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the section “Security Ownership” in the 2024 proxy statement is incorporated herein by reference. See also Item 5 of Part II of this Annual Report for Equity Compensation Plan Information.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the section “Corporate Governance” in the 2024 proxy statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information in the section “Accounting Matters” in the 2024 proxy statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1)  All financial statements: See Retractable Technologies, Inc. Index to Financial Statements on Page F-2.

(2)  Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below. Schedule II-Schedule of Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022, and 2021:

	Balance at			Balance at
	beginning of			end of
	period	Additions	Deductions	period
Provision for Credit Losses
Fiscal year ended 2021	$205,822	$150,000	$3,605	$352,217
Fiscal year ended 2022	$352,217	$322,991	$—	$675,208
Fiscal year ended 2023	$675,208	$626,940	$411,607	$890,541

Provision for Inventories
Fiscal year ended 2021	$297,208	$—	$—	$297,208
Fiscal year ended 2022	$297,208	$—	$—	$297,208
Fiscal year ended 2023	$297,208	$175,355	$—	$472,563

Deferred Tax Valuation
Fiscal year ended 2021	$—	$—	$—	$—
Fiscal year ended 2022	$—	$282,713	$—	$282,713
Fiscal year ended 2023	$282,713	$—	$—	$282,713

	Balance at			Balance at
	beginning of			end of
	period	Additions	Deductions	period
Provision for Rebates		(A)	(B)	(C)
Fiscal year ended 2021	$3,811,925	$36,230,028	$33,403,838	$6,638,115
Fiscal year ended 2022	$6,638,115	$22,978,339	$26,356,187	$3,260,267
Fiscal year ended 2023	$3,260,267	$20,346,600	$21,410,496	$2,196,371
(A)	Represents estimated rebates deducted from gross revenues.
(B)	Represents rebates credited to the distributor and charge offs against the allowance.
(C)	Includes $2,196,371; $2,950,155; and $6,209,708 in Accounts payable for 2023, 2022, and 2021, respectively.

(3)   Exhibits:

The following exhibits are filed herewith or incorporated herein by reference to exhibits previously filed with the SEC.

(b)      Exhibits

Exhibit No.	Description of Document
3(i)	Restated Certificate of Formation with Certificates of Designation, Preferences, Rights and Limitations of Class B Preferred Stock (all Series)(1)

3(ii)	Fourth Amended and Restated Bylaws of RTI(2)

4(i)	Restated Certificate of Formation with Certificates of Designation, Preferences, Rights and Limitations of Class B Preferred Stock (all Series) (3)

4(vi)	Description of Securities(4)

10.1	Employment Agreement between RTI and Thomas J. Shaw dated as of January 1, 2008(5)

10.2	Technology License Agreement between Thomas J. Shaw and RTI dated the 23rd day of June, 1995(6)

10.3	First Amendment to Technology License Agreement between Thomas J. Shaw and RTI dated the 3rd day of July, 2008(7)

10.4	Second Amendment to Technology License Agreement between Thomas J. Shaw and Retractable Technologies, Inc. dated as of the 7th day of September, 2012(8)

10.5	Third Amendment to Technology License Agreement between Thomas J. Shaw and Retractable Technologies, Inc. dated as of the 16th day of November, 2021(9)

10.6	Retractable Technologies, Inc. First Amended 2008 Stock Option Plan(10)

10.7	Voting Agreement Between Thomas J. Shaw and Suzanne August dated November 8, 2006 (11)

Exhibit No.	Description of Document

10.8	Technology Investment Agreement between RTI and U.S. Department of Defense dated July 1, 2020(12)

10.9	2021 Stock Option Plan(13)

14	Retractable Technologies, Inc. Code of Business Conduct and Ethics(14)

19	Retractable Technologies, Inc. Code of Business Conduct and Ethics(15)

31.1	Certification of Principal Executive Officer(16)

31.2	Certification of Principal Financial Officer(17)

32	Section 1350 Certifications(18)

97	Restated Clawback Policy(19)

101

The following materials from this report, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2023 and 2022, (ii) the Statements of Operations for the years ended December 31, 2023, 2022, and 2021, (iii) the Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022, and 2021, (iv) the Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021, and (v) Notes to Financial Statements.(20)

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

 (1)Incorporated herein by reference to RTI’s Form 10-K filed on March 31, 2021

(2)Incorporated herein by reference to RTI’s Form 8-K filed on May 13, 2010

(3)Incorporated herein by reference to RTI’s Form 10-K filed on March 31, 2021

(4)Incorporated herein by reference to RTI’s Form 10-K filed on March 30, 2023

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

March 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John W. Fort III
JOHN W. FORT III
VICE PRESIDENT, CHIEF FINANCIAL OFFICER, PRINCIPAL ACCOUNTING OFFICER, TREASURER, AND DIRECTOR

March 29,2024

/s/ Amy Mack
AMY MACK
DIRECTOR

March 29, 2024

/s/ Marco Laterza
MARCO LATERZA
DIRECTOR

March 29, 2024

/s/ Walter O. Bigby, Jr.
WALTER O. BIGBY, JR.
DIRECTOR

March 29, 2024

Darren E. Findley
DARREN E. FINDLEY
DIRECTOR

March 29, 2024