Form 10-Q
period 2024-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2024-05-15
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,937,159 shares of Common Stock outstanding, excluding 4,087,145 treasury shares, on May 1, 2024.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2024

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$10,011,162	$12,667,550
Accounts receivable, net	7,424,629	10,671,721
Investments in debt and equity securities, at fair value	36,630,439	34,621,213
Inventories	19,488,819	17,581,368
Income taxes receivable	1,155,077	1,155,077
Other current assets	1,004,218	952,668
Total current assets	75,714,344	77,649,597

Property, plant, and equipment, net	91,815,450	93,478,521
Deferred tax asset	8,308,139	8,392,030
Other assets	137,160	152,064
Total assets	$175,975,093	$179,672,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,594,312	$4,779,035
Current portion of long-term debt	311,060	303,991
Accrued compensation	722,458	865,105
Dividends payable	1,417,437	1,417,437
Accrued royalties to shareholder	649,388	1,376,555
Other accrued liabilities	1,177,631	630,571
Income taxes payable	1,655	4,802
Total current liabilities	6,873,941	9,377,496

Other long-term liabilities	68,288,918	69,773,538
Long-term debt, net of current maturities	1,152,802	1,233,519
Total liabilities	76,315,661	80,384,553

Commitments and contingencies – see Note 10

Stockholders’ equity:
Preferred stock, $1 par value:
Class B; authorized: 5,000,000 shares
Series II, Class B	156,200	156,200
Series III, Class B	74,245	74,245
Common Stock, no par value	—	—
Additional paid-in capital	73,160,333	73,160,333
Retained earnings	39,157,332	38,785,559
Common stock in treasury – at cost	(12,888,678)	(12,888,678)
Total stockholders’ equity	99,659,432	99,287,659
Total liabilities and stockholders’ equity	$175,975,093	$179,672,212

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months
	March 31, 2024	March 31, 2023
Sales, net	$7,599,363	$11,001,102
Cost of sales:
Cost of manufactured product	5,049,046	7,361,865
Royalty expense to shareholder	649,388	769,709
Total cost of sales	5,698,434	8,131,574
Gross profit	1,900,929	2,869,528

Operating expenses:
Sales and marketing	1,434,742	1,350,171
Research and development	142,262	129,757
General and administrative	3,310,062	4,130,023
Total operating expenses	4,887,066	5,609,951
Loss from operations	(2,986,137)	(2,740,423)

Other income - TIA	1,484,620	1,557,779
Unrealized gain on debt and equity securities	1,732,649	1,492,011
Gain on sale of equity securities	—	746,262
Interest and other income	317,321	209,815
Interest expense	(33,483)	(43,555)
Income before income taxes	514,970	1,221,889
Provision for income taxes	85,586	230,917
Net income	429,384	990,972
Preferred Stock dividend requirements	(57,611)	(58,111)
Net income applicable to common shareholders	$371,773	$932,861

Basic earnings per share	$0.01	$0.03

Diluted earnings per share	$0.01	$0.03

Weighted average common shares outstanding:
Basic	29,937,159	29,937,159
Diluted	29,945,353	29,963,763

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities
Net income	$429,384	$990,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,889,467	1,938,921
Net unrealized gain on investments	(1,732,649)	(1,492,011)
Realized gain on investments	—	(746,262)
Accreted interest	—	9,157
Bond amortization	(251)	—
Deferred taxes	83,891	230,917
Provision for credit losses	—	370,573
Net realizable value inventory adjustment	1,845	141,518
Other income - TIA	(1,484,620)	(1,557,779)
(Increase) decrease in operating assets:
Accounts receivable	3,247,092	(1,849,918)
Inventories	(1,909,296)	(1,556,397)
Other current assets	(51,550)	(533,279)
Income taxes receivable	—	1,100,847
Other assets	14,904	11,178
Increase (decrease) in operating liabilities:
Accounts payable	(2,184,723)	(1,034,169)
Accrued liabilities	(322,754)	276,150
Income taxes payable	(3,147)	—
Net cash used by operating activities	(2,022,407)	(3,699,582)

Cash flows from investing activities
Purchase of property, plant, and equipment	(226,396)	(467,530)
Purchase of debt and equity securities	(276,326)	(15,918,837)
Proceeds from the sales of equity securities	—	6,784,228
Net cash used by investing activities	(502,722)	(9,602,139)

Cash flows from financing activities
Repayments of long-term debt	(73,648)	(70,496)
Proceeds from Technology Investment Agreement (TIA)	—	1,172,310
Payment of preferred stock repurchase payable	—	(1,101,110)
Payment of preferred stock dividends	(57,611)	(58,111)
Net cash used by financing activities	(131,259)	(57,407)

Net decrease in cash and cash equivalents	(2,656,388)	(13,359,128)
Cash and cash equivalents at:
Beginning of period	12,667,550	19,721,345
End of period	$10,011,162	$6,362,217

Supplemental schedule of cash flow information:
Interest paid	$33,483	$34,398
Income taxes paid	$—	$—

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$57,611	$1,417,937
Amounts receivable under Technology Investment Agreement (TIA)	$—	$1,390,919
Redemption price payable	$6,000	$6,000

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

The following shows the changes in stockholders’ equity for the three-month period ended March 31, 2024:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2023	$—	$156,200	$74,245	$73,160,333	$38,785,559	$(12,888,678)	$99,287,659
Dividends	—	—	—	—	(57,611)	—	(57,611)
Net Income	—	—	—	—	429,384	—	429,384
Balance at March 31, 2024	$—	$156,200	$74,245	$73,160,333	$39,157,332	$(12,888,678)	$99,659,432

The following shows the changes in stockholders’ equity for the three-month period ended March 31, 2023:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2022	$—	$156,200	$76,245	$73,164,501	$46,028,541	$(12,888,678)	$106,536,809
Dividends	—	—	—	—	(58,111)	—	(58,111)
Net Income	—	—	—	—	990,972	—	990,972
Balance at March 31, 2023	$—	$156,200	$76,245	$73,164,501	$46,961,402	$(12,888,678)	$107,469,670

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

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of Management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.  The unaudited condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements incorporated into its Form 10-K filed on March 29, 2024 for the year ended December 31, 2023.

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

Accounts receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  The Company’s allowance for credit losses is primarily determined by review of specific trade receivables based on historical collection rates and specific knowledge regarding the current creditworthiness of the customers.  Those accounts that are doubtful of collection are included in the allowance.  The Company considers historical experience, the current economic environment, customer credit ratings or bankruptcies, legal disputes, collections on past due amounts, pricing discrepancies, and reasonable and supportable forecasts to develop its allowance for credit losses. Management reviews these factors quarterly to determine if any adjustments are needed to the allowance. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. The allowance for credit losses was $891 thousand as of March 31, 2024 and December 31, 2023.

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

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost being determined using actual average cost.  The Company compares the average cost to the net realizable value and records the lower value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company recorded $2 thousand and $142 thousand lower of cost or net realizable value inventory adjustment associated with the VanishPoint® 3mL and EasyPoint® needle product segments at March 31, 2024 and March 31, 2023, respectively.

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

The following table reflects our significant customers for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
Number of significant customers	2		3
Aggregate dollar amount of net sales to significant customers	$3.4	million	$7.0	million
Percentage of net sales to significant customers	44.3%		63.5%

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China.  The Company obtained 90.4% and 92.6% of its products in the first three months of 2024 and 2023, respectively, from its Chinese manufacturers.  In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company may need to find an alternate manufacturer for its blood collection set, EasyPoint® blood collection tube holder with needle, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes, and would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

Revenue recognition

The Company recognizes revenue when control of performance obligations passes to the customer, generally when the product ships.  Payments from customers with approved credit terms are typically due 30 days from the invoice date. Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances. Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  When rebates are issued, they are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Condensed Balance Sheets and deducted from Revenues in the Condensed Statements of Operations.  Accounts payable included estimated contractual allowances for $1.6 million and $2.2 million as of March 31, 2024 and December 31, 2023, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors. Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  End-users do not receive any contractual allowances on their purchases.  Any product shipped or distributed for evaluation purposes is expensed.

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

The Company periodically recognizes revenue from licensing agreements of its intellectual property. Such licensing agreements provide licensee with right to use the Company’s intellectual property.  The Company accounts for revenue generated under these licensing agreements in accordance with ASC 606.  A license may be perpetual or time limited in its application. The Company has concluded that its licensing agreement is distinct as the customer can benefit from the license on their own. In accordance with ASC 606, the licensing agreement is considered functional as it is without professional services, updates and technical support. The Company has determined the current licensing agreement is sales-based or usage-based as defined in ASC 606.  In accordance with ASC 606, the Company recognizes revenue from sales-based or usage-based license at the later of a) subsequent sale or usage occurrence or b) the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied).  The Company recognized $99 thousand in licensing fees for the three months ended March 31, 2024.  No licensing fees were recognized for the three months ended March 31, 2023.   If the Company licenses its products for sale and the customers of the sublicensee are not known to the Company, the Company is obligated to pay Thomas J. Shaw, the owner of certain patented technology, fifty percent (50%) of such revenue pursuant to the terms of the Technology License Agreement between the Company and Mr. Shaw.

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the three months ended March 31, 2024:
		Blood
		Collection	EasyPoint®	Other	Total
Geographic Segment	Syringes	Products	Needles	Products	Revenue
U.S. sales	$5,653,309	367,609	612,871	7,379	$6,641,168
North and South America sales (excluding U.S.)	154,537	96	—	—	154,633
Other international revenue	572,478	143,460	87,024	600	803,562
Total	$6,380,324	$511,165	$699,895	$7,979	$7,599,363

	For the three months ended March 31, 2023:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$4,803,086	$398,376	$212,487	$9,499	$5,423,448
North and South America sales (excluding U.S.)	4,561,280	—	—	212,040	4,773,320
Other international sales	505,542	212,200	86,592	—	804,334
Total	$9,869,908	$610,576	$299,079	$221,539	$11,001,102

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

The Company provides for deferred income taxes through utilizing an asset and liability approach for financial accounting and reporting based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such differences reverse in future periods.  Deferred tax assets are periodically reviewed for realizability.  Management has concluded that a $283 thousand valuation allowance is needed for state net operating losses as of March 31, 2024 and December 31, 2023.

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

The calculation of diluted EPS under the treasury stock method included the following shares in the three-month periods ending March 31, 2024 and 2023:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Common stock underlying issued and outstanding stock options	8,194	26,604
Common stock issuable upon the conversion of convertible preferred shares	—	—
	8,194	26,604

The potential dilution, if any, is shown on the following schedule:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Net income	$429,384	$990,972
Preferred stock dividend requirements	(57,611)	(58,111)
Income applicable to common shareholders	$371,773	$932,861
Average common shares outstanding	29,937,159	29,937,159
Average common and common equivalent shares outstanding — assuming dilution	29,945,353	29,963,763
Basic earnings per share	$0.01	$0.03
Diluted earnings per share	$0.01	$0.03

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

Technology Investment Agreement (TIA)

Effective July 1, 2020, the Company entered into a Technology Investment Agreement (“TIA”) with the United States Government Department of Defense, U.S. Army Contracting Command-Aberdeen Proving Ground, Natick Contracting Division & Edgewood Contracting Division (ACC-APG, NCD & ECD) on behalf of the Biomedical Advanced Research and Development Authority (BARDA), as amended, for $81,029,518 in government funding for expanding the Company’s domestic production of needles and syringes. At the request of the US government, the TIA was transferred to a successor agreement, identified as Other Transaction Agreement in April 2023.  Such agreement contains no additional requirements and, for the purposes of this report, the agreement shall continue to be referred to herein as the “TIA”.  Under this agreement, the Company has made significant additions to its facilities which allows the Company to increase domestic production capacity.  For further explanation, please refer to Note 7 – Technology Investment Agreement.

As reimbursements were received from the U.S. government for expenditures under the TIA, the Company recorded a deferred liability. In 2021, the deferred liability began to be systematically amortized as a gain over the life of the related property, plant, and equipment and is presented as Other income – TIA on the Statements of Operations.  For any reimbursements received for expenditures not capitalized as property, plant, and equipment, Other income – TIA was recognized in the same period as the expense.

Recently Issued Pronouncements

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements — Amendments to Remove References to the Concepts Statements”, which amends the Codification to remove references to various concepts statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas.   ASU 2024-02 is effective for public business entities for fiscal periods beginning after December 15, 2024.  For all other entities, it is effective for fiscal years, including interim periods within those fiscal years beginning after December 15, 2025.  Early adoption is permitted for all entities, for any fiscal year or interim period for which financial statements have not yet been issued or made available for issuance.   The Company is evaluating the new guidance to determine the impact it may have, if any, on its financial statements.

In December of 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The updated accounting guidance improves transparency of income tax disclosures, including the disaggregation of existing disclosures related to the effective tax rate reconciliation and income taxes paid. ASU No. 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted.  For all other entities, it is effective for annual periods beginning after December 15, 2025.   Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance.   Prospective application is required, with retrospective application permitted. The Company is evaluating the adoption of the amendments and the potential impact it may have, if any, on its financial statements.

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

3.    INVENTORIES

Inventories consist of the following:

	March 31, 2024	December 31, 2023
Raw materials	$4,269,481	$4,349,029
Finished goods	15,219,338	13,232,339
	$19,488,819	$17,581,368

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements.  ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

●	Level 1 – quoted market prices in active markets for identical assets and liabilities

●	Level 2 – inputs other than quoted prices that are directly or indirectly observable

●	Level 3 – unobservable inputs where there is little or no market activity

The following tables summarize the values of assets designated as Investments in debt and equity securities:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Equity securities	$20,101,975	$—	$—	$20,101,975
Mutual funds	15,855,747	—	—	15,855,747
Municipal bonds	672,717	—	—	672,717
	$36,630,439	$—	$—	$36,630,439

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Equity securities	$18,282,556	$—	$—	$18,282,556
Mutual funds	15,656,757	—	—	15,656,757
Municipal bonds	681,900	—	—	681,900
	$34,621,213	$—	$—	$34,621,213

The investment assets are readily marketable and are carried at fair value as of the date of the Condensed Balance Sheets. The Company intends to hold these assets for possible future operating requirements. The following table summarizes gross unrealized gains and losses from Investments in debt and equity securities:

	March 31, 2024
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$24,111,677	—	(4,009,702)	20,101,975
Mutual funds	15,775,033	80,714	—	15,855,747
Municipal bonds	635,475	37,242	—	672,717
	$40,522,185	$117,956	$(4,009,702)	$36,630,439

	December 31, 2023
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$24,074,112	$—	$(5,791,556)	$18,282,556
Mutual funds	15,576,527	80,230	—	15,656,757
Municipal bonds	635,425	46,475	—	681,900
	$40,286,064	$126,705	$(5,791,556)	$34,621,213

Unrealized gains on investments in debt and equity securities were $1.7 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively.

5.    INCOME TAXES

The Company’s effective tax rate on the net income before income taxes was 16.6% and 18.9% for the three months ended March 31, 2024 and 2023, respectively.

A reconciliation of the federal statutory corporate tax rate to the Company’s effective tax rate is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
U.S. statutory federal tax rate	21.0%	21.0%
State tax, net of federal tax	0.8%	0.1%
Stock options	—%	(1.0)%
Section 162(m); Limit on Compensation	1.8%	—%
Return-to-provision and other	(7.0)%	(1.2)%
Effective tax rate	16.6%	18.9%

The Company uses the recognition and measurement provisions of the FASB ASC Topic 740, Income Taxes (“Topic 740”), to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence  should be commensurate with the extent to which it can be objectively verified. The Company reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets, to evaluate the need for a valuation allowance at March 31, 2024 and 2023.  As a result of this review, the Company concluded that a $283 thousand valuation allowance is needed for state net operating losses as of March 31, 2024.

The effective tax rate for the three months ended March 31, 2024 was different from the federal statutory rate due primarily to compensation limits under IRC Section 162(m).

6.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2024	December 31, 2023
Prepayments from customers	$485,345	$201,492
Accrued property taxes	166,089	—
Accrued professional fees	424,732	320,899
Current portion – preferred stock repurchase	6,000	6,000
Other accrued expenses	95,465	102,180
Total	$1,177,631	$630,571

7.    TECHNOLOGY INVESTMENT AGREEMENT

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

Under the TIA, reimbursable amounts are reflected as Other long-term liabilities on the Balance Sheets until the time the deferred income can be systematically amortized over a period matching the useful life of the purchased assets.  Other long-term liabilities from the TIA were $68,288,918 and $74,439,649 at March 31, 2024 and 2023, respectively.

8.    COMMITMENTS AND CONTINGENCIES

On November 7, 2019, the Company filed a lawsuit in the 44th District Court of Dallas County, Texas (No. DC-19-17946) against Locke Lord, LLP and Roy Hardin in connection with their legal representation of the Company in its previous litigation against Becton, Dickinson and Company ("BD"). The Company alleged that the defendants breached their fiduciary duties, committed malpractice, and were negligent in their representation of the Company. The Company seeks actual and exemplary damages, disgorgement, costs, and interest.  On September 2, 2022, the Company filed a Second Amended Petition alleging legal malpractice and negligence.  On February 20, 2024, the Defendants filed another Motion for Summary Judgment on the Company’s remaining claim of legal malpractice. A hearing on that Motion for Summary Judgment was held on April 18, 2024 and an order denying Defendants’ Motion was signed May 10, 2024.  A new trial date has not been set yet.

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

Revenues by geography are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
U.S. sales	$6,641,168	$5,423,448
North and South America sales (excluding U.S.)	154,633	4,773,320
Other international sales	803,562	804,334
Total sales	$7,599,363	$11,001,102

Long-lived assets by geography are as follows:

	March 31, 2024	December 31, 2023
Long-lived assets
U.S.	$87,653,114	$89,237,030
International	4,162,336	4,241,491
Total	$91,815,450	$93,478,521

10.  DIVIDENDS

A payment of $39,050 was paid within one month of each quarter’s end in 2023 and in January and April of 2024 to Series II preferred shareholders.  Series III preferred shareholders were paid a cash dividend of $19,061 within one month of each remaining quarter’s end in 2023. A payment of $18,561 was made to Series III shareholders in January and April of 2024.

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

12.  TREASURY STOCK

Treasury share purchases are accounted for under the cost method and are included as a component of treasury stock in the Company’s balance sheets.

Of the 100 million authorized shares of Common Stock, 34,024,304 shares were issued and 29,937,159 shares outstanding as of both December 31, 2023 and March 31, 2024.

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997. Syringes comprised 84.0% of our sales in the first three months of 2024.  EasyPoint® products accounted for 9.2% and other products, including our IV safety catheter and blood collection products, were 6.8% of our sales in the first three months of 2024.

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

Although we have recently experienced certain cost increases in raw materials, those costs primarily affected our domestic manufacturing because the finished goods we purchased from China (being 90.4% of our products) are subject to a long-term fixed price contract. Other factors that could affect our unit costs include increases in tariffs, supplier cost increases, and changing production volumes.  Increases in costs may not be recoverable through price increases of our products.

We believe domestic customers have retained products provided for vaccination purposes in inventory, leading to a decrease in our 2023-2024 domestic sales.  Customers have reported that demand was diminished due to their remaining syringe inventory. It is difficult to estimate how much of the remaining inventory might still remain in the market.

As detailed in Note 4 to the financial statements, we held $36.6 million in debt and equity securities as of March 31, 2024, which represented 20.8% of our total assets.

On July 13, 2023, we received a refund of previously paid estimated state tax payments of approximately $8 million.  The $8 million was recorded as Income Taxes Receivable on the Balance Sheets at December 31, 2022 through June 30, 2023.

Historically, unit sales have increased during the flu season. From approximately 2020-2022, the effect of flu season sales was less impactful due to the dramatic increase in sales attributable to COVID-19 vaccinations.  Seasonal trends may now be following pre-pandemic patterns.

Product purchases from our Chinese manufacturers have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost. In the first quarter of 2024, our Chinese manufacturers produced approximately 90.4% of our products. In the event that we become unable to purchase products from our Chinese manufacturers, we may need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes, and we would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

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

Included in net sales for the first quarter of 2024 is $99 thousand in licensing fees recorded under a sublicensing agreement with one of our Chinese manufacturers.  Under the terms of our licensing agreement with Mr. Shaw, he is entitled to receive 50% of this amount, which is recorded as royalty expense to shareholder in total cost of sales for the year.

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements. All period references are to periods ended March 31, 2024 or 2023, as applicable. Dollar amounts have been rounded for ease of reading.

Comparison of Three Months Ended March 31, 2024 and March 31, 2023

Domestic sales accounted for 87.4% and 49.3% of the revenues for the three months ended March 31, 2024 and 2023, respectively.  Domestic revenues increased 22.5%.  Domestic unit sales increased 18.3%.  Domestic unit sales were 86.1% of total unit sales for the three months ended March 31, 2024.  International revenues decreased approximately 82.8% predominately due to fewer international vaccination-related sales.  Overall unit sales decreased 48.2%. There is uncertainty as to the timing of future international orders.

Cost of manufactured product decreased 31.4% principally due to decreased unit sales. Royalty expense decreased 15.6% due to the associated decrease in gross sales.

Operating expenses decreased 12.9% from the prior year.  This is substantially due to a reduction of expense associated with our allowance for anticipated credit losses and a reduction of property tax expense as a result of newly enacted property tax exemption legislation relating to medical device property.

The loss from operations was nearly $3.0 million as compared to a loss of $2.7 million for the same period last year.  The increased loss was due to lower gross profit for the current period, offset by a reduction in overall operating expenses.

The unrealized gain on debt and equity securities was $1.7 million due to the increased market values of those securities.

The provision for income taxes was $86 thousand for the first quarter of 2024 as compared to a provision for income taxes of $231 thousand for the first quarter of 2023.

Discussion of Balance Sheet and Cash Flow Items

Cash flow used by operations was $2.0 million for the three months ended March 31, 2024 due to a number of factors.  We recognized approximately $1.5 million in other income from the TIA during the first three months of 2024. Changes in working capital also impacted cash flows from operating activities.  Accounts receivable decreased by $3.2 million, inventories increased by $1.9 million, and accounts payable decreased by $2.2 million.

Cash flow used by investing activities was $503 thousand for the three months ended March 31, 2024 due to the purchase of assets and securities.

Cash flow used by financing activities was $131 thousand for the three months ended March 31, 2024 due to repayments of long-term debt and payment of preferred stock dividends.

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

Cash Requirements

We believe we will have adequate means to meet our short-term needs to fund operations for at least 12 months from the date of issuance of the financial statements. Besides cash reserves and expected income from operations, we also have access to our investments which may be liquidated in the event that we need to access the funds for operations.  Expected short-term uses of cash include payroll and benefits, royalty expense, inventory purchases, contractual obligations, payment of income taxes, quarterly preferred stock dividends, and other operational priorities. Our liabilities are our bank debt as set forth as Long-term debt on our Condensed Balance Sheets and other liabilities detailed herein in Note 6 to the financial statements.  We believe we will have adequate means to meet our currently foreseeable long-term liquidity needs.  In the event that our long-term cash requirements exceed our current reserves and our ability to generate cash from operations, management would reduce our operational cash requirements.

Capital Resources

Since the execution of the TIA on July 1, 2020, we have significantly expanded our facilities.  There are no remaining capital projects.

CRITICAL ACCOUNTING ESTIMATES

We are responsible for developing estimates for amounts reported as assets and liabilities, and revenues and expenses in conformity with U.S. generally accepted accounting principles (“GAAP”).  Those estimates require that we develop assumptions of future events based on past experience and expectations of economic factors.  Among the more critical estimates management makes is the estimate for customer rebates.  The amount reported as a contractual allowance for rebates involves examination of past historical trends related to our sales to distributors and the related credits issued once our distributors have satisfied their contractual obligations.  The estimate includes consideration of historical redemption rates, discount rates, a combination of estimated distributor inventories based on tracking information provided by the distributors or if known, inventory turnover rates.  The establishment of a liability for future claims of rebates against sales in the current period requires that we have an understanding of the relevant sales with respect to product categories, sales distribution channels, and the likelihood of contractual obligations being satisfied.  We examine the results of estimates against actual results historically and use the determination to further develop our basis for assumptions in future periods, as well as the accuracy of past estimates.  Based on distributors purchasing and claiming rebates practices, we do not expect significant changes to the current inputs and assumption used in the estimate calculations.  While we believe that we have sufficient historical data, and a firm basis for establishing reserves for contractual obligations, there is an inherent risk that our estimates and the underlying assumptions may not reflect actual future results.  In the event that these estimates and/or assumptions are incorrect, adjustments to our reserves may have a material impact on future results. As of March 31, 2024, we estimate that the total potential future credits to be issued as a result of prior purchases which have not yet been claimed is $1.6 million.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the first quarter of 2024 or subsequent to March 31, 2024 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Please refer to Note 8 to the financial statements for a complete description of all legal proceedings.

Item 1A.    Risk Factors.

In addition to the risk factors disclosed in our most recent annual report which is available on EDGAR, the following additional risk factor has been identified.

On May 14, 2024, President Biden directed his Trade Representative to increase or impose tariffs on certain imports from China under section 301 of the Trade Act of 1974.  Included is a 50% tariff on syringes and needles, which will likely take effect in the third quarter of 2024.  As previously disclosed, we purchased over 90% of our products from China in the first quarter of 2024, most of which would likely be subject to the newly announced tariffs.  In the event that we are unable to economically purchase products from China, we may need to increase our domestic production of 1mL and 3mL syringes, as well as EasyPoint® needles and consider the economic impact of alternative sourcing of any other affected products.

Item 5.    Other Information.

No director or officer adopted or terminated a trading arrangement in the first quarter of 2024 of the type described by Item 408 of Regulation S-K.  As previously reported, on August 22, 2023, Thomas J. Shaw, President, Chairman, and Chief Executive Officer, adopted a written plan for the purchase of Retractable Technologies, Inc. common stock intended to satisfy the affirmative defense conditions of Rule 10b5–1(c).  In accordance with the plan, trading began on November 20, 2023 and may continue through November 19, 2024 if not earlier terminated.  During this period, the plan instructs a broker-dealer to purchase common stock for an aggregate purchase price of up to $800,000 within certain price parameters.  Mr. Shaw’s purchases pursuant to this plan are reported on forms filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Item 6.    Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the period ended March 31, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Condensed Statements of Operations for the three  months ended March 31, 2024 and 2023, (iii) Condensed Statements of Cash Flows for the three  months ended March 31, 2024 and 2023, (iv) Condensed Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and 2023; and (v) Notes to Condensed Financial Statements

104	Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2024	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ John W. Fort III
JOHN W. FORT III VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER