Form 10-Q
period 2024-06-30
RETRACTABLE TECHNOLOGIES INC
filed 2024-08-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,937,159 shares of Common Stock outstanding, excluding 4,087,145 treasury shares, on August 1, 2024.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2024

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$6,853,067	$12,667,550
Accounts receivable, net	4,690,228	10,671,721
Investments in debt and equity securities, at fair value	35,051,499	34,621,213
Inventories	22,018,265	17,581,368
Income taxes receivable	1,078,117	1,155,077
Other current assets	877,335	952,668
Total current assets	70,568,511	77,649,597

Property, plant, and equipment, net	90,049,927	93,478,521
Deferred tax asset	—	8,392,030
Other assets	125,982	152,064
Total assets	$160,744,420	$179,672,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,114,068	$4,779,035
Current portion of long-term debt	317,991	303,991
Accrued compensation	936,137	865,105
Dividends payable	1,417,437	1,417,437
Accrued royalties to shareholder	596,203	1,376,555
Other accrued liabilities	1,037,693	630,571
Income taxes payable	3,311	4,802
Total current liabilities	7,422,840	9,377,496

Other long-term liabilities	66,813,843	69,773,538
Long-term debt, net of current maturities	1,070,556	1,233,519
Total liabilities	75,307,239	80,384,553

Commitments and contingencies – see Note 10

Stockholders’ equity:
Preferred stock, $1 par value:
Class B; authorized: 5,000,000 shares
Series II, Class B	156,200	156,200
Series III, Class B	74,245	74,245
Common Stock, no par value	—	—
Additional paid-in capital	73,160,333	73,160,333
Retained earnings	24,935,081	38,785,559
Common stock in treasury – at cost	(12,888,678)	(12,888,678)
Total stockholders’ equity	85,437,181	99,287,659
Total liabilities and stockholders’ equity	$160,744,420	$179,672,212

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Sales, net	$6,029,364	$7,971,280	$13,628,727	$18,972,382
Cost of sales:
Cost of manufactured product	5,853,085	6,940,895	10,902,131	14,302,759
Royalty expense to shareholder	596,203	653,478	1,245,591	1,423,187
Total cost of sales	6,449,288	7,594,373	12,147,722	15,725,946
Gross profit (loss)	(419,924)	376,907	1,481,005	3,246,436

Operating expenses:
Sales and marketing	1,474,600	1,545,453	2,909,342	2,895,624
Research and development	199,093	138,761	341,355	268,518
General and administrative	3,669,189	3,725,463	6,979,251	7,855,487
Total operating expenses	5,342,882	5,409,677	10,229,948	11,019,629
Loss from operations	(5,762,806)	(5,032,770)	(8,748,943)	(7,773,193)

Other income - TIA	1,475,075	1,474,019	2,959,695	3,031,798
Unrealized loss on debt and equity securities	(1,779,814)	(6,251,650)	(47,165)	(4,759,639)
Gain on sale of equity securities	—	4,828,529	—	5,574,791
Interest and other income	244,518	218,651	561,839	428,466
Interest expense	(31,817)	(37,469)	(65,300)	(81,024)
Loss before income taxes	(5,854,844)	(4,800,690)	(5,339,874)	(3,578,801)
Provision (benefit) for income taxes	8,309,796	(932,122)	8,395,382	(701,205)
Net loss	(14,164,640)	(3,868,568)	(13,735,256)	(2,877,596)
Preferred Stock dividend requirements	(57,611)	(58,111)	(115,222)	(116,222)
Net loss applicable to common shareholders	$(14,222,251)	$(3,926,679)	$(13,850,478)	$(2,993,818)

Basic loss per share	$(0.48)	$(0.13)	$(0.46)	$(0.10)

Diluted loss per share	$(0.48)	$(0.13)	$(0.46)	$(0.10)

Weighted average common shares outstanding:
Basic	29,937,159	29,937,159	29,937,159	29,937,159
Diluted	29,937,159	30,169,604	29,937,159	30,169,604

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities
Net loss	$(13,735,256)	$(2,877,596)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,776,694	3,884,970
Net unrealized loss on investments	47,165	4,759,639
Realized gain on investments	—	(5,574,791)
Accreted interest	—	9,157
Bond amortization	(505)	—
Deferred taxes	8,392,031	(701,205)
Provision for credit losses	427,487	370,573
Net realizable value inventory adjustment	1,872	143,290
Other income - TIA	(2,959,695)	(3,031,798)
(Increase) decrease in operating assets:
Accounts receivable	5,554,005	(2,758,677)
Inventories	(4,438,769)	(373,901)
Other current assets	75,333	(35,220)
Income taxes receivable	76,960	1,424,723
Other assets	26,082	13,830
Increase (decrease) in operating liabilities:
Accounts payable	(1,664,967)	(2,823,502)
Accrued liabilities	(302,198)	700,711
Income taxes payable	(1,491)	(58,396)
Net cash used by operating activities	(4,725,252)	(6,928,193)

Cash flows from investing activities
Purchase of property, plant, and equipment	(348,100)	(556,385)
Purchase of debt and equity securities	(476,946)	(43,868,141)
Proceeds from the sales of debt and equity securities	—	34,567,513
Net cash used by investing activities	(825,046)	(9,857,013)

Cash flows from financing activities
Repayments of long-term debt	(148,963)	(139,146)
Proceeds from Technology Investment Agreement (TIA)	—	2,563,229
Payment of preferred stock repurchase payable	—	(1,101,110)
Payment of preferred stock dividends	(115,222)	(116,223)
Net cash provided (used) by financing activities	(264,185)	1,206,750

Net decrease in cash and cash equivalents	(5,814,483)	(15,578,456)
Cash and cash equivalents at:
Beginning of period	12,667,550	19,721,345
End of period	$6,853,067	$4,142,889

Supplemental schedule of cash flow information:
Interest paid	$65,300	$28,312
Income taxes paid (received)	$(71,318)	$—

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$57,611	$—

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

The following shows the changes in stockholders’ equity for the three-month period ended June 30, 2024:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at March 31, 2024	$—	$156,200	$74,245	$73,160,333	$39,157,332	$(12,888,678)	$99,659,432
Dividends	—	—	—	—	(57,611)	—	(57,611)
Net Loss	—	—	—	—	(14,164,640)	—	(14,164,640)
Balance at June 30, 2024	$—	$156,200	$74,245	$73,160,333	$24,935,081	$(12,888,678)	$85,437,181

The following shows the changes in stockholders’ equity for the three-month period ended June 30, 2023:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at March 31, 2023	$—	$156,200	$76,245	$73,164,501	$46,961,402	$(12,888,678)	$107,469,670
Dividends	—	—	—	—	(58,111)	—	(58,111)
Net Loss	—	—	—	—	(3,868,568)	—	(3,868,568)
Balance at June 30, 2023	$—	$156,200	$76,245	$73,164,501	$43,034,723	$(12,888,678)	$103,542,991

The following shows the changes in stockholders’ equity for the six-month period ended June 30, 2024:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2023	$—	$156,200	$74,245	$73,160,333	$38,785,559	$(12,888,678)	$99,287,659
Dividends	—	—	—	—	(115,222)	—	(115,222)
Net Loss	—	—	—	—	(13,735,256)	—	(13,735,256)
Balance at June 30, 2024	$—	$156,200	$74,245	$73,160,333	$24,935,081	$(12,888,678)	$85,437,181

The following shows the changes in stockholders’ equity for the six-month period ended June 30, 2023:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2022	$—	$156,200	$76,245	$73,164,501	$46,028,541	$(12,888,678)	$106,536,809
Dividends	—	—	—	—	(116,222)	—	(116,222)
Net Loss	—	—	—	—	(2,877,596)	—	(2,877,596)
Balance at June 30, 2023	$—	$156,200	$76,245	$73,164,501	$43,034,723	$(12,888,678)	$103,542,991

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

Accounts receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  The Company’s allowance for credit losses is primarily determined by review of specific trade receivables based on historical collection rates and specific knowledge regarding the current creditworthiness of the customers.  Those accounts that are doubtful of collection are included in the allowance.  The Company considers historical experience, the current economic environment, customer credit ratings or bankruptcies, legal disputes, collections on past due amounts, pricing discrepancies, and reasonable and supportable forecasts to develop its allowance for credit losses. Management reviews these factors quarterly to determine if any adjustments are needed to the allowance. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. The allowance for credit losses was $817 thousand and $891 thousand as of June 30, 2024 and December 31, 2023, respectively.

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

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost being determined using actual average cost.  The Company compares the average cost to the net realizable value and records the lower value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company recorded $2 thousand and $101 thousand lower of cost or net realizable value inventory adjustment associated with the VanishPoint® 3mL and EasyPoint® needle product segments as of June 30, 2024 and December 31, 2023, respectively.

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

The following table reflects our significant customers for the three-month and six-month periods ended June 30, 2024 and 2023:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
Number of significant customers	4		3		3		3
Aggregate dollar amount of net sales to significant customers	$3.8	million	$4.4	million	$7.3	million	$10.2	million
Percentage of net sales to significant customers	63.0%		55.0%		53.6%		53.9%

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China.  The Company obtained 91% and 89% of its products in the first six months of 2024 and 2023, respectively, from its

Chinese manufacturers.  Purchases from Chinese manufacturers aggregated 92% and 84% of products in the second quarter of 2024 and 2023, respectively.  In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company may need to find an alternate manufacturer for its blood collection set, EasyPoint® blood collection tube holder with needle, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes, and would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

On May 14, 2024, President Biden directed the Office of the U.S. Trade Representative (“USTR”) to increase tariffs on certain goods imported from China under Section 301 of the Trade Act of 1974.  Among those products included were syringes and needles, at a rate of 50%.  As noted above, for the first six months of 2024, 91% of the products the Company sold were purchased from our manufacturers in China, most of which would be impacted by the contemplated tariffs.  On July 30, 2024, the USTR announced that, in response to more than 1,100 public comments received regarding the modifications, it would continue reviewing the comments and expects its final determination will be issued in August, and that the modifications slated for 2024 will take effect approximately two weeks after its final determination.  In the event that the tariffs affecting syringes and needles are enacted, the resulting increase in costs could have a material impact to the Company’s results of operations and financial position.  The Company is working to evaluate options to lessen the financial impact of the tariffs, including shifting a larger portion of manufacturing of 1mL, 3mL, and EasyPoint® needles to its domestic manufacturing facility.

Revenue recognition

The Company recognizes revenue when control of performance obligations passes to the customer, generally when the product ships.  Payments from customers with approved credit terms are typically due 30 days from the invoice date. Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances. Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  When rebates are issued, they are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Condensed Balance Sheets and deducted from Revenues in the Condensed Statements of Operations.  Accounts payable included estimated contractual allowances for $1.3 million and $2.2 million as of June 30, 2024 and December 31, 2023, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors. Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  End-users do not receive any contractual allowances on their purchases.  Any product shipped or distributed for evaluation purposes is expensed.

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

On February 5, 2024, the Company initiated a voluntary recall of its EasyPoint Needle lot number K220402 which was shipped within the U.S. between July 20, 2022 and September 20, 2023. The Company shipped 477,600 units of the products into the market and is working with customers and distributors to determine how many of the units remain unused and subject to the recall. The recall is due to the possible detachment of the needle cannula from the needle holder, which could result in serious injury. The Company has advised its customers and distributors to review their inventory for the affected products, segregate and quarantine the affected products, discontinue any distribution of the affected products, inform all personnel not to use the affected products, and report and return remaining inventory to the Company. The Company submitted a Removal Report with the U.S. Food and Drug Administration and has continued to provide monthly updates.  The estimated time for the completion of the recall is September 1, 2024.  The Company estimates that the potential expense related to the recall is approximately $116 thousand.

The Company’s international distribution agreements generally do not provide for any returns.

The Company requires certain customers to pay in advance of product shipment.  Such prepayments from customers are recorded in Other accrued liabilities and are generally recognized as revenue upon shipment of the product.

The Company periodically recognizes revenue from licensing agreements of its intellectual property. Such licensing agreements provide licensee with right to use the Company’s intellectual property.  The Company accounts for revenue generated under these licensing agreements in accordance with ASC 606.  A license may be perpetual or time limited in its application. The Company has concluded that its licensing agreement is distinct as the customer can benefit from the license on their own. In accordance with ASC 606, the licensing agreement is considered functional as it is without professional services, updates and technical support. The Company has determined the current licensing agreement is sales-based or usage-based as defined in ASC 606.  In accordance with ASC 606, the Company recognizes revenue from sales-based or usage-based license at the later of a) subsequent sale or usage occurrence or b) the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied).  The Company recognized $90 thousand and $189 thousand in licensing fees for the three and six months ended June 30, 2024.  No licensing fees were recognized for the three and six months ended June 30, 2023.  If the Company licenses its products for sale and the customers of the sublicensee are not known to the Company, the Company is obligated to pay Thomas J. Shaw, the owner of certain patented technology, fifty percent (50%) of such revenue pursuant to the terms of the Technology License Agreement between the Company and Mr. Shaw.

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the three months ended June 30, 2024:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$4,631,773	333,389	42,561	5,848	$5,013,571
North and South America sales (excluding U.S.)	601,000	—	59,040	6,240	666,280
Other international sales	256,133	400	87,680	5,300	349,513
Total	$5,488,906	$333,789	$189,281	$17,388	$6,029,364

	For the three months ended June 30, 2023:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$5,780,080	$346,297	$1,165,634	$8,665	7,300,676
North and South America sales (excluding U.S.)	210,232	—	—	—	210,232
Other international sales	366,312	1,748	87,612	4,700	460,372
Total	$6,356,624	$348,045	$1,253,246	$13,365	$7,971,280

	For the six months ended June 30, 2024:
		Blood
		Collection	EasyPoint®	Other	Total
Geographic Segment	Syringes	Products	Needles	Products	Revenue
U.S. sales	$10,185,082	700,998	755,432	13,226	$11,654,738
North and South America sales (excluding U.S.)	755,537	96	59,040	6,240	820,913
Other international revenue	828,612	143,860	174,704	5,900	1,153,076
Total	$11,769,231	$844,954	$989,176	$25,366	$13,628,727

	For the six months ended June 30, 2023:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$10,583,166	$744,673	$1,378,121	$18,164	$12,724,124
North and South America sales (excluding U.S.)	4,771,512	—	—	212,040	4,983,552
Other international sales	871,854	213,948	174,204	4,700	1,264,706
Total	$16,226,532	$958,621	$1,552,325	$234,904	$18,972,382

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

The Company provides for deferred income taxes through utilizing an asset and liability approach for financial accounting and reporting based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such differences reverse in future periods.  Deferred tax assets are periodically reviewed for realizability.  As of June 30, 2024, Management has concluded that a $9.7 million valuation allowance is needed on the net deferred tax asset.  As of December 31, 2023, the valuation allowance for state net operating losses was $283 thousand.

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

The calculation of diluted EPS under the treasury stock method included the following shares in the three and six month periods ending June 30, 2024 and 2023:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 20, 2023	June 30, 2024	June 30, 2023
Common stock underlying issued and outstanding stock options	1,524	16,033	5,007	22,041
	1,524	16,033	5,007	22,041

The potential dilution, if any, is shown on the following schedule:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net loss	$(14,164,640)	$(3,868,568)	$(13,735,256)	$(2,877,596)
Preferred stock dividend requirements	(57,611)	(58,111)	(115,222)	(116,222)
Loss applicable to common shareholders	$(14,222,251)	$(3,926,679)	$(13,850,478)	$(2,993,818)
Average common shares outstanding	29,937,159	29,937,159	29,937,159	29,937,159
Average common and common equivalent shares outstanding — diluted	29,937,159	30,169,604	29,937,159	30,169,604
Basic loss per share	$(0.48)	$(0.13)	$(0.46)	$(0.10)
Diluted loss per share	$(0.48)	$(0.13)	$(0.46)	$(0.10)

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

3.    INVENTORIES

Inventories consist of the following:

	June 30, 2024	December 31, 2023
Raw materials	$4,119,134	$4,349,029
Finished goods	17,899,131	13,232,339
	$22,018,265	$17,581,368

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements.  ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

●	Level 1 – quoted market prices in active markets for identical assets and liabilities

●	Level 2 – inputs other than quoted prices that are directly or indirectly observable

●	Level 3 – unobservable inputs where there is little or no market activity

The following tables summarize the values of assets designated as Investments in debt and equity securities:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Equity securities	$18,323,403	$—	$—	$18,323,403
Mutual funds	16,059,428	—	—	16,059,428
Municipal bonds	668,668	—	—	668,668
	$35,051,499	$—	$—	$35,051,499

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Equity securities	$18,282,556	$—	$—	$18,282,556
Mutual funds	15,656,757	—	—	15,656,757
Municipal bonds	681,900	—	—	681,900
	$34,621,213	$—	$—	$34,621,213

The investment assets are held as trading securities and are carried at fair value as of the date of the Condensed Balance Sheets. The Company intends to hold these assets for possible future operating requirements. The following table summarizes gross unrealized gains and losses from Investments in debt and equity securities:

	June 30, 2024
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$24,151,932	—	(5,828,529)	18,323,403
Mutual funds	15,975,653	83,775	—	16,059,428
Municipal bonds	635,929	32,739	—	668,668
	$40,763,514	$116,514	$(5,828,529)	$35,051,499

	December 31, 2023
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$24,074,112	$—	$(5,791,556)	$18,282,556
Mutual funds	15,576,527	80,230	—	15,656,757
Municipal bonds	635,425	46,475	—	681,900
	$40,286,064	$126,705	$(5,791,556)	$34,621,213

Unrealized losses on investments in debt and equity securities were $47 thousand and $4.8 million for the six months ended June 30, 2024 and 2023, respectively.

5.    INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was (156.0)% and 19.4% for the three months ended June 30, 2024 and 2023, respectively.  The Company’s effective tax rate on the net income before income taxes was (157.6)% and 19.6% for the six months ended June 30, 2024 and 2023, respectively.

A reconciliation of the federal statutory corporate tax rate to the Company’s effective tax rate is as follows:

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
U.S. statutory federal tax rate	21.0%	21.0%
State tax, net of federal tax	(0.1)%	0.1%
Change in valuation allowance	(178.0)%	—%
Stock options	—%	0.4%
Section 162(m); Limit on Compensation	(0.2)%	—%
Out of period adjustment	—%	(0.8)%
Other	(0.1)%	—%
Return-to-provision and other	(0.2)%	(1.1)%
Effective tax rate	(157.6)%	19.6%

The Company uses the recognition and measurement provisions of the FASB ASC Topic 740, Income Taxes (“Topic 740”), to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence  should be commensurate with the extent to which it can be objectively verified. The Company reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets, to evaluate the need for a valuation allowance.  As a result of this review, as of June 30, 2024, the Company concluded that a $9.7 million valuation is needed on the net deferred tax asset. As of December 31, 2023, the valuation allowance for state net operating losses was $283 thousand.

The effective tax rate for the six months ended June 30, 2024 was different from the federal statutory rate due primarily to the increase of the valuation allowance on the Company’s Deferred tax asset.

6.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2024	December 31, 2023
Prepayments from customers	$300,268	$201,492
Accrued property taxes	332,179	—
Accrued professional fees	316,254	320,899
Current portion – preferred stock repurchase	6,000	6,000
Other accrued expenses	82,992	102,180
Total	$1,037,693	$630,571

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

Under the TIA, reimbursable amounts are reflected as Other long-term liabilities on the Balance Sheets until the time the deferred income can be systematically amortized over a period matching the useful life of the purchased assets.  Other long-term liabilities from the TIA were $66,813,843 and $72,965,630 at June 30, 2024 and 2023, respectively.

8.    COMMITMENTS AND CONTINGENCIES

On November 7, 2019, the Company filed a lawsuit in the 44th District Court of Dallas County, Texas (No. DC-19-17946) against Locke Lord, LLP and Roy Hardin in connection with their legal representation of the Company in its previous litigation against Becton, Dickinson and Company ("BD"). The Company alleged that the defendants breached their fiduciary duties, committed malpractice, and were negligent in their representation of the Company. The Company seeks actual and exemplary damages, disgorgement, costs, and interest.  On September 2, 2022, the Company filed a Second Amended Petition alleging legal malpractice and negligence.  On February 20, 2024, the Defendants filed another Motion for Summary Judgment on the Company’s remaining claim of legal malpractice. A hearing on that Motion for Summary Judgment was held on April 18, 2024 and an order denying Defendants’ Motion was signed May 10, 2024.  A new trial date has been set for June 2, 2025.

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

Revenues by geography are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
U.S. sales	$5,013,571	$7,300,676	$11,654,738	$12,724,124
North and South America sales (excluding U.S.)	666,280	210,232	820,913	4,983,552
Other international sales	349,513	460,372	1,153,076	1,264,706
Total sales	$6,029,364	$7,971,280	$13,628,727	$18,972,382

Long-lived assets by geography are as follows:

	June 30, 2024	December 31, 2023
Long-lived assets
U.S.	$85,966,745	$89,237,030
International	4,083,182	4,241,491
Total	$90,049,927	$93,478,521

10.  DIVIDENDS

A payment of $39,050 was paid within one month of each quarter’s end in 2023 and in January, April, and July of 2024 to Series II preferred shareholders.  Series III preferred shareholders were paid a cash dividend of $19,061 within one month of each quarter’s end in 2023. A payment of $18,561 was made to Series III shareholders in January, April, and July of 2024.

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

Of the 100 million authorized shares of Common Stock, 34,024,304 shares were issued and 29,937,159 shares outstanding as of both December 31, 2023 and June 30, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others: tariffs, material changes in demand; our ability to maintain liquidity; our maintenance of patent protection; our ability to maintain favorable third party manufacturing and supplier arrangements and relationships; foreign trade risk; our ability to access the market; production costs; the impact of larger market players in providing devices to the safety market; and any other factors referenced in Item 1A. Risk Factors in Part II. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997. Syringes comprised 86.4% of our sales in the first six months of 2024.  EasyPoint® products accounted for 7.3% and other products, including our IV safety catheter and blood collection products, were 6.4% of our sales in the first six months of 2024.

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

Over the past several years, we have experienced certain cost increases in raw materials, but those costs primarily affect our domestic manufacturing because the finished goods we purchased from China (being 91% of our products) are subject to a long-term fixed price contract.  Other factors that could affect our unit costs include increases in tariffs, supplier cost increases, and changing production volumes.  Increases in costs may not be recoverable through price increases of our products.

We believe domestic customers have retained products provided for vaccination purposes in inventory, leading to a decrease in our 2023-2024 domestic sales.  Customers have reported that demand was diminished due to their remaining syringe inventory. It is difficult to estimate how much of the remaining inventory might still remain in the market.

As detailed in Note 4 to the financial statements, we held $35.1 million in debt and equity securities as of June 30, 2024, which represented 21.8% of our total assets.

Historically, unit sales have increased during the flu season. From approximately 2020-2022, the effect of flu season sales was less impactful due to the dramatic increase in sales attributable to COVID-19 vaccinations.  Seasonal trends may now be following pre-pandemic patterns.

Product purchases from our Chinese manufacturers have enabled us to increase manufacturing capacity with little capital outlay and have provided a competitive manufacturing cost. In the second quarter of 2024, our Chinese manufacturers produced approximately 92% of our products. In the event that we become unable to purchase products from our Chinese manufacturers, we may need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes, and we would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

On May 14, 2024, President Biden directed the Office of the U.S. Trade Representative (“USTR”) to increase tariffs on certain goods imported from China under Section 301 of the Trade Act of 1974.  Among those products included were syringes and needles, at a rate of 50%.  As noted in this report, for the first six months of 2024, 91% of our products were purchased from our manufacturers in China, most of which would be impacted by the contemplated tariffs.  On July 30, 2024, the USTR announced that, in response to more than 1,100 public comments received regarding the modifications, it would continue reviewing the comments and expects its final determination will be issued in August, and that the modifications slated for 2024 will take effect approximately two weeks after its final determination.  In the event that the tariffs affecting syringes and needles are enacted, the resulting increase in costs could have a material impact to our results of operations and financial position.  We are working to evaluate options to lessen the financial impact of the tariffs, including shifting a larger portion of manufacturing of 1mL, 3mL, and EasyPoint® needles to our domestic manufacturing facility.  While this shift to increase our domestic production of those products will not require additional capital outlays for equipment, we will most likely incur an increase in our headcount and associated employee costs for production staff.  The impact to our overall production staff costs will be dependent on our product mix and timing of implementation, but is expected to increase our overall wage expense.

A material portion of our net losses for the 2024 periods presented in this report is comprised of the approximately $8.3 million change in valuation allowance on the deferred tax asset which is included as a provision for income taxes on the Condensed Statements of Operations and additionally is reflected as a removal of that asset from the Condensed Balance Sheets.  In short, the devaluation of the deferred tax asset is related to our determination that, based on current information, it is more likely than not that we wouldn’t be in a position to use loss carryforwards against future taxable net income based on a variety of factors and accounting guidelines.  The expected implementation of tariffs on imported syringes from China was one of the factors considered in this determination.

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

Included in net sales for the second quarter of 2024 is $90 thousand in licensing fees recorded under a sublicensing agreement with one of our Chinese manufacturers.  Under the terms of our licensing agreement with Mr. Shaw, he is entitled to receive 50% of this amount, which is recorded as royalty expense to shareholder in total cost of sales for the year.

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements. All period references are to periods ended June 30, 2024 or 2023, as applicable. Dollar amounts have been rounded for ease of reading.

Comparison of Three Months Ended June 30, 2024 and June 30, 2023

Domestic sales accounted for 83.2% and 91.6% of the revenues for the three months ended June 30, 2024 and 2023, respectively.  Domestic revenues decreased 31.3% principally due to lower demand.  Domestic unit sales decreased 22.1%.  Domestic unit sales were 79.3% of total unit sales for the three months ended June 30, 2024.  International revenues increased approximately 51.5% or $345 thousand.  The increase in international revenues is primarily due to the timing of international shipments.  Overall unit sales decreased 13.6%. There is uncertainty as to the timing of future international orders.

Cost of manufactured product decreased 15.7% principally due to lower unit sales.  Royalty expense decreased 8.8% due to the associated decrease in gross sales.

Operating expenses decreased 1.2% from the prior year due to a reduction of property tax expense as a result of newly enacted property tax exemption legislation relating to medical device property, offset by an increase in our allowance for anticipated credit losses.

The loss from operations was $5.8 million compared to a loss of $5.0 million for the same period last year.  The increased loss was due to lower gross profit for the current period, offset by a slight reduction in overall operating expenses.

The unrealized loss on debt and equity securities was $1.8 million due to the decreased market values of those securities.

The provision for income taxes was $8.3 million for the second quarter of 2024 as compared to a benefit for income taxes of $932 thousand in the second quarter of 2023.  The increase in income tax expense is primarily related to the valuation allowance against the Deferred tax asset.

Comparison of Six Months Ended June 30, 2024 and June 30, 2023

Domestic sales accounted for 85.5% and 67.1% of the revenues for the six months ended June 30, 2024 and 2023, respectively.  Domestic revenues decreased 8.4% principally due to lower demand.  Domestic unit sales decreased 4.6%.  Domestic unit sales were 82.8% of total unit sales for the six months ended June 30, 2024.  International revenues decreased approximately 68.4% predominately due to fewer international vaccination-related sales.  Overall unit sales decreased 35.8%. There is uncertainty as to the timing of future international orders.

Cost of manufactured product decreased 23.8% principally due to lower unit sales. Royalty expense decreased 12.5% due to the associated decrease in gross sales.

Operating expenses decreased 7.2% from the prior year.  This is substantially due to a reduction of property tax expense as a result of newly enacted property tax exemption legislation relating to medical device property.

The loss from operations was $8.7 million compared to a loss of $7.8 million for the same period last year.  The increased loss was due to lower gross profit for the current period, offset by a slight reduction in overall operating expenses.

The provision for income taxes was $8.4 million for the first six months of 2024 as compared to a benefit for income taxes of $701 thousand in the first six months of 2023.  The year-to-date income tax provision is primarily related to the second quarter of 2024 as a result of fully reserving the Company’s Deferred tax asset.

Discussion of Balance Sheet and Cash Flow Items

Cash and investments comprise 26.1% of total assets.  Cash flow used by operations was $4.7 million for the six months ended June 30, 2024 due to a number of factors.  We recognized approximately $3.0 million in other income from the TIA during the first six months of 2024, offset by increase of $8.4 million in valuation allowance related to deferred tax assets which is material to the adjustments to total cash flow from operations. Changes in working capital also impacted cash flows from operating activities.  Accounts receivable decreased by $5.6 million, inventories increased by $4.4 million, and accounts payable decreased by $1.7 million.

Cash flow used by investing activities was $825 thousand for the six months ended June 30, 2024 due to the purchase of assets and securities.

Cash flow used by financing activities was $264 thousand for the six months ended June 30, 2024 due to repayments of long-term debt and payment of preferred stock dividends.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded operations primarily from the proceeds from revenues, private placements, litigation settlements, and loans. We may fund operations going forward from revenues, cash reserves, and investments available for sale if the need to access those funds arises.

Margins

The mix of domestic and international sales affects the average sales price of our products. Generally, the higher the ratio of domestic sales to international sales, the higher the average sales price will be. Some international sales of our products are shipped directly from China to the customer. The number of units produced by us versus manufactured in China can have a significant effect on the carrying costs of Inventory as well as Cost of sales. Generally, an overall increase in units sold can positively affect our margins. The cost of raw materials used in manufacturing, transportation costs, and the impact of tariffs can also significantly affect our margins. We will continue to evaluate the appropriate mix of products manufactured domestically and those manufactured in China to achieve economic benefits as well as to maintain our domestic manufacturing capability.

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

Capital Resources

If new tariffs become effective and we determine to increase domestic production, we expect to spend approximately $1 million over the next six to eight months to improve and add to our domestic equipment in order to begin producing products we cannot currently produce at our U.S. facility.

CRITICAL ACCOUNTING ESTIMATES

We are responsible for developing estimates for amounts reported as assets and liabilities, and revenues and expenses in conformity with U.S. generally accepted accounting principles (“GAAP”).  Those estimates require that we develop assumptions of future events based on past experience and expectations of economic factors.  Among the more critical estimates management makes is the estimate for customer rebates.  The amount reported as a contractual allowance for rebates involves examination of past historical trends related to our sales to distributors and the related credits issued once our distributors have satisfied their contractual obligations.  The estimate includes consideration of historical redemption rates, discount rates, a combination of estimated distributor inventories based on tracking information provided by the distributors or if known, inventory turnover rates.  The establishment of a liability for future claims of rebates against sales in the current period requires that we have an understanding of the relevant sales with respect to product categories, sales distribution channels, and the likelihood of contractual obligations being satisfied.  We examine the results of estimates against actual results historically and use the determination to further develop our basis for assumptions in future periods, as well as the accuracy of past estimates.  Based on distributors purchasing and claiming rebates practices, we do not expect significant changes to the current inputs and assumption used in the estimate calculations.  While we believe that we have sufficient historical data, and a firm basis for establishing reserves for contractual obligations, there is an inherent risk that our estimates and the underlying assumptions may not reflect actual future results.  In the event that these estimates and/or assumptions are incorrect, adjustments to our reserves may have a material impact on future results. As of June 30, 2024, we estimate that the total potential future credits to be issued as a result of prior purchases which have not yet been claimed is $1.3 million.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the second quarter of 2024 or subsequent to June 30, 2024 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Please refer to Note 8 to the financial statements for a complete description of all legal proceedings.

Item 1A.    Risk Factors.

In addition to the risk factors disclosed in our most recent annual report which is available on EDGAR, the following additional risk factor has been identified.

On May 14, 2024, President Biden directed the Office of the U.S. Trade Representative (“USTR”) to increase tariffs on certain goods imported from China under Section 301 of the Trade Act of 1974.  Among those products included were syringes and needles, at a rate of 50%.  As noted in this report, for the first six months of 2024, 91% of our products were purchased from our manufacturers in China, most of which would be impacted by the contemplated tariffs.  On July 30, 2024, the USTR announced that, in response to more than 1,100 public comments received regarding the modifications, it would continue reviewing the comments and expects its final determination will be issued in August, and that the modifications slated for 2024 will take effect approximately two weeks after its final determination.  In the event that the tariffs affecting syringes and needles are enacted, the resulting increase in costs could have a material impact to our results of operations and financial position.  We are working to evaluate options to lessen the financial impact of the tariffs, including shifting a larger portion of manufacturing of 1mL, 3mL, and EasyPoint® needles to our domestic manufacturing facility.

Item 5.    Other Information.

No director or officer adopted or terminated a trading arrangement in the second quarter of 2024 of the type described by Item 408 of Regulation S-K.  As previously reported, on August 22, 2023, Thomas J. Shaw, President, Chairman, and Chief Executive Officer, adopted a written plan for the purchase of Retractable Technologies, Inc. common stock intended to satisfy the affirmative defense conditions of Rule 10b5–1(c).  In accordance with the plan, trading began on November 20, 2023 and may continue through November 19, 2024 if not earlier terminated.  During this period, the plan instructs a broker-dealer to purchase common stock for an aggregate purchase price of up to $800,000 within certain price parameters.  Mr. Shaw’s purchases pursuant to this plan are reported on forms filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Item 6.    Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the period ended June 30, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Condensed Statements of Operations for the three  and six months ended June 30, 2024 and 2023, (iii) Condensed Statements of Cash Flows for the six  months ended June 30, 2024 and 2023, (iv) Condensed Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023; and (v) Notes to Condensed Financial Statements

104	Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2024	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ John W. Fort III
JOHN W. FORT III VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER