Form 10-Q
period 2024-09-30
RETRACTABLE TECHNOLOGIES INC
filed 2024-11-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,937,159 shares of Common Stock outstanding, excluding 4,087,145 treasury shares, on November 1, 2024.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2024

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,917,246	$12,667,550
Accounts receivable, net	8,674,774	10,671,721
Investments in debt and equity securities, at fair value	32,782,319	34,621,213
Inventories	21,301,008	17,581,368
Income taxes receivable	1,111,851	1,155,077
Other current assets	968,949	952,668
Total current assets	68,756,147	77,649,597

Property, plant, and equipment, net	88,936,910	93,478,521
Deferred tax asset	—	8,392,030
Other assets	114,803	152,064
Total assets	$157,807,860	$179,672,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,251,331	$4,779,035
Current portion of long-term debt	325,155	303,991
Accrued compensation	809,937	865,105
Dividends payable	1,417,437	1,417,437
Accrued royalties to shareholder	884,570	1,376,555
Other accrued liabilities	1,325,080	630,571
Income taxes payable	5,864	4,802
Total current liabilities	8,019,374	9,377,496

Other long-term liabilities	65,344,155	69,773,538
Long-term debt, net of current maturities	986,750	1,233,519
Total liabilities	74,350,279	80,384,553

Commitments and contingencies – see Note 10

Stockholders’ equity:
Preferred stock, $1 par value:
Class B; authorized: 5,000,000 shares
Series II, Class B	156,200	156,200
Series III, Class B	74,245	74,245
Common Stock, no par value	—	—
Additional paid-in capital	73,160,333	73,160,333
Retained earnings	22,955,481	38,785,559
Common stock in treasury – at cost	(12,888,678)	(12,888,678)
Total stockholders’ equity	83,457,581	99,287,659
Total liabilities and stockholders’ equity	$157,807,860	$179,672,212

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Sales, net	$10,346,857	$10,335,031	$23,975,584	$29,307,413
Cost of sales:
Cost of manufactured product	9,477,097	5,219,962	20,379,228	19,522,722
Royalty expense to shareholder	884,570	794,388	2,130,161	2,217,575
Total cost of sales	10,361,667	6,014,350	22,509,389	21,740,297
Gross profit (loss)	(14,810)	4,320,681	1,466,195	7,567,116

Operating expenses:
Sales and marketing	1,749,123	1,368,112	4,658,465	4,263,735
Research and development	174,695	150,957	516,050	419,475
General and administrative	3,197,116	3,737,479	10,176,367	11,592,965
Total operating expenses	5,120,934	5,256,548	15,350,882	16,276,175
Loss from operations	(5,135,744)	(935,867)	(13,884,687)	(8,709,059)

Other income - TIA	1,469,688	1,447,975	4,429,383	4,479,773
Unrealized gain (loss) on debt and equity securities	1,449,825	(6,538,568)	1,402,660	(11,298,207)
Gain on sale of equity securities	—	—	—	5,574,791
Interest and other income	293,550	768,863	855,387	1,197,329
Interest expense	(30,489)	(36,087)	(95,789)	(117,110)
Loss before income taxes	(1,953,170)	(5,293,684)	(7,293,046)	(8,872,483)
Provision (benefit) for income taxes	(31,181)	(1,233,188)	8,364,200	(1,934,393)
Net loss	(1,921,989)	(4,060,496)	(15,657,246)	(6,938,090)
Preferred Stock dividend requirements	(57,611)	(58,111)	(172,832)	(174,335)
Net loss applicable to common shareholders	$(1,979,600)	$(4,118,607)	$(15,830,078)	$(7,112,425)

Basic loss per share	$(0.07)	$(0.14)	$(0.53)	$(0.24)

Diluted loss per share	$(0.07)	$(0.14)	$(0.53)	$(0.24)

Weighted average common shares outstanding:
Basic	29,937,159	29,937,159	29,937,159	29,937,159
Diluted	29,937,159	29,937,159	29,937,159	29,937,159

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities
Net loss	$(15,657,246)	$(6,938,090)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	5,683,496	5,826,203
Net unrealized (gain) loss on investments	(1,402,660)	11,298,207
Realized gain on investments	—	(5,574,791)
Accreted interest	—	9,157
Bond amortization	(763)	—
Deferred taxes	8,392,030	(2,014,939)
Provision for credit losses	414,598	452,547
Net realizable value inventory adjustment	(9,466)	172,203
Other income - TIA	(4,429,383)	(4,479,773)
(Increase) decrease in operating assets:
Accounts receivable	1,582,349	(3,797,674)
Inventories	(3,710,174)	(1,954,988)
Other current assets	(16,281)	167,166
Income taxes receivable	43,226	9,475,906
Other assets	37,261	25,008
Increase (decrease) in operating liabilities:
Accounts payable	(1,527,704)	(3,011,574)
Accrued liabilities	147,356	1,241,700
Income taxes payable	1,062	(23,263)
Net cash from (used) operating activities	(10,452,299)	873,005

Cash flows from investing activities
Purchase of property, plant, and equipment	(1,141,885)	(699,283)
Purchase of debt and equity securities	(757,683)	(68,287,428)
Proceeds from the sales of debt and equity securities	4,000,000	58,572,186
Net cash from (used) investing activities	2,100,432	(10,414,525)

Cash flows from financing activities
Repayments of long-term debt	(225,605)	(209,789)
Proceeds from Technology Investment Agreement (TIA)	—	2,563,229
Payment of preferred stock repurchase payable	—	(1,101,110)
Payment of preferred stock dividends	(172,832)	(174,333)
Net cash from (used) financing activities	(398,437)	1,077,997

Net decrease in cash and cash equivalents	(8,750,304)	(8,463,523)
Cash and cash equivalents at:
Beginning of period	12,667,550	19,721,345
End of period	$3,917,246	$11,257,822

Supplemental schedule of cash flow information:
Interest paid	$94,691	$71,867
Income taxes paid	$—	—

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$57,611	$57,611

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

The following shows the changes in stockholders’ equity for the three-month period ended September 30, 2024:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at June 30, 2024	$—	$156,200	$74,245	$73,160,333	$24,935,081	$(12,888,678)	$85,437,181
Dividends	—	—	—	—	(57,611)	—	(57,611)
Net Loss	—	—	—	—	(1,921,989)	—	(1,921,989)
Balance at September 30, 2024	$—	$156,200	$74,245	$73,160,333	$22,955,481	$(12,888,678)	$83,457,581

The following shows the changes in stockholders’ equity for the three-month period ended September 30, 2023:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at June 30, 2023	$—	$156,200	$76,245	$73,164,501	$43,034,723	$(12,888,678)	$103,542,991
Dividends	—	—	—	—	(58,111)	—	(58,111)
Net Loss	—	—	—	—	(4,060,496)	—	(4,060,496)
Balance at September 30, 2023	$—	$156,200	$76,245	$73,164,501	$38,916,116	$(12,888,678)	$99,424,384

The following shows the changes in stockholders’ equity for the nine-month period ended September 30, 2024:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2023	$—	$156,200	$74,245	$73,160,333	$38,785,559	$(12,888,678)	$99,287,659
Dividends	—	—	—	—	(172,832)	—	(172,832)
Net Loss	—	—	—	—	(15,657,246)	—	(15,657,246)
Balance at September 30, 2024	$—	$156,200	$74,245	$73,160,333	$22,955,481	$(12,888,678)	$83,457,581

The following shows the changes in stockholders’ equity for the nine-month period ended September 30, 2023:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2022	$—	$156,200	$76,245	$73,164,501	$46,028,541	$(12,888,678)	$106,536,809
Dividends	—	—	—	—	(174,335)	—	(174,335)
Net Loss	—	—	—	—	(6,938,090)	—	(6,938,090)
Balance at September 30, 2023	$—	$156,200	$76,245	$73,164,501	$38,916,116	$(12,888,678)	$99,424,384

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

Accounts receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  The Company’s allowance for credit losses is primarily determined by review of specific trade receivables based on historical collection rates and specific knowledge regarding the current creditworthiness of the customers.  Those accounts that are doubtful of collection are included in the allowance.  The Company considers historical experience, the current economic environment, customer credit ratings or bankruptcies, legal disputes, collections on past due amounts, pricing discrepancies, and reasonable and supportable forecasts to develop its allowance for credit losses. Management reviews these factors quarterly to determine if any adjustments are needed to the allowance. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. The allowance for credit losses was $597 thousand and $891 thousand as of September 30, 2024 and December 31, 2023, respectively.

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

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost being determined using actual average cost.  The Company compares the average cost to the net realizable value and records the lower value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company recorded $9.5 thousand and $101 thousand lower of cost or net realizable value inventory adjustment associated with the VanishPoint® 3mL and EasyPoint® needle product segments as of September 30, 2024 and December 31, 2023, respectively.

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

The following table reflects our significant customers for the three-month and nine-month periods ended September 30, 2024 and 2023:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
Number of significant customers	2		3		3		3
Aggregate dollar amount of net sales to significant customers	$5.5	million	$5.7	million	$12.8	million	$14.3	million
Percentage of net sales to significant customers	53.2%		55.0%		53.4%		49.0%

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China.  The Company obtained 90% of its products in the first nine months of both 2024 and 2023 from its Chinese manufacturers.  Purchases from Chinese manufacturers aggregated 87.3% and 91% of products in the third quarter of 2024 and 2023, respectively.  In the event that the Company becomes unable to purchase products from its Chinese manufacturers, the Company may need to find an alternate manufacturer for its blood collection set, EasyPoint® blood collection tube holder with needle, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes, and would increase domestic production for the 1mL and 3mL syringes and EasyPoint® needles.

On September 13, 2024, the Office of the U.S. Trade Representative (“USTR”) revealed final adjustments to increase tariffs on certain goods imported from China under Section 301 of the Trade Act of 1974.  Among those products included were syringes and needles, at a rate of 100%.  As noted above, for the first nine months of 2024, 90% of the products the Company obtained were purchased from our manufacturers in China, most of which are impacted by the tariffs.  The adjusted tariffs were effective on September 27, 2024.  Tariffs are expected to have a material impact to the Company’s results of operations and financial position.  The Company is working to lessen the financial impact of the tariffs, including shifting a larger portion of manufacturing of 1mL, 3mL, and EasyPoint® needles to its domestic manufacturing facility.

Revenue recognition

The Company recognizes revenue when control of performance obligations passes to the customer, generally when the product ships.  Payments from customers with approved credit terms are typically due 30 days from the invoice date. Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances. Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  When rebates are issued, they are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Condensed Balance Sheets and deducted from Revenues in the Condensed Statements of Operations.  Accounts payable included estimated contractual allowances for $1.8 million and $2.2 million as of September 30, 2024 and December 31, 2023, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors. Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  End-users do not receive any contractual allowances on their purchases.  Any product shipped or distributed for evaluation purposes is expensed.

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

On February 5, 2024, the Company initiated a voluntary recall of its EasyPoint Needle lot number K220402 which was shipped within the U.S. between July 20, 2022 and September 20, 2023. The Company shipped 477,600 units of the products into the market and is working with customers and distributors to determine how many of the units remain unused and subject to the recall. The recall is due to the possible detachment of the needle cannula from the needle holder, which could result in serious injury. The Company has advised its customers and distributors to review their inventory for the affected products, segregate and quarantine the affected products, discontinue any distribution of the affected products, inform all personnel not to use the affected products, and report and return remaining inventory to the Company. The Company submitted a Removal Report with the U.S. Food and Drug Administration and has continued to provide monthly updates.  The estimated time for the completion of the recall is December 31, 2024.  The Company estimates that the potential expense related to the recall is approximately $116 thousand.

The Company’s international distribution agreements generally do not provide for any returns.

The Company requires certain customers to pay in advance of product shipment.  Such prepayments from customers are recorded in Other accrued liabilities and are generally recognized as revenue upon shipment of the product.

The Company periodically recognizes revenue from licensing agreements of its intellectual property. Such licensing agreements provide licensee with right to use the Company’s intellectual property.  The Company accounts for revenue generated under these licensing agreements in accordance with ASC 606.  A license may be perpetual or time limited in its application. The Company has concluded that its licensing agreement is distinct as the customer can benefit from the license on their own. In accordance with ASC 606, the licensing agreement is considered functional as it is without professional services, updates and technical support. The Company has determined the current licensing agreement is sales-based or usage-based as defined in ASC 606.  In accordance with ASC 606, the Company recognizes revenue from sales-based or usage-based license at the later of a) subsequent sale or usage occurrence or b) the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied).  The Company recognized $38 thousand and $227 thousand in licensing fees for the three and nine months ended September 30, 2024.  No licensing fees were recognized for the three and nine months ended September 30, 2023. If the Company licenses its products for sale and the customers of the sublicensee are not known to the Company, the Company is obligated to pay Thomas J. Shaw, the owner of certain patented technology, fifty percent (50%) of such revenue pursuant to the terms of the Technology License Agreement between the Company and Mr. Shaw.

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the three months ended September 30, 2024:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$4,470,036	$290,926	$4,860,327	$7,319	$9,628,608
North and South America sales (excluding U.S.)	569,970	—	—	—	569,970
Other international sales	132,817	7,790	3,572	4,100	148,279
Total	$5,172,823	$298,716	$4,863,899	$11,419	$10,346,857

	For the three months ended September 30, 2023:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$6,439,220	$379,135	$2,566,161	$8,221	$9,392,737
North and South America sales (excluding U.S.)	825,480	—	—	14,250	839,730
Other international sales	87,694	10,920	3,800	150	102,564
Total	$7,352,394	$390,055	$2,569,961	$22,621	$10,335,031

	For the nine months ended September 30, 2024:
		Blood
		Collection	EasyPoint®	Other	Total
Geographic Segment	Syringes	Products	Needles	Products	Revenue
U.S. sales	$14,655,118	$991,924	$5,615,759	$20,545	$21,283,346
North and South America sales (excluding U.S.)	1,325,507	96	59,040	6,240	1,390,883
Other international revenue	961,429	151,650	178,276	10,000	1,301,355
Total	$16,942,054	$1,143,670	$5,853,075	$36,785	$23,975,584

	For the nine months ended September 30, 2023:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$17,022,384	$1,123,808	$3,944,284	$26,385	$22,116,861
North and South America sales (excluding U.S.)	5,596,992	—	—	226,290	5,823,282
Other international sales	959,548	224,868	178,004	4,850	1,367,270
Total	$23,578,924	$1,348,676	$4,122,288	$257,525	$29,307,413

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

The Company provides for deferred income taxes through utilizing an asset and liability approach for financial accounting and reporting based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such differences reverse in future periods.  Deferred tax assets are periodically reviewed for realizability.  As of September 30, 2024, Management has concluded that a $9.9 million valuation allowance is needed on the net deferred tax asset.  As of December 31, 2023, the valuation allowance for state net operating losses was $283 thousand.

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

The calculation of diluted EPS under the treasury stock method included the following shares in the three and nine month periods ending September 30, 2024 and 2023:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Common stock underlying issued and outstanding stock options	-	6,408	2,706	17,904
	-	6,408	2,706	17,904

The potential dilution, if any, is shown on the following schedule:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net loss	$(1,921,989)	$(4,060,496)	$(15,657,246)	$(6,938,090)
Preferred stock dividend requirements	(57,611)	(58,111)	(172,832)	(174,335)
Loss applicable to common shareholders	$(1,979,600)	$(4,118,607)	$(15,830,078)	$(7,112,425)
Average common shares outstanding	29,937,159	29,937,159	29,937,159	29,937,159
Average common and common equivalent shares outstanding — diluted	29,937,159	29,937,159	29,937,159	29,937,159
Basic loss per share	$(0.07)	$(0.14)	$(0.53)	$(0.24)
Diluted loss per share	$(0.07)	$(0.14)	$(0.53)	$(0.24)

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

Recently Issued Pronouncements

In November 2024, the FASB issued ASU 2024-03,  "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." This update enhances the requirements for public companies to provide more detailed and structured disclosures of their expenses, aiming to improve transparency in financial reporting. The new guidance is effective for fiscal reporting periods beginning after December 15, 2026, and for interim periods starting after December 15, 2027. Early adoption is permitted for fiscal financial statements that have not yet been issued or made available for issuance.  Companies can choose to apply the amendment either prospectively to periods beginning after the effective date or retrospectively to prior periods presented in their financial statements. The Company is evaluating the adoption of the amendments and the potential impact it may have, if any, on its financial statements.

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

3.    INVENTORIES

Inventories consist of the following:

	September 30, 2024	December 31, 2023
Raw materials	$4,255,090	$4,349,029
Finished goods	17,045,918	13,232,339
	$21,301,008	$17,581,368

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements.  ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

●	Level 1 – quoted market prices in active markets for identical assets and liabilities

●	Level 2 – inputs other than quoted prices that are directly or indirectly observable

●	Level 3 – unobservable inputs where there is little or no market activity

The following tables summarize the values of assets designated as Investments in debt and equity securities:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Equity securities	$19,814,003	$—	$—	$19,814,003
Mutual funds	12,289,041	—	—	12,289,041
Municipal bonds	679,275	—	—	679,275
	$32,782,319	$—	$—	$32,782,319

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Equity securities	$18,282,556	$—	$—	$18,282,556
Mutual funds	15,656,757	—	—	15,656,757
Municipal bonds	681,900	—	—	681,900
	$34,621,213	$—	$—	$34,621,213

The investment assets are held as trading securities and are carried at fair value as of the date of the Condensed Balance Sheets. The Company intends to hold these assets for possible future operating requirements. The following table summarizes gross unrealized gains and losses from Investments in debt and equity securities:

	September 30, 2024
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$24,230,746	—	(4,416,743)	19,814,003
Mutual funds	12,177,576	111,465	—	12,289,041
Municipal bonds	636,187	43,088	—	679,275
	$37,044,509	$154,553	$(4,416,743)	$32,782,319

	December 31, 2023
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$24,074,112	$—	$(5,791,556)	$18,282,556
Mutual funds	15,576,527	80,230	—	15,656,757
Municipal bonds	635,425	46,475	—	681,900
	$40,286,064	$126,705	$(5,791,556)	$34,621,213

Unrealized losses on investments in debt and equity securities were $1.4 million and $(11.3) million for the nine months ended September 30, 2024 and 2023, respectively.

5.    INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was  1.6% and 23.3% for the three months ended September 30, 2024 and 2023, respectively.  The Company’s effective tax rate on the net income before income taxes was  (114.7)% and 22.4% for the nine months ended September 30, 2024 and 2023, respectively.

A reconciliation of the federal statutory corporate tax rate to the Company’s effective tax rate is as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
U.S. statutory federal tax rate	21.00%	21.00%
State tax, net of federal tax	(0.11)%	0.13%
Change in valuation allowance	(132.06)%	—%
Stock options	—%	0.15%
Section 162(m); Limit on Compensation	(0.13)%	—%
Other	(0.13)%	—%
Return-to-provision and other	(3.27)%	1.14%
Effective tax rate	(114.70)%	22.42%

The Company uses the recognition and measurement provisions of the FASB ASC Topic 740, Income Taxes (“Topic 740”), to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence  should be commensurate with the extent to which it can be objectively verified. The Company reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets, to evaluate the need for a valuation allowance.  As a result of this review, as of September 30, 2024, the Company concluded that a $9.9 million valuation is needed on the net deferred tax asset. As of December 31, 2023, the valuation allowance for state net operating losses was $283 thousand.

The effective tax rate for the nine months ended September 30, 2024 was different from the federal statutory rate due primarily to the increase of the valuation allowance on the Company’s Deferred tax asset.

6.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2024	December 31, 2023
Prepayments from customers	$379,873	$201,492
Accrued property taxes	498,268	—
Accrued professional fees	328,181	320,899
Current portion – preferred stock repurchase	6,000	6,000
Other accrued expenses	112,758	102,180
Total	$1,325,080	$630,571

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

Under the TIA, reimbursable amounts are reflected as Other long-term liabilities on the Balance Sheets until the time the deferred income can be systematically amortized over a period matching the useful life of the purchased assets.  Other long-term liabilities from the TIA were $65,344,155 and $71,517,656 at September 30, 2024 and 2023, respectively.

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

On September 26, 2024, the Company filed a lawsuit in the United States Court of International Trade against the United States of America, the Office of the United States Trade Representative, Trade Representative Katherine Tai, U.S. Customs & Border Protection, and U.S. Customs & Border Protection Acting Commissioner Troy Miller. Relief sought includes preliminary injunctions on recently enacted tariffs and, ultimately, a decision that the tariffs be set aside, as well as certain costs, fees, and other relief.  Defendants filed a motion to dismiss on October 11, 2024 which was later restated on October 15, 2024.  An evidentiary hearing was held on October 17, 2024.  Post-hearing briefs were filed by the Company and the defendants on October 22, 2024. On October 28, 2024, the Court entered an opinion denying the Company’s motion for a temporary restraining order and preliminary injunction against the collection of tariffs, but ordered that the Company’s motion for preliminary injunction enjoining liquidation of  entries during the pendency of the litigation was granted.

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

Revenues by geography are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
U.S. sales	$9,628,608	$9,392,737	$21,283,346	$22,116,861
North and South America sales (excluding U.S.)	569,970	839,730	1,390,883	5,823,282
Other international sales	148,279	102,564	1,301,355	1,367,270
Total sales	$10,346,857	$10,335,031	$23,975,584	$29,307,413

Long-lived assets by geography are as follows:

	September 30, 2024	December 31, 2023
Long-lived assets
U.S.	$84,883,113	$89,237,030
International	4,053,797	4,241,491
Total	$88,936,910	$93,478,521

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

Of the 100 million authorized shares of Common Stock, 34,024,304 shares were issued and 29,937,159 shares outstanding as of both December 31, 2023 and September 30, 2024.

ANY SUBSEQUENT EVENTS?

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997. Syringes comprised 70.7% of our sales in the first nine months of 2024.  EasyPoint® products accounted for 24.4% and other products, including our IV safety catheter and blood collection products, were 4.8% of our sales in the first nine months of 2024.

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

On September 13, 2024, the Office of the U.S. Trade Representative (“USTR”) revealed final adjustments to increase tariffs on certain goods imported from China under Section 301 of the Trade Act of 1974.  Among those products included were syringes and needles, at a rate of 100%.  As previously noted, for the first nine months of 2024,  90% of the products the Company obtained were purchased from our manufacturers in China, most of which are impacted by the tariffs.  The adjusted tariffs were effective on September 27, 2024.  Tariffs are expected to have a material impact to our results of operations and financial position.  To date, the Company has incurred $568 thousand in tariff expenses and due to existing orders from our Chinese manufacturers, we expect to incur a total of approximately $1.5 million in tariff expenses through February 2025.  We are working to lessen the financial impact of the tariffs, including shifting a larger portion of manufacturing of 1mL, 3mL, and EasyPoint® needles to our domestic manufacturing facility, but while these actions would decrease tariff expenses, they would lead to an increase in compensation expense as we must hire additional manufacturing personnel.  Certain products must be purchased from third party suppliers as we do not currently have the machinery to manufacture our entire product line in our U.S. facility.  When equipment was added to our U.S. facility pursuant to the TIA, it was strictly for product lines typically used in the administration of vaccines, as required by the TIA.  We have sued the USTR and other defendants involved in the issuance of the recent tariff adjustment as described in Note 8 to the financial statements seeking an injunction and, ultimately, a decision that the tariffs be set aside, as well as certain costs, fees, and other relief.  Some of our requests for injunctions were denied as described in Note 8 to the financial statements and therefore we are currently subject to the tariffs during the pendency of the case.  Tariffs at the

100% level without sufficient time to increase our domestic production would considerably increase our costs and may cause irreparable harm.

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

Over the past several years, we have experienced certain cost increases in raw materials, but those costs primarily affect our domestic manufacturing because the finished goods we purchased from China (being 90% of our products) have been subject to a long-term fixed price contract.  Other factors that could affect our unit costs include tariffs, supplier cost increases, and changing production volumes.  Increases in costs may not be recoverable through price increases of our products.

We believe domestic customers have retained products provided for vaccination purposes in inventory, leading to a decrease in our 2023-2024 domestic sales.  Customers have reported that demand was diminished due to their remaining syringe inventory. It is difficult to estimate how much of the remaining inventory might still remain in the market.

As detailed in Note 4 to the financial statements, we held $32.8 million in debt and equity securities as of September 30, 2024, which represented 20.8% of our total assets.

Historically, unit sales have increased during the flu season. From approximately 2020-2022, the effect of flu season sales was less impactful due to the dramatic increase in sales attributable to COVID-19 vaccinations.  Seasonal trends for syringe sales may now be following pre-pandemic patterns.  Additionally, we believe there may be more demand for EasyPoint® products during flu season.

In the third quarter of 2024, our Chinese manufacturers produced approximately 87.3% of our products.

A material portion of our net losses for the nine months ended September 30, 2024 is comprised of the approximately $8.4 million change in valuation allowance which occurred in the second quarter of 2024 on the deferred tax asset which is included as a provision for income taxes on the Condensed Statements of Operations.  The devaluation of the deferred tax asset was related to our determination that, based on current information, it was more likely than not that we wouldn’t be in a position to use loss carryforwards against future taxable net income based on a variety of factors and accounting guidelines.  The announced implementation of tariffs on imported syringes from China was one of the factors considered in this determination.

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

Included in net sales for the third quarter of 2024 is $38 thousand in licensing fees recorded under a sublicensing agreement with one of our Chinese manufacturers.  Under the terms of our licensing agreement with Mr. Shaw, he is entitled to receive 50% of this amount, which is recorded as royalty expense to shareholder in total cost of sales for the year.

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements. All period references are to periods ended September 30, 2024 or 2023, as applicable. Dollar amounts have been rounded for ease of reading.

Comparison of Three Months Ended September 30, 2024 and September 30, 2023

Domestic sales accounted for 93.1% and 90.9% of the revenues for the three months ended September 30, 2024 and 2023, respectively.  Domestic revenues were essentially flat while domestic unit sales increased 29.6%.  Domestic unit sales were 92.4% of total unit sales for the three months ended September 30, 2024.  The increase in unit sales not contributing to domestic revenues was primarily driven by a decrease in the average selling price, largely due to higher sales of our EasyPoint® needles, which typically have a lower average selling price.  International revenues decreased approximately 23.8%.  The decrease in international revenues is primarily due to the timing of international shipments.  Overall unit sales increased 22%. There is uncertainty as to the timing of future international orders.

Cost of manufactured product increased 81.6% principally due to a rise in the volume of units sold, higher period costs associated with increased sales, and additional period costs related to increased domestic production activities.  Royalty expense increased 11.4% primarily due to the increase in gross sales and royalties received from sublicenses.

The gross profit margin decreased from 41.8% to (0.1%) for the three months ended September 30, 2024.  This decline was primarily driven by a decrease in the average selling price, a drop in international sales, and rising production costs.  Despite the increase in unit sales, these factors contributed to the overall reduction in gross profit.

Operating expenses were essentially flat, with a slight decrease of 2.6% compared to the three months ended September 30, 2023.

The loss from operations was $5.1 million compared to a loss of $936 thousand for the same period last year.  The increased loss was due to lower gross profit for the current period.

The unrealized gain on debt and equity securities was $1.5 million due to the increased market values of those securities.

The benefit for income taxes was $31 thousand for the third quarter of 2024 as compared to a benefit for income taxes of $1.2 million in the third quarter of 2023.  This change is primarily due to the increase in valuation allowance on our deferred tax asset in the second quarter of 2024.

Tariffs are expected to materially increase our costs in future periods.

Comparison of Nine Months Ended September 30, 2024 and September 30, 2023

Domestic sales accounted for 88.8% and 75.5% of the revenues for the nine months ended September 30, 2024 and 2023, respectively.  Domestic unit sales increased 10.7% while domestic revenues decreased 3.8% primarily due to the mix of products sold. This decline in revenues was largely driven by a decrease in the average selling price, mainly resulting from increased sales of our EasyPoint® needles, which typically have a lower average selling price.  Domestic unit sales were 87.6% of total unit sales for the nine months ended September 30, 2024.  International revenues decreased approximately 62.6% predominately due to fewer international vaccination-related sales. Overall unit sales decreased 16.1%. There is uncertainty as to the timing of future international orders.

Cost of manufactured product remained largely consistent, with a slight increase of 4.4%. This change was primarily driven by a decrease in the volume of units sold, partially offset by higher period costs associated with increased domestic production activities.

Operating expenses decreased 5.7% from the prior year.  This is substantially due to a reduction of property tax expense as a result of newly enacted property tax exemption legislation relating to medical device property. The decrease was partially offset by an increase in sales and marketing expenses.

The loss from operations was $13.9 million compared to a loss of $8.7 million for the same period last year.  The increased loss was due to lower gross profit for the current period.

The unrealized gain on debt and equity securities was $1.4 million due to the increased market values of those securities.

The provision for income taxes was $8.4 million for the first nine months of 2024 as compared to a benefit for income taxes of $1.9 million in the first nine months of 2023.  The year-to-date income tax provision is primarily related to fully reserving our deferred tax asset in the second quarter of 2024.

Tariffs are expected to materially increase our costs in future periods.

Discussion of Balance Sheet and Cash Flow Items

Cash and investments comprise 23.3% of total assets.  Cash flow used by operations was $10.5 million for the nine months ended September 30, 2024 due to a number of factors.  We recognized approximately $4.4 million in other income from the TIA during the first nine months of 2024, offset by an increase of $8.4 million in valuation allowance related to deferred tax assets which is material to the adjustments to total cash flow from operations. Changes in working capital also impacted cash flows from operating activities.  Accounts receivable decreased by $1.6 million, inventories increased by $3.7 million, and accounts payable decreased by $1.5 million.

Cash flow from investing activities was $2.1 million for the nine months ended September 30, 2024 due to the purchase of assets and net sale of securities.

Cash flow used by financing activities was $398 thousand for the nine months ended September 30, 2024 due to repayments of long-term debt and payment of preferred stock dividends.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded operations primarily from the proceeds from revenues, private placements, litigation settlements, and loans. We may fund operations going forward from revenues, cash reserves, and investments in trading securities should the need to access those funds arise.

The imposition of 100% tariffs on our imported syringe and needle products will have a material effect on our operating results and liquidity.  There have been no such tariffs incurred during the periods represented in this report but such tariffs were enacted effective September 27, 2024. To date, the Company has incurred $568 thousand in tariff expenses, and due to existing orders from our Chinese manufacturers, we expect to incur a total of approximately $1.5 million in tariff expenses through February 2025.  Additional capital improvements and increases to our manufacturing workforce will also increase expenses in the near-term as a result of the tariffs and our expected increase in domestic manufacturing.

Margins

The mix of domestic and international sales, along with product mix, affects the average sales price of our products. Generally, the higher the ratio of domestic sales to international sales, the higher the average sales price will be.  Additionally, product mix plays a role, with syringe sales typically having higher average selling prices and gross profit margins than our other product lines.  Some international sales of our products are shipped directly from China to the customer. The number of units produced by us versus manufactured in China can have a significant effect on the carrying costs of Inventory as well as Cost of sales. Generally, an overall increase in units sold can positively affect our margins. The cost of raw materials used in manufacturing, transportation costs, and the impact of tariffs can also significantly affect our margins. We will continue to evaluate the appropriate mix of products manufactured domestically and those manufactured in China to achieve economic benefits as well as to maintain our domestic manufacturing capability.

Cash Requirements

We believe we will have adequate means to meet our short-term needs to fund operations for at least 12 months from the date of issuance of the financial statements. Besides cash reserves and expected income from operations, we also have access to our investments which may be liquidated in the event that we need to access the funds for operations.  Expected short-term uses of cash include payroll and benefits, royalty expense, inventory purchases, tariffs, contractual obligations, payment of income taxes, quarterly preferred stock dividends, and other operational priorities. Our liabilities are our bank debt as set forth as Long-term debt on our Condensed Balance Sheets and other liabilities detailed herein in Note 6 to the financial statements.  We believe we will have adequate means to meet our currently foreseeable long-term liquidity needs although the new tariffs and our costs related to an increase in domestic manufacturing will increase our expenses materially.  For the next 1-3 years, we believe our liquidity will decline materially but expect that we may be able to satisfy our long-term cash requirements using a combination of cash and liquidation of our equity investments. If cash needs cannot be met using existing cash and investments, management would reduce operational costs.

Capital Resources

We expect to spend approximately $1 million over the next few months using existing cash reserves to convert a portion of our domestic equipment to align to our plan to produce more units at our U.S. facility. While additional equipment expenditures may be necessary in the future, this near-term equipment conversion is expected to be completed by the second quarter of 2025.

CRITICAL ACCOUNTING ESTIMATES

We are responsible for developing estimates for amounts reported as assets and liabilities, and revenues and expenses in conformity with U.S. generally accepted accounting principles (“GAAP”).  Those estimates require that we develop assumptions of future events based on past experience and expectations of economic factors.  Among the more critical estimates management makes is the estimate for customer rebates.  The amount reported as a contractual allowance for rebates involves examination of past historical trends related to our sales to distributors and the related credits issued once our distributors have satisfied their contractual obligations.  The estimate includes consideration of historical redemption rates, discount rates, a combination of estimated distributor inventories based on tracking information provided by the distributors or if known, inventory turnover rates.  The establishment of a liability for future claims of rebates against sales in the current period requires that we have an understanding of the relevant sales with respect to product categories, sales distribution channels, and the likelihood of contractual obligations being satisfied.  We examine the results of estimates against actual results historically and use the determination to further develop our basis for assumptions in future periods, as well as the accuracy of past estimates.  Based on distributors purchasing and claiming rebates practices, we do not expect significant changes to the current inputs and assumption used in the estimate calculations.  While we believe that we have sufficient historical data, and a firm basis for establishing reserves for contractual obligations, there is an inherent risk that our estimates and the underlying assumptions may not reflect actual future results.  In the event that these estimates and/or assumptions are incorrect, adjustments to our reserves may have a material impact on future results. As of September 30, 2024, we estimate that the total potential future credits to be issued as a result of prior purchases which have not yet been claimed is $1.8 million.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes during the third quarter of 2024 or subsequent to September 30, 2024 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Please refer to Note 8 to the financial statements for a complete description of all legal proceedings.

Item 1A.    Risk Factors.

In addition to the risk factors disclosed in our most recent annual report which is available on EDGAR, the following additional risk factor has been identified.

Recently enacted tariffs on our products are expected to have a material negative impact to our results of operations and financial position.  We are working to lessen the financial impact of the tariffs, including shifting a larger portion of manufacturing of 1mL, 3mL, and EasyPoint® needles to our domestic manufacturing facility, but these actions will be expensive and the timeline remains uncertain.  Likewise, our lawsuit to exempt our payment of tariffs may not succeed.  Consequently, we expect a material increase in costs which is expected to materially impact our operations and may impact long-term viability.

Item 5.    Other Information.

No director or officer terminated a trading arrangement in the third quarter of 2024 of the type described by Item 408 of Regulation S-K.  As previously reported, on August 22, 2023, Thomas J. Shaw, President, Chairman, and Chief Executive Officer, adopted a written plan for the purchase of Retractable Technologies, Inc. common stock intended to satisfy the affirmative defense conditions of Rule 10b5–1(c).  In accordance with the plan, trading began on November 20, 2023 and may continue through November 19, 2024 if not earlier terminated.  During this period, the plan instructs a broker-dealer to purchase common stock for an aggregate purchase price of up to $800,000 within certain price parameters.  Mr. Shaw’s purchases pursuant to this plan are reported on forms filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934.

On August 22, 2024, Thomas J. Shaw, President, Chairman, and Chief Executive Officer, adopted a written plan for the purchase of Retractable Technologies, Inc. common stock intended to satisfy the affirmative defense conditions of Rule 10b5–1(c).  The plan provides that trading may begin November 20, 2024 and may continue through November 19, 2025 if not earlier terminated.  During this period, the plan instructs a broker-dealer to purchase common stock for an aggregate purchase price of up to $800,000 within certain price parameters.

Item 6.    Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the period ended September 30, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Condensed Statements of Operations for the three  and nine months ended September 30, 2024 and 2023, (iii) Condensed Statements of Cash Flows for the nine  months ended September 30, 2024 and 2023, (iv) Condensed Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023; and (v) Notes to Condensed Financial Statements

104	Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2024	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ John W. Fort III
JOHN W. FORT III VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER