Form 10-K
period 2024-12-31
RETRACTABLE TECHNOLOGIES INC
filed 2025-03-28
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common equity held by non-affiliates as of June 30, 2024, was $14.6 million, assuming a closing price of $1.08 and outstanding shares held by non-affiliates of 13,487,595.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 10, 2025, there were 29,937,159 shares of our Common Stock outstanding, excluding treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement filed on March 28, 2025 for the Annual Meeting of Shareholders to be held May 9, 2025 are incorporated by reference into Part III hereof.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2024

i

PART I

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, material changes in demand, tariffs, our ability to maintain liquidity, our maintenance of patent protection, our ability to maintain favorable third party manufacturing and supplier arrangements and relationships, foreign trade risk, our ability to access the market, production costs, the impact of larger market players in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

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

In September 2024, a new 100% tariff on syringes and needles imported from China became effective.  Additionally, effective February 4th and March 4th of 2025, tariffs on Chinese imports were increased by an aggregate total of 20%.  The increase of 20% applied not only to syringes and needles, but to other products we import from China.  While we have manufacturing capabilities to manufacture most of the products we currently sell domestically, some of our products are sourced exclusively from China. Approximately $1.6 million was spent on tariff expenses from September - December 2024 when the tariff rate was 100% on syringes and needles imported from China.  From January 1 to March 21, 2025 under a system of increasing tariffs, we have paid a total of approximately $951,000 on tariff expenses.  We are currently working to lessen the financial impact of the tariffs, including shifting a larger portion of manufacturing of 1mL, 3mL, and EasyPoint® needles to our domestic manufacturing facility.  Additionally, we have recently adapted some equipment to increase our domestic manufacturing capabilities. These adaptations will allow us to manufacture 0.5 mL syringes domestically, reducing our reliance on imports for those products.  We expect that commercial quantities will be available for sale in the second half of 2025.

Additionally, in recent past years, we increased our domestic manufacturing capacity for product lines typically used in the administration of vaccines, funded in part by the Technology Investment Agreement, as amended ("TIA") with the United States Government Department of Defense, U.S. Army Contracting Command-Aberdeen Proving Ground, Natick Contracting Division & Edgewood Contracting Division (ACC-APG, NCD & ECD) on behalf of the Biomedical Advanced Research and Development Authority (BARDA). The TIA funded the $81.0 million facilities expansion and purchase of new manufacturing equipment and related ancillary equipment.  At our own expense, we constructed a new warehouse onsite for housing finished goods and raw materials to be used in the manufacturing process as well as an expansion to our administrative offices.  The TIA (under its April 2023 successor agreement, Other Transaction Agreement) governs ongoing terms until June 30, 2030 which include maintenance of equipment, availability of capacity, and U.S. government preference in the event of a public health emergency.

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

VanishPoint® syringe sales have historically comprised most of our sales. Syringe sales were 68.5%; 78.3%; and 91.5% of our revenues in 2024, 2023, and 2022. EasyPoint® products accounted for 27.1%; 16.6%; and 5.0% of sales in 2024, 2023, and 2022.

From 2020 through the first quarter of 2022, the U.S. government was a significant customer due to efforts to vaccinate the U.S. population against COVID-19. Sales to the Department of Health and Human Services for safety syringes totaled $15.7 million in 2022 (concentrated in the first quarter), $113.7 million in 2021, and $31.6 million in 2020.  The orders from the Department of Health and Human Services included reimbursement of freight costs.  As such, comparability of 2024 revenue and expenses to revenues and expenses in recent years may be challenging.  Moreover, we believe domestic customers may have retained product provided for vaccination purposes in inventory, leading to a decrease in overall demand.  The extent to which these supplies still exist and the effect it has on future ordering patterns is difficult to estimate.

We currently have under development additional safety products that add to or build upon our current product line offering.  Such products are not expected to be commercially available in 2025.

Our products are sold to and used by healthcare providers.  Historically, an overwhelming majority of our products have been sold domestically.  However, in 2022, 44.9% of our sales were international sales and in the first quarter of 2023, 50.7% of our sales were international.  For the remainder of 2023 and for 2024, international sales were closer to 10% of total sales.  The increase in 2022 and the first quarter of 2023 is attributable to higher international revenues from vaccination efforts which lagged domestic vaccination sales by a year or more.

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

Recent and expected modifications to our VanishPoint® products will effectively cause the modified VanishPoint® products to have extended patent expiration dates. Following the expiration of patents related to the old design, competitors may attempt to copy aspects of such prior design, but not the current design.

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

For all products manufactured for sale in the domestic market, we have given notice of intent to market to the FDA, and the devices were shown to be substantially equivalent to the predicate devices for the stated intended use. For all products manufactured for sale in the domestic market and foreign market, we hold a Quality Management System certification to ISO 13485:2016. Additionally, for all products manufactured for sale into the applicable countries, we hold a Quality Management System certification in compliance with the Medical Device Single Audit Program (MDSAP). We do not currently hold a CE mark but are pursuing certification under EU MDR 2017/745.

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

Competitive Conditions

Our competitive position with respect to product acceptance and market share remains much the same as before the COVID-19 pandemic. From a business perspective, our competitive position has been made more difficult with the implementation of tariffs on products we import from China.  In September of 2024, a 100% tariff was placed on syringes and needles, and in 2025 an additional 20% tariff was placed on other products we import which had not previously been covered under the 2024 tariffs. We continue to face fierce competition from much larger and more established companies across the U.S. healthcare market.  While our products were widely used in the mass vaccination efforts during the COVID-19 pandemic, there is no assurance that we will be able to gain market share due to our relative size and presence in the overall U.S. healthcare market.

Becton, Dickinson and Company (“BD”), a global company which we had previously considered our primary competitor, spun off a portion of its syringe, needle, and injection product division as Embecta Corp. (“Embecta”) in April 2022.  Embecta, which specializes in diabetes management, along with BD itself, are formidable competitors with greater market share and greater resources than us.

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

Employees

As of March 10, 2025, we had 227 employees. 221 of such employees were full time employees. We provide equal employment opportunities to all employees and applicants for employment without regard to race, color, religion, gender, national origin, age, disability, marital status, ancestry, veteran status, workers’ compensation status or any other characteristic protected by federal, state, or local law. We have adopted a policy of zero tolerance for any form of unlawful discrimination or retaliation. We continue to evaluate current compensation rates and job descriptions with industry standard salary surveys to maintain competitive wages.

We recognize that we are now more reliant on our manufacturing workforce than in recent years as a result of tariffs imposed on the import of our products from our overseas manufacturers.  As we continue to increase our output of domestically produced products and decrease our overall import mix, a strong and reliable workforce is essential to our success.  As such, we are committed to attracting and retaining talent through market-competitive wages and benefits as well as providing a safe and supportive working environment.

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

Recent Tariffs and Other Foreign Trade Policy Risks

We are subject to risks associated with foreign trade policy. In 2024, we used Chinese manufacturers to produce 83.9% of our products.

Recently enacted tariffs on our products are expected to have a material negative impact to our results of operations and financial position.  We are working to lessen the financial impact of the tariffs, including shifting a larger portion of manufacturing of 1mL, 3mL, and EasyPoint® needles to our domestic manufacturing facility, but these actions are expensive, and the timeline remains uncertain. In addition, the tariffs implemented in 2025 are expanded beyond the original 2024 tariffs placed on syringes and needles.  Notwithstanding our efforts to shift the majority of our manufacturing to our domestic facility, we are still reliant on our Chinese manufacturers to provide products we are not able to manufacture.  We expect a material increase in the costs of imported goods which is expected to materially impact our operations. However, we have recently adapted some equipment to increase our domestic manufacturing capabilities.

While we are committed to decreasing our reliance on imported products, and decreasing the negative financial impact such tariffs carry, there is no guarantee that our efforts will be successful.  To the extent possible, we are working to increase our domestic production capacity and efficiency to be cost-competitive with our international manufacturers on a pre-tariff basis.

In the event that we become unable to purchase product from our Chinese manufacturers or produce those products domestically, we may need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes. Even with increased domestic production, we may not be able to avoid a disruption in supply.

We derived 11.1% of our revenues in 2024 from international sales. International sales, particularly in emerging market countries, are further subject to a variety of regulatory, economic, and political risks as well. Among the political risk we face with regard to international sales is the risk that our products may be subject to reciprocal tariffs in foreign countries in reaction to recently enacted and threatened tariffs by the U.S.  The overall risk to our successful efforts in international markets is unknown and difficult to predict.

We Are Concerned that Our Stock Price is Not Correlated with Value

As of December 31, 2024, our market capitalization was $20.7 million (based on a $0.69 per share closing price) and total stockholders’ equity was $87.2 million.  Our stock price reached a low of $0.57 per share in 2024 despite our strong balance sheet.  We are therefore concerned that our stock price is not correlated with our value.

Our Customers Have Excess Product In Inventory and We Cannot Predict When It Will Be Depleted

We believe domestic customers have retained Retractable products (as well as competitive products) purchased or provided for vaccination purposes in inventory, leading to a decrease in demand for our products.  It is unclear when the excess inventory surplus will clear.  Until the inventory is depleted, we expect domestic demand to continue to be depressed. The extent to which surplus product still exists, and the potential impact it may have on future orders, is uncertain.

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

Syringes comprised 68.5% of sales in 2024. When the patents of the VanishPoint® syringes and other products expire, we may experience a significant and rapid loss of sales, and our competitive position in the marketplace may weaken if other competitors use our technology. Such occurrences could have a material adverse effect on profitability.

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

Our Competitors Have Greater Resources

Our competitors have greater financial resources, larger and more established sales and marketing and distribution organizations, and greater market influence, including long-term contracts. These competitors may be able to use these resources to improve their products through research and acquisitions or develop new products which may compete more effectively with our products. If our competitors choose to use their resources to create products superior to ours, we may be unable to sell our products and our ability to continue operations would be weakened.

For instance, Becton, Dickinson and Company (“BD”), a global company which we had previously considered our primary competitor, spun off a portion of its syringe, needle, and injection product division as Embecta Corp. (“Embecta”) in April 2022.  Though newly formed, Embecta licenses existing BD intellectual property and has continued to use the BD branding on its products and is provided with certain other services by BD.  Embecta’s 2024 annual report indicated that the company had 2,100 employees, as compared to our workforce of 227 employees.  With resources greatly in excess of our own, we expect Embecta will be a formidable competitor.

We Are Controlled by One Shareholder

Thomas J. Shaw, our President and Chief Executive Officer, has investment or voting power over a total of 53.3% of the outstanding Common Stock as of March 10, 2025. Mr. Shaw therefore has the ability to direct our operations and financial affairs and significant influence to elect members of our Board of Directors. His interests may not always coincide with the Company’s interests or the interests of other stockholders. This concentration of ownership, for example, may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially adversely affect the market price of our Common Stock. The concentration of ownership may likewise influence Mr. Shaw’s continued employment and position as President, CEO, and Chairman of the Board.  Mr. Shaw’s rights under the Technology License Agreement, as the owner of the technology we produce, present similar conflicts of interest.

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

Additionally, as a public Texas corporation, we are generally prohibited from entering into a business combination with a person who acquires twenty percent or more of our stock for three years unless either: (1) the combination or acquisition is pre-approved by our Board; or (2) the combination is approved by affirmative vote of the shareholders of at least two-thirds of the outstanding voting shares entitled to vote, excluding the affiliated shareholder.  As such, independent of the rights granted to Mr. Shaw under the Amendment, as beneficial owner of 53.3% of our stock and Chairman of the Board, Mr. Shaw has considerable influence on all business combination decisions.

Supply Chain Disruptions Could Negatively Impact our Profitability

Our operations have historically been dependent on timely delivery of finished goods from our Chinese manufacturers and timely delivery of sufficient quantities of components and raw materials for domestic manufacturing. As mentioned earlier, we are shifting our production operations away from China to our domestic facility.  With this change of production venue, we will face increased reliance on our domestic supply chain for raw materials and components parts.  We expect this reliance to continue to increase as our domestic production output increases.  Any disruption in our suppliers’ operations or timely availability of shipments from our third-party freight carriers could disrupt our ability to provide product to our customers in a timely manner, which could materially and adversely affect our results of operations and cash flows.

Inflationary Price Pressures and Uncertain Availability of Commodities, Raw Materials, Utilities, Labor or Other Inputs Used by us and our Suppliers, or Instability in Logistics and Related Costs, Could Negatively Impact our Profitability

Increases in the price of commodities, raw materials, utilities, labor or other inputs that we or our suppliers use in manufacturing and supplying products, components and parts, along with logistics and other related costs, may lead to higher production and shipping costs for our products, parts, and components. Further, increasing global demand for, and uncertain supply of, such materials could disrupt our or our suppliers’ ability to obtain such materials in a timely manner to meet our supply needs and/or could lead to increased costs. A material increase in the cost of inputs to our production could lead to higher costs for our products and could negatively impact our operating results. The full impact of greater domestic production on our sourcing materials through our supply chain is not yet known and difficult to estimate.  We expect that as we increase our materials acquisition levels for domestic production, we will be able to achieve economies of scale and greater volume-purchasing agreements with our suppliers, but there is no guarantee such benefits will materialize.

Vaccine Hesitancy Could Impact Demand

Overall demand may be affected by public sentiment and acceptance of the safety and efficacy of vaccinations.  While some products in our catalog of products are unrelated to the administration of vaccines, changes in the acceptance of vaccinations could have a material impact on our business.

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

As disclosed in a Current Report on Form 8-K on February 16, 2024, we initiated a voluntary recall on February 5, 2024 of our EasyPoint Needle lot number K220402 which was shipped within the U.S. between July 20, 2022 and September 20, 2023.  The recall was due to the possible detachment of the needle cannula from the needle holder, which could result in serious injury.  The possible defect increases our risk of liability in connection with those units. Since the initiation of the voluntary recall, all reasonable efforts have been made to remove EasyPoint Needle lot K220402 from the market in accordance with the recall strategy. We believe the recall is complete and we have requested termination of the voluntary recall from the FDA. The Medical Devices and Radiological Health Risk Mitigation and Response Branch has: confirmed our request for termination, notified us that the division is currently experiencing a severe backlog of termination requests which are being processed in the order they are received and informed us that once the termination process begins, they will follow up with us concerning any additional questions they may have.

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

We May Experience Losses in Our Investment Account

Our investment portfolio is subject to market risk. As a result, the value and liquidity of our cash equivalents and marketable securities could fluctuate substantially. Likewise, our other income and expenses could vary materially depending on gains or losses realized on the sale or exchange of investments and other factors. Increased volatility in the financial markets and overall economic uncertainty could increase the risk that actual amounts realized on our investments may differ from the fair values currently assigned to them. Because 25.1% of our total assets are invested in the market, fluctuations in market values could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

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

Item 1B. Unresolved Staff Comments.

Not applicable and none.

Item 1C. Cybersecurity

We prioritize cybersecurity throughout our operations to protect sensitive data, ensure device integrity, and maintain business continuity. Our strategy is built on a layered approach encompassing proactive risk assessments, vulnerability management, data security, device security, employee training, and incident response. We have a documented incident response plan outlining steps for detection, containment, eradication, and recovery from cyberattacks. We conduct regular incident response drills to ensure preparedness. We use threat intelligence feeds and industry reports to stay informed about evolving cyber threats targeting the medical manufacturing industry. We conduct annual comprehensive risk assessments using industry-standard methodologies and tailored questionnaires for medical manufacturing risks. We continuously monitor system logs and security alerts for suspicious activity indicative of potential attacks. We track and prioritize identified risks based on a risk scoring system considering factors like data sensitivity and operational disruption. We implement multi-factor authentication for all remote access and privileged accounts. We segment our network to isolate critical systems holding personal identifying information, corporate data, and operational data. We encrypt sensitive data at rest and in transit using industry-standard algorithms. We regularly patch vulnerabilities in our systems based on severity and potential exploitability. We have strict access controls in place, granting privilege access based on job roles and responsibilities. We continuously monitor network activity for anomalies and suspicious behavior.

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

The Board of Directors oversees the overall cybersecurity risk management program and holds management accountable for its effectiveness. The Board receives regular briefings on cybersecurity risks and mitigation strategies. The ISO regularly reports to the Board and executive management on the status of the cybersecurity risk management program, including key risks, mitigation strategies, and incident reports. The program is reviewed periodically to assess its effectiveness and identify areas for improvement. Management’s role is to assist the Board in identifying and considering material cybersecurity risks, ensure implementation of management-level and employee-level cybersecurity practices and training, and provide the Board with regular reports regarding any cybersecurity attacks or vulnerabilities. As of the date of this Annual Report on Form 10-K, our assessment indicates that cybersecurity incidents have not had a material effect on our operations or financial condition and, based on the current knowledge of Management, are not likely to materially affect us.

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

Item 2. Properties.

Our headquarters are located at 511 Lobo Lane, on 35 acres, which we own, overlooking Lake Lewisville in Little Elm, Texas. The headquarters are in good condition and houses our administrative offices and manufacturing facility. The manufacturing facility produced approximately 16.1% of the units that were manufactured in 2024. As a result of recent expansions, we have significant additional domestic production capacity for some of our products, primarily vaccination syringes and needles associated with the TIA.  However, we do not currently have the necessary equipment to produce every product we offer, and may continue to rely on our international manufacturers to supply those products, incurring the cost of import tariffs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our Common Stock has been listed on the NYSE American (or its predecessor entities) under the symbol “RVP” since May 4, 2001.  The closing market price on March 10, 2025 was $0.72 per share.

SHAREHOLDERS

As of March 10, 2025, there were 34,024,304 shares of Common Stock issued, of which 4,087,145 shares were held in treasury.  There were 143 shareholders of record, not including Cede & Co. participants or beneficial owners thereof.

DIVIDENDS

We have not ever declared or paid any dividends on the Common Stock. We have no current plans to pay any cash dividends on the Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information relating to our equity compensation plans as of December 31, 2024:

Equity Compensation Plan Information

		Weighted	Number of securities
		average exercise	remaining available for
	Number of securities	price of	future issuance under
	to be issued upon	outstanding	equity compensation
	exercise of	options,	plans (excluding
	outstanding options,	warrants and	securities reflected in
	warrants and rights	rights	column(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	145,950	$2.05	2,000,000
Total	145,950	$2.05	2,000,000

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return for our Common Stock (RVP) from December 31, 2019 to December 31, 2024, to the total returns for the Russell Microcap® and the Dow Jones U.S. Select Medical Equipment Index (DJSMDQ).  The graph assumes an investment of $100 in the aforementioned equities as of December 31, 2019, and that all dividends are reinvested.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

Item 6. Reserved.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, material changes in demand, tariffs, our ability to maintain liquidity, our maintenance of patent protection, our ability to maintain favorable third party manufacturing and supplier arrangements and relationships, foreign trade risk, our ability to access the market, production costs, the impact of larger market players in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

Overview

We have been manufacturing and marketing our products since 1997.  Syringes comprised 68.5% of our sales in 2024. EasyPoint® products accounted for 27.1% of sales in 2024 and other products, including our IV safety catheter and blood collection products were 4.5% of our total product sales in 2024.

On September 13, 2024, the Office of the U.S. Trade Representative (“USTR”) revealed final adjustments to increase tariffs on certain goods imported from China under Section 301 of the Trade Act of 1974.  Among those products included were syringes and needles, at a rate of 100%.  Additionally, effective February 4th and March 4th of 2025, tariffs on Chinese imports were increased by an aggregate total of 20%.  The increase of 20% applied not only to syringes and needles, but to other products we import from China.  While we have manufacturing capabilities to manufacture most of the products we currently sell domestically, some of our products are sourced exclusively from China.  As previously noted, 83.9% of the products the Company obtained in 2024 were purchased from our manufacturers in China, most of which are impacted by the tariffs.  The adjusted tariffs were effective on September 27, 2024.  Tariffs are expected to have a material impact to our results of operations and financial position. Approximately $1.6 million was spent on tariff expenses from September - December 2024 when the tariff rate was 100% on syringes and needles imported from China.  From January 1 to March 21, 2025 under a system of increasing tariffs, we have paid a total of approximately $951,000 on tariff expenses. We are working to lessen the financial impact of the tariffs, including shifting a larger portion of manufacturing of 1mL, 3mL, and EasyPoint® needles to our domestic manufacturing facility, but while these actions would decrease tariff expenses, they have led to an annualized estimated $3.8 million increase in compensation and benefits expense as we have hired additional manufacturing personnel.

We have recently adapted some equipment to increase our domestic manufacturing capabilities. The adaptations to existing equipment will allow us to produce 0.5 mL syringes domestically.  Once operational, we will no longer rely on imports for these products, and they will no longer be affected by tariff costs.  We expect that commercial quantities will be available in the second half of 2025.

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

Recent additions of manufacturing equipment and facilities under the 2020 TIA have increased our production capacity and our overhead costs. Under the TIA and its successor agreement, until June 30, 2030 we must continue to abide by ongoing terms which include maintenance of equipment, availability of capacity, and US government preference in the event of a public health emergency.

The U.S. government orders as well as the TIA are material events particular to the COVID-19 pandemic and are not indicative of future operations.

Over the past several years, we have experienced certain cost increases in raw materials.  Those costs primarily affected our domestic manufacturing because the finished goods we purchased from China (being 83.9% of our products in 2024) were subject to a long-term fixed price contract. Sensitivity to cost fluctuations may become more pronounced as we transition away from production under such a fixed price contract. Other factors that could affect our unit costs include tariffs, supplier cost increases, increases in workforce costs associated with increased domestic production, and changing production volumes.  Increases in costs may not be recoverable through price increases of our products.

We believe domestic customers have retained products provided for vaccination purposes in inventory.  Customers have reported that demand was diminished due to their remaining syringe inventory. It is difficult to estimate how much of the remaining inventory might still remain in the market.

As detailed in Note 4 to the financial statements, we held $40.3 million in debt and equity securities as of December 31, 2024, which represented 25.1% of our total assets. During 2024, we liquidated $6 million in mutual funds for operating purposes.

Historically, unit sales have increased during the flu season. From 2020-2022, seasonal effects of the flu season on our revenues were less impactful due to the dramatic increase in sales attributable to COVID-19 vaccinations.  Seasonal trends for syringe sales may now be following pre-pandemic patterns.  Additionally, there may be more demand for EasyPoint® products during the flu season, particularly in the retail pharmacy market.  Overall demand may be affected by public sentiment and acceptance of the safety and efficacy of vaccinations.  While some products in our catalog of products are unrelated to the administration of vaccines, changes in the acceptance of vaccinations could have a material impact on our business.

A material portion of our net losses for the year ended December 31, 2024 is comprised of the approximately $8.4 million change in valuation allowance which occurred in the second quarter of 2024 on the deferred tax asset which is included as a provision for income taxes on the Condensed Statements of Operations.  The devaluation of the deferred tax asset was related to our determination that, based on current information, it was more likely than not that we wouldn’t be in a position to use loss carryforwards against future taxable net income based on a variety of factors and accounting guidelines.  The announced implementation of tariffs on imported syringes from China was one of the factors considered in this determination. Our assessment of the valuation allowance has not changed since the second quarter.

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

Included in net sales for 2024 is $189 thousand in licensing fees recorded under a sublicensing agreement with one of our Chinese manufacturers.  Under the terms of our licensing agreement with Mr. Shaw, he is entitled to receive 50% of this amount, which is recorded as royalty expense to shareholder in total cost of sales for the year.

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements. All period references are to our fiscal years ended December 31, 2024 and 2023. Dollar amounts have been rounded for ease of reading.

Comparison of Year Ended

December 31, 2024 and Year Ended December 31, 2023

Domestic sales accounted for 88.9% and 79.4% of the revenues in 2024 and 2023, respectively. Domestic revenues decreased 15.1% principally due to a decrease in the average selling price, largely due to higher sales of our EasyPoint® needles which typically have a lower average selling price combined with higher transactional and order fulfillment costs with our distributors.  Domestic unit sales decreased 4.3%.  Domestic unit sales were 87.7% of total unit sales for 2024.  International revenues decreased 59.1% predominantly due to fewer international vaccination-related sales. Overall unit sales decreased 19.1% and our overall revenues decreased by 24.2%.  There is uncertainty as to the timing of future international orders.

Cost of manufactured product remained consistent. However, the decrease in revenue did not result in a corresponding decrease in costs. This is primarily driven by a decrease in the volume of units sold, partially offset by higher period costs associated with increased domestic production activities.  Royalty expense decreased 18.8% due to the associated decrease in gross sales and decrease in royalties from sublicenses.

Tariffs are expected to materially increase our costs in future periods. Approximately $1.6 million was spent on tariff expenses from September - December 2024.  These costs are included in Cost of manufactured product.

As a result of the above, gross profit margins decreased from 20.9% in 2023 to (3.1)% in 2024.

Operating expenses decreased slightly, primarily due to a reduction in property tax expense resulting from newly enacted property tax exemption legislation related to medical device property.  This decrease was partially offset by increases in litigation costs, wages, and sales and marketing expenses.

The loss from operations was $21.1 million as compared to a loss from operations of $11.5 million in 2023.  The increased loss was due to lower gross profit for the year.

The unrealized gain on debt and equity securities was $10.8 million due to the increased market values of those securities.

The provision for income taxes was $8.4 million as compared to a benefit for income taxes of $1.9 million for 2023.  The difference is primarily related to fully reserving our deferred tax asset in the second quarter of 2024.  For a detailed description of the determination and components of calculating the provision, please refer to Note 11 of the financial statements.

A comparison of the results of operations for the years ended December 31, 2023 and December 31, 2022 is omitted from this discussion. Such comparison was included in our Annual Report on Form 10-K filed with the SEC on March 29, 2024 in Item 7 of Part II thereof.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow used by operations was $11.6 million in 2024 due to a number of factors. Aside from the various reconciling items used in determining the overall use of cash, our net loss for the year was the predominant factor.  We recognized approximately $5.9 million in other income from the TIA, offset by an increase of $8.4 million in valuation allowance related to deferred tax assets which is material to the adjustments to total cash flow from operations. Changes in working capital also impacted cash flows from operating activities.  Accounts receivable decreased by $2.0 million, inventories increased by $1.6 million, and accounts payable decreased by $488 thousand.

Cash flow from investing activities was $3.7 million in 2024 due primarily to the net sale of debt and equity securities, offset by $1.4 million for the purchase of property, plant, and equipment. The $6 million obtained as a result of the sale of securities was used to fund operating activities during the year.

Cash used by financing activities was $535 thousand for 2024. This was primarily due to repayments of long-term debt and payment of preferred stock dividends.

We have historically funded operations primarily from the proceeds from revenues, private placements, litigation settlements, and loans. We may fund operations going forward from revenues, cash reserves, and investments in trading securities should the need to access those funds arise.

The imposition of tariffs on our products will have a material effect on our operating results and liquidity.  Additional capital improvements and increases to our manufacturing workforce will also increase expenses in the near-term as a result of the tariffs and our expected increase in domestic manufacturing.  The conversion of existing equipment to produce products which have never been produced domestically is expected to cost approximately $1 million.  Those products accounted for roughly 10.5% of our overall domestic unit sales and 16.6% of our domestic syringe unit sales.  The overall impact of additional workforce needed to produce these and other products is an increase of approximately $3.8 million on an annual basis.

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

Our margins have experienced significant fluctuations over the past two years.  Most recently in 2024, our margins have faced negative pressure from numerous factors.  The tariffs enacted in 2024 have had a direct negative impact on products we import from China in 2024 and to date in 2025.  In reaction to the tariffs, we have acted to increase our domestic production and reduce, to the extent possible, our reliance on imports.  While we believe these efforts will enable us to avoid some of the impact of the tariffs, we will be forced to import the products we are unable to produce in the U.S.  The decline in units sold in 2024 has also had a negative impact on our margins.  As we work to increase our domestic production and achieve manufacturing efficiencies, we will continue to work to minimize our reliance on imported products.

Cash Requirements

We believe we will have adequate means to meet our short-term needs to fund operations for at least 12 months from the date of issuance of the financial statements. Besides cash reserves and expected income from operations, we also have access to our investments which may be liquidated in the event that we need to access the funds for operations.  Expected short-term uses of cash include payroll and benefits, royalty expense, inventory purchases, tariffs, contractual obligations, payment of income taxes, quarterly preferred stock dividends, and other operational priorities. Our year-end liabilities are detailed in our financial statements, including Notes 7 and 8 to the financial statements.  We believe we will have adequate means to meet our currently foreseeable long-term liquidity needs, although the new tariffs and our costs related to an increase in domestic manufacturing will increase our expenses materially.  For the next 1-3 years, we believe our liquidity will decline materially, but we expect that we may be able to satisfy our long-term cash requirements using a combination of cash and liquidation of our equity investments. If cash needs cannot be met using existing cash and investments, management would reduce operational costs. In the event that the foregoing is insufficient, we may liquidate certain assets.

Capital Resources

We expect to spend approximately $1 million over the next few months using existing cash reserves to convert a portion of our domestic equipment to align to our plan to produce more units at our U.S. facility. While additional equipment expenditures may be necessary in the future, this near-term equipment conversion is expected to be completed by the second quarter of 2025.

CRITICAL ACCOUNTING ESTIMATES

We are responsible for developing estimates for amounts reported as assets and liabilities, and revenues and expenses in conformity with U.S. generally accepted accounting principles (“GAAP”).  Those estimates require that we develop assumptions of future events based on past experience and expectations of economic factors.  Among the more critical estimates management makes is the estimate for customer rebates.  The amount reported as a contractual allowance for rebates involves examination of past historical trends related to our sales to distributors and the related credits issued once our distributors have satisfied their contractual obligations.  The estimate includes consideration of historical redemption rates, discount rates, a combination of estimated distributor inventories based on tracking information provided by the distributors or if known, inventory turnover rates.  The establishment of a liability for future claims of rebates against sales in the current period requires that we have an understanding of the relevant sales with respect to product categories, sales distribution channels, and the likelihood of contractual obligations being satisfied.  We examine the results of estimates against actual results historically and use the determination to further develop our basis for assumptions in future periods, as well as the accuracy of past estimates.  Based on distributors’ purchasing and claiming rebates practices, we do not expect significant changes to the current inputs and assumption used in the estimate calculations.  While we believe that we have sufficient historical data, and a firm basis for establishing reserves for contractual obligations, there is an inherent risk that our estimates and the underlying assumptions may not reflect actual future results.  In the event that these estimates and/or assumptions are incorrect, adjustments to our reserves may have a material impact on future results. As of December 31, 2024, we estimate that the total potential future credits to be issued as a result of prior purchases which have not yet been claimed is $2.1 million.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

RETRACTABLE TECHNOLOGIES, INC.

FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2024 and 2023

RETRACTABLE TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Retractable Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Retractable Technologies, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition - Rebates

As described in Note 2 to the financial statements, the Company’s estimated contractual pricing allowances for rebates at December 31, 2024 is $2.1 million. The Company recognizes revenue when it has satisfied all performance obligations to the customer. Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances. Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports, which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports. Once rebates are issued, they are applied against the customer’s receivable balance. The amount reported as a contractual allowance for rebates involves examination of historical trends related to sales to the Company’s customers and the related credits issued once contractual obligations of the customers have been met. The establishment of a contractual pricing allowance for rebates requires that the Company has an understanding of the relevant sales with respect to product categories, sales distribution channels, and the likelihood of contractual obligations being satisfied.

We identified management’s estimates of contractual pricing allowances for rebates as a critical audit matter. Auditing the estimated contractual pricing allowances at period end involved significant audit effort, as well as especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address this critical audit matter included:

●	Testing management’s process for determining the estimates of contractual pricing allowances for rebates by performing the following procedures:
o	Obtaining an understanding and evaluating the methodology used by management to develop its estimate.
o	Testing management’s analysis for clerical accuracy.
o	Testing the completeness, accuracy, and reliability of underlying data used by management in the estimate.
o	Evaluating the reasonableness of significant assumptions used by management.
●	Analytically comparing the recorded balance to a predicted balance based on historical information and trends.
●	Evaluating rebate activity occurring after the period.

/s/ Moss Adams LLP

Dallas, Texas

March 28, 2025

We have served as the Company’s auditor since 2016.

RETRACTABLE TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$4,235,388	$12,667,550
Accounts receivable, net	7,786,697	10,671,721
Investments in debt and equity securities, at fair value	40,328,308	34,621,213
Inventories	19,189,753	17,581,368
Income taxes receivable	978,851	1,155,077
Other current assets	753,062	952,668
Total current assets	73,272,059	77,649,597

Property, plant, and equipment, net	87,348,518	93,478,521
Deferred tax asset	—	8,392,030
Other assets	103,625	152,064
Total assets	$160,724,202	$179,672,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,290,588	$4,779,035
Current portion of long-term debt	332,480	303,991
Accrued compensation	1,073,357	865,105
Dividends payable	1,417,437	1,417,437
Accrued royalties to shareholder	789,358	1,376,555
Other accrued liabilities	873,254	630,571
Income taxes payable	4,442	4,802
Total current liabilities	8,780,916	9,377,496

Other long-term liabilities	63,872,553	69,773,538
Long-term debt, net of current maturities	900,042	1,233,519
Total liabilities	73,553,511	80,384,553

Commitments and contingencies – see Note 10

Stockholders’ equity:
Preferred stock, $1 par value:
Class B; authorized: 5,000,000 shares
Series II, Class B convertible; 156,200 shares outstanding at December 31, 2024 and 2023 (liquidation preference of $1,952,500)	156,200	156,200
Series III, Class B convertible; 74,245 shares outstanding at December 31, 2024 and 2023 (liquidation preference of $928,063)	74,245	74,245
Common Stock, no par value; authorized: 100,000,000 shares; 34,024,304 shares issued and 29,937,159 shares outstanding at December 31, 2024 and 2023	—	—
Additional paid-in capital	73,160,333	73,160,333
Retained earnings	26,668,591	38,785,559
Common stock in treasury – at cost (4,087,145 shares at December 31, 2024 and 2023)	(12,888,678)	(12,888,678)
Total stockholders’ equity	87,170,691	99,287,659
Total liabilities and stockholders’ equity	$160,724,202	$179,672,212

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023	2022
Sales, net	$33,049,533	$43,596,926	$94,818,938
Cost of sales:
Cost of manufactured product	31,158,190	30,894,985	60,628,548
Royalty expense to shareholder	2,919,519	3,594,130	5,937,107
Total cost of sales	34,077,709	34,489,115	66,565,655
Gross profit (loss)	(1,028,176)	9,107,811	28,253,283

Operating expenses:
Sales and marketing	5,848,164	5,706,483	4,544,052
Research and development	673,944	581,172	525,727
General and administrative	13,555,283	14,308,365	24,036,480
Total operating expenses	20,077,391	20,596,020	29,106,259
Loss from operations	(21,105,567)	(11,488,209)	(852,976)

Other income - TIA	5,900,985	6,223,891	3,832,747
Unrealized gain (loss) on debt and equity securities	10,806,320	(10,521,166)	2,343,359
Gain on sale of equity securities	—	5,574,792	—
Interest and other income	1,000,428	1,446,661	9,948
Interest expense	(122,500)	(152,166)	(170,651)
Income (loss) before income taxes	(3,520,334)	(8,916,197)	5,162,427
Provision (benefit) for income taxes	8,366,190	(1,905,161)	83,870
Net income (loss)	(11,886,524)	(7,011,036)	5,078,557
Preferred Stock dividend requirements	(230,444)	(231,946)	(232,444)
Net income (loss) applicable to common shareholders	$(12,116,968)	$(7,242,982)	$4,846,113

Basic earnings (loss) per share	$(0.40)	$(0.24)	$0.15

Diluted earnings (loss) per share	$(0.40)	$(0.24)	$0.15

Weighted average common shares outstanding:
Basic	29,937,159	29,937,159	32,896,348
Diluted	29,937,159	29,937,159	32,961,945

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series II Class B		Series III Class B		Common		Additional Paid-	Retained Earnings	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	(Accumulated Deficit)	Stock	Total

Balance as of December 31, 2021	156,200	156,200	76,245	76,245	33,484,935	—	63,024,888	41,182,429	(5,270,501)	99,169,261

Stock Option Exercises	—	—	—	—	11,200	—	13,800	—	—	13,800

Dividends	—	—	—	—	—	—	—	(232,445)	—	(232,445)

Stock Option Compensation	—	—	—	—	—	—	10,125,813	—	—	10,125,813

Repurchase of Common Stock - at cost	—	—	—	—	(3,558,976)	—	—	—	(7,618,177)	(7,618,177)

Net income	—	—	—	—	—	—	—	5,078,557	—	5,078,557

Balance as of December 31, 2022	156,200	156,200	76,245	76,245	29,937,159	—	73,164,501	46,028,541	(12,888,678)	106,536,809

Redemption	—	—	(2,000)	(2,000)	—	—	(4,168)	—	—	(6,168)

Dividends	—	—	—	—	—	—	—	(231,946)	—	(231,946)

Net loss	—	—	—	—	—	—	—	(7,011,036)	—	(7,011,036)

Balance as of December 31, 2023	156,200	156,200	74,245	74,245	29,937,159	—	73,160,333	38,785,559	(12,888,678)	99,287,659

Dividends	—	—	—	—	—	—	—	(230,444)	—	(230,444)

Net loss	—	—	—	—	—	—	—	(11,886,524)	—	(11,886,524)

Balance as of December 31, 2024	156,200	$156,200	74,245	$74,245	29,937,159	$—	$73,160,333	$26,668,591	$(12,888,678)	$87,170,691

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$(11,886,524)	$(7,011,036)	$5,078,557
Adjustments to reconcile net income (loss) to net cash from (used) operating activities:
Depreciation and amortization	7,569,946	7,527,227	4,602,961
Net unrealized (gain) loss on investments	(10,806,320)	10,521,166	(2,343,359)
Realized gain (loss) on investments	—	(5,574,792)	327,926
Accreted interest	—	9,157	60,115
Bond amortization	(1,024)	(970)	(159)
Deferred taxes	8,392,030	(1,873,367)	7,347,171
Provision for credit losses	571,682	626,940	322,991
Share-based compensation	—	—	10,125,813
Net realizable value inventory adjustment	—	175,355	—
Other income - TIA	(5,900,985)	(6,223,891)	(3,832,747)
(Increase) decrease in operating assets:
Accounts receivable	2,313,342	(6,463,542)	29,701,396
Inventories	(1,608,385)	2,927,445	(94,249)
Other current assets	199,606	313,848	(564,496)
Income taxes receivable	176,226	9,464,758	(10,619,886)
Other assets	48,439	32,460	(178,850)
Increase (decrease) in operating liabilities:
Accounts payable	(488,447)	(1,625,890)	(13,999,647)
Accrued liabilities	(136,262)	807	(4,269,163)
Income taxes payable	(360)	(58,827)	(4,896,246)
Net cash from (used) operating activities	(11,557,036)	2,766,848	16,768,128

Cash flows from investing activities
Purchase of property, plant, and equipment	(1,439,943)	(852,979)	(16,830,077)
Purchase of debt and equity securities	(899,750)	(68,481,490)	(18,135,191)
Proceeds from the sales of debt and equity securities	6,000,000	58,572,186	3,762,454
Net cash from (used) investing activities	3,660,307	(10,762,283)	(31,202,814)

Cash flows from financing activities
Repayments of long-term debt	(304,988)	(281,866)	(283,933)
Proceeds from Technology Investment Agreement (TIA)	—	2,563,229	14,235,417
Proceeds from the exercise of stock options	—	—	13,800
Payment of preferred stock repurchase payable	—	(1,101,110)	(1,101,110)
Payment of preferred stock dividends	(230,445)	(232,445)	(252,879)
Redemption of preferred stock	—	(6,168)	—
Repurchase of common stock	—	—	(7,618,177)
Net cash from (used) financing activities	(535,433)	941,640	4,993,118

Net decrease in cash and cash equivalents	(8,432,162)	(7,053,795)	(9,441,568)
Cash and cash equivalents at:
Beginning of period	12,667,550	19,721,345	29,162,913
End of period	$4,235,388	$12,667,550	$19,721,345

Supplemental schedule of cash flow information:
Interest paid	$122,500	$161,322	$110,537
Income taxes paid (received)	$—	$(9,747,329)	$12,323,857

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$57,611	$57,611	$58,111
Amounts receivable under Technology Investment Agreement (TIA)	$—	$—	$2,025,413
Redemption price payable	$6,000	$6,000	$6,000
Preferred stock repurchase payable	$—	$—	$1,091,953

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

Accounts receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  The Company’s allowance for credit losses is primarily determined by review of specific trade receivables based on historical collection rates and specific knowledge regarding the current creditworthiness of the customers.  Those accounts that are doubtful of collection are included in the allowance.  The Company considers historical experience, the current economic environment, customer credit ratings or bankruptcies, legal disputes, collections on past due amounts, pricing discrepancies, and reasonable and supportable forecasts to develop its allowance for credit losses. Management reviews these factors quarterly to determine if any adjustments are needed to the allowance. Trade receivables are charged off when there is certainty as to their being uncollectible.  Trade receivables are considered delinquent when payment has not been made within contract terms.  The allowance for credit losses was $668,124 and $890,541 as of December 31, 2024 and 2023, respectively.

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

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost being determined using actual average cost.  The Company compares the average cost to the net realizable value and records the lower value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For the years ended December 31, 2024 and 2023, respectively, the Company recorded $0 and $101 thousand lower of cost or net realizable value inventory adjustment associated with the VanishPoint® 3mL and EasyPoint® needle product segments.

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

The Company's property, plant, and equipment primarily consist of buildings, land, assembly equipment, molding machines, molds, office equipment, furniture, and fixtures. Depreciation and amortization are calculated using the straight-line method over the following useful lives:

Production equipment	3 to 13 years
Office furniture and equipment	3 to 10 years
Buildings	39 years
Building improvements	5 to 15 years

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

The following table reflects our significant customers in 2024, 2023, and 2022:

	Years Ended December 31,
	2024	2023	2022
Number of significant customers	3	4	4
Aggregate dollar amount of net sales to significant customers	$17.8 million	$25.9 million	$66.4 million
Percentage of net sales to significant customers	53.8%	61.3%	70.0%

The Company manufactures some of its products in Little Elm, Texas, as well as utilizing manufacturers in China.  The Company obtained roughly 83.9% of its products in 2024 from its Chinese manufacturers.  Purchases from Chinese manufacturers aggregated 88.4% and 91.6% of products in 2023 and 2022, respectively.  In the event that the Company becomes unable to purchase product from its Chinese manufacturers or produce those products domestically, it may need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes. Even with increased domestic production, the Company may not be able to avoid a disruption in supply.

On September 13, 2024, the Office of the U.S. Trade Representative (“USTR”) revealed final adjustments to increase tariffs on certain goods imported from China under Section 301 of the Trade Act of 1974.  Among those products included were syringes and needles, at a rate of 100%.  Additionally, effective February 4th and March 4th of 2025, tariffs on Chinese imports were increased by an aggregate total of 20%.  The increase of 20% applied not only to syringes and needles, but to other products imported from China.  Tariffs are expected to have a material impact to the Company’s results of operations and financial position.  The Company is working to lessen the financial impact of the tariffs, including shifting a larger portion of manufacturing of 1mL, 3mL, and EasyPoint® needles to its domestic manufacturing facility.

Revenue recognition

The Company recognizes revenue when control of performance obligations passes to the customer, generally when the product ships.  Payments from customers with approved credit terms are typically due 30 days from the invoice date.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports. When rebates are issued, they are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor. One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Balance Sheets and deducted from Revenues in the Statements of Operations.  Accounts payable included estimated contractual allowances for $2.1 million as of December 31, 2024 and 2023. The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  End-users do not receive any contractual allowances on their purchases.  Any product shipped or distributed for evaluation purposes is expensed.

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

On February 5, 2024, the Company initiated a voluntary recall of its EasyPoint Needle lot number K220402 which was shipped within the U.S. between July 20, 2022 and September 20, 2023. The Company shipped 477,600 units of the products into the market and is working with customers and distributors to determine how many of the units remain unused and subject to the recall. The recall is due to the possible detachment of the needle cannula from the needle holder, which could result in serious injury. The Company has advised its customers and distributors to review their inventory for the affected products, segregate and quarantine the affected products, discontinue any distribution of the affected products, inform all personnel not to use the affected products, and report and return remaining inventory to the Company. The Company submitted a Removal Report with the U.S. Food and Drug Administration and has continued to provide monthly updates.  The Company estimated that the potential expense related to the recall was approximately $116 thousand in 2023.  The recall was concluded as of December 2024.  Therefore, no amount is accrued for the recall as of December 31, 2024.  Since the initiation of the voluntary recall, all reasonable efforts have been made to remove EasyPoint Needle lot K220402 from the market in accordance with the recall strategy. We believe the recall is complete and we have requested termination of the voluntary recall from the FDA. The Medical Devices and Radiological Health Risk Mitigation and Response Branch has: confirmed our request for termination, notified us that the division is currently experiencing a severe backlog of termination requests which are being processed in the order they are received and informed us that once the termination process begins, they will follow up with us concerning any additional questions they may have.

The Company’s international distribution agreements generally do not provide for any returns.

The Company periodically recognizes revenue from licensing agreements of its intellectual property. Such licensing agreements provide the licensee with right to use the Company’s intellectual property.  The Company accounts for revenue generated under these licensing agreements in accordance with ASC 606.  A license may be perpetual or time limited in its application. The Company has concluded that its licensing agreement is distinct as the customer can benefit from the license on their own. In accordance with ASC 606, the licensing agreement is considered functional as it is without professional services, updates and technical support. The Company has determined the current licensing agreement is sales-based or usage-based as defined in ASC 606.  In accordance with ASC 606, the Company recognizes revenue from sales-based or usage-based license at the later of a) subsequent sale or usage occurrence or b) the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied).  The Company recognized $189 thousand and $778 thousand in licensing fees for years ended December 31, 2024 and 2023, respectively.  No licensing fees were recognized for the year end December 31, 2022.  If the Company licenses its products for sale and the customers of the sublicensee are not known to the Company, the Company is obligated to pay Thomas J. Shaw, the owner of certain patented technology, fifty percent (50%) of such revenue pursuant to the terms of the Technology License Agreement between the Company and Mr. Shaw.

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the year ended December 31, 2024:
		Blood
		Collection	EasyPoint®	Other	Total
Geographic Segment	Syringes	Products	Needles	Products	Revenue
U.S. sales	$19,491,747	1,259,289	8,595,794	27,315	$29,374,145
North and South America sales (excluding U.S.)	1,895,393	96	59,040	6,240	1,960,769
Other international revenue	1,242,748	166,222	293,352	12,297	1,714,619
Total	$22,629,888	$1,425,607	$8,948,186	$45,852	$33,049,533

	For the year ended December 31, 2023:
		Blood
		Collection	EasyPoint®	Other	Total
Geographic Segment	Syringes	Products	Needles	Products	Revenue
U.S. sales	$26,119,940	1,414,783	7,031,798	33,233	$34,599,754
North and South America sales (excluding U.S.)	5,858,726	—	—	226,440	6,085,166
Other international sales	2,176,674	511,788	216,944	6,600	$2,912,006
Total	$34,155,340	$1,926,571	$7,248,742	$266,273	$43,596,926

	For the year ended December 31, 2022:
		Blood
		Collection	EasyPoint®	Other	Total
Geographic Segment	Syringes	Products	Needles	Products	Revenue
U.S. sales (excluding U.S. government)	29,283,122	$2,685,785	$4,481,202	$42,166	$36,492,275
Sales to U.S. government	15,731,136	—	—	—	15,731,136
North and South America sales (excluding U.S.)	28,720,378	—	2,608	403,834	29,126,820
Other international sales	13,004,225	268,064	190,468	5,950	13,468,707
Total	86,738,861	$2,953,849	$4,674,278	$451,950	$94,818,938

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

As of December 31, 2024, Management concluded that a $9.1 million valuation allowance is needed on the net deferred tax asset.

Management concluded that a $283 thousand valuation allowance was needed for state net operating losses as of December 31, 2023 and 2022.

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

The calculation of diluted EPS under the treasury stock method included the following shares in 2024, 2023, and 2022:

	Years Ended December 31,
	2024	2023	2022
Common stock underlying issued and outstanding stock options	—	15,040	65,597
	—	15,040	65,597

Preferred stock was excluded from the calculation of diluted EPS because the effect was antidilutive.

The potential dilution, if any, is shown on the following schedule:

	Years Ended December 31,
	2024	2023	2022
Net income (loss)	$(11,886,524)	$(7,011,036)	$5,078,557
Preferred stock dividend requirements	(230,444)	(231,946)	(232,444)
Income (loss) applicable to common shareholders	$(12,116,968)	$(7,242,982)	$4,846,113
Average common shares outstanding	29,937,159	29,937,159	32,896,348
Average common and common equivalent shares outstanding — diluted	29,937,159	29,937,159	32,961,945
Basic earnings (loss) per share	$(0.40)	$(0.24)	$0.15
Diluted earnings (loss) per share	$(0.40)	$(0.24)	$0.15

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

Self-insured employee benefit costs

The Company self-insures certain health insurance benefits for its employees under certain policy limits. The Company has additional coverage provided by an insurance company for any individual with claims in excess of $100,000 and/or total plan claims in excess of $1.4 million for the plan year.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure." The amendments expand segment disclosures for public entities by requiring the disclosure of significant segment expenses regularly provided to the chief operating decision maker, along with other new and enhanced disclosures, including those for interim periods.  Under ASU 2023-07, public entities with a single reportable segment must provide all disclosures required by this standard, as well as existing segment disclosures under Topic 280, on both an interim and annual basis. The standard is effective for annual periods beginning after December 15, 2023, and for interim periods starting after December 15, 2024, with retrospective application allowed and early adoption permitted.  As of December 31, 2024, the Company has adopted ASU 2023-07. While the adoption has not affected the Company's financial statements, it has resulted in additional disclosures.

Refer to Note 18 - Segment Information for required disclosures.

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

For all other entities, it is effective for fiscal years, including interim periods within those fiscal years beginning after December 15, 2024.  Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance.  The Company adopted the ASU 2022-03 as of January 1, 2024 with no impact on the Company’s financial statements.

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

3.   INVENTORIES

Inventories consist of the following:

	December 31, 2024	December 31, 2023
Raw materials	$3,980,650	$4,349,029
Finished goods	15,209,103	13,232,339
	$19,189,753	$17,581,368

4.   FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements.  ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

●	Level 1 – quoted market prices in active markets for identical assets and liabilities
●	Level 2 – inputs other than quoted prices that are directly or indirectly observable
●	Level 3 - unobservable inputs where there is little or no market activity

The following tables summarize the values of assets designated as Investments in debt and equity securities:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Equity securities	$29,259,826	$—	$—	$29,259,826
Mutual funds	10,404,218	—	—	10,404,218
Municipal bonds	664,264	—	—	664,264
	$40,328,308	$—	$—	$40,328,308

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Equity securities	$18,282,556	$—	$—	$18,282,556
Mutual funds	15,656,757	—	—	15,656,757
Municipal bonds	681,900	—	—	681,900
	$34,621,213	$—	$—	$34,621,213

The investment assets are held as trading securities and are carried at fair value as of the date of the Balance Sheets. The Company intends to hold these assets for possible future operating requirements.

The following table summarizes gross unrealized gains and losses from Investments in debt and equity securities:

	December 31, 2024
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$24,230,746	5,029,080	—	29,259,826
Mutual funds	10,319,644	84,574	—	10,404,218
Municipal bonds	636,449	27,815	—	664,264
	$35,186,839	$5,141,469	$—	$40,328,308

	December 31, 2023
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$24,074,112	$—	$(5,791,556)	$18,282,556
Mutual funds	15,576,527	80,230	—	15,656,757
Municipal bonds	635,425	46,475	—	681,900
	$40,286,064	$126,705	$(5,791,556)	$34,621,213

Unrealized gains on investments were $10.81 million for the year ended December 31, 2024.  Unrealized losses on investments were $10.52 million for the year ended December 31, 2023.  Unrealized gains on investments were $2.34 million for the year ended December 31, 2022.

5.   PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	December 31,
	2024	2023

Land	$261,893	$261,893
Buildings and building improvements	38,280,191	37,573,316
Production equipment	88,347,336	88,237,274
Office furniture and equipment	5,267,203	5,149,298
Construction in progress	2,475,485	1,970,386
	134,632,108	133,192,167
Accumulated depreciation	(47,283,590)	(39,713,646)
	$87,348,518	$93,478,521

Depreciation expense for the years ended December 31, 2024, 2023, and 2022 was $7.6 million; $7.5 million; and $4.6 million, respectively.

6.   LICENSE AGREEMENT

In 1995, the Company entered into a license agreement with the Chief Executive Officer of the Company, Thomas J. Shaw, for the exclusive right to manufacture, market, and distribute products utilizing automated retraction technology, which agreement has been amended. This technology is the subject of various patents and patent applications owned by Mr. Shaw. The license agreement provides for quarterly payments of a 5% royalty fee on gross sales. Additionally, if the Company sublicenses the technology and the sublicensee’s customers are not known to the Company, then Mr. Shaw shall be entitled to receive from the Company fifty percent (50)% of the royalties actually paid to the Company by such sublicensee.  The royalty fee expense is recognized in the period in which it is earned.  Royalty fees of $2,919,519; $3,594,130; and $5,937,107 are included in Cost of sales for the years ended December 31, 2024, 2023, and 2022, respectively. Royalties payable under this agreement aggregated $789,358 and $1,376,555 at December 31, 2024, and 2023, respectively.  Gross sales upon which royalties are based were $57,019,782; $64,883,761; and $118,742,140 for 2024, 2023, and 2022, respectively.

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

7.   OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31, 2024	December 31, 2023
Prepayments from customers	$376,565	$201,492
Accrued professional fees	221,475	320,899
Current portion – preferred stock repurchase	6,000	6,000
Other accrued expenses	269,214	102,180
Total	$873,254	$630,571

8.   LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2024	2023
Loan from American First National Bank. Maturity date is April 10, 2028. The loan, in the original amount of $4,209,608, provided funding for the expansion of the warehouse, additional office space, and a new controlled environment. The loan is secured by the Company’s land and buildings. The interest rate is equal to prime rate plus 0.25%, not to be less than 5.0%. The interest rate was 7.75% at December 31, 2024.	$1,232,522	$1,537,510

Less: current portion	(332,480)	(303,991)
	$900,042	$1,233,519

The fair value of long-term liabilities, based on Management’s estimates, approximates their reported values.

The aggregate maturities of long-term debt as of December 31, 2024, are as follows:

2025	$332,480
2026	363,205
2027	396,770
2028	140,067
$1,232,522

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

Under the TIA, reimbursable amounts are reflected as Other long-term liabilities on the Balance Sheets until the time the deferred income can be systematically amortized over a period matching the useful life of the purchased assets.  Other long-term liabilities from the TIA were $63,872,553 and $69,773,538 at December 31, 2024 and 2023, respectively.

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

On September 26, 2024, the Company filed a lawsuit in the United States Court of International Trade against the United States of America, the Office of the United States Trade Representative, Trade Representative Katherine Tai, U.S. Customs & Border Protection, and U.S. Customs & Border Protection Acting Commissioner Troy Miller. Relief sought included preliminary injunctions on recently enacted tariffs and, ultimately, a decision that the tariffs be set aside, as well as certain costs, fees, and other relief.  The Company withdrew its complaint, and the case was dismissed effective January 8, 2025.

11.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	For the Years Ended December 31,
	2024	2023	2022
Current tax provision (benefit)
Federal	$(33,734)	$33,734	$1,448,000
State	7,893	(65,529)	(8,711,302)
Total current provision (benefit)	(25,841)	(31,795)	(7,263,302)

Deferred tax provision (benefit)
Federal	8,285,927	(1,855,875)	3,717,559
State	106,104	(17,491)	3,629,613
Total deferred tax provision (benefit)	8,392,031	(1,873,366)	7,347,172
Total income tax provision	$8,366,190	$(1,905,161)	$83,870

The Company uses the recognition and measurement provisions of the FASB ASC Topic 740, Income Taxes (“Topic 740”), to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence  should be commensurate with the extent to which it can be objectively verified. The Company reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets, to evaluate the need for a valuation allowance.  As a result of this review, as of December 31, 2024, the Company concluded that a $9.1 million valuation is needed on the net deferred tax asset.

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

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
	2024	2023
Deferred tax assets
Net operating loss carry forwards	$8,466,565	$4,654,612
Accrued expenses and reserves	647,654	782,233
Employee stock option expense	13,311	13,311
Inventories	345,926	299,276
Deferred income – TIA contract	13,495,321	14,742,111
Capital loss	269,651	188,270
Interest expense limitation	-	—
Deferred tax assets	23,238,428	20,679,814
Deferred tax liabilities
Unrealized gains/losses	(1,088,481)	1,194,734
Property, plant, and equipment	(13,046,294)	(13,199,805)
Deferred tax liabilities	(14,134,775)	(12,005,071)
Net deferred assets	9,103,653	8,674,743
Valuation allowance	(9,103,653)	(282,713)
Net deferred tax assets	$0	$8,392,030

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

A reconciliation of the federal statutory corporate tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2024	2023	2022
U.S. statutory federal tax rate	21.0	21.0%	21.0%
State tax, net of federal tax	(0.6)	0.8	1.0
Change in valuation allowance	(250.6)	—	5.5
Valuation Allowance	—	(0.2)	4
Stock options	—	—	10.8
Section 162(m); Limit on Compensation	(0.8)	(0.2)	30.9
State rate change	—	—	(75.1)
Return-to-provision and other	(6.7)	0.1	3.7
Effective tax rate	(237.7)%	21.5%	1.6%

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

A payment of $39,050 was paid within one month of each quarter’s end in 2024, 2023, and 2022 to Series II preferred shareholders.  As of the fourth quarter of 2023 and for all quarters of 2024, a payment of $18,561 was made to Series III shareholders within one month of each quarter’s end.  Series III preferred shareholders were paid a cash dividend of $39,495 in January 2022 and $19,061 within one month of each remaining quarter’s end in 2022 as well as in the first three quarters of 2023.

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

The Class B Series II and III stock had 156,200 and 74,245 shares outstanding, respectively, at December 31, 2024. The remaining 4,769,555 authorized shares have not been assigned a series.

Series II Class B Stock

There were 156,200 shares of $1 par value Series II Class B Stock outstanding at December 31, 2024 and 2023. Holders of Series II Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors.  Holders of Series II Class B Stock generally have no voting rights until dividends are in arrears and unpaid for twelve consecutive quarters.  In such case, the holders of Series II Class B Stock have the right to elect one-third of the Board of Directors of the Company.  The Company paid dividends of $156,200 in each of 2024 and 2023.  At December 31, 2024, no dividends were in arrears.

Series II Class B Stock is redeemable at the option of the Company at a price of $15.00 per share plus all unpaid dividends.  Each share of Series II Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock. No shares were converted in 2024 or 2023.  In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series II Class B Stock then outstanding are entitled to $12.50 per share, plus all unpaid dividends, prior to any distributions to holders of Series III Class B Stock or Common Stock.

Series III Class B Stock

There were 74,245 shares of $1 par value Series III Class B Stock outstanding at December 31, 2024 and 2023, respectively. Holders of Series III Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors.  The Company paid dividends of $74,245 and $76,245 in 2024 and 2023, respectively.  At December 31, 2024, no dividends were in arrears.

Series III Class B Stock is redeemable at the option of the Company at a price of $15.00 per share, plus all unpaid dividends.  Each share of Series III Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock. 2,000 shares were redeemed in 2023.  No shares were converted in 2024 or 2023. In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series III Class B Stock then outstanding are entitled to $12.50 per share, plus all unpaid dividends, after distribution obligations to Series II Class B Stock have been satisfied and prior to any distributions to holders of Common Stock.

Common stock

The Company is authorized to issue 100,000,000 shares of no par value Common Stock, of which 29,937,159 shares were outstanding at December 31, 2024 and 2023. At December 31, 2024 and 2023, 4,087,145 shares were held as treasury stock and were not deemed outstanding. Additionally, as of December 31, 2024, a total of 376,395 shares of Common Stock were issuable upon the conversion of Preferred Stock and the exercise of stock options.

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

16.  STOCK OPTIONS

Stock options

Options for the purchase of 3,649,508 shares of Common Stock have been issued under the 2008 Stock Option Plan.  Options for the purchase of 145,950 shares under the 2008 Stock Option Plan were outstanding as of December 31, 2024. No shares are available for future issuance under the 2008 Stock Option Plan, which expired July 25, 2018.

In the year ended December 31, 2021, three officers were granted options for the purchase of a total of 1,350,000 shares under the 2021 Stock Option Plan.  The options had a ten-year term and were to vest in their entirety three years from the grant date.  The fair value of the 2021 grant was $10.21 per share using the Black-Scholes option pricing model with a risk-free rate of 1.20%, an exercise price of $13.00 per share and a volatility factor of 92.66%.  All such options were terminated on December 19, 2022.  No options are currently outstanding under the 2021 Stock Option Plan, and none were granted in 2023 or 2024.  Options for the purchase of 2,000,000 shares of Common Stock are available for future issuance under the 2021 Stock Option Plan.

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

Stock option exercises

Stock options were exercised by the Company’s employees and directors during 2022, and, consequently, a total of 11,200 shares of Common Stock were issued for an aggregate payment to the Company of $13,800 to exercise such options. No stock options were exercised in 2023 or 2024.

Director, officer, and employee options

A summary of Director, officer, and employee options granted and outstanding under the 2008 Stock Option Plan is presented below:

	Years Ended December 31,
	2024		2023		2022
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of period	147,150	$2.06	147,150	$2.06	173,050	$2.06
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	(11,200)	$1.23
Forfeited	(1,200)	$2.75	—	$—	(14,700)	$2.75

Outstanding at end of period	145,950	$2.05	147,150	$2.06	147,150	$2.06

Exercisable at end of period	145,950	$2.05	147,150	$2.06	147,150	$2.06

The following table summarizes information about Director, officer, and employee options outstanding under the 2008 Stock Option Plan at December 31, 2024:

		Weighted Average
Exercise Prices	Shares Outstanding	Remaining Contractual Life	Shares Exercisable
$1.05	60,000	1.99	60,000
$2.75	85,950	1.69	85,950

Non-employee options

There were no non-director and non-employee options outstanding from 2022 - 2024.

Stock-based Compensation

No stock-based compensation expense was recorded in 2023 or 2024.

On December 19, 2022, the Company terminated all stock option awards issued under the 2021 Stock Option Plan, causing the acceleration of the recognition of future stock option expense in the amount of $5.5 million.  The Company recorded a total of $10.1 million in stock-based compensation expense in 2022.

Options Pricing Models – Assumptions

The expected life is based on the Company’s historical experience with option exercise trends.  The assumptions for expected volatility are based on a calculation of volatility over the five years preceding the grant date.  Risk-free interest rates are set using grant-date U.S. Treasury yield curves. In its calculations, the Company assumed no dividends. The Company elected a policy to account for forfeitures as they occur, rather than on an estimated basis.

17.  401(k) PLAN

The Company implemented an employee savings and retirement plan (the “401(k) Plan”) in 2005 that is intended to be a tax-qualified plan covering substantially all employees.  The 401(k) Plan is available to all employees on the first day of the month after 90 days of service. Under the terms of the 401(k) Plan, employees may elect to contribute up to 88% of their compensation, or the statutory prescribed limit, if less.  The Company may, at its discretion, match employee contributions.  For 2022-2024, the Company matched each participant’s elective deferrals up to 2% of the participant’s compensation for the pay period. The total match was $239,569; $240,635; and $241,398 in 2024, 2023, and 2022, respectively.

18.  BUSINESS SEGMENT

The Company operates in a single reportable segment, referred to as safety medical syringes and other safety medical devices. The business is managed by the chief executive officer who is the Chief Operating Decision Maker (CODM). The CODM evaluates segment performance based on operating income (loss) for purposes of allocating resources and evaluating financial performance.  The accounting policies of our single reportable segment are the same as those for the Company as a whole.

The following are summaries of the Company’s sales and long-lived assets by geography:

	2024	2023	2022
U.S. sales	$29,374,145	$34,599,754	$36,492,275
Sales to U.S. government	—	—	15,731,136
North and South America sales (excluding U.S.)	1,960,769	6,085,166	29,126,820
Other international sales	1,714,619	2,912,006	13,468,707
Total sales	$33,049,533	$43,596,926	$94,818,938

	December 31, 2024	December 31, 2023
Long-lived assets
U.S.	$83,373,876	$89,237,030
International	3,974,642	4,241,491
Total	$87,348,518	$93,478,521

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (the “SEC”) rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective, as discussed below.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The term internal control over financial reporting means a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, Management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of Management and Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements. Management used the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting as required by paragraph (c) of Rule 13a-15 under the Exchange Act. Based on that evaluation, Management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in internal controls as of December 31, 2024:

●	The Company did not maintain the risk assessment and control activities components of the COSO framework. These material weaknesses gave rise to the following control deficiency, which was also determined to be a material weakness.
●	The Company did not design and maintain effective controls to timely document and evaluate revenue contract terms and the related revenue recognition accounting conclusions when entering into significant revenue contracts.

Limitations on Effectiveness of Controls

Our Management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Remediation of the Material Weaknesses in Internal Control over Financial Reporting

In light of the material weaknesses in internal control over financial reporting, Management intends to enhance our review and analysis of contractual modifications with our customers, utilizing senior members of our accounting team, including the CFO, to identify and properly classify revenue transactions and their impact on our financial statements.  Management believes that such enhancements to our review and analysis procedures will prevent errors from occurring, or that potential errors will be discovered and remediated in a timely manner.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2024 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

No director or officer adopted or terminated a trading arrangement in the fourth quarter of 2024 of the type described by Item 408 of Regulation S-K.  As previously reported, on August 22, 2024, Thomas J. Shaw, President, Chairman, and Chief Executive Officer, adopted a written plan for the purchase of Retractable Technologies, Inc. common stock intended to satisfy the affirmative defense conditions of Rule 10b5–1(c).  In accordance with the plan, trading began November 20, 2024 and may continue through November 19, 2025 if not earlier terminated.  During this period, the plan instructs a broker-dealer to purchase common stock for an aggregate purchase price of up to $800,000 within certain price parameters.  Mr. Shaw’s purchases pursuant to this plan are reported on forms filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information in the sections “Proposal – The Election of Three Class 1 Directors” and “Corporate Governance” in the 2025 proxy statement is incorporated herein by reference.

Item 11. Executive Compensation.

The information in the section “Compensation” in the 2025 proxy statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the section “Security Ownership” in the 2025 proxy statement is incorporated herein by reference. See also Item 5 of Part II of this Annual Report for Equity Compensation Plan Information.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the section “Corporate Governance” in the 2025 proxy statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information in the section “Accounting Matters” in the 2025 proxy statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1)  All financial statements: See Retractable Technologies, Inc. Index to Financial Statements on Page F-2.

(2)  Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below. Schedule II-Schedule of Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023, and 2022:

	Balance at			Balance at
	beginning of			end of
	period	Additions	Deductions	period
Provision for Credit Losses
Fiscal year ended 2022	$352,217	$322,991	$—	$675,208
Fiscal year ended 2023	$675,208	$626,940	$411,607	$890,541
Fiscal year ended 2024	$890,541	$571,682	$794,099	$668,124

Deferred Tax Valuation
Fiscal year ended 2022	$—	$282,713	$—	$282,713
Fiscal year ended 2023	$282,713	$—	$—	$282,713
Fiscal year ended 2024	$282,713	$8,820,940	$—	$9,103,653

	Balance at			Balance at
	beginning of			end of
	period	Additions	Deductions	period
Provision for Rebates		(A)	(B)	(C)
Fiscal year ended 2022	$6,638,115	$22,978,339	$26,356,187	$3,260,267
Fiscal year ended 2023	$3,260,267	$20,346,600	$21,410,496	$2,196,371
Fiscal year ended 2024	$2,196,371	$21,100,390	$21,184,317	$2,112,444
(A)	Represents estimated rebates deducted from gross revenues.
(B)	Represents rebates credited to the distributor and charge offs against the allowance.
(C)	Includes $2,112,444; $2,196,371; and $2,950,155 in Accounts payable for 2024, 2023, and 2022, respectively.

(3)   Exhibits:

The following exhibits are filed herewith or incorporated herein by reference to exhibits previously filed with the SEC.

(b)      Exhibits

Exhibit No.	Description of Document
3(i)	Restated Certificate of Formation with Certificates of Designation, Preferences, Rights and Limitations of Class B Preferred Stock (all Series)(1)

3(ii)	Fourth Amended and Restated Bylaws of RTI(2)

Exhibit No.	Description of Document

4(i)	Restated Certificate of Formation with Certificates of Designation, Preferences, Rights and Limitations of Class B Preferred Stock (all Series) (3)

4(vi)	Description of Securities(4)

10.1	Employment Agreement between RTI and Thomas J. Shaw dated as of January 1, 2008(5)

10.2	Technology License Agreement between Thomas J. Shaw and RTI dated the 23rd day of June, 1995(6)

10.3	First Amendment to Technology License Agreement between Thomas J. Shaw and RTI dated the 3rd day of July, 2008(7)

10.4	Second Amendment to Technology License Agreement between Thomas J. Shaw and Retractable Technologies, Inc. dated as of the 7th day of September, 2012(8)

10.5	Third Amendment to Technology License Agreement between Thomas J. Shaw and Retractable Technologies, Inc. dated as of the 16th day of November, 2021(9)

10.6	Retractable Technologies, Inc. First Amended 2008 Stock Option Plan(10)

10.7	Voting Agreement Between Thomas J. Shaw and Suzanne August dated November 8, 2006 (11)

10.8	Technology Investment Agreement between RTI and U.S. Department of Defense dated July 1, 2020(12)

10.9	2021 Stock Option Plan(13)

14	Retractable Technologies, Inc. Code of Business Conduct and Ethics(14)

19	Retractable Technologies, Inc. Code of Business Conduct and Ethics(15)

31.1	Certification of Principal Executive Officer(16)

31.2	Certification of Principal Financial Officer(17)

32	Section 1350 Certifications(18)

97	Restated Clawback Policy(19)

101

The following materials from this report, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2024 and 2023, (ii) the Statements of Operations for the years ended December 31, 2024, 2023, and 2022, (iii) the Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023, and 2022, (iv) the Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022, and (v) Notes to Financial Statements.(20)

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

(12)Incorporated herein by reference to RTI’s Form 10-Q filed on November 16, 2020

(13)Incorporated herein by reference to RTI’s Schedule 14A filed March 31, 2021

(14)Incorporated herein by reference to RTI’s Form 8-K filed on August 17, 2020

(15)Incorporated herein by reference to RTI’s Form 8-K filed on August 17, 2020

(16)Filed herewith

(17)Filed herewith

(18)Filed herewith

(19)Incorporated herein by reference to RTI’s Form 10-K filed on March 29, 2024

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

March 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John W. Fort III
JOHN W. FORT III
VICE PRESIDENT, CHIEF FINANCIAL OFFICER, PRINCIPAL ACCOUNTING OFFICER, TREASURER, AND DIRECTOR

March 28, 2025

/s/ Amy Mack
AMY MACK
DIRECTOR

March 28, 2025

/s/ Marco Laterza
MARCO LATERZA
DIRECTOR

March 28, 2025

/s/ Walter O. Bigby, Jr.
WALTER O. BIGBY, JR.
DIRECTOR

March 28, 2025

/s/ Darren E. Findley
DARREN E. FINDLEY
DIRECTOR

March 28, 2025