Form 10-Q
period 2025-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2025-05-15
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,937,159 shares of Common Stock outstanding, excluding 4,087,145 treasury shares, on May 1, 2025.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2025

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,382,915	$4,235,388
Accounts receivable, net	5,359,098	7,786,697
Investments in debt and equity securities, at fair value	32,322,786	40,328,308
Inventories	21,182,745	19,189,753
Income taxes receivable	694,904	978,851
Other current assets	719,928	753,062
Total current assets	63,662,376	73,272,059

Property, plant, and equipment, net	85,552,625	87,348,518
Other assets	92,448	103,625
Total assets	$149,307,449	$160,724,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,723,664	$4,290,588
Current portion of long-term debt	343,216	332,480
Accrued compensation	918,104	1,073,357
Dividends payable	1,417,437	1,417,437
Accrued royalties to shareholder	706,421	789,358
Other accrued liabilities	1,387,304	873,254
Income taxes payable	1,815	4,442
Total current liabilities	9,497,961	8,780,916

Other long-term liabilities	62,389,734	63,872,553
Long-term debt, net of current maturities	807,390	900,042
Total liabilities	72,695,085	73,553,511

Commitments and contingencies – see Note 10

Stockholders’ equity:
Preferred stock, $1 par value:
Class B; authorized: 5,000,000 shares
Series II, Class B	156,200	156,200
Series III, Class B	74,245	74,245
Common Stock, no par value	—	—
Additional paid-in capital	73,160,333	73,160,333
Retained earnings	16,110,264	26,668,591
Common stock in treasury – at cost	(12,888,678)	(12,888,678)
Total stockholders’ equity	76,612,364	87,170,691
Total liabilities and stockholders’ equity	$149,307,449	$160,724,202

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months
	March 31, 2025	March 31, 2024
Sales, net	$8,295,173	$7,599,363
Cost of sales:
Cost of manufactured product	7,590,663	5,049,046
Royalty expense to shareholder	706,421	649,388
Total cost of sales	8,297,084	5,698,434
Gross profit (loss)	(1,911)	1,900,929

Operating expenses:
Sales and marketing	1,601,808	1,434,742
Research and development	191,192	142,262
General and administrative	2,881,841	3,310,062
Total operating expenses	4,674,841	4,887,066
Loss from operations	(4,676,752)	(2,986,137)

Other income - TIA	1,482,819	1,484,620
Unrealized gain (loss) on debt and equity securities	(7,156,513)	1,732,649
Interest and other income	158,946	317,321
Interest expense	(23,455)	(33,483)
Income (loss) before income taxes	(10,214,955)	514,970
Provision for income taxes	285,761	85,586
Net income (loss)	(10,500,716)	429,384
Preferred Stock dividend requirements	(57,611)	(57,611)
Net income (loss) applicable to common shareholders	$(10,558,327)	$371,773

Basic earnings (loss) per share	$(0.35)	$0.01

Diluted earnings (loss) per share	$(0.35)	$0.01

Weighted average common shares outstanding:
Basic	29,937,159	29,937,159
Diluted	29,937,159	29,945,353

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities
Net income (loss)	$(10,500,716)	$429,384
Adjustments to reconcile net income (loss) to net cash from (used) operating activities:
Depreciation and amortization	1,882,927	1,889,467
Net unrealized (gain) loss on investments	7,156,513	(1,732,649)
Bond amortization	(264)	(251)
Deferred taxes	—	83,891
Net realizable value inventory adjustment	—	1,845
Other income - TIA	(1,482,819)	(1,484,620)
(Increase) decrease in operating assets:
Accounts receivable	2,427,599	3,247,092
Inventories	(1,992,992)	(1,909,296)
Other current assets	33,134	(51,550)
Income taxes receivable	283,947	—
Other assets	11,177	14,904
Increase (decrease) in operating liabilities:
Accounts payable	433,076	(2,184,723)
Accrued liabilities	275,860	(322,754)
Income taxes payable	(2,627)	(3,147)
Net cash used in operating activities	(1,475,185)	(2,022,407)

Cash flows from investing activities
Purchase of property, plant, and equipment	(87,034)	(226,396)
Purchase of debt and equity securities	(150,727)	(276,326)
Proceeds from the sales of debt and equity securities	1,000,000	—
Net cash from (used in) investing activities	762,239	(502,722)

Cash flows from financing activities
Repayments of long-term debt	(81,916)	(73,648)
Payment of preferred stock dividends	(57,611)	(57,611)
Net cash used in financing activities	(139,527)	(131,259)

Net decrease in cash and cash equivalents	(852,473)	(2,656,388)
Cash and cash equivalents at:
Beginning of period	4,235,388	12,667,550
End of period	$3,382,915	$10,011,162

Supplemental schedule of cash flow information:
Interest paid	$81,917	$33,483

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$57,611	$57,611
Redemption price payable	$—	$6,000

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

The following shows the changes in stockholders’ equity for the three-month period ended March 31, 2025:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2024	$—	$156,200	$74,245	$73,160,333	$26,668,591	$(12,888,678)	$87,170,691
Dividends	—	—	—	—	(57,611)	—	(57,611)
Net loss	—	—	—	—	(10,500,716)	—	(10,500,716)
Balance at March 31, 2025	$—	$156,200	$74,245	$73,160,333	$16,110,264	$(12,888,678)	$76,612,364

The following shows the changes in stockholders’ equity for the three-month period ended March 31, 2024:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2023	$—	$156,200	$74,245	$73,160,333	$38,785,559	$(12,888,678)	$99,287,659
Dividends	—	—	—	—	(57,611)	—	(57,611)
Net income	—	—	—	—	429,384	—	429,384
Balance at March 31, 2024	$—	$156,200	$74,245	$73,160,333	$39,157,332	$(12,888,678)	$99,659,432

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

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of Management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.  The unaudited condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements incorporated into its Form 10-K filed on March 28, 2025 for the year ended December 31, 2024.

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

Accounts receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  The Company’s allowance for credit losses is primarily determined by review of specific trade receivables based on historical collection rates and specific knowledge regarding the current creditworthiness of the customers.  Those accounts that are doubtful of collection are included in the allowance.  The Company considers historical experience, the current economic environment, customer credit ratings or bankruptcies, legal disputes, collections on past due amounts, pricing discrepancies, and reasonable and supportable forecasts to develop its allowance for credit losses. Management reviews these factors quarterly to determine if any adjustments are needed to the allowance. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. The allowance for credit losses was $646 thousand and $668 thousand as of March 31, 2025 and December 31, 2024, respectively.

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

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost being determined using actual average cost.  The Company compares the average cost to the net realizable value and records the lower value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company recorded no lower of cost or net realizable value inventory adjustment associated with the VanishPoint® 3mL and EasyPoint® needle product segments as of March 31, 2025 and December 31, 2024.

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

The following table reflects our significant customers for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024
Number of significant customers	3		2
Aggregate dollar amount of net sales to significant customers	$4.9	million	$3.4	million
Percentage of net sales to significant customers	58.6%		44.3%

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China.  The Company obtained 62.7% of its products in the first three months of 2025 from its Chinese manufacturers.  Purchases from Chinese manufacturers aggregated 90.4% of products in the first quarter of 2024.  In the event that the Company becomes unable to purchase product from its Chinese manufacturers or produce those products domestically, the Company may need to find an alternate manufacturer for its blood collection set, IV catheter, Patient

Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes.  Even with increased domestic production, the Company may not be able to avoid a disruption in supply.

On September 13, 2024, the Office of the U.S. Trade Representative (“USTR”) revealed final adjustments to increase tariffs on certain goods imported from China under Section 301 of the Trade Act of 1974.  Among those products included were syringes and needles, at a rate of 100%.  In April 2025, an additional imposition of tariffs at a rate of 145% went into effect on products imported from China.  The April 2025 tariff rate applies to the Company’s non-syringe and non-needle products, and is in addition to the 100% tariffs on syringes and needles.  On May 12, 2025 and effective on May 14, 2025, the tariff rate has been reduced to 30% as a baseline to replace the 145% rate announced in April.  As a result, Management of the Company believes the tariff rate on needles and syringes imported from China will be 130% and the remaining products the Company imports will be 30%.  This most recent change will be part of a 90-day agreement while the U.S. and China work to solidify a broader deal on tariffs and trade policy.  Tariffs are expected to have a material impact to the Company’s results of operations and financial position.  The Company is working to lessen the financial impact of the tariffs, including shifting a larger portion of manufacturing of 1mL, 3mL, and EasyPoint® needles to its domestic manufacturing facility.

Revenue recognition

The Company recognizes revenue when control of performance obligations passes to the customer, generally when the product ships.  Payments from customers with approved credit terms are typically due 30 days from the invoice date.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  When rebates are issued, they are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company.  If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company.  The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Condensed Balance Sheets and deducted from Revenues in the Condensed Statements of Operations.  Accounts payable included estimated contractual allowances for $1.7 million and $2.1 million as of March 31, 2025 and December 31, 2024, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  End-users do not receive any contractual allowances on their purchases.  Any product shipped or distributed for evaluation purposes is expensed.

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

The Company periodically recognizes revenue from licensing agreements of its intellectual property. Such licensing agreements provide the licensee with right to use the Company’s intellectual property.  The Company accounts for revenue generated under these licensing agreements in accordance with ASC 606.  A license may be perpetual or time limited in its application. The Company has concluded that its licensing agreement is distinct as the customer can benefit from the license on their own. In accordance with ASC 606, the licensing agreement is considered functional as it is without professional services, updates and technical support.  The Company has determined the current licensing agreement is sales-based or usage-based as defined in ASC 606.  In accordance with ASC 606, the Company recognizes revenue from sales-based or usage-based license at the later of a) subsequent sale or usage occurrence or b) the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied). The Company did not recognize any licensing fees for the three months ended March 31, 2025, compared to $99 thousand recognized for the three months ended March 31, 2024. If the Company licenses its products for sale and the customers of the sublicensee are not known to the Company, the Company is obligated to pay Thomas J. Shaw, the owner of certain patented technology, fifty percent (50%) of such revenue pursuant to the terms of the Technology License Agreement between the Company and Mr. Shaw.

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the three months ended March 31, 2025:
		Blood
		Collection	EasyPoint®	Other	Total
Geographic Segment	Syringes	Products	Needles	Products	Revenue
U.S. sales	$6,138,274	343,833	942,518	7,684	$7,432,309
North and South America sales (excluding U.S.)	553,500	—	—	—	553,500
Other international sales	268,364	—	41,000	—	309,364
Total	$6,960,138	$343,833	$983,518	$7,684	$8,295,173

	For the three months ended March 31, 2024:
		Blood
		Collection	EasyPoint®	Other	Total
Geographic Segment	Syringes	Products	Needles	Products	Revenue
U.S. sales	$5,653,309	367,609	612,871	7,379	$6,641,168
North and South America sales (excluding U.S.)	154,537	96	—	—	154,633
Other international sales	572,478	143,460	87,024	600	$803,562
Total	$6,380,324	$511,165	$699,895	$7,979	$7,599,363

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

The Company provides for deferred income taxes through utilizing an asset and liability approach for financial accounting and reporting based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such differences reverse in future periods.  Deferred tax assets are periodically reviewed for realizability.  As of March 31, 2025, and December 31, 2024, the Company recorded valuation allowances of $11.3 million and $9.1 million, respectively, against its net deferred tax asset.

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

The calculation of diluted EPS under the treasury stock method included the following shares in the three month periods ending March 31, 2025 and 2024:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Common stock underlying issued and outstanding stock options	—	8,194
Common stock issuable upon the conversion of convertible preferred shares	—	—
	—	8,194

The potential dilution, if any, is shown on the following schedule:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Net income (loss)	$(10,500,716)	$429,384
Preferred stock dividend requirements	(57,611)	(57,611)
Income (loss) applicable to common shareholders	$(10,558,327)	$371,773
Average common shares outstanding	29,937,159	29,937,159
Average common and common equivalent shares outstanding — diluted	29,937,159	29,945,353
Basic earnings (loss) per share	$(0.35)	$0.01
Diluted earnings (loss) per share	$(0.35)	$0.01

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

Self-insured employee benefit costs

The Company self-insures certain health insurance benefits for its employees under certain policy limits.  The Company has additional coverage provided by an insurance company for any individual with claims in excess of $110,000 and/or total plan claims in excess of $1.4 million for the plan year.

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

Recently Adopted Pronouncements

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure." The amendments expand segment disclosures for public entities by requiring the disclosure of significant segment expenses regularly provided to the chief operating decision maker, along with other new and enhanced disclosures, including those for interim periods.  Under ASU 2023-07, public entities with a single reportable segment must provide all disclosures required by this standard, as well as existing segment disclosures under Topic 280, on both an interim and annual basis. The standard is effective for annual periods beginning after December 15, 2023, and for interim periods starting after December 15, 2024, with retrospective application allowed and early adoption permitted.  As of December 31, 2024, the Company has adopted ASU 2023-07. While the adoption has not affected the Company's financial statements, it has resulted in additional disclosures.  Refer to Note 9 – Business Segment for required disclosures.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements — Amendments to Remove References to the Concepts Statements”, which amends the Codification to remove references to various concepts statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas.   ASU 2024-02 is effective for public business entities for fiscal periods beginning after December 15, 2024.  For all other entities, it is effective for fiscal years, including interim periods within those fiscal years beginning after December 15, 2025.  Early adoption is permitted for all entities for any fiscal year or interim period for which financial statements have not yet been issued or made available for issuance.   The Company adopted ASU 2024-02 as of January 1, 2025 with no impact on the Company’s financial statements.

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

3.    INVENTORIES

Inventories consist of the following:

	March 31, 2025	December 31, 2024
Raw materials	$4,220,659	$3,980,650
Finished goods	16,962,086	15,209,103
	$21,182,745	$19,189,753

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements.  ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

●	Level 1 – quoted market prices in active markets for identical assets and liabilities

●	Level 2 – inputs other than quoted prices that are directly or indirectly observable

●	Level 3 – unobservable inputs where there is little or no market activity

The following tables summarize the values of assets designated as Investments in debt and equity securities:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Equity securities	$22,174,133	$—	$—	$22,174,133
Mutual funds	9,497,357	—	—	9,497,357
Municipal bonds	651,296	—	—	651,296
	$32,322,786	$—	$—	$32,322,786

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Equity securities	$29,259,826	$—	$—	$29,259,826
Mutual funds	10,404,218	—	—	10,404,218
Municipal bonds	664,264	—	—	664,264
	$40,328,308	$—	$—	$40,328,308

The investment assets are held as trading securities and are carried at fair value as of the date of the Condensed Balance Sheets. The Company intends to hold these assets for possible future operating requirements. The following table summarizes gross unrealized gains and losses from Investments in debt and equity securities:

	March 31, 2025
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$24,270,517	—	(2,096,384)	22,174,133
Mutual funds	9,430,600	66,757	—	9,497,357
Municipal bonds	636,712	14,584	—	651,296
	$34,337,829	$81,341	$(2,096,384)	$32,322,786

	December 31, 2024
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$24,230,746	$5,029,080	$—	$29,259,826
Mutual funds	10,319,644	84,574	—	10,404,218
Municipal bonds	636,449	27,815	—	664,264
	$35,186,839	$5,141,469	$—	$40,328,308

Unrealized gains (losses) on investments in debt and equity securities were $(7.2) million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively.

5.    INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was  (2.8)% and 16.6% for the three months ended March 31, 2025 and 2024, respectively.

A reconciliation of the federal statutory corporate tax rate to the Company’s effective tax rate is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
U.S. statutory federal tax rate	21.0%	21.0%
State tax, net of federal tax	(2.1)%	0.8%
Change in valuation allowance	(21.5)%	0.0%
Section 162(m); Limit on Compensation	(0.2)%	1.8%
Return-to-provision and other	—%	(7.0)%
Effective tax rate	(2.8)%	16.6%

The Company uses the recognition and measurement provisions of the FASB ASC Topic 740, Income Taxes (“Topic 740”), to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. The Company reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets, to evaluate the need for a valuation allowance.  As a result of this review, as of March 31, 2025, the Company concluded that a $11.3 million valuation is needed on the net deferred tax asset. As of December 31, 2024, the Company recorded a valuation allowance of $9.1 million against its net deferred tax asset.

The effective tax rate for the three months ended March 31, 2025 was different from the federal statutory rate due primarily to the increase of the valuation allowance on the Company’s deferred tax asset.

6.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2025	December 31, 2024
Prepayments from customers	$1,053,770	$376,565
Accrued professional fees	162,296	221,475
Current portion – preferred stock repurchase	6,000	6,000
Other accrued expenses	165,238	269,214
Total	$1,387,304	$873,254

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

Under the TIA, reimbursable amounts are reflected as Other long-term liabilities on the Balance Sheets until the time the deferred income can be systematically amortized over a period matching the useful life of the purchased assets.  Other long-term liabilities from the TIA were $62,389,734 and $68,288,918 at March 31, 2025 and 2024, respectively.

8.    COMMITMENTS AND CONTINGENCIES

On November 7, 2019, the Company filed a lawsuit in the 44th District Court of Dallas County, Texas (No. DC-19-17946) against Locke Lord, LLP and Roy Hardin in connection with their legal representation of the Company in its previous litigation against Becton, Dickinson and Company ("BD"). The Company alleged that the defendants breached their fiduciary duties, committed malpractice, and were negligent in their representation of the Company. The Company seeks actual and exemplary damages, disgorgement, costs, and interest.  On September 2, 2022, the Company filed a Second Amended Petition alleging legal malpractice and negligence.  On February 20, 2024, the Defendants filed another Motion for Summary Judgment on the Company’s remaining claim of legal malpractice. A hearing on that Motion for Summary Judgment was held on April 18, 2024 and an order denying Defendants’ Motion was signed May 10, 2024.  The case is not currently set for trial.

9.    BUSINESS SEGMENT

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

The following are summaries of the Company’s sales and long-lived assets by geography:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
U.S. sales	$7,432,309	$6,641,168
North and South America sales (excluding U.S.)	553,500	154,633
Other international sales	309,364	803,562
Total sales	$8,295,173	$7,599,363

Long-lived assets by geography are as follows:

	March 31, 2025	December 31, 2024
Long-lived assets
U.S.	$81,657,137	$83,373,876
International	3,895,488	3,974,642
Total	$85,552,625	$87,348,518

10.  DIVIDENDS

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

For the first quarter of 2025 and all quarters of 2024, a payment of $39,050 was made to Series II shareholders within one month of each quarter’s end.  For the first quarter of 2025 and all quarters of 2024, a payment of $18,561 was made to Series III shareholders within one month of each quarter’s end.

11.  TREASURY STOCK

Treasury share purchases are accounted for under the cost method and are included as a component of treasury stock in the Company’s balance sheets.

Of the 100 million authorized shares of Common Stock, 34,024,304 shares were issued and 29,937,159 shares outstanding as of both December 31, 2024 and March 31, 2025.

12.  SUBSEQUENT EVENTS

In April 2025, the Company reduced its workforce by approximately 7%.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others: tariffs; material changes in demand; our ability to maintain liquidity; our maintenance of patent protection; our ability to maintain favorable third party manufacturing and supplier arrangements and relationships; foreign trade risk; our ability to access the market; production costs; the impact of larger market players in providing devices to the safety market; and any other factors referenced in Item 1A. Risk Factors in Part II. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997. Syringes comprised 83.9% of our sales in the first three months of 2025.  EasyPoint® products accounted for 11.9% and other products, including our IV safety catheter and blood collection products, were 4.2% of our sales in the first three months of 2025.

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

On September 13, 2024, the Office of the U.S. Trade Representative (“USTR”) revealed final adjustments to increase tariffs on certain goods imported from China under Section 301 of the Trade Act of 1974.  Among those products included were syringes and needles, at a rate of 100%.   In April 2025, an additional imposition of tariffs at a rate of 145% went into effect on products imported from China.  The April 2025 tariff rate applies to our non-syringe and non-needle products, and is in addition to the 100% tariffs on syringes and needles.  On May 12, 2025 and effective on May 14, 2025, the tariff rate has been reduced to 30% as a baseline to replace the 145% rate announced in April.  As a result, we believe the tariff rate on needles and syringes imported from China will be 130% and the remaining products we import will be 30%.  This most recent change will be part of a 90-day agreement while the U.S. and China work to solidify a broader deal on tariffs and trade policy.  While we have manufacturing capabilities to manufacture most of the products we currently sell domestically, some of our products are sourced exclusively from China.  62.7% and 90.4% of the products we obtained in the first quarter of 2025 and 2024, respectively, were purchased from our manufacturers in China, most of which are now impacted by the tariffs.  Tariffs are expected to have a material impact to our results of operations and financial position. Approximately $3.1 million was spent on tariff expenses from September 2024 to May 1, 2025, and of this amount $1.5 million was expended in the first quarter of 2025.  We are working to lessen the financial impact of the tariffs, including shifting a larger portion of manufacturing of 1mL, 3mL, and EasyPoint® needles to our domestic manufacturing facility, but while these actions would decrease tariff expenses, they have led to an annualized estimated $3.8 million increase in compensation and benefits expense as we have hired additional manufacturing personnel.

In connection with allocating more resources to domestic manufacturing, in April 2025, we reduced our workforce (predominantly employees engaged in general and administrative functions) by approximately 7%. The reduction is expected to save an estimated $1.6 million in annual wages and benefits, or approximately 7.8% of total estimated workforce costs. The expected savings is offset by one-time separation payments of approximately $300 thousand to the affected workers.

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

Over the past several years, we have experienced certain cost increases in raw materials.  Those costs primarily affected our domestic manufacturing because the finished goods we purchased from China were subject to a long-term fixed price contract.  Sensitivity to cost fluctuations are likely to become more pronounced as we transition away from production under such a fixed price contract.  Other factors that could affect our unit costs include tariffs, supplier cost increases, increases in workforce costs associated with increased domestic production, and changing production volumes.  Increases in costs may not be recoverable through price increases of our products.

We believe domestic customers have retained products provided for vaccination purposes in inventory.  Customers have reported that demand was diminished due to their remaining syringe inventory.  It is difficult to estimate how much of the remaining inventory might still remain in the market.

As detailed in Note 4 to the financial statements, we held $32.3 million in debt and equity securities as of March 31, 2025, which represented 21.6% of our total assets.

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

A material portion of our net losses for the three months ended March 31, 2025 is comprised of approximately $7.2 million in unrealized loss in debt and equity securities on the Condensed Statements of Operations.

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

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements. All period references are to periods ended March 31, 2025 or 2024, as applicable. Dollar amounts have been rounded for ease of reading.

Comparison of Three Months Ended March 31, 2025 and March 31, 2024

Domestic sales accounted for 89.6% and 87.4% of total revenues for the three months ended March 31, 2025 and 2024, respectively. Domestic revenues increased 11.9%, while domestic unit sales increased 17.2%. Domestic unit sales represented 84.9% of total unit sales for the three months ended March 31, 2025. The increase in unit sales did not translate into a proportional increase in domestic revenues, primarily due to a decrease in average selling price, which was largely impacted by higher transaction costs associated with distributor agreements.

International revenues for the three months ended March 31, 2025 remained consistent compared to the same period in 2024. However, average selling price per unit declined relative to the first quarter of 2024, primarily due to a shift in product mix. International sales for the three months ended March 31, 2024 included a higher proportion of premium-priced Blood Collection Sets and Easy Point Needles, which typically yield higher average selling price.  There remains uncertainty regarding the timing of future international orders.

Overall, units sales increased 18.9%.

Cost of manufactured product increased 50.3% principally due to an increase in tariffs and additional period costs related to increased domestic production activities.  Royalty expense increased 8.8% primarily due to the increase in gross sales, slightly offset by a decrease in royalties received from sublicenses.

Tariffs are expected to continue to materially increase our costs in future periods. Approximately $1.5 million was spent on tariff expenses in the first quarter of 2025.  These costs are included in Cost of manufactured product.

Operating expenses decreased 4.3%.  The decrease was primarily driven by lower legal and litigation fees, as well as a reduction in outside accounting fees.

The loss from operations was $4.7 million compared to a loss of approximately $3 million for the same period last year.  The increased loss was due to lower gross profit for the current period.

The unrealized loss on debt and equity securities was $7.2 million due to the decreased market values of those securities.

The provision for income taxes was $286 thousand as compared to a provision for income taxes of $86 thousand for the same period in 2024.  The difference is primarily related to fully reserving our deferred tax asset in the second quarter of 2024.

Discussion of Balance Sheet and Cash Flow Items

Cash flow used by operations was $1.5 million in the first quarter of 2025 due to a number of factors.  Aside from the various reconciling items used in determining the overall use of cash, our net loss for the period was the predominant factor.  We recognized approximately $1.5 million in other income from the TIA, offset by $7.2 million in unrealized loss in debt and equity securities which is material to the adjustments to total cash flow from operations.  Changes in working capital also impacted cash flows from operating activities.  Accounts receivable decreased by $2.5 million, inventories increased nearly $2.0 million, and accounts payable increased by $433 thousand.

Cash flow from investing activities was $762 thousand for the first quarter of 2025, primarily reflecting $1.0 million in proceeds from the sale of debt and equity securities, partially offset by purchases of property, plant, and equipment and additional investments in debt and equity securities.  The $1 million obtained as a result of the sale of securities was used to fund operating activities during the first quarter of 2025.

Cash used by financing activities was $140 thousand for the first quarter of 2025. This was primarily due to repayments of long-term debt and payment of preferred stock dividends.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded operations primarily from the proceeds from revenues, private placements, litigation settlements, and loans. We may fund operations going forward from revenues, cash reserves, and investments in trading securities should the need to access those funds arise.

The imposition of tariffs on our products will have a material effect on our operating results and liquidity.  Additional capital improvements and increases to our manufacturing workforce will also increase expenses in the near-term as a result of the tariffs and our expected increase in domestic manufacturing.  The conversion of existing equipment plus the purchase of additional molds to produce products which have never been produced domestically is expected to cost approximately $1 million, some of which has already been expended.  Those products accounted for roughly 15.9% of our overall domestic unit sales and 19.2% of our domestic syringe unit sales.  The overall impact of additional workforce needed to produce these and other products is an increase of approximately $3.8 million on an annual basis.

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

Our margins have experienced significant fluctuations over the past two years.  Most recently, our margins have faced negative pressure from numerous factors.  The tariffs enacted in 2024-2025 have had a direct negative impact on products we import from China to date.  In reaction to the tariffs, we have acted to increase our domestic production and reduce, to the extent possible, our reliance on imports.  While we believe these efforts will enable us to avoid some of the impact of the tariffs, we will be forced to import the products we are unable to produce in the U.S.  As we work to increase our domestic production and achieve manufacturing efficiencies, we will continue to work to minimize our reliance on imported products.

Cash Requirements

We believe we will have adequate means to meet our short-term needs to fund operations for at least 12 months from the date of issuance of the financial statements. Besides cash reserves and expected income from operations, we also have access to our investments which may be liquidated in the event that we need to access the funds for operations.  Expected short-term uses of cash include payroll and benefits, royalty expense, inventory purchases, tariffs, contractual obligations, payment of income taxes, quarterly preferred stock dividends, and other operational priorities.  Our liabilities are our bank debt as set forth as Long-term debt on our Condensed Balance Sheets and other liabilities detailed herein in Note 6 to the financial statements.  We believe we will have adequate means to meet our currently foreseeable long-term liquidity needs although the new tariffs and our costs related to an increase in domestic manufacturing will increase our expenses materially.  For the next 1-3 years, we believe our liquidity will decline materially, but we expect that we may be able to satisfy our long-term cash requirements using a combination of cash and liquidation of our equity investments. If cash needs cannot be met using existing cash and investments, management would further reduce operational costs.  In the event that the foregoing is insufficient, we may liquidate certain assets.

Capital Resources

To produce more units at our U.S. facility, we expect to spend approximately $1 million to purchase molds and convert domestic equipment, some of which has already been expended. While additional equipment expenditures may be necessary in the future, these near-term equipment expenditures are expected to be completed in the second quarter of 2025.

CRITICAL ACCOUNTING ESTIMATES

We are responsible for developing estimates for amounts reported as assets and liabilities, and revenues and expenses in conformity with U.S. generally accepted accounting principles (“GAAP”).  Those estimates require that we develop assumptions of future events based on past experience and expectations of economic factors.  Among the more critical estimates management makes is the estimate for customer rebates.  The amount reported as a contractual allowance for rebates involves examination of past historical trends related to our sales to distributors and the related credits issued once our distributors have satisfied their contractual obligations.  The estimate includes consideration of historical redemption rates, discount rates, a combination of estimated distributor inventories based on tracking information provided by the distributors or if known, inventory turnover rates.  The establishment of a liability for future claims of rebates against sales in the current period requires that we have an understanding of the relevant sales with respect to product categories, sales distribution channels, and the likelihood of contractual obligations being satisfied.  We examine the results of estimates against actual results historically and use the determination to further develop our basis for assumptions in future periods, as well as the accuracy of past estimates.  Based on distributors’ purchasing and claiming rebates practices, we do not expect significant changes to the current inputs and assumption used in the estimate calculations.  While we believe that we have sufficient historical data, and a firm basis for establishing reserves for contractual obligations, there is an inherent risk that our estimates and the underlying assumptions may not reflect actual future results.  In the event that these estimates and/or assumptions are incorrect, adjustments to our reserves may have a material impact on future results. As of March 31, 2025, we estimate that the total potential future credits to be issued as a result of prior purchases which have not yet been claimed is $1.7 million.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based upon this evaluation, the CEO and CFO concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective as of March 31, 2025.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2024, Management identified the following material weaknesses in internal controls as:

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

Management has determined that the foregoing weaknesses in internal controls have not been sufficiently remedied.   We are unable, at this time, to estimate how long it will take to compete the remediation of our material weaknesses, and our efforts may not be successful.

In light of the material weaknesses in internal control over financial reporting, Management intends to further enhance our review and analysis of contractual modifications with our customers, utilizing senior members of our accounting team, including the CFO, to identify and properly classify revenue transactions and their impact on our financial statements.  Management believes that such enhancements to our review and analysis procedures will prevent errors from occurring, or that potential errors will be discovered and remediated in a timely manner.

Changes in Internal Control Over Financial Reporting

Since material weaknesses were reported as of December 31, 2024, work has begun to improve our review and analysis of contractual modifications with customers to work towards identifying and properly classifying revenue transactions and their impact on our financial statements.  As stated above, Management intends to engage in further enhanced reviews to fully remediate the continuing internal control weaknesses.  Other than these steps to attempt to remediate the previously-reported weakness in internal control over financial reporting, there have been no other changes during the first quarter of 2025 or subsequent to March 31, 2025 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Please refer to Note 8 to the financial statements for a complete description of all legal proceedings.

Item 1A.    Risk Factors.

There were no material changes in our Risk Factors as set forth in our most recent annual report which is available on EDGAR.

Item 5.    Other Information.

No director or officer adopted or terminated a trading arrangement in the first quarter of 2025 of the type described by Item 408 of Regulation S-K.  As previously reported, on August 22, 2024, Thomas J. Shaw, President, Chairman, and Chief Executive Officer, adopted a written plan for the purchase of Retractable Technologies, Inc. common stock intended to satisfy the affirmative defense conditions of Rule 10b5–1(c).  In accordance with the plan, trading began November 20, 2024 and may continue through November 19, 2025 if not earlier terminated.  During this period, the plan instructs a broker-dealer to purchase common stock for an aggregate purchase price of up to $800,000 within certain price parameters.  Mr. Shaw’s purchases pursuant to this plan are reported on forms filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Item 6.    Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the period ended March 31, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Condensed Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) Condensed Statements of Cash Flows for the three  months ended March 31, 2025 and 2024, (iv) Condensed Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2025 and 2024; and (v) Notes to Condensed Financial Statements

104	Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2025	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ John W. Fort III
JOHN W. FORT III VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER