Form 10-Q
period 2025-06-30
RETRACTABLE TECHNOLOGIES INC
filed 2025-08-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,937,159 shares of Common Stock outstanding, excluding 4,087,145 treasury shares, on August 1, 2025.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2025

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,044,986	$4,235,388
Accounts receivable, net	8,085,890	7,786,697
Investments in debt and equity securities, at fair value	30,009,302	40,328,308
Inventories	20,449,860	19,189,753
Income taxes receivable	662,429	978,851
Other current assets	744,351	753,062
Total current assets	62,996,818	73,272,059

Property, plant, and equipment, net	84,012,319	87,348,518
Other assets	81,269	103,625
Total assets	$147,090,406	$160,724,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,060,355	$4,290,588
Current portion of long-term debt	349,962	332,480
Accrued compensation	1,029,652	1,073,357
Dividends payable	1,417,437	1,417,437
Accrued royalties to shareholder	831,209	789,358
Other accrued liabilities	1,294,852	873,254
Income taxes payable	3,628	4,442
Total current liabilities	8,987,095	8,780,916

Other long-term liabilities	60,918,499	63,872,553
Long-term debt, net of current maturities	717,530	900,042
Total liabilities	70,623,124	73,553,511

Commitments and contingencies – see Note 8

Stockholders’ equity:
Preferred stock, $1 par value:
Class B; authorized: 5,000,000 shares
Series II, Class B	156,200	156,200
Series III, Class B	74,245	74,245
Common Stock, no par value	—	—
Additional paid-in capital	73,160,333	73,160,333
Retained earnings	15,965,182	26,668,591
Common stock in treasury – at cost	(12,888,678)	(12,888,678)
Total stockholders’ equity	76,467,282	87,170,691
Total liabilities and stockholders’ equity	$147,090,406	$160,724,202

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Sales, net	$10,445,733	$6,029,364	$18,740,906	$13,628,727
Cost of sales:
Cost of manufactured product	9,721,614	5,853,085	17,312,277	10,902,131
Royalty expense to shareholder	831,209	596,203	1,537,630	1,245,591
Total cost of sales	10,552,823	6,449,288	18,849,907	12,147,722
Gross profit (loss)	(107,090)	(419,924)	(109,001)	1,481,005

Operating expenses:
Sales and marketing	1,661,743	1,474,600	3,263,551	2,909,342
Research and development	160,049	199,093	351,241	341,355
General and administrative	3,201,955	3,669,189	6,083,798	6,979,251
Total operating expenses	5,023,747	5,342,882	9,698,590	10,229,948
Loss from operations	(5,130,837)	(5,762,806)	(9,807,591)	(8,748,943)

Other income - TIA	1,471,235	1,475,075	2,954,054	2,959,695
Unrealized gain (loss) on debt and equity securities	1,555,676	(1,779,814)	(5,600,837)	(47,165)
Litigation proceeds	1,900,000	—	1,900,000	—
Interest and other income	140,526	244,518	299,472	561,839
Interest expense	(22,257)	(31,817)	(45,710)	(65,300)
Loss before income taxes	(85,657)	(5,854,844)	(10,300,612)	(5,339,874)
Provision for income taxes	1,814	8,309,796	287,575	8,395,382
Net loss	(87,471)	(14,164,640)	(10,588,187)	(13,735,256)
Preferred Stock dividend requirements	(57,611)	(57,611)	(115,222)	(115,222)
Net loss applicable to common shareholders	$(145,082)	$(14,222,251)	$(10,703,409)	$(13,850,478)

Basic loss per share	$(0.00)	$(0.48)	$(0.36)	$(0.46)

Diluted loss per share	$(0.00)	$(0.48)	$(0.36)	$(0.46)

Weighted average common shares outstanding:
Basic	29,937,159	29,937,159	29,937,159	29,937,159
Diluted	29,937,159	29,937,159	29,937,159	29,937,159

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities
Net loss	$(10,588,187)	$(13,735,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,755,483	3,776,694
Net unrealized loss on investments	5,600,837	47,165
Bond amortization	(531)	(505)
Deferred taxes	—	8,392,031
Provision for credit losses	88,872	427,487
Net realizable value inventory adjustment	616,740	1,872
Other income - TIA	(2,954,054)	(2,959,695)
(Increase) decrease in operating assets:
Accounts receivable	(388,065)	5,554,005
Inventories	(1,876,847)	(4,438,769)
Other current assets	8,711	75,333
Income taxes receivable	316,422	76,960
Other assets	22,356	26,082
Increase (decrease) in operating liabilities:
Accounts payable	(230,233)	(1,664,967)
Accrued liabilities	419,744	(302,198)
Income taxes payable	(814)	(1,491)
Net cash used in operating activities	(5,209,566)	(4,725,252)

Cash flows from investing activities
Purchase of property, plant, and equipment	(419,284)	(348,100)
Purchase of debt and equity securities	(281,300)	(476,946)
Proceeds from the sales of debt and equity securities	5,000,000	—
Net cash from (used in) investing activities	4,299,416	(825,046)

Cash flows from financing activities
Repayments of long-term debt	(165,030)	(148,963)
Payment of preferred stock dividends	(115,222)	(115,222)
Net cash used in financing activities	(280,252)	(264,185)

Net decrease in cash and cash equivalents	(1,190,402)	(5,814,483)
Cash and cash equivalents at:
Beginning of period	4,235,388	12,667,550
End of period	$3,044,986	$6,853,067

Supplemental schedule of cash flow information:
Interest paid	$45,764	$65,300
Income taxes paid	$7,381	—

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$57,611	$57,611

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

The following shows the changes in stockholders’ equity for the three-month period ended June 30, 2025:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at March 31, 2025	$—	$156,200	$74,245	$73,160,333	$16,110,264	$(12,888,678)	$76,612,364
Dividends	—	—	—	—	(57,611)	—	(57,611)
Net loss	—	—	—	—	(87,471)	—	(87,471)
Balance at June 30, 2025	$—	$156,200	$74,245	$73,160,333	$15,965,182	$(12,888,678)	$76,467,282

The following shows the changes in stockholders’ equity for the three-month period ended June 30, 2024:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at March 31, 2024	$—	$156,200	$74,245	$73,160,333	$39,157,332	$(12,888,678)	$99,659,432
Dividends	—	—	—	—	(57,611)	—	(57,611)
Net loss	—	—	—	—	(14,164,640)	—	(14,164,640)
Balance at June 30, 2024	$—	$156,200	$74,245	$73,160,333	$24,935,081	$(12,888,678)	$85,437,181

The following shows the changes in stockholders’ equity for the six-month period ended June 30, 2025:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2024	$—	$156,200	$74,245	$73,160,333	$26,668,591	$(12,888,678)	$87,170,691
Dividends	—	—	—	—	(115,222)	—	(115,222)
Net loss	—	—	—	—	(10,588,187)	—	(10,588,187)
Balance at June 30, 2025	$—	$156,200	$74,245	$73,160,333	$15,965,182	$(12,888,678)	76,467,282

The following shows the changes in stockholders’ equity for the six-month period ended June 30, 2024:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2023	$—	$156,200	$74,245	$73,160,333	$38,785,559	$(12,888,678)	$99,287,659
Dividends	—	—	—	—	(115,222)	—	(115,222)
Net loss	—	—	—	—	(13,735,256)	—	(13,735,256)
Balance at June 30, 2024	$—	$156,200	$74,245	$73,160,333	$24,935,081	$(12,888,678)	$85,437,181

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

Accounts receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  The Company’s allowance for credit losses is primarily determined by review of specific trade receivables based on historical collection rates and specific knowledge regarding the current creditworthiness of the customers.  Those accounts that are doubtful of collection are included in the allowance.  The Company considers historical experience, the current economic environment, customer credit ratings or bankruptcies, legal disputes, collections on past due amounts, pricing discrepancies, and reasonable and supportable forecasts to develop its allowance for credit losses. Management reviews these factors quarterly to determine if any adjustments are needed to the allowance. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. The allowance for credit losses was $575 thousand and $668 thousand as of June 30, 2025 and December 31, 2024, respectively.

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

Inventories

Inventories are valued at the lower of cost or net realizable value, with cost being determined using actual average cost.  The Company compares the average cost to the net realizable value and records the lower value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company recorded no lower of cost or net realizable value inventory adjustment associated with the VanishPoint® 3mL and EasyPoint® needle product segments as of June 30, 2025 and December 31, 2024.

Management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time to sell such inventory, the shelf life of inventory, and current market conditions when determining excess or obsolete inventories. Once inventory items are deemed to be either excess or obsolete, they are written down to their net realizable value.  For the three and six months ended June 30, 2025, the Company recorded inventory write-downs of approximately $601 thousand and $617 thousand, respectively. For the comparable periods in 2024, inventory write-downs were not material. These write-downs were primarily related to certain product lots approaching their expiration dates.

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

The following table reflects our significant customers for the three-month and six-month periods ended June 30, 2025 and 2024:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
Number of significant customers	3		4		3		3
Aggregate dollar amount of net sales to significant customers	$6.0	million	$3.8	million	$10.3	million	$7.3	million
Percentage of net sales to significant customers	57.2%		63.0%		55.0%		53.6%

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China.  The Company obtained 62% and 91% of its products in the first six months of 2025 and 2024, respectively, from its Chinese manufacturers.  Purchases from Chinese manufacturers aggregated 62% and 92% of products in the second quarter of 2025 and 2024, respectively.  In the event that the Company becomes unable to purchase product from its Chinese manufacturers or produce those products domestically, the Company may need to find an alternate manufacturer for its blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes.  Even with increased domestic production, the Company may not be able to avoid a disruption in supply.

On September 13, 2024, the Office of the U.S. Trade Representative (“USTR”) revealed final adjustments to increase tariffs on certain goods imported from China under Section 301 of the Trade Act of 1974.  Among those products included were syringes and needles, at a rate of 100%.  In April 2025, an additional imposition of tariffs at a rate of 145% went into effect on products imported from China.  The April 2025 tariff rate applies to the Company’s non-syringe and non-needle products, and is in addition to the 100% tariffs on syringes and needles.  On May 12, 2025 and effective on May 14, 2025, the tariff rate has been reduced to 30% as a baseline to replace the 145% rate announced in April.  The announcement was part of a 90-day agreement while the U.S. and China negotiated a broader deal on trade and tariffs.  As a result, and until a final trade deal has been announced, Management believes the tariff rate on needles and syringes imported from China will be 130% and the remaining products the Company imports will be 30%.  As foreign trade policy continues to evolve and as new trade deals are being negotiated, uncertainty as to future tariff rates and affected products remains.  Tariffs are expected to have a continuing material impact to the Company’s results of operations and financial position.  The Company is working to lessen the financial impact of the tariffs through strategic ordering of products from its Chinese suppliers and shifting a larger portion of manufacturing of 1mL, 3mL, and EasyPoint® needles to its domestic manufacturing facility.

Revenue recognition

The Company recognizes revenue when control of performance obligations passes to the customer, generally when the product ships.  Payments from customers with approved credit terms are typically due 30 days from the invoice date.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  When rebates are issued, they are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company.  If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company.  The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Condensed Balance Sheets and deducted from Revenues in the Condensed Statements of Operations.  Accounts payable included estimated contractual allowances for $2.0 million and $2.1 million as of June 30, 2025 and December 31, 2024, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  End-users do not receive any contractual allowances on their purchases.  Any product shipped or distributed for evaluation purposes is expensed.

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

The Company periodically recognizes revenue from licensing agreements of its intellectual property. Such licensing agreements provide the licensee with right to use the Company’s intellectual property.  The Company accounts for revenue generated under these licensing agreements in accordance with ASC 606.  A license may be perpetual or time limited in its application. The Company has concluded that its licensing agreement is distinct as the customer can benefit from the license on their own. In accordance with ASC 606, the licensing agreement is considered functional as it is without professional services, updates and technical support.  The Company has determined the current licensing agreement is sales-based or usage-based as defined in ASC 606.  In accordance with ASC 606, the Company recognizes revenue from sales-based or usage-based license at the later of a) subsequent sale or usage occurrence or b) the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied). The Company did not recognize any licensing fees for the three and six months ended June 30, 2025, compared to $90 thousand and $189 thousand recognized for the three and six months ended June 30, 2024. If the Company licenses its products for sale and the customers of the sublicensee are not known to the Company, the Company is obligated to pay Thomas J. Shaw, the owner of certain patented technology, fifty percent (50%) of such revenue pursuant to the terms of the Technology License Agreement between the Company and Mr. Shaw.

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the three months ended June 30, 2025:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$4,859,995	294,829	3,325,272	9,581	8,489,677
North and South America sales (excluding U.S.)	973,020	—	772,416	—	1,745,436
Other international sales	95,514	7,948	97,608	9,550	210,620
Total	$5,928,529	$302,777	$4,195,296	$19,131	$10,445,733

	For the three months ended June 30, 2024:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$4,631,773	333,389	42,561	5,848	$5,013,571
North and South America sales (excluding U.S.)	601,000	—	59,040	6,240	666,280
Other international sales	256,133	400	87,680	5,300	349,513
Total	$5,488,906	$333,789	$189,281	$17,388	$6,029,364

	For the six months ended June 30, 2025:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$10,998,270	638,662	4,267,790	17,265	15,921,987
North and South America sales (excluding U.S.)	1,526,520	—	772,416	—	2,298,936
Other international sales	363,878	7,947	138,608	9,550	519,983
Total	$12,888,668	$646,609	$5,178,814	$26,815	$18,740,906

	For the six months ended June 30, 2024:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$10,185,082	700,998	755,432	13,226	$11,654,738
North and South America sales (excluding U.S.)	755,537	96	59,040	6,240	820,913
Other international sales	828,612	143,860	174,704	5,900	1,153,076
Total	$11,769,231	$844,954	$989,176	$25,366	$13,628,727

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

The Company provides for deferred income taxes through utilizing an asset and liability approach for financial accounting and reporting based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such differences reverse in future periods.  Deferred tax assets are periodically reviewed for realizability.  As of June 30, 2025, and December 31, 2024, the Company recorded valuation allowances of $11.3 million and $9.1 million, respectively, against its net deferred tax asset.

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

The potential dilution, if any, is shown on the following schedule:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Common stock underlying issued and outstanding stock options	—	1,524	—	5,007
Common stock issuable upon the conversion of convertible preferred shares	—	—	—	—
	—	1,524	—	5,007

The calculation of diluted EPS under the treasury stock method included the following shares in the three and six month periods ending June 30, 2025 and 2024:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net loss	$(87,471)	$(14,164,640)	$(10,588,187)	$(13,735,256)
Preferred stock dividend requirements	(57,611)	(57,611)	(115,222)	(115,222)
Loss applicable to common shareholders	$(145,082)	$(14,222,251)	$(10,703,409)	$(13,850,478)
Average common shares outstanding	29,937,159	29,937,159	29,937,159	29,937,159
Average common and common equivalent shares outstanding — diluted	29,937,159	29,937,159	29,937,159	29,937,159
Basic loss per share	$(0.00)	$(0.48)	$(0.36)	$(0.46)
Diluted loss per share	$(0.00)	$(0.48)	$(0.36)	$(0.46)

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

3.    INVENTORIES

Inventories consist of the following:

	June 30, 2025	December 31, 2024
Raw materials	$3,887,907	$3,980,650
Finished goods	16,561,953	15,209,103
	$20,449,860	$19,189,753

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements.  ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

●	Level 1 – quoted market prices in active markets for identical assets and liabilities

●	Level 2 – inputs other than quoted prices that are directly or indirectly observable

●	Level 3 – unobservable inputs where there is little or no market activity

The following tables summarize the values of assets designated as Investments in debt and equity securities:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Equity securities	$23,799,692	$—	$—	$23,799,692
Mutual funds	5,568,505	—	—	5,568,505
Municipal bonds	641,105	—	—	641,105
	$30,009,302	$—	$—	$30,009,302

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Equity securities	$29,259,826	$—	$—	$29,259,826
Mutual funds	10,404,218	—	—	10,404,218
Municipal bonds	664,264	—	—	664,264
	$40,328,308	$—	$—	$40,328,308

The investment assets are held as trading securities and are carried at fair value as of the date of the Condensed Balance Sheets. The Company intends to hold these assets for possible future operating requirements. The following table summarizes gross unrealized gains and losses from Investments in debt and equity securities:

	June 30, 2025
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$24,310,505	—	(510,813)	23,799,692
Mutual funds	5,521,185	47,320	—	5,568,505
Municipal bonds	636,980	4,125	—	641,105
	$30,468,670	$51,445	$(510,813)	$30,009,302

	December 31, 2024
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$24,230,746	$5,029,080	$—	$29,259,826
Mutual funds	10,319,644	84,574	—	10,404,218
Municipal bonds	636,449	27,815	—	664,264
	$35,186,839	$5,141,469	$—	$40,328,308

Unrealized losses on investments in debt and equity securities were $5.6 million and $47 thousand for the six months ended June 30, 2025 and 2024, respectively.

5.    INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was (2.1)% and (141.5)% for the three months ended June 30, 2025 and 2024, respectively.  The Company’s effective tax rate on the net loss before income taxes was (2.8)% and (157.2)% for the six months ended June 30, 2025 and 2024, respectively.

A reconciliation of the federal statutory corporate tax rate to the Company’s effective tax rate is as follows:

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
U.S. statutory federal tax rate	21.0%	21.0%
State tax, net of federal tax	(2.1)%	(0.1)%
Change in valuation allowance	(21.3)%	(177.6)%
Section 162(m); Limit on Compensation	(0.2)%	(0.2)%
Other	(0.2)%	(0.1)%
Return-to-provision and other	—%	(0.2)%
Effective tax rate	(2.8)%	(157.2)%

The Company uses the recognition and measurement provisions of the FASB ASC Topic 740, Income Taxes (“Topic 740”), to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. The Company reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets, to evaluate the need for a valuation allowance.  As a result of this review, as of June 30, 2025, the Company concluded that a $11.3 million valuation is needed on the net deferred tax asset. As of December 31, 2024, the Company recorded a valuation allowance of $9.1 million against its net deferred tax asset.

The effective tax rate for the three and six months ended June 30, 2025 was different from the federal statutory rate due primarily to the increase of the valuation allowance on the Company’s deferred tax asset.

6.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2025	December 31, 2024
Prepayments from customers	$750,186	$376,565
Accrued professional fees	188,717	221,475
Current portion – preferred stock repurchase	6,000	6,000
Other accrued expenses	349,949	269,214
Total	$1,294,852	$873,254

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

Under the TIA, reimbursable amounts are reflected as Other long-term liabilities on the Balance Sheets until the time the deferred income can be systematically amortized over a period matching the useful life of the purchased assets.  Other long-term liabilities from the TIA were $60,918,499 and $63,872,553 at June 30, 2025 and December 31, 2024, respectively.

8.    COMMITMENTS AND CONTINGENCIES

On May19, 2025, the Company entered into a Settlement Agreement resolving all claims and causes of action in Cause No. DC-19-17946, Retractable Technologies, Inc. v. Locke Lord LLP, et al., in the 44th District Court of Dallas County, Texas (the "Lawsuit"). The Lawsuit had alleged various claims in connection with legal representation of the Company in its previous litigation against Becton, Dickinson and Company. Neither the Company nor the defendants admitted liability or damages. Under the Settlement Agreement, the Company received $1.9 million, dismissed all claims and causes of actions against the defendants with prejudice, and exchanged mutual releases with the defendants.

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

The following are summaries of the Company’s sales and long-lived assets by geography:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
U.S. sales	$8,489,677	$5,013,571	$15,921,987	$11,654,738
North and South America sales (excluding U.S.)	1,745,436	666,280	2,298,936	820,913
Other international sales	210,620	349,513	519,983	1,153,076
Total sales	$10,445,733	$6,029,364	$18,740,906	$13,628,727

Long-lived assets by geography are as follows:

	June 30, 2025	December 31, 2024
Long-lived assets
U.S.	$80,195,985	$83,373,876
International	3,816,334	3,974,642
Total	$84,012,319	$87,348,518

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

For the first two quarters of 2025 and all quarters of 2024, a payment of $39,050 was made to Series II shareholders within one month of each quarter’s end.  For the first two quarters of 2025 and all quarters of 2024, a payment of $18,561 was made to Series III shareholders within one month of each quarter’s end.

11.  TREASURY STOCK

Treasury share purchases are accounted for under the cost method and are included as a component of treasury stock in the Company’s balance sheets.

Of the 100 million authorized shares of Common Stock, 29,937,159 shares were outstanding and 34,024,304 shares were issued as of both June 30, 2025 and December 31, 2024.

12.  SUBSEQUENT EVENTS

On July 23, 2025, the Company announced a reduction of its manufacturing and manufacturing support staff.  The move is intended to reduce employee wage and benefit costs as the Company continues to ramp up its domestic production.

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997. Syringes comprised 68.8% of our sales in the first six months of 2025.  EasyPoint® products accounted for 27.6% and other products, including our IV safety catheter and blood collection products, were 3.6% of our sales in the first six months of 2025.  The significant increase in unit sales of our EasyPoint® needle products for the first six months of 2025 positively affected our overall net revenues, but the lower selling price attributable to the products resulted in a reduction of the total average selling price for the periods presented.

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

On September 13, 2024, the Office of the U.S. Trade Representative (“USTR”) revealed final adjustments to increase tariffs on certain goods imported from China under Section 301 of the Trade Act of 1974.  Among those products included were syringes and needles, at a rate of 100%.  In April 2025, an additional imposition of tariffs at a rate of 145% went into effect on products imported from China.  The April 2025 tariff rate applies to our non-syringe and non-needle products, and is in addition to the 100% tariffs on syringes and needles.  On May 12, 2025 and effective on May 14, 2025, the tariff rate has been reduced to 30% as a baseline to replace the 145% rate announced in April.  The announcement was part of a 90-day agreement while the U.S. and China negotiated a broader deal on trade and tariffs.  As a result, and until a final trade deal has been announced, Management believes the tariff rate on needles and syringes imported from China will be 130% and the remaining products we import will be 30%.  As foreign trade policy continues to evolve and as new trade deals are being negotiated, uncertainty as to future tariff rates and affected products remains.  Tariffs are expected to have a continuing material impact to our results of operations and financial position.

While we have manufacturing capabilities to manufacture most of the products we currently sell domestically, some of our products are sourced exclusively from China.  62% and 91% of the products we obtained in the six months of 2025 and 2024, respectively, were purchased from our manufacturers in China, most of which are now impacted by the tariffs.  Tariffs are expected to have a material impact to our results of operations and financial position. Approximately $2.1 million was spent on tariff expenses in the first six months of 2025.  We are working to lessen the financial impact of the tariffs, including shifting a larger portion of manufacturing of 1mL, 3mL, and EasyPoint® needles to our domestic manufacturing facility.  This shift would decrease tariff expenses but would lead to an increase in our manufacturing workforce costs as we hire new employees.  The cost of increasing our manufacturing workforce was estimated to be approximately $3.8 million annually in combined wages and employee benefits.  In connection with allocating more resources to domestic manufacturing, in April 2025, we reduced our workforce (predominantly employees engaged in general and administrative functions) by approximately 7%. The reduction is expected to save an estimated $1.6 million in annual wages and benefits, or approximately 7.8% of total estimated workforce costs. The expected savings was offset by one-time separation payments of approximately $300 thousand to the affected workers.

Subsequent to June 30th, we reduced our manufacturing and manufacturing support workforce by approximately $1.6 million on an annualized basis.  The reduction comes as we intend to reduce our labor costs as we improve manufacturing.

We have recently adapted some equipment to increase our domestic manufacturing capabilities. The adaptations to existing equipment will allow us to produce 0.5 mL syringes domestically.  Once operational, we will no longer rely on imports for these products.  We expect that commercial quantities will be available in the second half of 2025.

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

We believe domestic customers retained products provided for vaccination purposes in inventory.  Customers have reported that demand was diminished due to their remaining syringe inventory.  It is difficult to estimate how much, if any, of the remaining inventory might still remain in the market.

As detailed in Note 4 to the financial statements, we held $30.0 million in debt and equity securities as of June 30, 2025, which represented 20.4% of our total assets.

Historically, unit sales have increased during the flu season.  From 2020-2022, seasonal effects of the flu season on our revenues were less impactful due to the dramatic increase in sales attributable to COVID-19 vaccinations.  Seasonal trends for syringe sales may now be following pre-pandemic patterns.  Additionally, there may be more demand for EasyPoint® products during the flu season, particularly in the retail pharmacy market.  Purchases from our retail pharmacy customers may differ from purchasing patterns of general line distributors.  Second quarter EasyPoint® sales volumes increased primarily for this reason.

Overall demand may be affected by public sentiment and acceptance of the safety and efficacy of vaccinations.  While some products in our catalog of products are unrelated to the administration of vaccines, changes in the acceptance of vaccinations could have a material impact on our business.

A material portion of our net loss for the six months ended June 30, 2025 is comprised of approximately $5.6 million in unrealized loss in debt and equity securities on the Condensed Statements of Operations.

As detailed in Note 8 to the financial statements, we received a settlement payment of $1.9 million in May 2025.

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

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements. All period references are to periods ended June 30, 2025 or 2024, as applicable. Dollar amounts have been rounded for ease of reading.

Comparison of Three Months Ended June 30, 2025 and June 30, 2024

Domestic sales accounted for 81.3% and 83.2% of total revenues for the three months ended June 30, 2025 and 2024, respectively. Domestic revenues increased 69.3%, while domestic unit sales increased 81.8%. Domestic unit sales represented 68.9% of total unit sales for the three months ended June 30, 2025.  The increase in unit sales did not translate into a proportional increase in domestic revenues, primarily due to a decrease in average selling price.  The average selling price was impacted by product mix and higher transaction fees associated with distributor agreements.  The average selling price reduction was significantly impacted by the increase in EasyPoint® needle sales in relation to all products sold.

International revenues for the three months ended June 30, 2025 increased 92.6% compared to the same period in 2024.  However, average selling price per unit declined relative to the second quarter of 2024, primarily due to a shift in product mix.  International sales for the three months ended June 30, 2025 included Easy Point Needles sold at a discount to certain international customers which reduced the overall average selling price.  There remains uncertainty regarding the timing of future international orders.

Overall, units sales increased 109.2%.

Cost of manufactured product increased 66.1% principally due to an increase in tariffs, additional period costs related to increased domestic production activities, and inventory write-downs related to certain product lots approaching their expiration dates.  Royalty expense increased 39.4% primarily due to the increase in gross sales, slightly offset by a decrease in royalties payable to a shareholder under a sublicensing agreement.

Tariffs are expected to continue to materially increase our costs in future periods. Approximately $561 thousand was spent on tariff expenses in the second quarter of 2025.  These costs are included in Cost of manufactured product.

Operating expenses decreased 6% primarily due to a decrease in bad debt expense in the second quarter of 2025 as compared to the second quarter of 2024.

The loss from operations was $5.1 million compared to a loss of approximately $5.8 million for the same period last year.  The decreased loss was due to a decrease in bad debt expense.

The unrealized gain on debt and equity securities was $1.6 million due to the increased market values of those securities.

As detailed in Note 8 to the financial statements, we received a settlement payment of $1.9 million in May 2025.

The provision for income taxes was $1.8 thousand as compared to a provision for income taxes of $8.3 million for the same period in 2024.  The difference is primarily related to fully reserving our deferred tax asset in the second quarter of 2024.

Comparison of Six Months Ended June 30, 2025 and June 30, 2024

Domestic sales accounted for 85% and 85.5% of total revenues for the six months ended June 30, 2025 and 2024, respectively. Domestic revenues increased 36.6%, while domestic unit sales increased 47.1%. Domestic unit sales represented 74.9% of total unit sales for the six months ended June 30, 2025. The increase in unit sales did not translate into a proportional increase in domestic revenues, primarily due to a decrease in average selling price.  The average selling price was impacted by product mix and higher transaction fees associated with distributor agreements.  The average selling price reduction was significantly impacted by the increase in EasyPoint® needle sales in relation to all products sold.

International revenues for the six months ended June 30, 2025 increased 42.8% compared to the same period in 2024.  However, average selling price per unit declined relative to the first half of 2024, primarily due to a shift in product mix.  International sales for the six months ended June 30, 2025 included Easy Point Needles sold at a discount to certain international customers which reduced the overall average selling price. There remains uncertainty regarding the timing of future international orders.

Overall, units sales increased 62.6%.

Cost of manufactured product increased 58.8% principally due to increased unit sales, an increase in tariff cost, additional costs related to an increase in domestic manufacturing activities, and inventory write-downs related to certain product lots approaching their expiration dates.  Royalty expense increased 23.4% primarily due to the increase in gross sales, slightly offset by a decrease in royalties payable to a shareholder under a sublicensing agreement.

Tariffs are expected to continue to materially increase our costs in future periods. Approximately $2.1 million was spent on tariff expenses in the first six months of 2025.  These costs are included in Cost of manufactured product.

Operating expenses decreased 5.2% primarily due to a decrease in bad debt expense and legal and litigation fees.

The loss from operations was $9.8 million compared to a loss of approximately $8.7 million for the same period last year.  The decreased loss was due to lower operating expenses, but was impacted by lower gross profit.

The unrealized loss on debt and equity securities was $5.6 million due to the decreased market values of those securities.

As detailed in Note 8 to the financial statements, we received a settlement payment of $1.9 million in May 2025.

The provision for income taxes was $288 thousand as compared to a provision for income taxes of $8.4 million for the same period in 2024.  The difference is primarily related to fully reserving our deferred tax asset in the second quarter of 2024.

Discussion of Balance Sheet and Cash Flow Items

Cash flow used by operations was $5.2 million for the six months ended June 30, 2025 due to a number of factors.  Aside from the various reconciling items used in determining the overall use of cash, our net loss for the period was the predominant factor.  We recognized approximately $3.0 million in other income from the TIA, offset by $5.6 million in unrealized loss in debt and equity securities which is material to the adjustments to total cash flow from operations.  Changes in working capital also impacted cash flows from operating activities.  Accounts receivable increased by $388 thousand, inventories increased nearly $1.9 million, and accounts payable decreased by $230 thousand.

Cash flow from investing activities was $4.3 million for the six months ended June 30, 2025, primarily reflecting $5.0 million in proceeds from the sale of debt and equity securities, partially offset by purchases of property, plant, and equipment and additional investments in debt and equity securities.  The $5 million obtained as a result of the sale of securities was used to fund operating activities during the first six months of 2025.

Cash used by financing activities was $280 thousand for the six months ended June 30, 2025. This was primarily due to repayments of long-term debt and payment of preferred stock dividends.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded operations primarily from the proceeds from revenues, private placements, litigation settlements, and loans. We may fund operations going forward from revenues, cash reserves, and investments in trading securities should the need to access those funds arise.  As detailed in Note 8 to the financial statements, we received a settlement payment of $1.9 million in May 2025.

The imposition of tariffs on our products will continue to have a material effect on our operating results and liquidity.  Additional capital improvements and increases to our manufacturing workforce will also increase expenses in the near-term as a result of the tariffs and our expected increase in domestic manufacturing.  The conversion of existing equipment plus the purchase of additional molds to produce products which have never been produced domestically is expected to cost approximately $1 million, most of which has already been expended.  Those products accounted for roughly 9.4% of our overall domestic unit sales and 16.0% of our domestic syringe unit sales for the three months ended June 30, 2025.  The products accounted for roughly and 12.0% of our overall domestic unit sales and 17.3% of our domestic syringe unit sales for the six months ended June 30, 2025.  The overall impact of additional workforce needed to produce these and other products is an increase of approximately $3.8 million on an annual basis, although the Company recently reduced its manufacturing and manufacturing support staff by approximately $1.6 million on an annual basis as we refine our manufacturing process and continue to evaluate our importing practices.

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

Capital Resources

To produce more units at our U.S. facility, we expect to spend approximately $1 million to purchase molds and convert domestic equipment, some of which has already been expended. While additional equipment expenditures may be necessary in the future, these near-term equipment expenditures were substantially completed in the second quarter of 2025.

CRITICAL ACCOUNTING ESTIMATES

We are responsible for developing estimates for amounts reported as assets and liabilities, and revenues and expenses in conformity with U.S. generally accepted accounting principles (“GAAP”).  Those estimates require that we develop assumptions of future events based on past experience and expectations of economic factors.  Among the more critical estimates management makes is the estimate for customer rebates.  The amount reported as a contractual allowance for rebates involves examination of past historical trends related to our sales to distributors and the related credits issued once our distributors have satisfied their contractual obligations.  The estimate includes consideration of historical redemption rates, discount rates, a combination of estimated distributor inventories based on tracking information provided by the distributors or if known, inventory turnover rates.  The establishment of a liability for future claims of rebates against sales in the current period requires that we have an understanding of the relevant sales with respect to product categories, sales distribution channels, and the likelihood of contractual obligations being satisfied.  We examine the results of estimates against actual results historically and use the determination to further develop our basis for assumptions in future periods, as well as the accuracy of past estimates.  Based on distributors’ purchasing and claiming rebates practices, we do not expect significant changes to the current inputs and assumption used in the estimate calculations.  While we believe that we have sufficient historical data, and a firm basis for establishing reserves for contractual obligations, there is an inherent risk that our estimates and the underlying assumptions may not reflect actual future results.  In the event that these estimates and/or assumptions are incorrect, adjustments to our reserves may have a material impact on future results. As of June 30, 2025, we estimate that the total potential future credits to be issued as a result of prior purchases which have not yet been claimed is $2.0 million.  These credits are recognized as a liability and included in Accounts payable on the Condensed Balance Sheets.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based upon this evaluation, the CEO and CFO concluded that, as of June 30, 2025, our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

As of December 31, 2024, Management concluded that a material weakness in internal controls over financial reporting existed.  Specifically, Management reported that the Company did not maintain the risk assessment and control activities components of the COSO framework regarding the effective documentation and evaluation of revenue contracts and the related revenue recognition accounting conclusions when entering into significant revenue contracts with customers.  Since that time and during the first two quarters of 2025, the Company has implemented processes and procedures to incorporate risk assessment and evaluation of new customer contracts and modifications to existing contracts, to determine the appropriate accounting treatment of the components of revenue recognition and their impact on our financial statements.

The enhanced controls include defining and identifying risk thresholds, review of revenue transactions and contractual terms and obligations included in new or modified contracts with customers.  The controls also include the review of such transactions and the evaluation of the appropriate accounting treatment under the guidance of ASC 606 (Revenue from Contracts with Customers).  The revenue recognition assessment and conclusion of proper accounting treatment is documented, reviewed and approved by senior members of the Company’s accounting staff, including the

Company’s CFO.  Management believes that the enhanced review and approval process provides evidence of oversight and accountability in the process.

Other than the remediation efforts described above, there have been no changes during the second quarter of 2025 or subsequent to June 30, 2025, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the period ended June 30, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) Condensed Statements of Cash Flows for the six  months ended June 30, 2025 and 2024, (iv) Condensed Statement of Changes in Stockholders’ Equity for the three  and six months ended June 30, 2025 and 2024; and (v) Notes to Condensed Financial Statements

104	Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2025	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ John W. Fort III
JOHN W. FORT III VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER