Form 10-Q
period 2025-09-30
RETRACTABLE TECHNOLOGIES INC
filed 2025-11-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,937,159 shares of Common Stock outstanding, excluding 4,087,145 treasury shares, on November 3, 2025.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2025

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,444,538	$4,235,388
Accounts receivable, net	8,437,865	7,786,697
Investments in debt and equity securities, at fair value	30,503,005	40,328,308
Inventories	20,388,988	19,189,753
Income taxes receivable	662,359	978,851
Other current assets	691,470	753,062
Total current assets	64,128,225	73,272,059

Property, plant, and equipment, net	82,235,885	87,348,518
Other assets	70,090	103,625
Total assets	$146,434,200	$160,724,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,574,836	$4,290,588
Current portion of long-term debt	359,102	332,480
Accrued compensation	885,030	1,073,357
Dividends payable	1,417,438	1,417,437
Accrued royalties to shareholder	827,275	789,358
Other accrued liabilities	1,558,643	873,254
Income taxes payable	5,322	4,442
Total current liabilities	9,627,646	8,780,916

Other long-term liabilities - TIA	59,402,231	63,872,553
Long-term debt, net of current maturities	623,605	900,042
Total liabilities	69,653,482	73,553,511

Stockholders’ equity:
Preferred stock, $1 par value:
Class B; authorized: 5,000,000 shares
Series II, Class B	156,200	156,200
Series III, Class B	74,245	74,245
Common Stock, no par value	—	—
Additional paid-in capital	73,160,333	73,160,333
Retained earnings	16,278,618	26,668,591
Common stock in treasury – at cost	(12,888,678)	(12,888,678)
Total stockholders’ equity	76,780,718	87,170,691
Total liabilities and stockholders’ equity	$146,434,200	$160,724,202

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Sales, net	$10,085,723	$10,346,857	$28,826,629	$23,975,584
Cost of sales:
Cost of manufactured product	7,572,544	9,477,097	24,884,821	20,379,228
Royalty expense to shareholder	827,275	884,570	2,364,905	2,130,161
Total cost of sales	8,399,819	10,361,667	27,249,726	22,509,389
Gross profit (loss)	1,685,904	(14,810)	1,576,903	1,466,195

Operating expenses:
Sales and marketing	1,583,760	1,749,123	4,847,311	4,658,465
Research and development	199,462	174,695	550,703	516,050
General and administrative	3,556,724	3,197,116	9,640,521	10,176,367
Total operating expenses	5,339,946	5,120,934	15,038,535	15,350,882
Loss from operations	(3,654,042)	(5,135,744)	(13,461,632)	(13,884,687)

Other income - TIA	1,516,268	1,469,688	4,470,322	4,429,383
Unrealized gain (loss) on debt and equity securities	2,383,779	1,449,825	(3,217,058)	1,402,660
Loss on trading debt securities	(343)	—	(343)	—
Litigation proceeds	—	—	1,900,000	—
Interest and other income	147,663	293,550	447,135	855,387
Interest expense	(20,585)	(30,489)	(66,295)	(95,789)
Net income (loss) before income taxes	372,740	(1,953,170)	(9,927,871)	(7,293,046)
Provision (benefit) for income taxes	1,693	(31,181)	289,269	8,364,200
Net income (loss)	371,047	(1,921,989)	(10,217,140)	(15,657,246)
Preferred Stock dividend requirements	(57,611)	(57,611)	(172,833)	(172,832)
Net income (loss) applicable to common shareholders	$313,436	$(1,979,600)	$(10,389,973)	$(15,830,078)

Basic earnings (loss) per share	$0.01	$(0.07)	$(0.35)	$(0.53)

Diluted earnings (loss) per share	$0.01	$(0.07)	$(0.35)	$(0.53)

Weighted average common shares outstanding:
Basic	29,937,159	29,937,159	29,937,159	29,937,159
Diluted	29,937,159	29,937,159	29,937,159	29,937,159

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities
Net loss	$(10,217,140)	$(15,657,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,621,705	5,683,496
Net unrealized loss (gain) on investments	3,217,058	(1,402,660)
Realized loss on investments	343	—
Bond amortization	(804)	(763)
Deferred taxes	—	8,392,030
Provision for credit losses	253,524	414,598
Inventory obsolescence adjustment	1,176,437	(9,466)
Other income - TIA	(4,470,322)	(4,429,383)
(Increase) decrease in operating assets:
Accounts receivable	(904,692)	1,582,349
Inventories	(2,375,672)	(3,710,174)
Other current assets	61,592	(16,281)
Income taxes receivable	316,492	43,226
Other assets	33,535	37,261
Increase (decrease) in operating liabilities:
Accounts payable	284,248	(1,527,704)
Accrued liabilities	534,980	147,356
Income taxes payable	880	1,062
Net cash used in operating activities	(6,467,836)	(10,452,299)

Cash flows from investing activities
Purchase of property, plant, and equipment	(509,072)	(1,141,885)
Purchase of debt and equity securities	(421,294)	(757,683)
Proceeds from the sales of debt and equity securities	7,030,000	4,000,000
Net cash from investing activities	6,099,634	2,100,432

Cash flows from financing activities
Repayments of long-term debt	(249,815)	(225,605)
Payment of preferred stock dividends	(172,833)	(172,832)
Net cash used in financing activities	(422,648)	(398,437)

Net decrease in cash and cash equivalents	(790,850)	(8,750,304)
Cash and cash equivalents at:
Beginning of period	4,235,388	12,667,550
End of period	$3,444,538	$3,917,246

Supplemental schedule of cash flow information:
Interest paid	$66,295	$94,691
Income taxes paid	$7,381	—

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$57,611	$57,611

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

The following shows the changes in stockholders’ equity for the three-month period ended September 30, 2025:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at June 30, 2025	$—	$156,200	$74,245	$73,160,333	$15,965,182	$(12,888,678)	$76,467,282
Dividends	—	—	—	—	(57,611)	—	(57,611)
Net Income	—	—	—	—	371,047	—	371,047
Balance at September 30, 2025	$—	$156,200	$74,245	$73,160,333	$16,278,618	$(12,888,678)	$76,780,718

The following shows the changes in stockholders’ equity for the three-month period ended September 30, 2024:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at June 30, 2024	$—	$156,200	$74,245	$73,160,333	$24,935,081	$(12,888,678)	$85,437,181
Dividends	—	—	—	—	(57,611)	—	(57,611)
Net Loss	—	—	—	—	(1,921,989)	—	(1,921,989)
Balance at September 30, 2024	$—	$156,200	$74,245	$73,160,333	$22,955,481	$(12,888,678)	$83,457,581

The following shows the changes in stockholders’ equity for the nine-month period ended September 30, 2025:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2024	$—	$156,200	$74,245	$73,160,333	$26,668,591	$(12,888,678)	$87,170,691
Dividends	—	—	—	—	(172,833)	—	(172,833)
Net loss	—	—	—	—	(10,217,140)	—	(10,217,140)
Balance at September 30, 2025	$—	$156,200	$74,245	$73,160,333	$16,278,618	$(12,888,678)	$76,780,718

The following shows the changes in stockholders’ equity for the nine-month period ended September 30, 2024:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2023	$—	$156,200	$74,245	$73,160,333	$38,785,559	$(12,888,678)	$99,287,659
Dividends	—	—	—	—	(172,832)	—	(172,832)
Net loss	—	—	—	—	(15,657,246)	—	(15,657,246)
Balance at September 30, 2024	$—	$156,200	$74,245	$73,160,333	$22,955,481	$(12,888,678)	$83,457,581

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

Accounts receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  The Company’s allowance for credit losses is primarily determined by review of specific trade receivables based on historical collection rates and specific knowledge regarding the current creditworthiness of the customers.  Those accounts that are doubtful of collection are included in the allowance.  The Company considers historical experience, the current economic environment, customer credit ratings or bankruptcies, legal disputes, collections on past due amounts, pricing discrepancies, and reasonable and supportable forecasts to develop its allowance for credit losses. Management reviews these factors quarterly to determine if any adjustments are needed to the allowance. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. The allowance for credit losses was $ 312 thousand and $668 thousand as of September 30, 2025 and December 31, 2024, respectively.

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

Management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time to sell such inventory, the shelf life of inventory, and current market conditions when determining excess or obsolete inventories. Once inventory items are deemed to be either excess or obsolete, they are written down to their net realizable value.  For the nine months ended September 30, 2025, the Company recorded inventory write-downs of approximately $1.2 million. For the three months ended September 30, 2025, the Company recorded $163 thousand of write-downs of inventories.  For the comparable periods in 2024, inventory write-downs were not material. These write-downs were primarily related to certain product lots approaching their expiration dates.

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

Long-lived assets

The Company assesses the recoverability of long-lived assets when indicators of impairments are present, using an assessment of the estimated undiscounted future cash flows related to such assets.  In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, the assets will be adjusted for impairment to a level commensurate with fair value determined using a discounted cash flow analysis or appraised values of the underlying assets.

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

The following table reflects our significant customers for the three-month and nine-month periods ended September 30, 2025 and 2024:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
Number of significant customers	3		2		3		3
Aggregate dollar amount of net sales to significant customers	$5.8	million	$5.5	million	$16.1	million	$12.8	million
Percentage of net sales to significant customers	57.3%		53.2%		55.9%		53.4%

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China.  The Company obtained 61.7% and 90% of its products in the first nine months of 2025 and 2024, respectively, from its Chinese manufacturers.  Purchases from Chinese manufacturers aggregated 60.2% and 87.3% of products in the third quarter of 2025 and 2024, respectively.  In the event that the Company becomes unable to purchase products from its Chinese manufacturers or produce those products domestically, the Company may need to find an alternate manufacturer for its blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes.  Even with increased domestic production, the Company may not be able to avoid a disruption in supply.

On September 13, 2024, the Office of the U.S. Trade Representative (“USTR”) revealed final adjustments to increase tariffs on certain goods imported from China under Section 301 of the Trade Act of 1974.  Among those products included were syringes and needles, at a rate of 100%.  During 2025, the on-going development and negotiation of U.S. foreign trade policy with China and other nations has caused the prevailing tariff rates on products imported into the U.S. to fluctuate.  These fluctuations have impacted certain goods or groups of goods, and have varied based on country of origin.  As of September 30, 2025, the prevailing tariff rate on most syringe and needle products imported from China was 130%.  Other products the Company imports from China, which do not fall under the category of needles and syringes, are subject to a 30% tariff rate.  As foreign trade policy continues to evolve and as new trade deals are being negotiated, uncertainty as to future tariff rates and affected products remains.  Tariffs are expected to have a continuing material impact to the Company’s results of operations and financial position.  The Company is working to lessen the financial impact of the tariffs through strategic ordering of products from its Chinese suppliers and shifting a larger portion of manufacturing of 1mL, 3mL, and EasyPoint® needles to its domestic manufacturing facility.

Revenue recognition

The Company recognizes revenue when control of performance obligations passes to the customer, generally when the product ships.  Payments from customers with approved credit terms are typically due 30 days from the invoice date.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  When rebates are issued, they are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company.  If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company.  The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Condensed Balance Sheets and deducted from Revenues in the Condensed Statements of Operations.  Accounts payable included estimated contractual allowances for $2.2 million and $2.1 million as of September 30, 2025 and December 31, 2024, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  End-users do not receive any contractual allowances on their purchases.  Any product shipped or distributed for evaluation purposes is expensed.

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

The Company periodically recognizes revenue from licensing agreements of its intellectual property. Such licensing agreements provide the licensee with right to use the Company’s intellectual property.  The Company accounts for revenue generated under these licensing agreements in accordance with ASC 606.  A license may be perpetual or time limited in its application. The Company has concluded that its licensing agreement is distinct as the customer can benefit from the license on their own. In accordance with ASC 606, the licensing agreement is considered functional as it is without professional services, updates and technical support.  The Company has determined the current licensing agreement is sales-based or usage-based as defined in ASC 606.  In accordance with ASC 606, the Company recognizes revenue from sales-based or usage-based license at the later of a) subsequent sale or usage occurrence or b) the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied). The Company did not recognize any licensing fees for the three and nine months ended September 30, 2025, compared to $38 thousand and $227 thousand  recognized for the three and nine months ended September 30, 2024. If the Company licenses its products for sale and the customers of the sublicensee are not known to the Company, the Company is obligated to pay Thomas J. Shaw, the owner of certain patented technology, fifty percent (50%) of such revenue pursuant to the terms of the Technology License Agreement between the Company and Mr. Shaw.

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the three months ended September 30, 2025:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$5,508,018	$367,681	$3,303,166	$8,711	$9,187,576
North and South America sales (excluding U.S.)	144,326	—	405,472	—	549,798
Other international sales	195,414	5,070	145,116	2,749	348,349
Total	$5,847,758	$372,751	$3,853,754	$11,460	$10,085,723

	For the three months ended September 30, 2024:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$4,470,036	$290,926	$4,860,327	$7,319	$9,628,608
North and South America sales (excluding U.S.)	569,970	—	—	—	569,970
Other international sales	132,817	7,790	3,572	4,100	148,279
Total	$5,172,823	$298,716	$4,863,899	$11,419	$10,346,857

	For the nine months ended September 30, 2025:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$16,506,288	$1,006,343	$7,570,956	$25,976	$25,109,563
North and South America sales (excluding U.S.)	1,670,846	—	1,177,888	—	2,848,734
Other international sales	559,292	13,018	283,724	12,298	868,332
Total	$18,736,426	$1,019,361	$9,032,568	$38,274	$28,826,629

	For the nine months ended September 30, 2024:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$14,655,118	991,924	$5,615,759	$20,545	$21,283,346
North and South America sales (excluding U.S.)	1,325,507	96	59,040	6,240	1,390,883
Other international sales	961,429	151,650	178,276	10,000	1,301,355
Total	$16,942,054	$1,143,670	$5,853,075	$36,785	$23,975,584

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

The Company provides for deferred income taxes through utilizing an asset and liability approach for financial accounting and reporting based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such differences reverse in future periods.  Deferred tax assets are periodically reviewed for realizability.  As of September 30, 2025, and December 31, 2024, the Company recorded valuation allowances of $11.2 million and $9.1 million, respectively, against its net deferred tax asset.

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

The potential dilution, if any, is shown on the following schedule:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Common stock underlying issued and outstanding stock options	—	—	—	2,706
Common stock issuable upon the conversion of convertible preferred shares	—	—	—	—
	—	—	—	2,706

The calculation of diluted EPS under the treasury stock method included the following shares in the three and nine month periods ending September 30, 2025 and 2024:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss)	$371,047	$(1,921,989)	$(10,217,140)	$(15,657,246)
Preferred stock dividend requirements	(57,611)	(57,611)	(172,833)	(172,832)
Income (loss) applicable to common shareholders	$313,436	$(1,979,600)	$(10,389,973)	$(15,830,078)
Average common shares outstanding	29,937,159	29,937,159	29,937,159	29,937,159
Average common and common equivalent shares outstanding — diluted	29,937,159	29,937,159	29,937,159	29,937,159
Basic earnings (loss) per share	$0.01	$(0.07)	$(0.35)	$(0.53)
Diluted earnings (loss) per share	$0.01	$(0.07)	$(0.35)	$(0.53)

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

Technology Investment Agreement (TIA)

Effective July 1, 2020, the Company entered into a Technology Investment Agreement (“TIA”) with the United States Government Department of Defense, U.S. Army Contracting Command-Aberdeen Proving Ground, Natick Contracting Division & Edgewood Contracting Division (ACC-APG, NCD & ECD) on behalf of the Biomedical Advanced Research and Development Authority (BARDA), as amended, for $81,029,518 in government funding for expanding the Company’s domestic production of needles and syringes. At the request of the U.S. government, the TIA was transferred to a successor agreement, identified as Other Transaction Agreement in April 2023.  Such agreement contains no additional requirements and, for the purposes of this report, the agreement shall continue to be referred to herein as the “TIA”.  Under this agreement, the Company has made significant additions to its facilities which allows the Company to increase domestic production capacity.  For further explanation, please refer to Note 7 – Technology Investment Agreement.

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

3.    INVENTORIES

Inventories consist of the following:

	September 30, 2025	December 31, 2024
Raw materials	$3,788,772	$3,980,650
Finished goods	16,600,216	15,209,103
	$20,388,988	$19,189,753

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value and requires additional disclosures regarding certain fair value measurements.  ASC 820 establishes a three-tier hierarchy for measuring fair value, as follows:

●	Level 1 – quoted market prices in active markets for identical assets and liabilities

●	Level 2 – inputs other than quoted prices that are directly or indirectly observable

●	Level 3 – unobservable inputs where there is little or no market activity

The following tables summarize the values of assets designated as Investments in debt and equity securities:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Equity securities	$26,229,185	$—	$—	$26,229,185
Mutual funds	3,650,189	—	—	3,650,189
Municipal bonds	623,631	—	—	623,631
	$30,503,005	$—	$—	$30,503,005

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Equity securities	$29,259,826	$—	$—	$29,259,826
Mutual funds	10,404,218	—	—	10,404,218
Municipal bonds	664,264	—	—	664,264
	$40,328,308	$—	$—	$40,328,308

The investment assets are held as trading securities and are carried at fair value as of the date of the Condensed Balance Sheets. The Company intends to hold these assets for possible future operating requirements. The following table summarizes gross unrealized gains and losses from Investments in debt and equity securities:

	September 30, 2025
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$24,391,134	$1,838,051	$—	$26,229,185
Mutual funds	3,580,551	69,638	—	3,650,189
Municipal bonds	606,909	16,722	—	623,631
	$28,578,594	$1,924,411	$—	$30,503,005

	December 31, 2024
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$24,230,746	$5,029,080	$—	$29,259,826
Mutual funds	10,319,644	84,574	—	10,404,218
Municipal bonds	636,449	27,815	—	664,264
	$35,186,839	$5,141,469	$—	$40,328,308

Unrealized gains (losses) on investments in debt and equity securities were $(3.2) million and $1.4 million for the nine months ended September 30, 2025 and 2024, respectively.  Unrealized gains for the three months ended September 30, 2025 and 2024 were $2.4 million and $1.4 million, respectively.

5.    INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was 0.5% and 1.6% for the three months ended September 30, 2025 and 2024, respectively.  The Company’s effective tax rate on the net loss before income taxes was (2.9)% and (114.7)% for the nine months ended September 30, 2025 and 2024, respectively.

A reconciliation of the federal statutory corporate tax rate to the Company’s effective tax rate is as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
U.S. statutory federal tax rate	21.0%	21.0%
State tax, net of federal tax	(2.2)%	(0.1)%
Change in valuation allowance	(21.0)%	(132.1)%
Section 162(m); Limit on Compensation	(0.4)%	(0.1)%
Other	(0.3)%	(0.1)%
Return-to-provision and other	0.0%	(3.3)%
Effective tax rate	(2.9)%	(114.7)%

The Company uses the recognition and measurement provisions of the FASB ASC Topic 740, Income Taxes (“Topic 740”), to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. The Company reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets, to evaluate the need for a valuation allowance.  As a result of this review, as of September 30, 2025, the Company concluded that a $11.2 million valuation is needed on the net deferred tax asset. As of December 31, 2024, the Company recorded a valuation allowance of $9.1 million against its net deferred tax asset.

The effective tax rate for the three and nine months ended September 30, 2025 was different from the federal statutory rate due primarily to the increase of the valuation allowance on the Company’s deferred tax asset.

6.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2025	December 31, 2024
Prepayments from customers	$871,502	$376,565
Accrued professional fees	197,448	221,475
Current portion – preferred stock repurchase	6,000	6,000
Other accrued expenses	483,693	269,214
Total	$1,558,643	$873,254

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

At the request of the U.S. government, the TIA was transferred to a successor agreement, identified as Other Transaction Agreement in April 2023.  Such agreement contains no additional requirements, and, for the purposes of this report, the agreement shall continue to be referred to herein as the “TIA”.  The successor agreement governs ongoing terms established by the TIA until June 30, 2030, which includes maintenance of equipment, availability of capacity, and U.S. government preference in the event of a public health emergency.

Under the TIA, reimbursable amounts are reflected as Other long-term liabilities on the Balance Sheets until the time the deferred income can be systematically amortized over a period matching the useful life of the purchased assets.  Other long-term liabilities from the TIA were $59,402,231 and $63,872,553 at September 30, 2025 and December 31, 2024, respectively.

8.    BUSINESS SEGMENT

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

The following are summaries of the Company’s sales and long-lived assets by geography:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
U.S. sales	$9,187,576	$9,628,608	$25,109,563	$21,283,346
North and South America sales (excluding U.S.)	549,798	569,970	2,848,734	1,390,883
Other international sales	348,349	148,279	868,332	1,301,355
Total sales	$10,085,723	$10,346,857	$28,826,629	$23,975,584

Long-lived assets by geography are as follows:

	September 30, 2025	December 31, 2024
Long-lived assets
U.S.	$78,498,705	$83,373,876
International	3,737,180	3,974,642
Total	$82,235,885	$87,348,518

9.  DIVIDENDS

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

For the first three quarters of 2025 and all quarters of 2024, a payment of $39,050 was made to Series II shareholders within one month of each quarter’s end.  For the first three quarters of 2025 and all quarters of 2024, a payment of $18,561 was made to Series III shareholders within one month of each quarter’s end.

10.  TREASURY STOCK

Treasury share purchases are accounted for under the cost method and are included as a component of treasury stock in the Company’s balance sheets.

Of the 100 million authorized shares of Common Stock, 29,937,159 shares were outstanding and 34,024,304 shares were issued as of both September 30, 2025 and December 31, 2024.

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997. Syringes comprised 65.0% of our sales in the first nine months of 2025.  EasyPoint® products accounted for 31.3% and other products, including our IV safety catheter and blood collection products, were 3.7% of our sales in the first nine months of 2025.  For the first nine months of 2025, the sales mix included a higher proportion of international product sales compared to the first nine months of 2024.  Traditionally, international sales carry lower average selling prices compared to domestic sales.

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

On September 13, 2024, the Office of the U.S. Trade Representative (“USTR”) revealed final adjustments to increase tariffs on certain goods imported from China under Section 301 of the Trade Act of 1974.  Among those products included were syringes and needles, at a rate of 100%.  During 2025, the on-going development and negotiation of U.S. foreign trade policy with China and other nations has caused the prevailing tariff rates on products imported into the U.S. to fluctuate.  These fluctuations have impacted certain goods or groups of goods, and have varied based on country of origin.  As of September 30, 2025, the prevailing tariff rate on most syringe and needle products imported from China was 130%.  Other products we import from China, which do not fall under the category of needles and syringes, are subject to a 30% tariff rate.  As foreign trade policy continues to evolve and as new trade deals are being negotiated, uncertainty as to future tariff rates and affected products remains.  Tariffs are expected to have a continuing material impact to our results of operations and financial position.  We are working to lessen the financial impact of the tariffs through strategic ordering of products from our Chinese suppliers and shifting a larger portion of manufacturing of 1mL, 3mL, and EasyPoint® needles to our domestic manufacturing facility.

While we have manufacturing capabilities to manufacture most of the products we currently sell domestically, some of our products are sourced exclusively from China. 61.7% and 90% of the products we obtained in the first nine months of 2025 and 2024, respectively, were purchased from our manufacturers in China, most of which are now impacted by the tariffs.  Tariffs are expected to have a material impact to our results of operations and financial position. Approximately $2.3 million was spent on tariff expenses in the first nine months of 2025.  We are working to lessen the financial impact of the tariffs, including shifting a larger portion of manufacturing of 1mL, 3mL, and EasyPoint® needles to our domestic manufacturing facility.  This shift would decrease tariff expenses but would lead to an increase in our manufacturing workforce costs as we hire new employees.  We implemented reductions in force in the second and third quarters of 2025 primarily within non-manufacturing functions, each expected to save approximately $1.6 million, however, overall workforce levels increased due to higher domestic manufacturing.  As such, we expect that manufacturing workforce increases instituted in 2025 will raise payroll costs by approximately $825 thousand on an annualized basis.

We have recently adapted some equipment to increase our domestic manufacturing capabilities. The adaptations to existing equipment will allow us to produce 0.5 mL syringes domestically.  Once operational, we will no longer rely on imports for these products.  We currently anticipate that commercial quantities will become available, as market demand necessitates, in the first half of 2026.

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

Recent additions of manufacturing equipment and facilities under the 2020 TIA have increased our production capacity and our overhead costs. Under the TIA and its successor agreement, until June 30, 2030 we must continue to abide by ongoing terms which include maintenance of equipment, availability of capacity, and U.S. government preference in the event of a public health emergency.

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

As detailed in Note 4 to the financial statements, we held $30.5 million in debt and equity securities as of September 30, 2025, which represented 20.8% of our total assets.

Historically, unit sales have increased during the flu season.  From 2020-2022, seasonal effects of the flu season on our revenues were less impactful due to the dramatic increase in sales attributable to COVID-19 vaccinations.  Seasonal trends for syringe sales may now be following pre-pandemic patterns.  Additionally, there may be more demand for EasyPoint® products during the flu season, particularly in the retail pharmacy market.  Purchases from our retail pharmacy customers may differ from purchasing patterns of general line distributors.  Second and third quarter EasyPoint® sales volumes increased primarily for this reason.

Overall demand may be affected by public sentiment and acceptance of the safety and efficacy of vaccinations.  While some products in our catalog of products are unrelated to the administration of vaccines, changes in the acceptance of vaccinations could have a material impact on our business.

A material portion of our net loss for the nine months ended September 30, 2025 is comprised of approximately $3.2 million in unrealized loss in debt and equity securities on the Condensed Statements of Operations.  A material portion of our net income for the three months ended September 30, 2025 is comprised of approximately $2.4 million in unrealized gain in debt and equity securities on the Condensed Statements of Operations.

In May 2025, we received a settlement payment of $1.9 million related to the resolution of litigation with former legal counsel.  The amount was recorded in Litigation proceeds during the second quarter ended June 30, 2025.

In 1995, we entered into a license agreement with Thomas J. Shaw for the exclusive right to manufacture, market, and distribute products utilizing his patented automated retraction technology and other patented technology. This technology is the subject of various patents and patent applications owned by Mr. Shaw. The license agreement generally provides for quarterly payments of a 5% royalty fee on gross sales of products subject to the license and he receives fifty percent (50)% of the royalties paid to us by certain sublicensees of the technology subject to the license.

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements. All period references are to periods ended September 30, 2025 or 2024, as applicable. Dollar amounts have been rounded for ease of reading.

Comparison of Three Months Ended September 30, 2025 and September 30, 2024

Domestic sales accounted for 91.1% and 93.1% of total revenues for the three months ended September 30, 2025 and 2024, respectively. Domestic revenues decreased 4.6%, while domestic unit sales decreased 20.4%. Domestic unit sales represented 83.9% of total unit sales for the three months ended September 30, 2025 compared to 92.4% for the same period last year.  The decrease in unit sales did not translate into a proportional decrease in domestic revenues, primarily due to an increase in average domestic selling price.  The average selling price was impacted by change in product mix.  The average domestic selling price increased due to decreased EasyPoint® needle sales in relation to all products sold.

International revenues for the three months ended September 30, 2025 increased 25% compared to the same period in 2024.  However, the average international selling price per unit declined relative to the third quarter of 2024, primarily due to a shift in product mix.  International sales for the three months ended September 30, 2025 included EasyPoint® needles sold at a discount to certain international customers which reduced the overall average selling price.  There remains uncertainty regarding the timing of future international orders.

Overall, units sales decreased 12.4%.

Cost of manufactured product decreased 20.1% compared to the same period last year primarily due to lower unit sales.  The decrease also reflects a favorable shift in product mix, with a higher proportion of VanishPoint® syringe sales relative to EasyPoint® needles during the three months ended September 30, 2025, contributing to higher overall gross margins.  Royalty expense decreased 6.5% primarily due to the decrease in gross sales.

Tariffs are expected to continue to materially impact our costs in future periods. Approximately $172 thousand was spent on tariff expenses in the third quarter of 2025.  These costs are included in Cost of manufactured product.

Operating expenses increased 4.3% primarily due to product donations of inventory nearing expiration and higher bad debt expense.

The loss from operations was $3.7 million compared to a loss of approximately $5.1 million for the same period last year.  The improvement was primarily driven by higher gross margin in the current period, reflecting lower tariff costs compared to the prior year, partially offset by higher domestic manufacturing costs associated with our shift to greater U.S.-based production.

The unrealized gain on debt and equity securities was $2.4 million due to the increased market values of those securities.

The provision for income taxes was $1.7 thousand as compared to a benefit for income taxes of $31 thousand for the same period in 2024.  The change is primarily due to reporting income for the three months ended September 30, 2025, compared with a net loss for the three months ended September 30, 2024.

Comparison of Nine Months Ended September 30, 2025 and September 30, 2024

Domestic sales accounted for 87.1% and 88.8% of total revenues for the nine months ended September 30, 2025 and 2024, respectively. Domestic revenues increased 18.0%, while domestic unit sales increased 11.8%. Domestic unit sales represented 78.0% of total unit sales for the nine months ended September 30, 2025 compared to 87.6% for the same period last year. The average domestic selling price was positively impacted by a shift in product mix to more VanishPoint® unit sales in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

International revenues for the nine months ended September 30, 2025 increased 38.1% compared to the same period in 2024.  However, average international selling price per unit declined relative to the first nine months of 2024, primarily due to a shift in product mix.  International sales for the nine months ended September 30, 2025 included EasyPoint® needles sold at a discount to certain international customers which reduced the overall average selling price. There remains uncertainty regarding the timing of future international orders.

Overall, units sales increased 25.5%.

Cost of manufactured product increased 22.1% principally due to increased unit sales and higher inventory write-off expense relating to products nearing expiration.  Royalty expense increased 11.0% primarily due to the increase in gross sales.

Tariffs are expected to continue to materially impact our costs in future periods. Approximately $2.3 million was spent on tariff expenses in the first nine months of 2025.  These costs are included in Cost of manufactured product.

Operating expenses remained consistent.

The loss from operations was $13.5 million compared to a loss of approximately $13.9 million for the same period last year.  This was primarily due to a decrease in legal and litigation fees.

The unrealized loss on debt and equity securities was $3.2 million due to the decreased market values of those securities.

In May 2025, we received a settlement payment of $1.9 million related to the resolution of litigation with former legal counsel.  The amount was recorded in Litigation proceeds during the second quarter ended June 30, 2025.

The provision for income taxes was $289 thousand as compared to a provision for income taxes of $8.4 million for the same period in 2024.  The difference is primarily related to fully reserving our deferred tax asset in the second quarter of 2024.

Discussion of Balance Sheet and Cash Flow Items

Cash flow used by operations was $6.5 million for the nine months ended September 30, 2025 due to a number of factors.  Aside from the various reconciling items used in determining the overall use of cash, our net loss for the period was the predominant factor.  We recognized approximately $4.5 million in other income from the TIA, offset by $3.2 million in unrealized loss in debt and equity securities which is material to the adjustments to total cash flow from operations.  Changes in working capital also impacted cash flows from operating activities.  Accounts receivable increased by $904 thousand, inventories increased by $2.4 million, and accounts payable increased by $284 thousand.

Cash flow from investing activities was $6.1 million for the nine months ended September 30, 2025, primarily reflecting $7 million in proceeds from the sale of debt and equity securities, partially offset by purchases of property, plant, and equipment and additional investments in debt and equity securities.  The $7 million obtained as a result of the sale of securities was used to fund operating activities during the first nine months of 2025.

Cash used by financing activities was $423 thousand for the nine months ended September 30, 2025. This was primarily due to repayments of long-term debt and payment of preferred stock dividends.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded operations primarily from the proceeds from revenues, private placements, litigation settlements, and loans. We may fund operations going forward from revenues, cash reserves, and investments in trading securities should the need to access those funds arise.  We received a settlement payment of $1.9 million in May 2025.

The imposition of tariffs on our products will continue to have a material effect on our operating results and liquidity.  Additional capital improvements and increases to our manufacturing workforce will also increase expenses in the near-term as a result of the tariffs and our expected increase in domestic manufacturing.  The conversion of existing equipment plus the purchase of additional molds to produce 0.5 mL syringes which have never been produced domestically is expected to cost approximately $1 million, most of which has already been expended.  Those products accounted for roughly 9.1% of our overall domestic unit sales and 15.2% of our domestic syringe unit sales for the three months ended September 30, 2025.  The products accounted for roughly and 10.9% of our overall domestic unit sales and 16.6% of our domestic syringe unit sales for the nine months ended September 30, 2025.  We expect that workforce increases, primarily in manufacturing, instituted in 2025 to support higher domestic production will raise payroll costs by approximately $825 thousand on an annualized basis.

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

Our margins have experienced significant fluctuations over the past two years.  Most recently, our margins have faced negative pressure from numerous factors.  The tariffs enacted in 2024-2025 have had a direct negative impact on products we import from China to date.  In reaction to the tariffs, we have acted to increase our domestic production and reduce, to the extent possible, our reliance on imports.  While we believe these efforts will enable us to avoid some of the impact of the tariffs, we will be forced to import the products we are unable to produce in the U.S.  As we work to increase our domestic production and achieve manufacturing efficiencies, we expect to incur higher manufacturing costs in the near term, but will continue to work to minimize our reliance on imported products.

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

Capital Resources

To produce more units at our U.S. facility, we expected to spend approximately $1 million to purchase molds and convert domestic equipment, most of was expended in the second quarter of 2025. Additional equipment expenditures may be necessary in the future.

CRITICAL ACCOUNTING ESTIMATES

We are responsible for developing estimates for amounts reported as assets and liabilities, and revenues and expenses in conformity with U.S. generally accepted accounting principles (“GAAP”).  Those estimates require that we develop assumptions of future events based on past experience and expectations of economic factors.  Among the more critical estimates management makes is the estimate for customer rebates.  The amount reported as a contractual allowance for rebates involves examination of past historical trends related to our sales to distributors and the related credits issued once our distributors have satisfied their contractual obligations.  The estimate includes consideration of historical redemption rates, discount rates, a combination of estimated distributor inventories based on tracking information provided by the distributors or if known, inventory turnover rates.  The establishment of a liability for future claims of rebates against sales in the current period requires that we have an understanding of the relevant sales with respect to product categories, sales distribution channels, and the likelihood of contractual obligations being satisfied.  We examine the results of estimates against actual results historically and use the determination to further develop our basis for assumptions in future periods, as well as the accuracy of past estimates.  Based on distributors’ purchasing and claiming rebates practices, we do not expect significant changes to the current inputs and assumption used in the estimate calculations.  While we believe that we have sufficient historical data, and a firm basis for establishing reserves for contractual obligations, there is an inherent risk that our estimates and the underlying assumptions may not reflect actual future results.  In the event that these estimates and/or assumptions are incorrect, adjustments to our reserves may have a material impact on future results. As of September 30, 2025, we estimate that the total potential future credits to be issued as a result of prior purchases which have not yet been claimed is $2.2 million.  These credits are recognized as a liability and included in Accounts payable on the Condensed Balance Sheets.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based upon this evaluation, the CEO and CFO concluded that, as of September 30, 2025, our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes during the third quarter of 2025 or subsequent to September 30, 2025, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.    Risk Factors.

There were no material changes in our Risk Factors as set forth in our most recent annual report which is available on EDGAR.

Item 5.    Other Information.

No director or officer adopted or terminated a trading arrangement in the third quarter of 2025 of the type described by Item 408 of Regulation S-K.  As previously reported, on August 22, 2024, Thomas J. Shaw, President, Chairman, and Chief Executive Officer, adopted a written plan for the purchase of Retractable Technologies, Inc. common stock intended to satisfy the affirmative defense conditions of Rule 10b5–1(c).  In accordance with the plan, trading began November 20, 2024 and may continue through November 19, 2025 if not earlier terminated.  During this period, the plan instructs a broker-dealer to purchase common stock for an aggregate purchase price of up to $800,000 within certain price parameters.  Mr. Shaw’s purchases pursuant to this plan are reported on forms filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Item 6.    Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the period ended September 30, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (iii) Condensed Statements of Cash Flows for the nine  months ended September 30, 2025 and 2024, (iv) Condensed Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024; and (v) Notes to Condensed Financial Statements

104	Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2025	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ John W. Fort
JOHN W. FORT III VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER