Form 10-K
period 2025-12-31
RETRACTABLE TECHNOLOGIES INC
filed 2026-03-27
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common equity held by non-affiliates as of June 30, 2025, was $8.1 million, assuming a closing price of $0.64 and outstanding shares held by non-affiliates of 12,633,339.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 9, 2026, there were 29,937,159 shares of our Common Stock outstanding, excluding treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement filed on March 27, 2026 for the Annual Meeting of Shareholders to be held May 8, 2026 are incorporated by reference into Part III hereof.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2025

i

PART I

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, tariffs, material changes in demand, our ability to maintain liquidity, our maintenance of patent protection, our ability to maintain favorable third party manufacturing and supplier arrangements and relationships, foreign trade risk, our ability to access the market, production costs, the impact of larger market players in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

Item 1. Business.

DESCRIPTION OF BUSINESS

General Development of Business

Retractable Technologies, Inc. was incorporated in Texas in 1994. Our business is the manufacturing and marketing of safety medical products (predominately syringes) for the healthcare industry. We have manufacturing facilities in Little Elm, Texas and use manufacturers in China as well. Our syringes are well-suited for administering vaccinations.

On September 13, 2024, the Office of the U.S. Trade Representative (“USTR”) revealed final adjustments to increase tariffs on certain goods imported from China under Section 301 (“Section 301”) of the Trade Act of 1974 (“Trade Act”).  Among those products included were syringes and needles, at a rate of 100%.  Beginning in early 2025 and throughout much of the year, additional widespread tariffs were imposed on most products imported into the U.S. citing authority under the International Emergency Economic Powers Act (“IEEPA”).  Those tariffs were in addition to the Section 301 tariffs which existed at the time.  Throughout 2025, the prevailing tariff rates on various products and certain countries of origin, including many of our products, fluctuated greatly.  These fluctuations negatively impacted our ability to predict the cost of importing certain goods or groups of goods and negatively impacted our business.  In February 2026, the U.S. Supreme Court ruled that the President’s use of IEEPA to impose reciprocal tariffs exceeded his authority and that the IEEPA tariffs must be vacated.  Looking forward after the Supreme Court’s ruling, the 2024 Section 301 tariff of 100% on syringes and needles from China remains unchanged.  Additionally, following the Supreme Court’s ruling on the tariffs imposed under IEEPA, effective February 20, 2026 a 10% ad valorem duty went into effect under Section 122 of the Trade Act, which is in addition to the above-mentioned Section 301 tariffs.

As of March 9, 2026, the prevailing tariff rate on most syringe and needle products imported from China was 120%.  Other products we import from China, which do not fall under the category of needles and syringes, are subject to a 20% tariff rate.  As foreign trade policy continues to evolve, including the impact of the Supreme Court’s ruling, uncertainty as to future tariff rates and affected products remains.  Tariffs are expected to have a continuing material impact on our ability to source finished goods and certain raw materials and component parts, and to our results of operations and financial position.  We continue working to lessen the financial impact of the tariffs through strategic ordering of products from our Chinese suppliers and shifting a larger portion of manufacturing of 1mL, 3mL, and EasyPoint® needles to our domestic manufacturing facility.

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

VanishPoint® syringe sales have historically comprised most of our sales. Syringe sales were 65.1%; 68.5%; and 78.3% of our revenues in 2025, 2024, and 2023. EasyPoint® products accounted for 31.2%; 27.1%; and 16.6% of sales in 2025, 2024, and 2023.

We believe domestic customers may have retained product provided for vaccination purposes in inventory, leading to a decrease in overall demand.  The extent to which these supplies still exist and the effect they have on future ordering patterns is difficult to estimate.

Overall demand may also be affected by public sentiment and acceptance of the safety and efficacy of vaccinations.  While some products in our catalog of products are unrelated to the administration of vaccines, changes in the acceptance of vaccinations could have a material impact on our business.

We currently have under development additional safety products that add to or build upon our current product line offering.  One such product has been submitted to the U.S. Food and Drug Administration (FDA) for review.  No products under development are expected to be commercially available in 2026.

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

Competitive Conditions

Our competitive position with respect to product acceptance and market share remains much the same as before the COVID-19 pandemic. From a business perspective, our competitive position has been made more difficult with the implementation of tariffs on products we import from China.  As of March 9, 2026, the prevailing tariff rate on most syringe and needle products imported from China was 120%.  Other products we import from China, which do not fall under the category of needles and syringes, are subject to a 20% tariff rate. We continue to face fierce competition from much larger and more established companies across the U.S. healthcare market.  While our products were widely used in the mass vaccination efforts during the COVID-19 pandemic, there is no assurance that we will be able to gain market share due to our relative size and presence in the overall U.S. healthcare market.

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

Employees

As of March 9, 2026, we had 201 employees. 195 of such employees were full-time employees. We provide equal employment opportunities to all employees and applicants for employment without regard to race, color, religion, gender, national origin, age, disability, marital status, ancestry, veteran status, workers’ compensation status or any other characteristic protected by federal, state, or local law. We have adopted a policy of zero tolerance for any form of unlawful discrimination or retaliation. We continue to evaluate current compensation rates and job descriptions with industry standard salary surveys to maintain competitive wages.

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

Recent Tariffs and Other Foreign Trade Policy Risks

We are subject to risks associated with foreign trade policy. In 2025, we used Chinese manufacturers to produce 62.6% of our products.

Tariffs on our products continue to have a material negative impact to our results of operations and financial position.  We are working to lessen the financial impact of the tariffs, including shifting a larger portion of manufacturing of 1mL, 3mL, and EasyPoint® needles to our domestic manufacturing facility.  Notwithstanding our efforts to shift the majority of our manufacturing to our domestic facility, we are still reliant on our Chinese manufacturers to provide products we are not able to manufacture.

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

We derived 15.8% of our revenues in 2025 from international sales. International sales, particularly in emerging market countries, are further subject to a variety of regulatory, economic, and political risks as well. Among the political risk we face with regard to international sales is the risk that our products may be subject to reciprocal tariffs in foreign countries in reaction to recently enacted and threatened tariffs by the U.S.  The overall risk to our successful efforts in international markets is unknown and difficult to predict.

We Are Concerned that Our Stock Price is Not Correlated with Value

As of December 31, 2025, our market capitalization was $23.1 million (based on a $0.77 per share closing price) and total stockholders’ equity was $74.4 million.  Our stock price reached a low of $0.62 per share in 2025 despite our strong balance sheet.  We are therefore concerned that our stock price is not correlated with our value.

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

Syringes comprised 65.1% of sales in 2025. When the patents of the VanishPoint® syringes and other products expire, we may experience a significant and rapid loss of sales, and our competitive position in the marketplace may weaken if other competitors use our technology. Such occurrences could have a material adverse effect on profitability.

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

In addition, ongoing innovation in pharmaceutical therapies, delivery methods, and clinical guidelines, including glucagon-like peptide 1 (“GLP 1”) based treatments and other long acting therapies, may alter traditional treatment patterns and reduce, delay, or change the use of insulin and other injectable therapies, which could result in lower demand for certain products or changes in the mix and volume of devices sold.  Any such changes could materially and adversely affect our net sales, margins, financial condition, results of operations, and cash flows.

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

For instance, Becton, Dickinson and Company (“BD”), a global company which we had previously considered our primary competitor, spun off a portion of its syringe, needle, and injection product division as Embecta Corp. (“Embecta”) in April 2022.  Embecta licenses existing BD intellectual property and has continued to use the BD branding on its products and is provided with certain other services by BD.  Embecta’s 2025 annual report indicated that the company had 1,850 employees, as compared to our workforce of 201 employees.  With resources greatly in excess of our own, we expect Embecta will be a formidable competitor.

We Are Controlled by One Shareholder

Thomas J. Shaw, our President and Chief Executive Officer, has investment or voting power over a total of 55.7% of the outstanding Common Stock as of March 9, 2026. Mr. Shaw therefore has the ability to direct our operations and financial affairs and significant influence to elect members of our Board of Directors. His interests may not always coincide with the Company’s interests or the interests of other stockholders. This concentration of ownership, for example, may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially adversely affect the market price of our Common Stock. The concentration of ownership may likewise influence Mr. Shaw’s continued employment and position as President, CEO, and Chairman of the Board.  Mr. Shaw’s rights under the Technology License Agreement, as the owner of the technology we produce, present similar conflicts of interest.

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

Additionally, as a public Texas corporation, we are generally prohibited from entering into a business combination with a person who acquires twenty percent or more of our stock for three years unless either: (1) the combination or acquisition is pre-approved by our Board; or (2) the combination is approved by affirmative vote of the shareholders of at least two-thirds of the outstanding voting shares entitled to vote, excluding the affiliated shareholder.  As such, independent of the rights granted to Mr. Shaw under the Amendment, as beneficial owner of 55.7% of our stock and Chairman of the Board, Mr. Shaw has considerable influence on all business combination decisions.

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

Geopolitical conflicts, including ongoing tensions in the Middle East, could disrupt our supply chain and limit the timely availability of components or finished goods, which could materially and adversely affect our results of operations and cash flows.

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

Vaccine Hesitancy Could Impact Demand

Overall demand may be affected by public sentiment and acceptance of the safety and efficacy of vaccinations.  While some products in our catalog of products are unrelated to the administration of vaccines, changes in the acceptance of vaccinations could have a material impact on our business.  In addition to public sentiment regarding vaccinations, U.S. public health policy and recommendations by the U.S. Centers for Disease Control and Prevention (CDC) may negatively impact demand for our products used in vaccine administration.

We Face Inherent Product Liability Risks

As a manufacturer and provider of safety needle products, we face an inherent business risk of exposure to product liability claims. Additionally, our success depends on the quality, reliability, and safety of our products and defects in our products could damage our reputation. If a product liability claim is made and damages are in excess of our product liability coverage, our competitive position could be weakened by the amount of money we could be required to pay to compensate those injured by our products. In the event of a recall, we have recall insurance.  Historically, we have not incurred a negative material impact from product recalls of our products.  We and our contract manufacturers adhere to stringent quality control standards and processes to ensure that our products are of the highest quality and remain safe and effective.  The safety of healthcare workers and patients remains our highest priority.

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

We May Experience Losses in Our Investment Account

Our investment portfolio is subject to market risk. As a result, the value and liquidity of our cash equivalents and marketable securities could fluctuate substantially. Likewise, our other income and expenses could vary materially depending on gains or losses realized on the sale or exchange of investments and other factors. Increased volatility in the financial markets and overall economic uncertainty could increase the risk that actual amounts realized on our investments may differ from the fair values currently assigned to them. Because 24.1% of our total assets are invested in the market, fluctuations in market values could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

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

Cybersecurity risks are integrated into our enterprise risk management framework and considered alongside other operational and financial risks during decision-making processes. The Information Security Officer (ISO) reports directly to the Chief Financial Officer (CFO) and regularly briefs the executive team on cybersecurity risks and mitigation strategies. Our ISO has 20 years of Chief Information Security Officer (CISO) experience and has served in IT leadership roles for multiple organizations.  He specializes in cybersecurity and disaster recovery.  Strengthened by SANS LDR512 and LDR514 training, he provides the strategic frameworks and digital expertise needed to navigate complex enterprise security landscapes.  We engage independent cybersecurity firms to conduct penetration testing, vulnerability assessments, and security audits of our IT and OT infrastructure. We also use external expertise for incident response support and regulatory compliance guidance. We conduct thorough cybersecurity risk assessments of all third-party vendors before onboarding, evaluating their security controls, data handling practices, and incident response capabilities. We require vendors to sign contracts that mandate adherence to specific cybersecurity standards and data privacy regulations. We conduct ongoing monitoring of vendor security posture and require them to promptly report any security incidents.

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

Item 2. Properties.

Our headquarters are located at 511 Lobo Lane, on 35 acres, which we own, overlooking Lake Lewisville in Little Elm, Texas. The headquarters are in good condition and houses our administrative offices and manufacturing facility. The manufacturing facility produced approximately 37.4% of the units that were manufactured in 2025.  Since 2020, we have significant additional domestic production capacity for some of our products, primarily vaccination syringes and needles associated with the TIA.  However, we do not currently have the necessary equipment to produce every product we offer and may continue to rely on our international manufacturers to supply those products, incurring the cost of import tariffs.

A loan in the original principal amount of approximately $4,210,000 is secured by our land and buildings. See Note 9 to our financial statements for more information.

In the opinion of Management, the property and equipment are suitable for their intended use and are adequately covered by an insurance policy.

Item 3. Legal Proceedings.

As of March 9, 2026, we were not a party to or subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our Common Stock has been listed on the NYSE American (or its predecessor entities) under the symbol “RVP” since May 4, 2001.  The closing market price on March 9, 2026 was $0.66 per share.

SHAREHOLDERS

As of March 9, 2026, there were 34,024,304 shares of Common Stock issued, of which 4,087,145 shares were held in treasury.  There were 135 shareholders of record, not including Cede & Co. participants or beneficial owners thereof.

DIVIDENDS

We have not ever declared or paid any dividends on the Common Stock. We have no current plans to pay any cash dividends on the Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information relating to our equity compensation plans as of December 31, 2025:

Equity Compensation Plan Information

		Weighted	Number of securities
		average exercise	remaining available for
	Number of securities	price of	future issuance under
	to be issued upon	outstanding	equity compensation
	exercise of	options,	plans (excluding
	outstanding options,	warrants and	securities reflected in
	warrants and rights	rights	column(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	122,150	$1.91	2,000,000
Total	122,150	$1.91	2,000,000

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return for our Common Stock (RVP) from December 31, 2020 to December 31, 2025, to the total returns for the Russell Microcap® and the Dow Jones U.S. Select Medical Equipment Index (DJSMDQ).  The graph assumes an investment of $100 in the aforementioned equities as of December 31, 2020, and that all dividends are reinvested.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

Item 6. Reserved.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, tariffs, material changes in demand, our ability to maintain liquidity, our maintenance of patent protection, our ability to maintain favorable third party manufacturing and supplier arrangements and relationships, foreign trade risk, our ability to access the market, production costs, the impact of larger market players in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

Overview

We have been manufacturing and marketing our products since 1997.  Syringes comprised 65.1% of our sales in 2025. EasyPoint® products accounted for 31.2% of sales in 2025 and other products, including our IV safety catheter and blood collection products were 3.7% of our total product sales in 2025.

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

On September 13, 2024, the Office of the U.S. Trade Representative (“USTR”) revealed final adjustments to increase tariffs on certain goods imported from China under Section 301 (“Section 301”) of the Trade Act of 1974 (“Trade Act”).  Among those products included were syringes and needles, at a rate of 100%.  Beginning in early 2025 and throughout much of the year, additional widespread tariffs were imposed on most products imported into the U.S. citing authority under the International Emergency Economic Powers Act (“IEEPA”).  Those tariffs were in addition to the Section 301 tariffs which existed at the time.  Throughout 2025, the prevailing tariff rates on various products and certain countries of origin, including many of our products, fluctuated greatly.  These fluctuations negatively impacted our ability to predict the cost of importing certain goods or groups of goods and negatively impacted our business.  In February 2026, the U.S. Supreme Court ruled that the President’s use of IEEPA to impose reciprocal tariffs exceeded his authority and that the IEEPA tariffs must be vacated.  Looking forward after the Supreme Court’s ruling, the 2024 Section 301 tariff of 100% on syringes and needles from China remains unchanged.  Additionally, following the Supreme Court’s ruling on the tariffs imposed under IEEPA, effective February 20, 2026 a 10% ad valorem duty went into effect under Section 122 of the Trade Act, which is in addition to the above-mentioned Section 301 tariffs.

As of March 9, 2026, the prevailing tariff rate on most syringe and needle products imported from China was 120%.  Other products we import from China, which do not fall under the category of needles and syringes, are subject to a 20% tariff rate.  As foreign trade policy continues to evolve, including the impact of the Supreme Court’s ruling, uncertainty as to future tariff rates and affected products remains.  Tariffs are expected to have a continuing material impact on our ability to source finished goods and certain raw materials and component parts, and to our results of operations and financial position.  We continue working to lessen the financial impact of the tariffs through strategic ordering of products from our Chinese suppliers and shifting a larger portion of manufacturing of 1mL, 3mL, and EasyPoint® needles to our domestic manufacturing facility.

While we have manufacturing capabilities to manufacture most of the products we currently sell domestically, some of our products are sourced exclusively from China.  We obtained 62.6%  of our products from our manufacturers in China in 2025, most of which are impacted by the tariffs, however, a portion was shipped directly to international customers, on which no tariffs were assessed.  Tariffs are expected to continue to have a material impact to our results of operations and financial position. Approximately $1.8 million was incurred in tariff expense in 2025.  We are working to lessen the financial impact of the tariffs, including shifting a larger portion of manufacturing of 1mL, 3mL, and EasyPoint® needles to our domestic manufacturing facility.  We implemented reductions in force in the second and third quarters of 2025 in both manufacturing and non-manufacturing functions.

We have recently adapted some equipment to increase our domestic manufacturing capabilities. The adaptations to existing equipment will allow us to produce 0.5 mL syringes domestically.  Once operational, we will no longer rely on imports for these products.  We currently anticipate that commercial quantities will become available, as market demand necessitates, in the second half of 2026.

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

Over the past several years, we have experienced certain cost increases in raw materials.  Those costs primarily affected our domestic manufacturing because the finished goods we purchased from China were subject to a long-term fixed price contract.  Sensitivity to cost fluctuations is likely to become more pronounced as we transition away from production under such a fixed price contract.  Other factors that could affect our unit costs include tariffs, supplier cost increases, increases in workforce costs associated with increased domestic production, and changing production volumes.  Increases in costs may not be recoverable through price increases of our products.

We believe domestic customers retained products provided for vaccination purposes in inventory.  Customers have reported that demand was diminished due to their remaining syringe inventory. It is difficult to estimate how much, if any, of the remaining inventory might still remain in the market.

As detailed in Note 4 to the financial statements, we held $34.4 million in debt and equity securities as of December 31, 2025, which represented 24.1% of our total assets.

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

The unrealized loss on debt and equity securities was $5.0 million due to the decreased market values of those securities; however, we realized gain on the sale of equity securities of $5.6 million.

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

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements. All period references are to our fiscal years ended December 31, 2025 and 2024. Dollar amounts have been rounded for ease of reading.

Comparison of Year Ended

December 31, 2025 and Year Ended December 31, 2024

Domestic sales accounted for 84.2% and 88.9% of the revenues in 2025 and 2024, respectively. Domestic revenues increased 9.7% principally due to an increase in VanishPoint® and EasyPoint® needle sales.  Domestic unit sales increased 3.6%.  Domestic unit sales were 73.7% of total unit sales for 2025.  International revenues increased 64.0%, primarily driven by higher EasyPoint® needle sales, while international unit volume increased 164.7%. Revenue growth was lower than unit growth due to discounted pricing on international units, which had a negative impact on gross margin.   Overall unit sales increased 23.3% and our overall revenues increased by 15.8%.  There is uncertainty as to the timing of future international orders.

Cost of manufactured product increased 12.7%. Royalty expense increased 6.6% due to the associated increase in gross sales.

Approximately $1.8 million was incurred in tariff expense in 2025.  These costs are included in Cost of manufactured product.

As a result of the above, gross profit margins increased from (3.1)% in 2024 to 0.1% in 2025.

Operating expenses increased 5.7%, primarily due to an impairment charge of $954 thousand and increased sales and marketing expenses due to increased headcount.  The impairment charge of $954 thousand was primarily related to older syringe and tooling equipment.

The loss from operations was $21.2 million as compared to a loss from operations of $21.1 million in 2024.

The unrealized loss on debt and equity securities in 2025 was $5.0 million due to the decreased market values of those securities.  A $5.6 million gain was realized from the sale of debt and equity securities in 2025.

The provision for income taxes was $291 thousand as compared to a provision for income taxes of $8.4 million as for 2024.  The difference is primarily related to fully reserving our deferred tax asset in the second quarter of 2024.

A comparison of the results of operations for the years ended December 31, 2024 and December 31, 2023 is omitted from this discussion. Such comparison was included in our Annual Report on Form 10-K filed with the SEC on March 28, 2025 in Item 7 of Part II thereof.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow used by operations was $7.1 million in 2025 due to a number of factors. Aside from the various reconciling items used in determining the overall use of cash, our net loss for the year was the predominant factor.  We recognized approximately $6.0 million in other income from the TIA. Changes in working capital also impacted cash flows from operating activities.  Accounts receivable increased by $451 thousand, inventories increased by $197 thousand, and accounts payable decreased by $1.0 million.

Cash flow from investing activities was $6.0 million in 2025 due primarily to the sale of $37.1 million in debt and equity securities.

Cash used by financing activities was $567 thousand for 2025. This was primarily due to repayments of long-term debt and payment of preferred stock dividends.

We have historically funded operations primarily from the proceeds from revenues, private placements, litigation settlements, and loans. We may fund operations going forward from revenues, cash reserves, and investments in trading securities should the need to access those funds arise.

The imposition of tariffs on our products will continue to have a material effect on our operating results and liquidity.  Recent capital improvements and increases to our manufacturing workforce will also increase expenses in the near term as a result of the tariffs and our expected increase in domestic manufacturing.  The conversion of existing equipment plus the purchase of additional molds to produce 0.5 mL syringes which have never been produced domestically  cost approximately $1 million in 2025.  Those products accounted for roughly 11% of our overall domestic unit sales and 10.1% of our domestic syringe unit sales in 2025.

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

Our margins have experienced significant fluctuations over the past two years.  Most recently, our margins have faced negative pressure from numerous factors.  The tariffs enacted in 2024-2026 have had a direct negative impact on products we import from China to date.  In reaction to the tariffs, we have acted to increase our domestic production and reduce, to the extent possible, our reliance on imports.  While we believe these efforts will enable us to avoid some of the impact of the tariffs, we will be forced to import the products we are unable to produce in the U.S.  As we work to increase our domestic production and achieve manufacturing efficiencies, we expect to incur higher manufacturing costs in the near term but will continue to work to minimize our reliance on imported products.

Cash Requirements

We believe we will have adequate means to meet our short-term needs to fund operations for at least 12 months from the date of issuance of the financial statements. Besides cash reserves, we also have access to our investments which may be liquidated in the event that we need to access the funds for operations.  Expected short-term uses of cash include payroll and benefits, royalty expense, inventory purchases, tariffs, contractual obligations, payment of income taxes, quarterly preferred stock dividends, and other operational priorities. Our year-end liabilities are detailed in our financial statements, including Notes 7, 8 and 9 to the financial statements.  We believe we will have adequate means to meet our currently foreseeable long-term liquidity needs, although the tariffs and our costs related to an increase in domestic manufacturing will increase our expenses materially.  For the next 1-3 years, we believe our liquidity will decline materially, but we expect that we may be able to satisfy our long-term cash requirements using a combination of cash and liquidation of our investments. If cash needs cannot be met using existing cash and investments, management would reduce operational costs, similar to reductions in administrative support in the second quarter of 2025. In the event that the foregoing is insufficient, we may liquidate certain assets.

Capital Resources

As of December 31, 2025, there were no commitments for material capital expenditures.

CRITICAL ACCOUNTING ESTIMATES

We are responsible for developing estimates for amounts reported as assets and liabilities, and revenues and expenses in conformity with U.S. generally accepted accounting principles (“GAAP”).  Those estimates require that we develop assumptions of future events based on past experience and expectations of economic factors.  Among the more critical estimates management makes is the estimate for customer rebates.  The amount reported as a contractual allowance for rebates involves examination of past historical trends related to our sales to distributors and the related credits issued once our distributors have satisfied their contractual obligations.  The estimate includes consideration of historical redemption rates, discount rates, and a combination of estimated distributor inventories based on tracking information provided by the distributors or if known, inventory turnover rates.  The establishment of a liability for future claims of rebates against sales in the current period requires that we have an understanding of the relevant sales with respect to product categories, sales distribution channels, and the likelihood of contractual obligations being satisfied.  We examine the results of estimates against actual results historically and use the determination to further develop our basis for assumptions in future periods, as well as the accuracy of past estimates.  Based on distributors’ purchasing and claiming rebates practices, we do not expect significant changes to the current inputs and assumption used in the estimate calculations.  While we believe that we have sufficient historical data, and a firm basis for establishing reserves for contractual obligations, there is an inherent risk that our estimates and the underlying assumptions may not reflect actual future results.  In the event that these estimates and/or assumptions are incorrect, adjustments to our reserves may have a material impact on future results. As of December 31, 2025, we estimate that the total potential future credits to be issued as a result of prior purchases which have not yet been claimed is $2.4 million.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

RETRACTABLE TECHNOLOGIES, INC.

FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2025 and 2024

RETRACTABLE TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Retractable Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Retractable Technologies, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition - Rebates

As described in Note 2 to the financial statements, the Company’s estimated contractual pricing allowances for rebates at December 31, 2025 is $2.4 million. The Company recognizes revenue when it has satisfied all performance obligations to the customer. Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances. Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports, which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports. Once rebates are issued, they are applied against the customer’s receivable balance. The amount reported as a contractual allowance for rebates involves examination of historical trends related to sales to the Company’s customers and the related credits issued once contractual obligations of the customers have been met. The establishment of a contractual pricing allowance for rebates requires that the Company has an understanding of the relevant sales with respect to product categories, sales distribution channels, and the likelihood of contractual obligations being satisfied.

We identified management’s estimates of contractual pricing allowances for rebates as a critical audit matter. Auditing the estimated contractual pricing allowances at period end involved significant audit effort, as well as especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements.  Our audit procedures related to the matter included the following, among others:

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

/s/ Baker Tilly US, LLP

Dallas, Texas

March 27, 2026

We have served as the Company’s auditor since 2016.

RETRACTABLE TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,588,625	$4,235,388
Accounts receivable, net	7,904,120	7,786,697
Investments in debt and equity securities, at fair value	34,382,808	40,328,308
Inventories	17,188,397	19,189,753
Income taxes receivable	308,106	978,851
Other current assets	711,274	753,062
Total current assets	63,083,330	73,272,059

Property, plant, and equipment, net	79,180,049	87,348,518
Other assets	366,910	103,625
Total assets	$142,630,289	$160,724,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,339,797	$4,290,588
Current portion of long-term debt	365,277	332,480
Accrued compensation	762,213	1,073,357
Dividends payable	1,417,438	1,417,437
Accrued royalties to shareholder	748,213	789,358
Other accrued liabilities	957,409	873,254
Income taxes payable	7,345	4,442
Total current liabilities	9,597,692	8,780,916

Other long-term liabilities - TIA	58,127,212	63,872,553
Long-term debt, net of current maturities	530,368	900,042
Total liabilities	68,255,272	73,553,511

Stockholders’ equity:
Preferred stock, $1 par value:
Class B; authorized: 5,000,000 shares
Series II, Class B convertible; 156,200 shares outstanding at December 31, 2025 and 2024 (liquidation preference of $1,952,500)	156,200	156,200
Series III, Class B convertible; 74,245 shares outstanding at December 31, 2025 and 2024 (liquidation preference of $928,063)	74,245	74,245
Common Stock, no par value; authorized: 100,000,000 shares; 34,024,304 shares issued and 29,937,159 shares outstanding at December 31, 2025 and 2024	—	—
Additional paid-in capital	73,160,333	73,160,333
Retained earnings	13,872,917	26,668,591
Common stock in treasury – at cost (4,087,145 shares at December 31, 2025 and 2024)	(12,888,678)	(12,888,678)
Total stockholders’ equity	74,375,017	87,170,691
Total liabilities and stockholders’ equity	$142,630,289	$160,724,202

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024	2023
Sales, net	$38,266,211	$33,049,533	$43,596,926
Cost of sales:
Cost of manufactured product	35,106,047	31,158,190	30,894,985
Royalty expense to shareholder	3,113,118	2,919,519	3,594,130
Total cost of sales	38,219,165	34,077,709	34,489,115
Gross profit (loss)	47,046	(1,028,176)	9,107,811

Operating expenses:
Sales and marketing	6,819,825	5,848,164	5,706,483
Research and development	675,567	673,944	581,172
General and administrative	12,772,469	13,555,283	14,308,365
Impairment of assets	954,366	—	—
Total operating expenses	21,222,227	20,077,391	20,596,020
Loss from operations	(21,175,181)	(21,105,567)	(11,488,209)

Other income - TIA	5,951,516	5,900,985	6,223,891
Unrealized gain (loss) on debt and equity securities	(5,035,991)	10,806,320	(10,521,166)
Gain on trading debt and equity securities	5,626,262	—	5,574,792
Litigation proceeds	1,900,000	—	—
Interest and other income	547,361	1,000,428	1,446,661
Interest expense	(87,904)	(122,500)	(152,166)
Net loss before income taxes	(12,273,937)	(3,520,334)	(8,916,197)
Provision (benefit) for income taxes	291,293	8,366,190	(1,905,161)
Net loss	(12,565,230)	(11,886,524)	(7,011,036)
Preferred Stock dividend requirements	(230,444)	(230,444)	(231,946)
Net loss applicable to common shareholders	$(12,795,674)	$(12,116,968)	$(7,242,982)

Basic loss per share	$(0.43)	$(0.40)	$(0.24)

Diluted loss per share	$(0.43)	$(0.40)	$(0.24)

Weighted average common shares outstanding:
Basic	29,937,159	29,937,159	29,937,159
Diluted	29,937,159	29,937,159	29,937,159

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series II Class B		Series III Class B		Common		Additional Paid-		Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Retained Earnings	Stock	Total

Balance as of December 31, 2022	156,200	156,200	76,245	76,245	29,937,159	—	73,164,501	46,028,541	(12,888,678)	106,536,809

Redemption	—	—	(2,000)	(2,000)	—	—	(4,168)	—	—	(6,168)

Dividends	—	—	—	—	—	—	—	(231,946)	—	(231,946)

Net loss	—	—	—	—	—	—	—	(7,011,036)	—	(7,011,036)

Balance as of December 31, 2023	156,200	156,200	74,245	74,245	29,937,159	—	73,160,333	38,785,559	(12,888,678)	99,287,659

Dividends	—	—	—	—	—	—	—	(230,444)	—	(230,444)

Net loss	—	—	—	—	—	—	—	(11,886,524)	—	(11,886,524)

Balance as of December 31, 2024	156,200	$156,200	74,245	$74,245	29,937,159	$—	$73,160,333	$26,668,591	$(12,888,678)	$87,170,691

Dividends	—	—	—	—	—	—	—	(230,444)	—	(230,444)

Net loss	—	—	—	—	—	—	—	(12,565,230)	—	(12,565,230)

Balance as of December 31, 2025	156,200	$156,200	74,245	$74,245	29,937,159	$—	$73,160,333	$13,872,917	$(12,888,678)	$74,375,017

See accompanying notes to financial statements

RETRACTABLE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2025	2024	2023
Cash flows from operating activities
Net loss	$(12,565,230)	$(11,886,524)	$(7,011,036)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation and amortization	7,765,990	7,569,946	7,527,227
Net unrealized loss (gain) on investments	5,035,991	(10,806,320)	10,521,166
Realized loss on investments	(5,626,262)	—	(5,574,792)
Impairment of assets	954,366	—	—
Accreted interest	—	—	9,157
Bond amortization	(1,100)	(1,024)	(970)
Deferred taxes	—	8,392,030	(1,873,367)
Provision for credit losses	333,731	571,682	626,940
Inventory obsolescence adjustment	2,198,831	—	175,355
Other income - TIA	(5,951,516)	(5,900,985)	(6,223,891)
(Increase) decrease in operating assets:
Accounts receivable	(451,154)	2,313,342	(6,463,542)
Inventories	(197,474)	(1,608,385)	2,927,445
Other current assets	41,788	199,606	313,848
Income taxes receivable	670,745	176,226	9,464,758
Other assets	(279,528)	48,439	32,460
Increase (decrease) in operating liabilities:
Accounts payable	1,049,209	(488,447)	(1,625,890)
Accrued liabilities	(45,668)	(136,262)	807
Income taxes payable	2,903	(360)	(58,827)
Net cash (used in) from operating activities	(7,064,378)	(11,557,036)	2,766,848

Cash flows from investing activities
Principal payments on finance lease obligation	(16,290)	—	—
Purchase of property, plant, and equipment	(535,644)	(1,439,943)	(852,979)
Purchase of debt and equity securities	(30,535,868)	(899,750)	(68,481,490)
Proceeds from the sales of debt and equity securities	37,072,738	6,000,000	58,572,186
Net cash from (used in) investing activities	5,984,936	3,660,307	(10,762,283)

Cash flows from financing activities
Repayments of long-term debt	(336,877)	(304,988)	(281,866)
Proceeds from Technology Investment Agreement (TIA)	—	—	2,563,229
Payment of preferred stock repurchase payable	—	—	(1,101,110)
Payment of preferred stock dividends	(230,444)	(230,445)	(232,445)
Redemption of preferred stock	—	—	(6,168)
Net cash from (used in) financing activities	(567,321)	(535,433)	941,640

Net decrease in cash and cash equivalents	(1,646,763)	(8,432,162)	(7,053,795)
Cash and cash equivalents at:
Beginning of period	4,235,388	12,667,550	19,721,345
End of period	$2,588,625	$4,235,388	$12,667,550

Supplemental schedule of cash flow information:
Interest paid	$87,904	$122,500	$161,322

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$57,611	$57,611	$57,611
Redemption price payable	$—	$6,000	$6,000
Lease liabilities arising from obtaining right-of-use asset	$324,287	$—	$—

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

Accounts receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  The Company’s allowance for credit losses is primarily determined by review of specific trade receivables based on historical collection rates and specific knowledge regarding the current creditworthiness of the customers.  Those accounts that are doubtful of collection are included in the allowance.  The Company considers historical experience, the current economic environment, customer credit ratings or bankruptcies, legal disputes, collections on past due amounts, pricing discrepancies, and reasonable and supportable forecasts to develop its allowance for credit losses. Management reviews these factors quarterly to determine if any adjustments are needed to the allowance. Trade receivables are charged off when there is certainty as to their being uncollectible.  Trade receivables are considered delinquent when payment has not been made within contract terms.  The allowance for credit losses was $187 thousand and $668 thousand as of December 31, 2025 and 2024, respectively.

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

Management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time to sell such inventory, the shelf life of inventory, and current market conditions when determining excess or obsolete inventories.  Once inventory items are deemed to be either excess or obsolete, they are written down to their net realizable value.  For the year ended December 31, 2025, the Company recorded inventory write-downs of approximately $2.2 million.  These amounts are included in Cost of sales in the Statements of Operations.  For the year ended December 31, 2024, inventory write-downs were not material. These write-downs were primarily related to certain product lots approaching their expiration dates.

Investments in debt and equity securities

In the periods presented, the Company held mutual funds, debt, and equity securities as investments.  These assets were held as trading securities and are carried at fair value as of the date of the Balance Sheets.  Net unrealized and realized gains or losses on these investments are reflected separately on the Statements of Operations.  Realized gains or losses on investments are recognized using the specific identification method.

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

The Company's property, plant, and equipment primarily consists of buildings, land, assembly equipment, molding machines, molds, office equipment, furniture, and fixtures. Depreciation and amortization are calculated using the straight-line method over the following useful lives:

Production equipment	3 to 13 years
Office furniture and equipment	3 to 10 years
Buildings	39 years
Building improvements	5 to 15 years

Long-lived assets

The Company assesses the recoverability of long-lived assets when indicators of impairments are present using an assessment of the estimated undiscounted future cash flows related to such assets.  In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, the assets will be adjusted for impairment to a level commensurate with fair value determined using a discounted cash flow analysis or appraised values of the underlying assets.

During 2025, the Company recognized an impairment charge of $954 thousand associated with certain long-term assets.  These assets primarily included older manufacturing equipment that had not been placed in service and were replaced by newer, higher-efficiency equipment acquired under the TIA contract.  No cash flows are expected to be generated by these assets.  Accordingly, the Company reduced the carrying value of these assets to an estimated fair value of zero.  The impairment charge is included in Operating expenses in the Statements of Operations.

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

Financial instruments

The Company estimates the fair value of financial instruments through the use of public market prices, quotes from financial institutions, and other available information.  Judgment is required in interpreting data to develop estimates of fair value and, accordingly, amounts are not necessarily indicative of the amounts that could be realized in a current market exchange.  Short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on Management’s estimates, equals their recorded values.  Investments in debt and equity securities have consisted primarily of individual equity securities and mutual funds and are reported at their fair value based upon quoted prices in active markets. The fair value of long-term liabilities, based on Management’s estimates, approximates their reported values.

Concentration risks

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash, cash equivalents, certificates of deposit, exchange-traded and closed-end funds, mutual funds, equity securities, and/or accounts receivable. Cash balances, some of which exceed federally insured limits, are maintained in financial institutions; however, Management believes the institutions are of high credit quality. The majority of accounts receivable are due from companies that are well-established entities.  The Company assesses market risk in equity securities through consultation with its outside investment advisors.  Management is responsible for directing investment activity based on current economic conditions. Management considers any exposure from concentrations of credit risks to be limited.

The following table reflects the Company’s significant customers in 2025, 2024, and 2023:

	Years Ended December 31,
	2025	2024	2023
Number of significant customers	3	3	4
Aggregate dollar amount of net sales to significant customers	$20.6 million	$17.8 million	$25.9 million
Percentage of net sales to significant customers	53.9%	53.8%	61.3%

The Company manufactures some of its products in Little Elm, Texas, as well as utilizing manufacturers in China.  The Company obtained roughly 62.6% of its products in 2025 from its Chinese manufacturers.  Purchases from Chinese manufacturers aggregated 83.9% and 88.4% of products in 2024 and 2023, respectively.  In the event that the Company becomes unable to purchase product from its Chinese manufacturers or produce those products domestically, the Company may need to find an alternate manufacturer for the blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes. Even with increased domestic production, the Company may not be able to avoid a disruption in supply.

On September 13, 2024, the Office of the U.S. Trade Representative (“USTR”) revealed final adjustments to increase tariffs on certain goods imported from China under Section 301 (“Section 301”) of the Trade Act of 1974 (“Trade Act”).  Among those products included were syringes and needles, at a rate of 100%.  Beginning in early 2025 and throughout much of the year, additional widespread tariffs were imposed on most products imported into the U.S. citing authority under the International Emergency Economic Powers Act (“IEEPA”).  Those tariffs were in addition to the Section 301 tariffs which existed at the time.  Throughout 2025, the prevailing tariff rates on various products and certain countries of origin, including many of the Company’s products, fluctuated greatly.  These fluctuations negatively impacted the Company’s ability to predict the cost of importing certain goods or groups of goods and negatively impacted the Company’s business.  In February 2026, the U.S. Supreme Court ruled that the President’s use of IEEPA to impose reciprocal tariffs exceeded his authority and that the IEEPA tariffs must be vacated.  Looking forward after the Supreme Court’s ruling, the 2024 Section 301 tariff of 100% on syringes and needles from China remains unchanged.  Additionally, following the Supreme Court’s ruling on the tariffs imposed under IEEPA, effective February 20, 2026 a 10% ad valorem duty went into effect under Section 122 of the Trade Act, which is in addition to the above-mentioned Section 301 tariffs.

As of March 9, 2026, the prevailing tariff rate on most syringe and needle products imported from China was 120%.  Other products the Company imports from China, which do not fall under the category of needles and syringes, are subject to a 20% tariff rate.  As foreign trade policy continues to evolve, including the impact of the Supreme Court’s ruling, uncertainty as to future tariff rates and affected products remains.  Tariffs are expected to have a continuing material impact on the Company’s ability to source finished goods and certain raw materials and component parts, and to its results of operations and financial position.  The Company plans to continue working to lessen the financial impact of the tariffs through strategic ordering of products from Chinese suppliers and shifting a larger portion of manufacturing of 1mL, 3mL, and EasyPoint® needles to its domestic manufacturing facility.

Revenue recognition

The Company recognizes revenue when control of performance obligations passes to the customer, generally when the product ships.  Payments from customers with approved credit terms are typically due 30 days from the invoice date.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports. When rebates are issued, they are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company. If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor. One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company. The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Balance Sheets and deducted from Revenues in the Statements of Operations.  Accounts payable included estimated contractual allowances for $2.4 million and $2.1 million as of December 31, 2025 and 2024, respectively. The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  End-users do not receive any contractual allowances on their purchases.  Any product shipped or distributed for evaluation purposes is expensed.

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

The Company periodically recognizes revenue from licensing agreements of its intellectual property. Such licensing agreements provide the licensee with right to use the Company’s intellectual property.  The Company accounts for revenue generated under these licensing agreements in accordance with ASC 606.  A license may be perpetual or time limited in its application. The Company has concluded that its licensing agreement is distinct as the customer can benefit from the license on their own. In accordance with ASC 606, the licensing agreement is considered functional as it is without professional services, updates and technical support. The Company has determined that the current licensing agreement is sales-based or usage-based as defined in ASC 606.  In accordance with ASC 606, the Company recognizes revenue from sales-based or usage-based license at the later of a) subsequent sale or usage occurrence or b) the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied).  The Company recognized no licensing fees for the year ended December 31, 2025.  The Company recognized $189 thousand and $778 thousand in licensing fees for years ended December 31, 2024 and 2023, respectively. If the Company licenses its products for sale and the customers of the sublicensee are not known to the Company, the Company is obligated to pay Thomas J. Shaw, the owner of certain patented technology, fifty percent (50%) of such revenue pursuant to the terms of the Technology License Agreement between the Company and Mr. Shaw.

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the year ended December 31, 2025:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$21,082,703	1,344,293	9,779,025	30,878	$32,236,899
North and South America sales (excluding U.S.)	3,185,850	—	1,874,848	—	5,060,698
Other international sales	641,403	25,698	288,764	12,749	968,614
Total	$24,909,956	$1,369,991	$11,942,637	$43,627	$38,266,211

	For the year ended December 31, 2024:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$19,491,747	1,259,289	8,595,794	27,315	$29,374,145
North and South America sales (excluding U.S.)	1,895,393	96	59,040	6,240	1,960,769
Other international sales	1,242,748	166,222	293,352	12,297	1,714,619
Total	$22,629,888	$1,425,607	$8,948,186	$45,852	$33,049,533

	For the year ended December 31, 2023:
		Blood
		Collection	EasyPoint®	Other	Total
Geographic Segment	Syringes	Products	Needles	Products	Revenue
U.S. sales (excluding U.S. government)	$26,119,940	1,414,783	7,031,798	33,233	$34,599,754
North and South America sales (excluding U.S.)	5,858,726	—	—	226,440	6,085,166
Other international sales	2,176,674	511,788	216,944	6,600	2,912,006
Total	$34,155,340	$1,926,571	$7,248,742	$266,273	$43,596,926

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

As of December 31, 2025, Management concluded that an $11.6 million valuation allowance is needed on the net deferred tax asset. As of December 31, 2024, such valuation allowance was $9.1 million.

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

The calculation of diluted EPS under the treasury stock method included the following shares in 2025, 2024, and 2023:

	Years Ended December 31,
	2025	2024	2023
Common stock underlying issued and outstanding stock options	—	—	15,040
	—	—	15,040

Preferred stock was excluded from the calculation of diluted EPS because the effect was antidilutive.

The potential dilution, if any, is shown on the following schedule:

	Years Ended December 31,
	2025	2024	2023
Net loss	$(12,565,230)	$(11,886,524)	$(7,011,036)
Preferred stock dividend requirements	(230,444)	(230,444)	(231,946)
Loss applicable to common shareholders	$(12,795,674)	$(12,116,968)	$(7,242,982)
Average common shares outstanding	29,937,159	29,937,159	29,937,159
Average common and common equivalent shares outstanding — diluted	29,937,159	29,937,159	29,937,159
Basic loss per share	$(0.43)	$(0.40)	$(0.24)
Diluted loss per share	$(0.43)	$(0.40)	$(0.24)

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

Self-insured employee benefit costs

The Company self-insures certain health insurance benefits for its employees under certain policy limits. The Company has additional coverage provided by an insurance company for any individual with claims in excess of $110,000 and/or total plan claims in excess of $1.7 million for the plan year.

Research and development costs

Research and development costs are expensed as incurred.

Leases

The Company determines if an arrangement is a lease at inception. Operating and finance leases are included in Other assets, Other accrued liabilities, and Other long-term liabilities on the Balance Sheets. Right of use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the incremental borrowing rate based on information available at the commencement date was used in determining the present value of lease payments.

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

Finance leases that transfer substantially all the risks and rewards of ownership are amortized over the shorter of the lease term or the useful life of the underlying asset. Lease payments for finance leases are allocated between interest expense on the lease liability and reduction of the lease liability using the effective interest method. The present value of lease payments is determined using the lease’s implicit rate, if it is determinable, otherwise, the Company uses its incremental borrowing rate at lease commencement.

Technology Investment Agreement (TIA)

Effective July 1, 2020, the Company entered into a Technology Investment Agreement (“TIA”) with the United States Government Department of Defense, U.S. Army Contracting Command-Aberdeen Proving Ground, Natick Contracting Division & Edgewood Contracting Division (ACC-APG, NCD & ECD) on behalf of the Biomedical Advanced Research and Development Authority (BARDA), as amended, for $81,029,518 in government funding for expanding the Company’s domestic production of needles and syringes. At the request of the US government, the TIA was transferred to a successor agreement, identified as Other Transaction Agreement in April 2023.  Such agreement contains no additional requirements and, for the purposes of this report, the agreement shall continue to be referred to herein as the “TIA”.  Under this agreement, the Company has made significant additions to its facilities which allow the Company to increase domestic production capacity.  For further explanation, please refer to Note 10 – Technology Investment Agreement.

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

Recently Adopted Pronouncements

In December of 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The updated accounting guidance improves transparency of income tax disclosures, including the disaggregation of existing disclosures related to the effective tax rate reconciliation and income taxes paid. ASU No. 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted.  For all other entities, it is effective for annual periods beginning after December 15, 2025.   Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance.   Prospective application is required, with retrospective application permitted. The Company adopted ASU 2023-09 for the fiscal year beginning January 1, 2025 on a prospective basis. The adoption did not have a material impact on Company’s financial statements.

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

Recently Issued Pronouncements

In November 2024, the FASB issued ASU 2024-03,  "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." This update enhances the requirements for public companies to provide more detailed and structured disclosures of their expenses, aiming to improve transparency in financial reporting. The new guidance is effective for fiscal reporting periods beginning after December 15, 2026, and for interim periods starting after December 15, 2027. Early adoption is permitted for fiscal financial statements that have not yet been issued or made available for issuance.  Companies can choose to apply the amendment either prospectively to periods beginning after the effective date or retrospectively to prior periods presented in their financial statements. The Company is evaluating the adoption of the amendments and the potential impact it may have, if any, on its financial statements.  Refer to Note 18 - Segment Information for required disclosures.

In December 2025, the Financial Accounting Standards Board issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements. This update is intended to clarify and improve the guidance within Topic 270, including the form and content of interim financial statements and related disclosure requirements. The update also emphasizes the need to disclose material events and changes in circumstances occurring since the end of the most recent annual reporting period. The guidance is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the potential impact this guidance may have on its financial statements and disclosures.

In December 2025, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2025-12, Codification Improvements. This update includes various technical corrections, clarifications, and other minor improvements intended to enhance the consistency and usability of the FASB Accounting Standards Codification. The amendments affect multiple topics within the Codification but are not expected to significantly change existing accounting conclusions. The guidance is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2025-12 may have on its financial statements and related disclosures.

3.   INVENTORIES

Inventories consist of the following:

	December 31, 2025	December 31, 2024
Raw materials	$3,586,275	$3,980,650
Finished goods	13,602,122	15,209,103
	$17,188,397	$19,189,753

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

The Company considers any potential impairment of property, plant, and equipment, including construction in progress, to be a Level 3 fair value measurement.

The following tables summarize the values of assets designated as Investments in debt and equity securities:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Mutual funds	$33,774,204	$—	$—	$33,774,204
Municipal bonds	608,604	—	—	608,604
	$34,382,808	$—	$—	$34,382,808

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Equity securities	$29,259,826	$—	$—	$29,259,826
Mutual funds	10,404,218	—	—	10,404,218
Municipal bonds	664,264	—	—	664,264
	$40,328,308	$—	$—	$40,328,308

The investment assets are held as trading securities and are carried at fair value as of the date of the Balance Sheets.

The Company intends to hold these assets for possible future operating requirements.

The following table summarizes gross unrealized gains and losses from Investments in debt and equity securities:

	December 31, 2025
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Mutual funds	$33,695,124	$79,080	$—	$33,774,204
Municipal bonds	582,289	26,315	—	608,604
	$34,277,413	$105,395	$—	$34,382,808

	December 31, 2024
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$24,230,746	$5,029,080	$—	$29,259,826
Mutual funds	10,319,644	84,574	—	10,404,218
Municipal bonds	636,449	27,815	—	664,264
	$35,186,839	$5,141,469	$—	$40,328,308

Unrealized losses on investments were $5.0 million for the year ended December 31, 2025. Unrealized gains on investments were $10.81 million for the year ended December 31, 2024.  Unrealized losses on investments were $10.52 million for the year ended December 31, 2023.

5.   PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following:

	December 31,
	2025	2024

Land	$261,893	$261,893
Buildings and building improvements	38,322,742	38,280,191
Production equipment	89,452,771	88,347,336
Office furniture and equipment	5,264,835	5,267,203
Construction in progress	911,145	2,475,485
	134,213,386	134,632,108
Accumulated depreciation	(55,033,337)	(47,283,590)
	$79,180,049	$87,348,518

Depreciation expense for the years ended December 31, 2025, 2024, and 2023 was $7.8 million; $7.6 million; and $7.5 million, respectively.

6.   LICENSE AGREEMENT

In 1995, the Company entered into a license agreement with the Chief Executive Officer of the Company, Thomas J. Shaw, for the exclusive right to manufacture, market, and distribute products utilizing automated retraction technology, which agreement has been amended. This technology is the subject of various patents and patent applications owned by Mr. Shaw. The license agreement provides for quarterly payments of a 5% royalty fee on gross sales. Additionally, if the Company sublicenses the technology and the sublicensee’s customers are not known to the Company, then Mr. Shaw shall be entitled to receive from the Company fifty percent (50)% of the royalties actually paid to the Company by such sublicensee.  The royalty fee expense is recognized in the period in which it is earned.  Royalty fees of $3,113,118; $2,919,519; and $3,594,130 are included in Cost of sales for the years ended December 31, 2025, 2024, and 2023, respectively. Royalties payable under this agreement aggregated $748,213 and $789,358 at December 31, 2025 and 2024, respectively.  Gross sales upon which royalties are based were $62,191,021; $57,019,782; and $64,883,761 for 2025, 2024, and 2023, respectively.

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

7.   OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31, 2025	December 31, 2024
Prepayments from customers	$352,643	$376,565
Accrued professional fees	310,249	221,475
Current portion – preferred stock repurchase	6,000	6,000
Other accrued expenses	288,517	269,214
Total	$957,409	$873,254

8. LEASES

During the year ended December 31,2025, the Company entered into a finance lease arrangement for servers. The lease has a term of three years and includes a purchase option that the Company is reasonably certain to exercise, resulting in a finance lease classification under ASC 842. Finance lease right of use assets and corresponding lease liabilities are recognized at the commencement date based on the present value of remaining lease payments, using the lease’s implicit rate, if determinable, or the Company’s incremental borrowing rate at lease commencement.

Finance lease cost for the year ended December 31, 2025 consisted of the following:

Amortization of finance lease ROU assets	$16,243
Interest on finance lease liabilities	3,736
Total finance lease expense	$19,979

Finance lease right of use assets and lease liabilities consisted of the following at December 31, 2025:

Finance lease ROU assets	$307,997
Current finance lease liabilities	101,822
Long term finance lease liabilities	$206,175

The finance lease right-to-use assets are included in Other assets, and finance lease liabilities are included in Other accrued liabilities (current) and Other long-term liabilities (non-current) on the Balance Sheets.

The weighted average remaining lease term at December 31, 2025 was 2.83 years.  The weighted average discount rate at December 31, 2025 was 7%.

Future minimum finance lease payments as of December 31, 2025 are as follows:

2026	$120,156
2027	120,156
2028	100,130
Total lease payments	340,442
Less: imputed interest	(32,445)
Present value of lease liability	$307,997

9.   LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2025	2024
Loan from American First National Bank. Maturity date is April 10, 2028. The loan, in the original amount of $4,209,608, provided funding for the expansion of the warehouse, additional office space, and a new controlled environment. The loan is secured by the Company’s land and buildings. The interest rate is equal to prime rate plus 0.25%, not to be less than 5.0%. The interest rate was 7.00% at December 31, 2025.	$895,645	$1,232,522

Less: current portion	(365,277)	(332,480)
	$530,368	$900,042

The fair value of long-term liabilities, based on Management’s estimates, approximates their reported values.

The aggregate maturities of long-term debt as of December 31, 2025, are as follows:

2026	367,193
2027	394,118
2028	134,334
$895,645

10.   TECHNOLOGY INVESTMENT AGREEMENT

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

Under the TIA, reimbursable amounts are reflected as Other long-term liabilities on the Balance Sheets until the time the deferred income can be systematically amortized over a period matching the useful life of the purchased assets.  Other long-term liabilities from the TIA were $57,921,037 and $63,872,553 at December 31, 2025 and 2024, respectively.

11.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	For the Years Ended December 31,
	2025	2024	2023
Current tax provision (benefit)
Federal	$—	$(33,734)	$33,734
State	291,293	7,893	(65,529)
Total current provision (benefit)	291,293	(25,841)	(31,795)

Deferred tax provision (benefit)
Federal	—	8,285,927	(1,855,875)
State	—	106,104	(17,491)
Total deferred tax provision (benefit)	—	8,392,031	(1,873,366)
Total income tax provision	$291,293	$8,366,190	$(1,905,161)

The Company uses the recognition and measurement provisions of the FASB ASC Topic 740, Income Taxes (“Topic 740”), to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence  should be commensurate with the extent to which it can be objectively verified. The Company reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets, to evaluate the need for a valuation allowance.  As of December 31, 2025, the Company concluded that a full $11.6 million valuation is needed on the net deferred tax assets. As of December 31, 2024, the Company recorded a full valuation allowance of $9.1 million against its net deferred tax asset.

As of December 31, 2025, the Company had federal net operating losses of $44.8 million with no expiration date and state net operating losses of $4.9 million which will begin to expire in 2029.

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

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
	2025	2024
Deferred tax assets
Net operating loss carry forwards	$9,687,582	$8,466,565
Right of Use Lease Liability	43,562	—
Interest Expense Limitation	8,755	—
Charitable Contribution Carryover	105,563	—
Accrued expenses and reserves	802,544	647,654
Employee stock option expense	13,311	13,311
Inventories	201,421	345,926
Deferred income – TIA contract	12,237,854	13,495,321
Capital loss	194,397	269,651
Deferred tax assets	23,294,988	23,238,428
Deferred tax liabilities
Unrealized gains/losses	(24,451)	(1,088,481)
Right of Use Asset	(65,075)	—
Property, plant, and equipment	(11,556,742)	(13,046,294)
Deferred tax liabilities	(11,646,268)	(14,134,775)
Net deferred assets	11,648,721	9,103,653
Valuation allowance	(11,648,721)	(9,103,653)
Net deferred tax assets	$—	$—

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

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law, introducing significant changes to corporate income tax rates and deductions. For fiscal year 2025, the OBBBA did not have a material impact on the Company’s effective tax rate. The Company will continue to evaluate the future impact of the OBBBA for those provisions that are effective after fiscal year 2025.

The Company adopted ASU 2023-09 as of January 1, 2025.  As a result, the Company enhanced its income tax disclosures, including additional disaggregation of effective tax rate reconciliation and income taxes paid.

A reconciliation of the federal statutory corporate tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2025
U.S. statutory federal tax rate	$(2,577,526)	21.0%
State tax, net of federal tax	239,507	(1.9)
Valuation Allowance	2,535,681	(20.7)
Nontaxable or Nondeductible Items	93,631	(0.8)
Effective tax rate	$291,293	(2.4)%

	December 31,
	2024	2023
U.S. statutory federal tax rate	21.0%	21.0%
State tax, net of federal tax	(0.6)	0.8
Change in valuation allowance	(250.6)	—
Valuation Allowance	—	(0.2)
Section 162(m); Limit on Compensation	(0.8)	(0.2)
Return-to-provision and deferred true up	(6.7)	0.1
Effective tax rate	(237.7)%	21.5%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions.  The Company’s federal income tax returns for all tax years ended on or after December 31, 2022 remain subject to examination by the Internal Revenue Service.  The Company’s state and local income tax returns are subject to examination by the respective state and local authorities over various statutes of limitations, most ranging from three to five years from the date of filing.

Cash paid for income taxes, net of refunds, for the year ended December 31, 2025 were as follows:

December 31,
2025
Federal	$—
State:
California	(353,453)
Other	6,546
Income taxes, net of amounts refunded	$(346,907)

	For the Years Ended December 31,
	2024	2023
Income taxes, net of amounts refunded	$—	$(9,747,239)

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

A payment of $39,050 was paid within one month of each quarter’s end in 2025, 2024, and 2023 to Series II preferred shareholders.  As of the fourth quarter of 2023 and for all quarters of 2024 and 2025, a payment of $18,561 was made to Series III shareholders within one month of each quarter’s end.  Series III preferred shareholders were paid a cash $19,061 within one month of the end of each of the first three quarters of 2023.

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

The Class B Series II and III stock had 156,200 and 74,245 shares outstanding, respectively, at December 31, 2025. The remaining 4,769,555 authorized shares have not been assigned a series.

Series II Class B Stock

There were 156,200 shares of $1 par value Series II Class B Stock outstanding at December 31, 2025 and 2024. Holders of Series II Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors.  Holders of Series II Class B Stock generally have no voting rights until dividends are in arrears and unpaid for twelve consecutive quarters.  In such case, the holders of Series II Class B Stock have the right to elect one-third of the Board of Directors of the Company.  The Company paid dividends of $156,200 in each of 2025 and 2024.  At December 31, 2025, no dividends were in arrears.

Series II Class B Stock is redeemable at the option of the Company at a price of $15.00 per share plus all unpaid dividends.  Each share of Series II Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock. No shares were converted in 2025 or 2024.  In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series II Class B Stock then outstanding are entitled to $12.50 per share, plus all unpaid dividends, prior to any distributions to holders of Series III Class B Stock or Common Stock.

Series III Class B Stock

There were 74,245 shares of $1 par value Series III Class B Stock outstanding at December 31, 2025 and 2024, respectively. Holders of Series III Class B Stock are entitled to receive a cumulative annual dividend of $1.00 per share, payable quarterly if declared by the Board of Directors.  The Company paid dividends of $74,245 in each of 2025 and 2024.  At December 31, 2025, no dividends were in arrears.

Series III Class B Stock is redeemable at the option of the Company at a price of $15.00 per share, plus all unpaid dividends.  Each share of Series III Class B Stock may, at the option of the stockholder, be converted to one share of Common Stock. No shares were converted in 2025 or 2024. In the event of voluntary or involuntary dissolution, liquidation, or winding up of the Company, holders of Series III Class B Stock then outstanding are entitled to $12.50 per share, plus all unpaid dividends, after distribution obligations to Series II Class B Stock have been satisfied and prior to any distributions to holders of Common Stock.

Common stock

The Company is authorized to issue 100,000,000 shares of no par value Common Stock, of which 29,937,159 shares were outstanding at December 31, 2025 and 2024. At December 31, 2025 and 2024, 4,087,145 shares were held as treasury stock and were not deemed outstanding. Additionally, as of December 31, 2025, a total of 352,595 shares of Common Stock were issuable upon the conversion of Preferred Stock and the exercise of stock options.

14.  TREASURY STOCK

The Company accounts for any purchased shares under the cost method as Common Stock Held in Treasury – at cost, which represents the cost of the shares and, if applicable, the cost of acquiring the shares through the Company’s broker.

15.  RELATED PARTY TRANSACTIONS

The Company has a license agreement with the Chief Executive Officer of the Company. See Note 6.

16.  STOCK OPTIONS

Stock options

Options for the purchase of 3,649,508 shares of Common Stock have been issued under the 2008 Stock Option Plan.  Options for the purchase of 122,150 shares under the 2008 Stock Option Plan were outstanding as of December 31, 2024. No shares are available for future issuance under the 2008 Stock Option Plan, which expired July 25, 2018.

Options for the purchase of 2,000,000 shares of Common Stock are available for future issuance under the 2021 Stock Option Plan.

The Compensation and Benefits Committee administers the Company’s stock option plans.

Stock option exercises

No stock options were exercised in 2025, 2024, or 2023.

Director, officer, and employee options

A summary of Director, officer, and employee options granted and outstanding under the 2008 Stock Option Plan is presented below:

	Years Ended December 31,
	2025		2024		2023
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of period	145,950	$2.05	147,150	$2.06	147,150	$2.06
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Forfeited	(23,800)	$2.75	(1,200)	$2.75	—	$—

Outstanding at end of period	122,150	$1.91	145,950	$2.05	147,150	$2.06

Exercisable at end of period	122,150	$1.91	145,950	$2.05	147,150	$2.06

The following table summarizes information about Director, officer, and employee options outstanding under the 2008 Stock Option Plan at December 31, 2025:

		Weighted Average
Exercise Prices	Shares Outstanding	Remaining Contractual Life	Shares Exercisable
$1.05	60,000	0.99	60,000
$2.75	62,150	0.69	62,150

Non-employee options

There were no non-director and non-employee options outstanding in 2025, 2024, or 2023.

Stock-based Compensation

No stock-based compensation expense was recorded in 2025, 2024, or 2023.

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

17.  401(k) PLAN

The Company implemented an employee savings and retirement plan (the “401(k) Plan”) in 2005 that is intended to be a tax-qualified plan covering substantially all employees.  The 401(k) Plan is available to all employees on the first day of the month after 90 days of service. Under the terms of the 401(k) Plan, employees may elect to contribute up to 88% of their compensation, or the statutory prescribed limit, if less.  The Company may, at its discretion, match employee contributions.  For 2023-2025, the Company matched each participant’s elective deferrals up to 3% of the participant’s compensation for the pay period. The total match was $284,253; $239,569; and $240,635 in 2025, 2024, and 2023, respectively.

18.  BUSINESS SEGMENT

The Company operates in a single reportable segment, referred to as safety medical syringes and other safety medical devices. The business is managed by the chief executive officer who is the Chief Operating Decision Maker (CODM). The CODM evaluates segment performance based on operating income (loss) for purposes of allocating resources and evaluating financial performance.  The accounting policies of the Company’s single reportable segment are the same as those for the Company as a whole.

The following are summaries of the Company’s sales and long-lived assets by geography:

	2025	2024	2023
U.S. sales	$32,236,899	$29,374,145	$34,599,754
North and South America sales (excluding U.S.)	5,060,698	1,960,769	6,085,166
Other international sales	968,614	1,714,619	2,912,006
Total sales	$38,266,211	$33,049,533	$43,596,926

	December 31, 2025	December 31, 2024
Long-lived assets
U.S.	$75,996,168	$83,373,876
International	3,183,881	3,974,642
Total	$79,180,049	$87,348,518

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

20.  SUBSEQUENT EVENTS

In February 2026, the U.S. Supreme Court ruled that the President’s use of IEEPA to impose reciprocal tariffs exceeded his authority and that the IEEPA tariffs must be vacated.  Looking forward after the Supreme Court’s ruling, the 2024 Section 301 tariff of 100% on syringes and needles from China remains unchanged.  Additionally, following the Supreme Court’s ruling on the tariffs imposed under IEEPA, effective February 20, 2026 a 10% ad valorem duty went into effect under Section 122 of the Trade Act, which is in addition to the Section 301 tariffs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no reportable disagreements with accountants on accounting and financial disclosures.  As reported on Form 8-K filed on June 6, 2025, our independent registered public accounting firm, Moss Adams LLP, merged with Baker Tilly US, LLP and the combined entities now operate under the name Baker Tilly US, LLP.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (the “SEC”) rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, the CEO and CFO concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective, as discussed below.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The term internal control over financial reporting means a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, Management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of Management and Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements. Management used the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting as required by paragraph (c) of Rule 13a-15 under the Exchange Act. Based on that evaluation, Management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in internal controls as of December 31, 2025:

●	The Company’s controls over the monthly close process and account reconciliations were not operating at a level of precision to prevent or detect misstatements in a timely manner.

Our Management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Remediation of the Material Weaknesses in Internal Control over Financial Reporting:

In light of the material weaknesses in internal control over financial reporting, Management intends to enhance its controls over the monthly close process and account reconciliations. These enhancements will include strengthening review procedures, increasing the level of precision applied in account analyses, and ensuring timely preparation and review of reconciliations by experienced members of the accounting team, including senior leadership.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2025 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

No director or officer adopted or terminated a trading arrangement in the fourth quarter of 2025 of the type described by Item 408 of Regulation S-K.  A written plan for the purchase of Retractable Technologies, Inc. common stock for Thomas J. Shaw, President, Chairman, and Chief Executive Officer, intended to satisfy the affirmative defense conditions of Rule 10b5–1(c), expired and ceased trading pursuant to its terms on November 19, 2025.  Mr. Shaw’s purchases pursuant to this plan were reported on forms filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information in the sections “Proposal – The Election of Three Class 2 Directors” and “Corporate Governance” in the 2026 proxy statement is incorporated herein by reference.

Item 11. Executive Compensation.

The information in the section “Compensation” in the 2026 proxy statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the section “Security Ownership” in the 2026 proxy statement is incorporated herein by reference. See also Item 5 of Part II of this Annual Report for Equity Compensation Plan Information.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in the section “Corporate Governance” in the 2026 proxy statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information in the section “Accounting Matters” in the 2026 proxy statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1)  All financial statements: See Retractable Technologies, Inc. Index to Financial Statements on Page F-2.

(2)  Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below. Schedule II-Schedule of Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024, and 2023:

	Balance at			Balance at
	beginning of			end of
	period	Additions	Deductions	period
Provision for Credit Losses
Fiscal year ended 2023	$675,208	$626,940	$411,607	$890,541
Fiscal year ended 2024	$890,541	$571,682	$794,099	$668,124
Fiscal year ended 2025	$668,124	$333,731	$814,601	$187,254

Deferred Tax Valuation
Fiscal year ended 2023	$282,713	$—	$—	$282,713
Fiscal year ended 2024	$282,713	$8,820,940	$—	$9,103,653
Fiscal year ended 2025	$9,103,653	$2,545,067	$—	$11,648,720

	Balance at			Balance at
	beginning of			end of
	period	Additions	Deductions	period
Provision for Rebates		(A)	(B)	(C)
Fiscal year ended 2023	$3,260,267	$20,346,600	$21,410,496	$2,196,371
Fiscal year ended 2024	$2,196,371	$21,100,390	$21,184,317	$2,112,444
Fiscal year ended 2025	$2,112,444	$21,518,096	$21,222,244	$2,408,296
(A)	Represents estimated rebates deducted from gross revenues.
(B)	Represents rebates credited to the distributor and charge offs against the allowance.
(C)	Includes $2,408,296; $2,112,444; and $2,196,371 in Accounts payable for 2025, 2024, and 2023, respectively.

(3)   Exhibits:

The following exhibits are filed herewith or incorporated herein by reference to exhibits previously filed with the SEC.

(b)      Exhibits

Exhibit No.	Description of Document
3(i)	Restated Certificate of Formation with Certificates of Designation, Preferences, Rights and Limitations of Class B Preferred Stock (all Series)(1)

3(ii)	Fourth Amended and Restated Bylaws of RTI(2)

4(i)	Restated Certificate of Formation with Certificates of Designation, Preferences, Rights and Limitations of Class B Preferred Stock (all Series) (3)

4(vi)	Description of Securities(4)

10.1	Employment Agreement between RTI and Thomas J. Shaw dated as of January 1, 2008(5)

Exhibit No.	Description of Document
10.2	Technology License Agreement between Thomas J. Shaw and RTI dated the 23rd day of June, 1995(6)

10.3	First Amendment to Technology License Agreement between Thomas J. Shaw and RTI dated the 3rd day of July, 2008(7)

10.4	Second Amendment to Technology License Agreement between Thomas J. Shaw and Retractable Technologies, Inc. dated as of the 7th day of September, 2012(8)

10.5	Third Amendment to Technology License Agreement between Thomas J. Shaw and Retractable Technologies, Inc. dated as of the 16th day of November, 2021(9)

10.6	Retractable Technologies, Inc. First Amended 2008 Stock Option Plan(10)

10.7	Voting Agreement Between Thomas J. Shaw and Suzanne August dated November 8, 2006 (11)

10.8	Technology Investment Agreement between RTI and U.S. Department of Defense dated July 1, 2020(12)

10.9	2021 Stock Option Plan(13)

14	Retractable Technologies, Inc. Code of Business Conduct and Ethics(14)

19	Retractable Technologies, Inc. Code of Business Conduct and Ethics(15)

31.1	Certification of Principal Executive Officer(16)

31.2	Certification of Principal Financial Officer(17)

32	Section 1350 Certifications(18)

97	Restated Clawback Policy(19)

101

The following materials from this report, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2025 and 2024, (ii) the Statements of Operations for the years ended December 31, 2025, 2024, and 2023, (iii) the Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024, and 2023, (iv) the Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023, and (v) Notes to Financial Statements.(20)

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

March 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John W. Fort III
JOHN W. FORT III
VICE PRESIDENT, CHIEF FINANCIAL OFFICER, PRINCIPAL ACCOUNTING OFFICER, TREASURER, AND DIRECTOR

March 27, 2026

/s/ Amy Mack
AMY MACK
DIRECTOR

March 27, 2026

/s/ Marco Laterza
MARCO LATERZA
DIRECTOR

March 27, 2026

/s/ Walter O. Bigby, Jr.
WALTER O. BIGBY, JR.
DIRECTOR

March 27, 2026

/s/ Darren E. Findley
DARREN E. FINDLEY
DIRECTOR

March 27, 2026