Form 10-Q
period 2026-03-31
RETRACTABLE TECHNOLOGIES INC
filed 2026-05-15
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,937,159 shares of Common Stock outstanding, excluding 4,087,145 treasury shares, on May 1, 2026.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2026

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,765,893	$2,588,625
Accounts receivable, net	6,977,823	7,904,120
Investments in debt and equity securities, at fair value	32,852,028	34,382,808
Inventories	16,431,929	17,188,397
Income taxes receivable	308,106	308,106
Other current assets	622,432	711,274
Total current assets	59,958,211	63,083,330

Property, plant, and equipment, net	77,306,208	79,180,049
Other assets	330,938	366,910
Total assets	$137,595,357	$142,630,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,383,936	$5,339,797
Current portion of long-term debt	372,315	365,277
Accrued compensation	919,090	762,213
Dividends payable	1,417,438	1,417,438
Accrued royalties to shareholder	656,996	748,213
Other accrued liabilities	1,687,149	957,409
Income taxes payable	9,182	7,345
Total current liabilities	10,446,106	9,597,692

Other long-term liabilities	56,622,897	58,127,212
Long-term debt, net of current maturities	434,118	530,368
Total liabilities	67,503,121	68,255,272

Stockholders’ equity:
Preferred stock, $1 par value:
Class B; authorized: 5,000,000 shares
Series II, Class B	156,200	156,200
Series III, Class B	74,245	74,245
Common Stock, no par value	—	—
Additional paid-in capital	73,160,333	73,160,333
Retained earnings	9,590,136	13,872,917
Common stock in treasury – at cost	(12,888,678)	(12,888,678)
Total stockholders’ equity	70,092,236	74,375,017
Total liabilities and stockholders’ equity	$137,595,357	$142,630,289

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months
	March 31, 2026	March 31, 2025
Sales, net	$7,177,397	$8,295,173
Cost of sales:
Cost of manufactured product	7,358,809	7,590,663
Royalty expense to shareholder	656,996	706,421
Total cost of sales	8,015,805	8,297,084
Gross profit (loss)	(838,408)	(1,911)

Operating expenses:
Sales and marketing	1,734,070	1,601,808
Research and development	170,416	191,192
General and administrative	3,425,024	2,881,841
Total operating expenses	5,329,510	4,674,841
Loss from operations	(6,167,918)	(4,676,752)

Other income - TIA	1,477,730	1,482,819
Unrealized gain (loss) on debt and equity securities	192,172	(7,156,513)
Interest and other income	295,124	158,946
Interest expense	(20,441)	(23,455)
Net loss before income taxes	(4,223,333)	(10,214,955)
Provision for income taxes	1,837	285,761
Net loss	(4,225,170)	(10,500,716)
Preferred Stock dividend requirements	(57,611)	(57,611)
Net loss applicable to common shareholders	$(4,282,781)	$(10,558,327)

Basic loss per share	$(0.14)	$(0.35)

Diluted loss per share	$(0.14)	$(0.35)

Weighted average common shares outstanding:
Basic	29,937,159	29,937,159
Diluted	29,937,159	29,937,159

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net loss	$(4,225,170)	$(10,500,716)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation and amortization	1,904,860	1,882,927
Net unrealized loss (gain) on investments	(192,172)	7,156,513
Deferred taxes	(288)	(264)
Inventory obsolescence adjustment	863,037	—
Other income - TIA	(1,477,730)	(1,482,819)
(Increase) decrease in operating assets:
Accounts receivable	926,297	2,427,599
Inventories	(106,569)	(1,992,992)
Other current assets	88,842	33,134
Income taxes receivable	—	283,947
Other assets	11,179	11,177
Increase (decrease) in operating liabilities:
Accounts payable	44,139	433,076
Accrued liabilities	793,609	275,860
Income taxes payable	1,837	(2,627)
Net cash used in operating activities	(1,368,129)	(1,475,185)

Cash flows from investing activities
Principal payments on finance lease obligation	(24,793)	—
Purchase of property, plant, and equipment	(6,227)	(87,034)
Purchase of debt and equity securities	(12,322,763)	(150,727)
Proceeds from the sales of debt and equity securities	14,046,003	1,000,000
Net cash from investing activities	1,692,220	762,239

Cash flows from financing activities
Repayments of long-term debt	(89,212)	(81,916)
Payment of preferred stock dividends	(57,611)	(57,611)
Net cash used in financing activities	(146,823)	(139,527)

Net increase (decrease) in cash and cash equivalents	177,268	(852,473)
Cash and cash equivalents at:
Beginning of period	2,588,625	4,235,388
End of period	$2,765,893	$3,382,915

Supplemental schedule of cash flow information:
Interest paid	$15,195	$81,917

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$57,611	$57,611

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

The following shows the changes in stockholders’ equity for the three-month period ended March 31, 2026:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2025	$—	$156,200	$74,245	$73,160,333	$13,872,917	$(12,888,678)	$74,375,017
Dividends	—	—	—	—	(57,611)	—	(57,611)
Net Loss	—	—	—	—	(4,225,170)	—	(4,225,170)
Balance at March 31, 2026	$—	$156,200	$74,245	$73,160,333	$9,590,136	$(12,888,678)	$70,092,236

The following shows the changes in stockholders’ equity for the three-month period ended March 31, 2025:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2024	$—	$156,200	$74,245	$73,160,333	$26,668,591	$(12,888,678)	$87,170,691
Dividends	—	—	—	—	(57,611)	—	(57,611)
Net loss	—	—	—	—	(10,500,716)	—	(10,500,716)
Balance at March 31, 2025	$—	$156,200	$74,245	$73,160,333	$16,110,264	$(12,888,678)	$76,612,364

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

Basis of presentation

The accompanying condensed financial statements are unaudited and, in the opinion of Management, reflect all adjustments that are necessary for a fair presentation of the financial position and results of operations for the periods presented.  All such adjustments are of a normal and recurring nature.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year.  The unaudited condensed financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s audited financial statements incorporated into its Form 10-K filed on March 27, 2026 for the year ended December 31, 2025.

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

Accounts receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  The Company’s allowance for credit losses is primarily determined by review of specific trade receivables based on historical collection rates and specific knowledge regarding the current creditworthiness of the customers.  Those accounts that are doubtful of collection are included in the allowance.  The Company considers historical experience, the current economic environment, customer credit ratings or bankruptcies, legal disputes, collections on past due amounts, pricing discrepancies, and reasonable and supportable forecasts to develop its allowance for credit losses. Management reviews these factors quarterly to determine if any adjustments are needed to the allowance. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. The allowance for credit losses was $187 thousand as of March 31, 2026 and December 31, 2025, respectively.

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

Management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time to sell such inventory, the shelf life of inventory, and current market conditions when determining excess or obsolete inventories. Once inventory items are deemed to be either excess or obsolete, they are written down to their net realizable value.  For the three months ended March 31, 2026, the Company recorded $863 thousand of write-downs of inventories.  These amounts are included in Cost of sales in the Condensed Statements of Operations.  For the comparable period in 2025, inventory write-downs were not material. These write-downs were primarily related to certain product lots approaching their expiration dates.

Investments in debt and equity securities

In the period presented, the Company held mutual funds, debt, and equity securities as investments.  These assets were held as trading securities and are carried at fair value as of the date of the Condensed Balance Sheets. Net unrealized and realized gains or losses on these investments are reflected separately on the Condensed Statements of Operations. Realized gains or losses on investments are recognized using the specific identification method.

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

The following table reflects the Company’s significant customers for the three-month periods ended March 31, 2026 and 2025:

	Three Months Ended		Three Months Ended
	March 31, 2026		March 31, 2025
Number of significant customers	2		3
Aggregate dollar amount of net sales to significant customers	$3.4	million	$4.9	million
Percentage of net sales to significant customers	47.1%		58.6%

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China.  The Company obtained 61.0% and 62.7% of its products in the first three months of 2026 and 2025, respectively, from its Chinese manufacturers.  In the event that the Company becomes unable to purchase products from its Chinese manufacturers or produce those products domestically, the Company may need to find an alternate manufacturer for its blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes.  Even with increased domestic production, the Company may not be able to avoid a disruption in supply.

On September 13, 2024, the Office of the U.S. Trade Representative (“USTR”) revealed final adjustments to increase tariffs on certain goods imported from China under Section 301 (“Section 301”) of the Trade Act of 1974 (“Trade Act”).  Among those products included were syringes and needles, at a rate of 100%.  Throughout much of 2025, additional widespread tariffs were imposed on most products imported into the U.S. citing authority under the International Emergency Economic Powers Act (“IEEPA”).  Those tariffs were in addition to the Section 301 tariffs which existed at the time.  The prevailing tariff rates on various products and certain countries of origin, including many of the Company’s products, fluctuated greatly during 2025.  These fluctuations negatively impacted the Company’s ability to predict the cost of importing certain goods or groups of goods and negatively impacted the Company’s business.  In February 2026, the U.S. Supreme Court ruled that the President’s use of IEEPA to impose reciprocal tariffs exceeded his authority and that the IEEPA tariffs must be vacated.  The 2024 Section 301 tariff of 100% on syringes and needles from China remains unchanged.  Effective February 20, 2026, a 10% ad valorem duty went into effect under Section 122 of the Trade Act.  This duty is in addition to the above-mentioned Section 301 tariffs.

As of May 1, 2026, the prevailing tariff rate on most syringe and needle products imported from China was 110%.  Other products the Company imports from China, which do not fall under the category of needles and syringes, are subject to a 10% tariff rate.  As foreign trade policy continues to evolve, including the impact of the Supreme Court’s ruling, uncertainty as to future tariff rates and affected products remains.  Tariffs are expected to have a continuing material impact on the Company’s ability to source finished goods and certain raw materials and component parts, and to its results of operations and financial position.  The Company plans to continue working to lessen the financial impact of the tariffs through strategic ordering of products from Chinese suppliers and continue to manufacture 1mL, 3mL, and EasyPoint® needles in its domestic manufacturing facility.

Revenue recognition

The Company recognizes revenue when control of performance obligations passes to the customer, generally when the product ships.  Payments from customers with approved credit terms are typically due 30 days from the invoice date.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  When rebates are issued, they are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company.  If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company.  The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Condensed Balance Sheets and deducted from Revenues in the Condensed Statements of Operations.  Accounts payable included estimated contractual allowances for $2.8 million and $2.4 million as of March 31, 2026 and December 31, 2025, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company.  End-users do not receive any contractual allowances on their purchases.  Any product shipped or distributed for evaluation purposes is expensed.

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

The Company periodically recognizes revenue from licensing agreements of its intellectual property. Such licensing agreements provide the licensee with right to use the Company’s intellectual property.  The Company accounts for revenue generated under these licensing agreements in accordance with ASC 606.  A license may be perpetual or time limited in its application. The Company has concluded that its licensing agreement is distinct as the customer can benefit from the license on their own. In accordance with ASC 606, the licensing agreement is considered functional as it is without professional services, updates and technical support.  The Company has determined that the current licensing agreement is sales-based or usage-based as defined in ASC 606.  In accordance with ASC 606, the Company recognizes revenue from sales-based or usage-based license at the later of a) subsequent sale or usage occurrence or b) the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied). The Company did not recognize any licensing fees for the three months ended March 31, 2026 and 2025. If the Company licenses its products for sale and the customers of the sublicensee are not known to the Company, the Company is obligated to pay Thomas J. Shaw, the owner of certain patented technology, fifty percent (50%) of such revenue pursuant to the terms of the Technology License Agreement between the Company and Mr. Shaw.

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the three months ended March 31, 2026:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$5,131,053	340,462	470,573	6,237	$5,948,325
North and South America sales (excluding U.S.)	419,362	—	435,888	600	855,850
Other international sales	251,858	34,470	86,744	150	373,222
Total	$5,802,273	$374,932	$993,205	$6,987	$7,177,397

	For the three months ended March 31, 2025:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$6,138,274	343,833	942,518	7,684	$7,432,309
North and South America sales (excluding U.S.)	553,500	—	—	—	553,500
Other international sales	268,364	—	41,000	—	309,364
Total	$6,960,138	$343,833	$983,518	$7,684	$8,295,173

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

The Company provides for deferred income taxes through utilizing an asset and liability approach for financial accounting and reporting based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such differences reverse in future periods.  Deferred tax assets are periodically reviewed for realizability.  As of March 31, 2026, and December 31, 2025, the Company recorded valuation allowances of $12.4 million and $11.6 million, respectively, against its net deferred tax asset.

Earnings per share

The Company computes basic earnings per share (“EPS”) by dividing net earnings for the period (adjusted for any cumulative dividends for the period) by the weighted average number of common shares outstanding during the period.  Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect, if any, of the common stock deliverable pursuant to stock options and/or common stock issuable upon the conversion of convertible preferred stock. Stock options and preferred stock were excluded from the calculation of diluted EPS because the effect was antidilutive.

The potential dilution, if any, under the treasury stock method in the three month periods ending March 31, 2026 and 2025 is shown on the following schedule:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Net loss	$(4,225,170)	(10,500,716)
Preferred stock dividend requirements	(57,611)	(57,611)
Loss applicable to common shareholders	$(4,282,781)	(10,558,327)
Average common shares outstanding	29,937,159	29,937,159
Average common and common equivalent shares outstanding — diluted	29,937,159	29,937,159
Basic loss per share	$(0.14)	(0.35)
Diluted loss per share	$(0.14)	(0.35)

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

Self-insured employee benefit costs

The Company self-insures certain health insurance benefits for its employees under certain policy limits.  The Company has additional coverage provided by an insurance company for any individual with claims in excess of $110,000 and/or total plan claims in excess of $1.8 million for the plan year.

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

Technology Investment Agreement (TIA)

Effective July 1, 2020, the Company entered into a Technology Investment Agreement (“TIA”) with the United States Government Department of Defense, U.S. Army Contracting Command-Aberdeen Proving Ground, Natick Contracting Division & Edgewood Contracting Division (ACC-APG, NCD & ECD) on behalf of the Biomedical Advanced Research and Development Authority (BARDA), as amended, for $81,029,518 in government funding for expanding the Company’s domestic production of needles and syringes. At the request of the U.S. government, the TIA was transferred to a successor agreement, identified as Other Transaction Agreement in April 2023.  Such agreement contains no additional requirements and, for the purposes of this report, the agreement shall continue to be referred to herein as the “TIA”.  Under this agreement, the Company has made significant additions to its facilities which allow the Company to increase domestic production capacity.  For further explanation, please refer to Note 8 – Technology Investment Agreement.

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

3.    INVENTORIES

Inventories consist of the following:

	March 31, 2026	December 31, 2025
Raw materials	$3,751,075	$3,586,275
Finished goods	12,680,854	13,602,122
	$16,431,929	$17,188,397

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

The following tables summarize the values of assets designated as Investments in debt and equity securities:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Equity securities	$12,267,346	$—	$—	$12,267,346
Mutual funds	$19,984,891	$—	$—	$19,984,891
Municipal bonds	599,791	—	—	599,791
	$32,852,028	$—	$—	$32,852,028

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Mutual funds	33,774,204	$—	$—	$33,774,204
Municipal bonds	608,604	—	—	608,604
	$34,382,808	$—	$—	$34,382,808

The investment assets are held as trading securities and are carried at fair value as of the date of the Condensed Balance Sheets. The Company intends to hold these assets for possible future operating requirements. The following table summarizes gross unrealized gains and losses from Investments in debt and equity securities:

	March 31, 2026
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Equity securities	$12,046,003	$221,343	$—	$12,267,346
Mutual funds	$19,925,881	$59,010	$—	$19,984,891
Municipal bonds	582,865	16,926	—	599,791
	$32,554,749	$297,279	$—	$32,852,028

	December 31, 2025
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Mutual funds	33,695,124	$79,080	—	33,774,204
Municipal bonds	582,289	26,315	—	608,604
	$34,277,413	$105,395	$—	$34,382,808

Unrealized gains (losses) on investments in debt and equity securities were $192 thousand and $(7.2) million for the three months ended March 31, 2026 and 2025, respectively.

5.    INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was (0.04)% and (2.8)% for the three months ended March 31, 2026 and 2025, respectively.

The Company adopted ASU 2023-09 as of January 1, 2025.  As a result, the Company enhanced its income tax disclosures, including additional disaggregation of effective tax rate reconciliation and income taxes paid.

A reconciliation of the federal statutory corporate tax rate to the Company’s effective tax rate is as follows:

	Three Months Ended
	March 31, 2026
U.S. statutory federal tax rate	$(882,490)	21.00%
State tax, net of federal tax	2,800	(0.07)
Valuation Allowance	874,273	(20.80)
Nontaxable or Nondeductible Items	7,254	(0.17)
Effective tax rate	$1,837	(0.04)%

Three Months Ended
March 31, 2025
U.S. statutory federal tax rate	21.0%
State tax, net of federal tax	(2.1)
Change in valuation allowance	(21.5)
Section 162(m); Limit on Compensation	(0.2)
Return-to-provision and deferred true up	—
Effective tax rate	(2.8)%

The Company uses the recognition and measurement provisions of the FASB ASC Topic 740, Income Taxes (“Topic 740”), to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. The Company reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets, to evaluate the need for a valuation allowance.  As a result of this review, as of March 31, 2026, the Company concluded that a $12.4 million valuation is needed on the net deferred tax asset. As of December 31, 2025, the Company recorded a valuation allowance of $11.6 million against its net deferred tax asset.

The effective tax rate for the three months ended March 31, 2026 was different from the federal statutory rate due primarily to the increase of the valuation allowance on the Company’s deferred tax asset.

6.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2026	December 31, 2025
Tariff refund overpayments received	$467,552	$—
Prepayments from customers	394,273	352,643
Accrued professional fees	245,934	310,249
Accrued property taxes	127,568	—
Current portion -- operating lease liabilities	103,613	101,822
Current portion – preferred stock repurchase	6,000	6,000
Other accrued expenses	342,209	186,695
Total	$1,687,149	$957,409

During 2024 and 2025, certain tariffs were incorrectly assessed on a portion of the Company’s imported finished goods.  During 2025, the Company filed claims with U.S. Customs and Border Protection seeking corrections of those tariff assessments. During the three months ended March 31, 2026, the Company received approximately $137 thousand in tariff refunds related to these claims. In addition, the Company received approximately $467 thousand, including interest, in tariff refunds that were processed incorrectly and are subject to potential repayment. Accordingly, these amounts have been recorded as a liability within other accrued liabilities on the Company’s condensed balance sheets.

7.  LEASES

In 2025, the Company entered into a finance lease arrangement for servers. The lease has a term of three years and includes a purchase option that the Company is reasonably certain to exercise, resulting in a finance lease classification under ASC 842. Finance lease right of use assets and corresponding lease liabilities are recognized at the commencement date based on the present value of remaining lease payments, using the lease’s implicit rate, if determinable, or the Company’s incremental borrowing rate at lease commencement.

Finance lease cost for the three months ended March 31, 2026 consisted of the following:

Amortization of finance lease ROU assets	$24,793
Interest on finance lease liabilities	5,246
Total finance lease expense	$30,039

Finance lease right of use assets and lease liabilities consisted of the following at March 31, 2026:

Finance lease ROU assets	$283,203
Current finance lease liabilities	(103,613)
Long term finance lease liabilities	$179,590

The finance lease right-to-use assets are included in Other assets, and finance lease liabilities are included in Other accrued liabilities (current) and Other long-term liabilities (non-current) on the Condensed Balance Sheets.

The weighted average remaining lease term at March 31, 2026 was 2.58 years.  The weighted average discount rate at March 31, 2026 was 7.0%.

Future minimum finance lease payments as of March 31, 2026 are as follows:

Remainder of 2026	$90,117
2027	120,156
2028	100,130
Total lease payments	310,403
Less: imputed interest	(27,200)
Present value of lease liability	$283,203

8.    TECHNOLOGY INVESTMENT AGREEMENT

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

Under the TIA, reimbursable amounts are reflected as Other long-term liabilities on the Balance Sheets until the time the deferred income can be systematically amortized over a period matching the useful life of the purchased assets.  Other long-term liabilities from the TIA were $56,443,307 and $57,921,037 at March 31, 2026 and December 31, 2025, respectively.

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

The following are summaries of the Company’s sales and long-lived assets by geography:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
U.S. sales	$5,948,325	$7,432,309
North and South America sales (excluding U.S.)	855,850	553,500
Other international sales	373,222	309,364
Total sales	$7,177,397	$8,295,173

Long-lived assets by geography are as follows:

	March 31, 2026	December 31, 2025
Long-lived assets
U.S.	$74,211,245	$75,996,168
International	3,094,963	3,183,881
Total	$77,306,208	$79,180,049

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

For the first quarter of 2026 and all quarters of 2025, a payment of $39,050 was made to Series II shareholders within one month of each quarter’s end.  For the first quarter of 2026 and all quarters of 2025, a payment of $18,561 was made to Series III shareholders within one month of each quarter’s end.

11.  TREASURY STOCK

Treasury share purchases are accounted for under the cost method and are included as a component of treasury stock in the Company’s balance sheets.

Of the 100 million authorized shares of Common Stock, 29,937,159 shares were outstanding and 34,024,304 shares were issued as of both March 31, 2026 and December 31, 2025.

12.  SUBSEQUENT EVENTS

In April 2026, the Company reduced its workforce by approximately 16%. The reduction is expected to save an estimated $2.2 million in annual wages and employment benefits, or approximately 13% of total estimated workforce costs.  The expected savings are offset by one-time separation payments of approximately $122 thousand to the affected workers. Approximately 58% of the targeted payroll reduction affected manufacturing or manufacturing support positions and the remainder of the reductions affected sales and sales support roles.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others: tariffs; oil prices; material changes in demand; our ability to maintain liquidity; our maintenance of patent protection; our ability to maintain favorable third party manufacturing and supplier arrangements and relationships; foreign trade risk; our ability to access the market; production costs; the impact of larger market players in providing devices to the safety market; and any other factors referenced in our periodic reports filed with the SEC. Given these uncertainties, undue reliance should not be placed on forward-looking statements.

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997. Syringes comprised 80.8% of our sales in the first quarter of 2026.  EasyPoint® products accounted for 13.8% and other products, including our IV safety catheter and blood collection products, were 5.4% of our sales in the first quarter.

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

We expect international sales of VanishPoint syringes and EasyPoint needles to increase in the second half of 2026 following the recent certification under the European Union Medical Device Regulation 2017/745 which is required for the sale of medical devices within the European Union.

On September 13, 2024, the Office of the U.S. Trade Representative (“USTR”) revealed final adjustments to increase tariffs on certain goods imported from China under Section 301 (“Section 301”) of the Trade Act of 1974 (“Trade Act”).  Among those products included were syringes and needles, at a rate of 100%.  Throughout much of 2025, additional widespread tariffs were imposed on most products imported into the U.S. citing authority under the International Emergency Economic Powers Act (“IEEPA”).  Those tariffs were in addition to the Section 301 tariffs which existed at the time.  The prevailing tariff rates on various products and certain countries of origin, including many of our products, fluctuated greatly during 2025.  These fluctuations negatively impacted our ability to predict the cost of importing certain goods or groups of goods and negatively impacted our business.  In February 2026, the U.S. Supreme Court ruled that the President’s use of IEEPA to impose reciprocal tariffs exceeded his authority and that the IEEPA tariffs must be vacated. The 2024 Section 301 tariff of 100% on syringes and needles from China remains unchanged.  Effective February 20,

2026, a 10% ad valorem duty went into effect under Section 122 of the Trade Act.  This duty is in addition to the above-mentioned Section 301 tariffs.

As of May 1, 2026, the prevailing tariff rate on most syringe and needle products imported from China was 110%.  Other products we import from China, which do not fall under the category of needles and syringes, are subject to a 10% tariff rate.  As foreign trade policy continues to evolve, including the impact of the Supreme Court’s ruling, uncertainty as to future tariff rates and affected products remains.  Tariffs are expected to have a continuing material impact on our ability to source finished goods and certain raw materials and component parts, and to our results of operations and financial position.  We continue working to lessen the financial impact of the tariffs through strategic ordering of products from our Chinese suppliers and continuing to manufacture 1mL, 3mL, and EasyPoint® needles in our domestic manufacturing facility.

During 2024 and 2025, certain tariffs were incorrectly assessed on a portion of our imported finished goods. During 2025, we filed claims with U.S. Customs and Border Protection seeking corrections of those tariff assessments. During the three months ended March 31, 2026, we received approximately $137 thousand in tariff refunds related to these claims. In addition, we received approximately $467 thousand, including interest, in tariff refunds that were processed incorrectly and are subject to potential repayment. Accordingly, these amounts have been recorded as a liability within other accrued liabilities on our condensed balance sheets. None of the foregoing tariff refunds relate to the IEEPA tariffs or the 10% ad valorem duty imposed in 2026.

While we have manufacturing capabilities to manufacture most of the products we currently sell domestically, some of our products are sourced exclusively from China.  We obtained 61.0%  of our products from our manufacturers in China in the first quarter of 2026, most of which are impacted by the tariffs, however, a portion was shipped directly to international customers, on which no tariffs were assessed.  Tariffs may continue to have a material impact to our results of operations and financial position. Approximately $11.6 thousand was incurred in tariff expense in the first quarter of 2026.  We are working to lessen the financial impact of the tariffs, including continuing to manufacture 1mL, 3mL, and EasyPoint® needles in our domestic manufacturing facility.

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

The U.S. government orders as well as the TIA were material events particular to the COVID-19 pandemic and are not indicative of future operations.

Over the past several years, we have experienced certain cost increases in raw materials.  Those costs primarily affected our domestic manufacturing because the finished goods we purchased from China were subject to a long-term fixed price contract.  Sensitivity to cost fluctuations is likely to become more pronounced as we transition away from production under such a fixed price contract.  Other factors that could affect our unit costs include tariffs, oil prices, supplier cost increases, increases in workforce costs associated with increased domestic production, and changing production volumes.  Increases in costs may not be recoverable through price increases of our products.

In April 2026, we reduced our workforce by approximately 16%. The reduction is expected to save an estimated $2.2 million in annual wages and employment benefits, or approximately 13% of total estimated workforce costs.  The expected savings are offset by one-time separation payments of approximately $122 thousand to the affected workers. Approximately 58% of the targeted payroll reduction affected manufacturing or manufacturing support positions and the remainder of the reductions affected sales and sales support roles.

In the first quarter of 2026, we made payments to certain consultants in the approximate total amount of $300 thousand and charitable product donations in the approximate total amount of $593 thousand.  Such costs increased our operating expenses and are non-recurring.  The charitable product donations were related to certain overstock inventory items.  These products were not included in our first quarter 2026 inventory write down, as the items were not within 12 months of expiration.  We continue to monitor market demand for these products and currently believe there remain potential sales channels available prior to the products reaching the 12 month expiration threshold.

We believe domestic customers retained products provided for vaccination purposes in inventory.  Customers have reported that demand was diminished due to their remaining syringe inventory. It is difficult to estimate how much, if any, of the remaining inventory might still remain in the market.

As detailed in Note 4 to the financial statements, we held $32.8 million in debt and equity securities as of March 31, 2026, which represented 23.9% of our total assets. The unrealized gain on debt and equity securities was $192 thousand due to the increased market values of those securities.

Historically, unit sales have increased during the flu season.  Additionally, there may be more demand for EasyPoint® products during the flu season, particularly in the retail pharmacy market.  Purchases from our retail pharmacy customers may differ from purchasing patterns of general line distributors.

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

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements. All period references are to periods ended March 31, 2026 or 2025, as applicable. Dollar amounts have been rounded for ease of reading.

Comparison of Three Months Ended March 31, 2026 and March 31, 2025

Domestic sales accounted for 82.9% and 89.6% of total revenues for the three months ended March 31, 2026 and 2025, respectively. Domestic revenues decreased 20.0%, while domestic unit sales decreased 11.5%. Domestic unit sales represented 72.1% of total unit sales for the three months ended March 31, 2026 compared to 84.9% for the same period last year.  The decrease in sales was not proportional to the decrease in unit sales, primarily due to a decrease in average selling price, which was due to change in product mix and higher transaction costs associated with distributor agreements.

International revenues for the three months ended March 31, 2026 increased 42.4% compared to the same period in 2025.  The increase in international sales was primarily driven by increase in EasyPoint® needle sales.  Traditionally, international sales carry lower average selling prices compared to our domestic sales.  There remains uncertainty regarding the timing of future international orders.

Overall, units sales increased 3.6%.

Cost of manufactured product decreased 3.1% compared to the same period last year primarily due to a decrease in freight and tariff expense  Royalty expense decreased 7.0% due to the decrease in gross sales.

Tariffs may continue to materially impact our costs in future periods. Approximately $11.6 thousand was spent on tariff expenses in the first quarter of 2026.  The reduction in tariff costs compared to prior periods is attributable to ongoing mitigation efforts, including strategic sourcing decisions and increased domestic production. These costs are included in Cost of manufactured product.

Operating expenses increased 14.0% primarily due to increased donation expense.

The loss from operations was $6.2 million compared to a loss of approximately $4.7 million for the same period last year.  The increase in loss from operations was primarily driven by negative gross margin for the period and higher donation expense.

The unrealized gain on debt and equity securities was $192 thousand for the three month period ended March 31, 2026 due to the increased market values of those securities. In contrast, there was a material unrealized loss on debt and equity securities of $7.2 million for the three month period ended March 31, 2025.

The provision for income taxes was $1.8 thousand as compared to a benefit for income taxes of $286 thousand for the same period in 2025.  The change is primarily due to a decrease in net loss in the current period.

Discussion of Balance Sheet and Cash Flow Items

Cash flow used by operations was $1.4 million for the three months ended March 31, 2026 due to a number of factors.  Aside from the various reconciling items used in determining the overall use of cash, our net loss for the period was the predominant factor.  We recognized approximately $1.5 million in other income from the TIA.  Changes in working capital also impacted cash flows from operating activities.  Accounts receivable decreased by $926 thousand, inventories increased by $107 thousand, accounts payable increased by $44 thousand, and accrued liabilities increased by $794 thousand.

Cash flow from investing activities was $1.7 million for the three months ended March 31, 2026, primarily reflecting net investment activity driven by a reallocation between debt and equity securities within the investment portfolio and liquidation of $2 million of investments to support operating activities during the first quarter of 2026.  The funds were used to support operating activities during the first quarter of 2026.

Cash used by financing activities was $147 thousand for the first quarter of 2026. This was primarily due to repayments of long-term debt and payment of preferred stock dividends.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded operations primarily from the proceeds from revenues, private placements, investment proceeds, and loans. We may fund operations going forward from revenues, cash reserves, and investments in trading securities should the need to access those funds arise.

The imposition of tariffs on our products may continue to have a material effect on our operating results and liquidity.  The workforce reduction implemented in April 2026 is expected to result in cost savings in future periods.

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

Our margins have experienced significant fluctuations over the past two years.  Most recently, our margins have faced negative pressure from numerous factors.  The tariffs enacted in 2024-2026 have had a direct negative impact on products we import from China to date.  In reaction to the tariffs, we have acted to increase our domestic production and reduce, to the extent possible, our reliance on imports.  While we believe these efforts will enable us to avoid some of the impact of the tariffs, we will be forced to import the products we are unable to produce in the U.S.  As we work to continue our domestic production and achieve manufacturing efficiencies, we expect to incur high manufacturing costs in the near term and will continue to work to minimize our reliance on imported products.

Cash Requirements

We believe we will have adequate means to meet our short-term needs to fund operations for at least 12 months from the date of issuance of the financial statements. Besides cash reserves, we also have access to our investments which may be liquidated in the event that we need to access the funds for operations.  Expected short-term uses of cash include payroll and benefits, royalty expense, inventory purchases, tariffs, contractual obligations, payment of income taxes, quarterly preferred stock dividends, and other operational priorities.  Our liabilities are our bank debt as set forth as Long-term debt on our Condensed Balance Sheets and other liabilities detailed herein in Note 6 and 7 to the financial statements.  We believe we will have adequate means to meet our currently foreseeable long-term liquidity needs although the new tariffs and our costs related to an increase in domestic manufacturing have increased our expenses materially.  For the next 1-3 years, we believe our liquidity will decline materially, but we expect that we may be able to satisfy our long-term cash requirements using a combination of cash and liquidation of our equity investments. If cash needs cannot be met using existing cash and investments, management may further reduce operational costs.  In the event that the foregoing is insufficient, we may liquidate certain assets.

Capital Resources

As of March 31, 2026, there were no commitments for material capital expenditures.

CRITICAL ACCOUNTING ESTIMATES

We are responsible for developing estimates for amounts reported as assets and liabilities, and revenues and expenses in conformity with U.S. generally accepted accounting principles (“GAAP”).  Those estimates require that we develop assumptions of future events based on past experience and expectations of economic factors.  Among the more critical estimates management makes is the estimate for customer rebates.  The amount reported as a contractual allowance for rebates involves examination of past historical trends related to our sales to distributors and the related credits issued once our distributors have satisfied their contractual obligations.  The estimate includes consideration of historical redemption rates, discount rates, and a combination of estimated distributor inventories based on tracking information provided by the distributors or if known, inventory turnover rates.  The establishment of a liability for future claims of rebates against sales in the current period requires that we have an understanding of the relevant sales with respect to product categories, sales distribution channels, and the likelihood of contractual obligations being satisfied.  We examine the results of estimates against actual results historically and use the determination to further develop our basis for assumptions in future periods, as well as the accuracy of past estimates.  Based on distributors’ purchasing and claiming rebates practices, we do not expect significant changes to the current inputs and assumption used in the estimate calculations.  While we believe that we have sufficient historical data, and a firm basis for establishing reserves for contractual obligations, there is an inherent risk that our estimates and the underlying assumptions may not reflect actual future results.  In the event that these estimates and/or assumptions are incorrect, adjustments to our reserves may have a material impact on future results. As of March 31, 2026, we estimate that the total potential future credits to be issued as a result of prior purchases which have not yet been claimed is $2.8 million.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based upon this evaluation, the CEO and CFO concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

Since material weaknesses were reported as of December 31, 2025, we have improved our monthly close process and account reconciliations to prevent and/or detect misstatements in a timely manner.   Management intends to continue to engage in strengthening review procedures, increasing the level of precision applied in account analyses, and ensuring timely preparation and review of reconciliations.  Other than these steps implemented as part of Management’s ongoing efforts to address the previously-reported weakness in internal control over financial reporting, there have been no other changes during the first quarter of 2026 or subsequent to March 31, 2026 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.    Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the period ended March 31, 2026, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Condensed Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) Condensed Statements of Cash Flows for the three  months ended March 31, 2026 and 2025, (iv) Condensed Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2026 and 2025; and (v) Notes to Condensed Financial Statements

104	Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2026	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ John W. Fort III
JOHN W. FORT III VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER