Form 10-Q
period 2026-06-30
RETRACTABLE TECHNOLOGIES INC
filed 2026-08-14
CIK 946563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,937,159 shares of Common Stock outstanding, excluding 4,087,145 treasury shares, on August 1, 2026.

RETRACTABLE TECHNOLOGIES, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2026

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,641,041	$2,588,625
Accounts receivable, net	9,029,658	7,904,120
Investments in debt and equity securities, at fair value	37,228,955	34,382,808
Inventories	15,934,027	17,188,397
Income taxes receivable	308,106	308,106
Other current assets	782,103	711,274
Total current assets	65,923,890	63,083,330

Property, plant, and equipment, net	75,465,103	79,180,049
Other assets	305,708	366,910
Total assets	$141,694,701	$142,630,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,700,860	$5,339,797
Current portion of long-term debt	378,930	365,277
Accrued compensation	1,019,095	762,213
Dividends payable	1,417,438	1,417,438
Accrued royalties to shareholder	658,718	748,213
Other accrued liabilities	3,181,970	957,409
Income taxes payable	8,191	7,345
Total current liabilities	13,365,202	9,597,692

Other long-term liabilities (Note 8)	55,127,109	58,127,212
Long-term debt, net of current maturities	336,991	530,368
Total liabilities	68,829,302	68,255,272

Stockholders’ equity:
Preferred stock, $1 par value:
Class B; authorized: 5,000,000 shares
Series II, Class B	156,200	156,200
Series III, Class B	74,245	74,245
Common Stock, no par value	—	—
Additional paid-in capital	73,160,333	73,160,333
Retained earnings	12,363,299	13,872,917
Common stock in treasury – at cost	(12,888,678)	(12,888,678)
Total stockholders’ equity	72,865,399	74,375,017
Total liabilities and stockholders’ equity	$141,694,701	$142,630,289

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Sales, net	$7,200,623	$10,445,733	$14,378,020	$18,740,906
Cost of sales:
Cost of manufactured product	6,351,053	9,721,614	13,709,862	17,312,277
Royalty expense to shareholder	658,718	831,209	1,315,714	1,537,630
Total cost of sales	7,009,771	10,552,823	15,025,576	18,849,907
Gross profit (loss)	190,852	(107,090)	(647,556)	(109,001)

Operating expenses:
Sales and marketing	1,534,739	1,661,743	3,268,809	3,263,551
Research and development	187,291	160,049	357,707	351,241
General and administrative	3,614,724	3,201,955	7,039,748	6,083,798
Total operating expenses	5,336,754	5,023,747	10,666,264	9,698,590
Loss from operations	(5,145,902)	(5,130,837)	(11,313,820)	(9,807,591)

Other income - TIA	1,468,734	1,471,235	2,946,464	2,954,054
Unrealized gain (loss) on debt and equity securities	(179,147)	1,555,676	13,022	(5,600,837)
Gain on trading debt and equity securities	6,366,467	—	6,366,467	—
Litigation proceeds	—	1,900,000	—	1,900,000
Interest and other income	341,164	140,526	636,288	299,472
Interest expense	(18,705)	(22,257)	(39,143)	(45,710)
Net income (loss) before income taxes	2,832,611	(85,657)	(1,390,722)	(10,300,612)
Provision for income taxes	1,837	1,814	3,674	287,575
Net income (loss)	2,830,774	(87,471)	(1,394,396)	(10,588,187)
Preferred Stock dividend requirements	(57,611)	(57,611)	(115,222)	(115,222)
Net income (loss) applicable to common shareholders	$2,773,163	$(145,082)	$(1,509,618)	$(10,703,409)

Basic earnings (loss) per share	$0.09	$(0.00)	$(0.05)	$(0.36)

Diluted earnings (loss) per share	$0.09	$(0.00)	$(0.05)	$(0.36)

Weighted average common shares outstanding:
Basic	29,937,159	29,937,159	29,937,159	29,937,159
Diluted	29,937,159	29,937,159	29,937,159	29,937,159

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities
Net loss	$(1,394,396)	$(10,588,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,801,019	3,755,483
Net unrealized loss (gain) on investments	(13,022)	5,600,837
Realized loss (gain) on investments	(6,366,467)	—
Bond amortization	(500)	(531)
Provision for credit losses	142,998	88,872
Inventory obsolescence adjustment	884,503	616,740
Other income - TIA	(2,946,464)	(2,954,054)
(Increase) decrease in operating assets:
Accounts receivable	(1,268,536)	(388,065)
Inventories	369,867	(1,876,847)
Other current assets	(70,829)	8,711
Income taxes receivable	—	316,422
Other assets	11,179	22,356
Increase (decrease) in operating liabilities:
Accounts payable	1,361,063	(230,233)
Accrued liabilities	2,388,332	419,744
Income taxes payable	846	(814)
Net cash used in operating activities	(3,100,407)	(5,209,566)

Cash flows from investing activities
Purchase of property, plant, and equipment	(36,050)	(419,284)
Purchase of debt and equity securities	(30,949,493)	(281,300)
Proceeds from the sales of debt and equity securities	34,483,335	5,000,000
Net cash from investing activities	3,497,792	4,299,416

Cash flows from financing activities
Principal payments on finance lease obligation	(50,023)	—
Repayments of long-term debt	(179,724)	(165,030)
Payment of preferred stock dividends	(115,222)	(115,222)
Net cash used in financing activities	(344,969)	(280,252)

Net increase (decrease) in cash and cash equivalents	52,416	(1,190,402)
Cash and cash equivalents at:
Beginning of period	2,588,625	4,235,388
End of period	$2,641,041	$3,044,986

Supplemental schedule of cash flow information:
Interest paid	$29,091	$45,764
Income taxes paid	$7,025	7,381

Supplemental schedule of noncash investing and financing activities:
Preferred dividends declared, not paid	$57,611	$57,611

See accompanying notes to condensed unaudited financial statements

RETRACTABLE TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

The following shows the changes in stockholders’ equity for the three-month period ended June 30, 2026:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at March 31, 2026	$—	$156,200	$74,245	$73,160,333	$9,590,136	$(12,888,678)	$70,092,236
Dividends	—	—	—	—	(57,611)	—	(57,611)
Net Income	—	—	—	—	2,830,774	—	2,830,774
Balance at June 30, 2026	$—	$156,200	$74,245	$73,160,333	$12,363,299	$(12,888,678)	$72,865,399

The following shows the changes in stockholders’ equity for the three-month period ended June 30, 2025:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at March 31, 2025	$—	$156,200	$74,245	$73,160,333	$16,110,264	$(12,888,678)	$76,612,364
Dividends	—	—	—	—	(57,611)	—	(57,611)
Net Loss	—	—	—	—	(87,471)	—	(87,471)
Balance at June 30, 2025	$—	$156,200	$74,245	$73,160,333	$15,965,182	$(12,888,678)	$76,467,282

The following shows the changes in stockholders’ equity for the six-month period ended June 30, 2026:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2025	$—	$156,200	$74,245	$73,160,333	$13,872,917	$(12,888,678)	$74,375,017
Dividends	—	—	—	—	(115,222)	—	(115,222)
Net loss	—	—	—	—	(1,394,396)	—	(1,394,396)
Balance at June 30, 2026	$—	$156,200	$74,245	$73,160,333	$12,363,299	$(12,888,678)	$72,865,399

The following shows the changes in stockholders’ equity for the six-month period ended June 30, 2025:

		Series II	Series III
		Class B	Class B	Additional		Treasury
	Common	Preferred	Preferred	Paid-In	Retained	Stock –
	Stock	Stock	Stock	Capital	Earnings	at cost	Total
Balance at December 31, 2024	$—	$156,200	$74,245	$73,160,333	$26,668,591	$(12,888,678)	$87,170,691
Dividends	—	—	—	—	(115,222)	—	(115,222)
Net loss	—	—	—	—	(10,588,187)	—	(10,588,187)
Balance at June 30, 2025	$—	$156,200	$74,245	$73,160,333	$15,965,182	$(12,888,678)	$76,467,282

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

Accounts receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  The Company’s allowance for credit losses is primarily determined by review of specific trade receivables based on historical collection rates and specific knowledge regarding the current creditworthiness of the customers.  Those accounts that are doubtful of collection are included in the allowance.  The Company considers historical experience, the current economic environment, customer credit ratings or bankruptcies, legal disputes, collections on past due amounts, pricing discrepancies, and reasonable and supportable forecasts to develop its allowance for credit losses. Management reviews these factors quarterly to determine if any adjustments are needed to the allowance. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. The allowance for credit losses was $345 thousand and $187 thousand as of June 30, 2026 and December 31, 2025, respectively.

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

Management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time to sell such inventory, the shelf life of inventory, and current market conditions when determining excess or obsolete inventories. Once inventory items are deemed to be either excess or obsolete, they are written down to their net realizable value.  For the three months and six months ended June 30, 2026, the Company recorded $5 thousand and $867 thousand of write-downs of inventories.  These amounts are included in Cost of sales in the Condensed Statements of Operations.  For the comparable period in 2025, inventory write-downs were $601 thousand and $617 thousand, respectively. These write-downs were primarily related to certain product lots approaching their expiration dates.

Investments in debt and equity securities

During the period presented, the Company held mutual funds, debt, and equity securities as investments.  These assets were held as debt and equity securities and are carried at fair value as of the date of the Condensed Balance Sheets. Net unrealized and realized gains or losses on these investments are reflected separately on the Condensed Statements of Operations. Realized gains or losses on investments are recognized using the specific identification method. At June 30, 2026 and December 31, 2025, the Company’s investment portfolio consisted of debt securities only.

Property, plant, and equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations as incurred.  Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity and interest costs associated with significant capital additions.  Gains or losses from disposals are included in Interest and other income.  Depreciation expense is included in cost of sales and operating expense.

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

The following table reflects the Company’s significant customers for the three and six month periods ended June 30, 2026 and 2025:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
Number of significant customers	2		3		2		3
Aggregate dollar amount of net sales to significant customers	$3.5	million	$6.0	million	$6.9	million	$10.3	million
Percentage of net sales to significant customers	49.1%		57.2%		48.1%		55.0%

The Company manufactures some of its products in Little Elm, Texas as well as utilizing manufacturers in China.  The Company obtained 53.5% and 62.0% of its products in the second quarter of 2026 and 2025, respectively, from its Chinese manufacturers.  For the six-month period ended June 30, 2026 and 2025, respectively, the Company obtained 57.6% and 62.0% of its products from its Chinese manufacturers.  In the event that the Company becomes unable to purchase products from its Chinese manufacturers or produce those products domestically, the Company may need to find an alternate manufacturer for its blood collection set, IV catheter, Patient Safe® syringe, 0.5mL insulin syringe, 0.5mL autodisable syringe, and 2mL, 5mL, and 10mL syringes.  Even with increased domestic production, the Company may not be able to avoid a disruption in supply.

On September 13, 2024, the Office of the U.S. Trade Representative (“USTR”) revealed final adjustments to increase tariffs on certain goods imported from China under Section 301 (“Section 301”) of the Trade Act of 1974 (“Trade Act”).  Among those products included were syringes and needles, at a rate of 100%.  Throughout much of 2025, additional widespread tariffs were imposed on most products imported into the U.S. citing authority under the International Emergency Economic Powers Act (“IEEPA”).  Those tariffs were in addition to the Section 301 tariffs which existed at the time.  The prevailing tariff rates on various products and certain countries of origin, including many of the Company’s products, fluctuated greatly during 2025.  These fluctuations negatively impacted the Company’s ability to predict the cost of importing certain goods or groups of goods and negatively impacted the Company’s business.  In February 2026, the U.S. Supreme Court ruled that the President’s use of IEEPA to impose reciprocal tariffs exceeded his authority and that the IEEPA tariffs must be vacated.  The 2024 Section 301 tariff of 100% on syringes and needles from China remains unchanged.  Effective February 20, 2026, a 10% ad valorem duty went into effect under Section 122 of the Trade Act.  Effective July 24, 2026, the 10% duty has been replaced with a new Section 301 tariff of 12.5%.  The newly announced 12.5% tariff is in addition to the above-mentioned 100% Section 301 tariffs.

As of August 1, 2026, the prevailing tariff rate on most syringe and needle products imported from China was 112.5%. Other products the Company imports from China, which do not fall under the category of needles and syringes, are subject to a 12.5% tariff rate.  As foreign trade policy continues to evolve, including the impact of the Supreme Court’s ruling, uncertainty as to future tariff rates and affected products remains.  Tariffs are expected to have a continuing material impact on the Company’s ability to source finished goods and certain raw materials and component parts, and to its results of operations and financial position.  The Company plans to continue working to lessen the financial impact of the tariffs through strategic ordering of products from Chinese suppliers and continue to manufacture 1mL, 3mL, and EasyPoint® needles in its domestic manufacturing facility.

Revenue recognition

The Company recognizes revenue when control of performance obligations passes to the customer, generally when the product ships.  Payments from customers with approved credit terms are typically due 30 days from the invoice date.  Under certain contracts, revenue is recorded on the basis of sales price to distributors, less contractual pricing allowances.  Contractual pricing allowances consist of: (i) rebates granted to distributors who provide tracking reports which show, among other things, the facility that purchased the products, and (ii) a provision for estimated contractual pricing allowances for products for which the Company has not received tracking reports.  When rebates are issued, they are applied against the customer’s receivable balance.  Distributors receive a rebate for the difference between the Wholesale Acquisition Cost and the appropriate contract price as reflected on a tracking report provided by the distributor to the Company.  If product is sold by a distributor to an entity that has no contract, there is a standard rebate (lower than a contracted rebate) given to the distributor.  One of the purposes of the rebate is to encourage distributors to submit tracking reports to the Company.  The provision for contractual pricing allowances is recognized in the period the related sales are recognized and is reviewed at the end of each quarter and adjusted for changes in levels of products for which there is no tracking report.  Additionally, if it becomes clear that tracking reports will not be provided by individual distributors, the provision is further adjusted.  The estimated contractual allowance is included in Accounts payable in the Condensed Balance Sheets and deducted from Revenues in the Condensed Statements of Operations.  Accounts payable included estimated contractual allowances for $4.0 million and $2.4 million as of June 30, 2026 and December 31, 2025, respectively.  The terms and conditions of contractual pricing allowances are governed by contracts between the Company and its distributors.  Revenue for shipments directly to end-users is recognized when title and risk of ownership pass from the Company. End-users do not receive any contractual allowances on their purchases.  Any product shipped or distributed for evaluation purposes is expensed.

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

The Company periodically recognizes revenue from licensing agreements of its intellectual property. Such licensing agreements provide the licensee with right to use the Company’s intellectual property.  The Company accounts for revenue generated under these licensing agreements in accordance with ASC 606.  A license may be perpetual or time limited in its application. The Company has concluded that its licensing agreement is distinct as the customer can benefit from the license on their own. In accordance with ASC 606, the licensing agreement is considered functional as it is without professional services, updates and technical support.  The Company has determined that the current licensing agreement is sales-based or usage-based as defined in ASC 606.  In accordance with ASC 606, the Company recognizes revenue from sales-based or usage-based license at the later of a) subsequent sale or usage occurrence or b) the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied). The Company did not recognize any licensing fees for the three and six months ended June 30, 2026 and 2025. If the Company licenses its products for sale and the customers of the sublicensee are not known to the Company, the Company is obligated to pay Thomas J. Shaw, the owner of certain patented technology, fifty percent (50%) of such revenue pursuant to the terms of the Technology License Agreement between the Company and Mr. Shaw, member of management and related party.

Disaggregated information of revenue recognized from contracts with customers and licensing fees recognized are as follows:

	For the three months ended June 30, 2026:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$5,299,242	294,940	272,174	7,164	5,873,520
North and South America sales (excluding U.S.)	829,832	—	347,092	—	1,176,924
Other international sales	121,478	1,000	27,152	549	150,179
Total	$6,250,552	$295,940	$646,418	$7,713	$7,200,623

	For the three months ended June 30, 2025:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$4,859,995	294,829	3,325,272	9,581	8,489,677
North and South America sales (excluding U.S.)	973,020	—	772,416	—	1,745,436
Other international sales	95,514	7,948	97,608	9,550	210,620
Total	$5,928,529	$302,777	$4,195,296	$19,131	$10,445,733

	For the six months ended June 30, 2026:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$10,430,295	635,402	742,747	13,401	11,821,845
North and South America sales (excluding U.S.)	1,249,194	—	782,980	600	2,032,774
Other international sales	373,336	35,468	113,896	701	523,401
Total	$12,052,825	$670,870	$1,639,623	$14,702	$14,378,020

	For the six months ended June 30, 2025:
		Blood			Total
		Collection	EasyPoint®	Other	Product
Geographic Segment	Syringes	Products	Needles	Products	Sales
U.S. sales	$10,998,270	638,662	4,267,790	17,265	15,921,987
North and South America sales (excluding U.S.)	1,526,520	—	772,416	—	2,298,936
Other international sales	363,878	7,947	138,608	9,550	519,983
Total	$12,888,668	$646,609	$5,178,814	$26,815	$18,740,906

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

The Company provides for deferred income taxes through utilizing an asset and liability approach for financial accounting and reporting based on the tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such differences reverse in future periods.  Deferred tax assets are periodically reviewed for realizability.  As of June 30, 2026, and December 31, 2025, the Company recorded valuation allowances of $11.8 million and $11.6 million, respectively, against its net deferred tax asset.

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

The potential dilution, if any, under the treasury stock method in the three and six month periods ending June 30, 2026 and 2025 is shown on the following schedule:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income (loss)	$2,830,774	(87,471)	(1,394,396)	(10,588,187)
Preferred stock dividend requirements	(57,611)	(57,611)	(115,222)	(115,222)
Income (loss) applicable to common shareholders	$2,773,163	(145,082)	(1,509,618)	(10,703,409)
Average common shares outstanding	29,937,159	29,937,159	29,937,159	29,937,159
Average common and common equivalent shares outstanding — diluted	29,937,159	29,937,159	29,937,159	29,937,159
Basic earnings (loss) per share	$0.09	(0.00)	(0.05)	(0.36)
Diluted earnings (loss) per share	$0.09	(0.00)	(0.05)	(0.36)

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

3.    INVENTORIES

Inventories consist of the following:

	June 30, 2026	December 31, 2025
Raw materials	$3,553,807	$3,586,275
Finished goods	12,380,220	13,602,122
	$15,934,027	$17,188,397

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

The following tables summarize the values of assets designated as Investments in debt and equity securities:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Mutual funds	$36,642,550	$—	$—	$36,642,550
Municipal bonds	586,405	—	—	586,405
	$37,228,955	$—	$—	$37,228,955

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Mutual funds	33,774,204	$—	$—	$33,774,204
Municipal bonds	608,604	—	—	608,604
	$34,382,808	$—	$—	$34,382,808

The investment assets are held as debt and equity securities and are carried at fair value as of the date of the Condensed Balance Sheets. The Company intends to hold these assets for possible future operating requirements. The following table summarizes gross unrealized gains and losses from Investments in debt and equity securities:

	June 30, 2026
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Mutual funds	$36,552,611	$89,939	$—	$36,642,550
Municipal bonds	557,938	28,467	—	586,405
	$37,110,549	$118,406	$—	$37,228,955

	December 31, 2025
		Cumulative Unrealized		Aggregate
	Cost	Gains	Losses	Fair Value
Mutual funds	33,695,124	$79,080	—	33,774,204
Municipal bonds	582,289	26,315	—	608,604
	$34,277,413	$105,395	$—	$34,382,808

Unrealized gains (losses) on investments in debt securities were $13 thousand and $(5.6) million for the six months ended June 30, 2026 and 2025, respectively.

5.    INCOME TAXES

The Company’s effective tax rate on the net loss before income taxes was (0.06)% and (2.1)% for the three months ended June 30, 2026 and 2025, respectively.  The Company’s effective tax rate on the net loss before income taxes was (0.29)% and (2.8)% for the six months ended June 30, 2026 and 2025, respectively.

The Company adopted ASU 2023-09 as of January 1, 2025.  As a result, the Company enhanced its income tax disclosures, including additional disaggregation of effective tax rate reconciliation and income taxes paid.

A reconciliation of the federal statutory corporate tax rate to the Company’s effective tax rate is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026		June 30, 2026
U.S. statutory federal tax rate	$594,848	21.00%	$(292,052)	21.00%
State tax, net of federal tax	293	0.00	3,093	(0.23)
Valuation Allowance	(615,087)	(21.68)	263,596	(18.95)
Nontaxable or Nondeductible Items	21,783	0.74	29,037	(2.11)
Effective tax rate	$1,837	0.06%	$3,674	(0.29)%

Six Months Ended
June 30, 2025
U.S. statutory federal tax rate	21.0%
State tax, net of federal tax	(2.1)
Change in valuation allowance	(21.3)
Section 162(m); Limit on Compensation	(0.2)
Return-to-provision and deferred true up	(0.2)
Effective tax rate	(2.8)%

The Company uses the recognition and measurement provisions of the FASB ASC Topic 740, Income Taxes (“Topic 740”), to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. The Company reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets, to evaluate the need for a valuation allowance.  As a result of this review, as of June 30, 2026, the Company concluded that a $11.8 million valuation is needed on the net deferred tax asset. As of December 31, 2025, the Company recorded a valuation allowance of $11.6 million against its net deferred tax asset.

The effective tax rate for the three and six months ended June 30, 2026 was different from the federal statutory rate due primarily to the increase of the valuation allowance on the Company’s deferred tax asset.

6.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2026	December 31, 2025
Tariff refund overpayments received	$1,300,691	$—
Prepayments from customers	1,092,859	352,643
Accrued professional fees	285,338	310,249
Accrued property taxes	255,136	—
Current portion -- financing lease liabilities	105,437	101,822
Current portion – preferred stock repurchase	6,000	6,000
Other accrued expenses	136,509	186,695
Total	$3,181,970	$957,409

During 2024 and 2025, certain tariffs were incorrectly assessed on a portion of the Company’s imported finished goods.  During 2025, the Company filed claims with U.S. Customs and Border Protection seeking corrections of those tariff assessments. During the three and six months ended June 30, 2026, respectively, the Company received approximately $181 thousand and $329 thousand in tariff refunds related to these claims. In addition, the Company received approximately $1.3 million in the six months ended June 30, 2026, including interest, in tariff refunds that were processed incorrectly and are subject to potential repayment. Accordingly, these amounts have been recorded as a liability within other accrued liabilities on the Company’s condensed balance sheets.

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

Finance lease cost for the six months ended June 30, 2026 consisted of the following:

Amortization of finance lease ROU assets	$25,230
Interest on finance lease liabilities	4,809
Total finance lease expense	$30,039

Finance lease right of use assets and lease liabilities consisted of the following at June 30, 2026:

Finance lease ROU assets	$257,974
Current finance lease liabilities	(105,437)
Long term finance lease liabilities	$152,537

The finance lease right-to-use assets are included in Other assets, and finance lease liabilities are included in Other accrued liabilities (current) and Other long-term liabilities (non-current) on the Condensed Balance Sheets.  Amortization of finance lease right-of-use assets is included in operating expense.

The weighted average remaining lease term at June 30, 2026 was 2.33 years.  The weighted average discount rate at June 30, 2026 was 7.0%.

Future minimum finance lease payments as of June 30, 2026 are as follows:

Remainder of 2026	$60,078
2027	120,156
2028	100,130
Total lease payments	280,364
Less: imputed interest	(22,390)
Present value of lease liability	$257,974

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

Under the TIA, reimbursable amounts are reflected as Other long-term liabilities on the Balance Sheets until the time the deferred income can be systematically amortized over a period matching the useful life of the purchased assets.  Other long-term liabilities from the TIA were $54,974,573 and $57,921,037 at June 30, 2026 and December 31, 2025, respectively.

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

The following are summaries of the Company’s sales and long-lived assets by geography:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
U.S. sales	$5,873,520	$8,489,677	$11,821,845	$15,921,987
North and South America sales (excluding U.S.)	1,176,924	1,745,436	2,032,774	2,298,936
Other international sales	150,179	210,620	523,401	519,983
Total sales	$7,200,623	$10,445,733	$14,378,020	$18,740,906

Long-lived assets by geography are as follows:

	June 30, 2026	December 31, 2025
Long-lived assets
U.S.	$72,459,059	$75,996,168
International	3,006,044	3,183,881
Total	$75,465,103	$79,180,049

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

For the first and second quarter of 2026 and all quarters of 2025, a payment of $39,050 was made to Series II shareholders within one month of each quarter’s end.  For the first and second quarter of 2026 and all quarters of 2025, a payment of $18,561 was made to Series III shareholders within one month of each quarter’s end.

11.  TREASURY STOCK

Treasury share purchases are accounted for under the cost method and are included as a component of treasury stock in the Company’s balance sheets.

Of the 100 million authorized shares of Common Stock, 29,937,159 shares were outstanding and 34,024,304 shares were issued as of both June 30, 2026 and December 31, 2025.

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

MATERIAL CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have been manufacturing and marketing our products since 1997. Syringes comprised 83.8% of our sales in the first six months of 2026. In the first six months of 2026, EasyPoint® products accounted for 11.4% of sales, while other products, including our IV safety catheter and blood collection products accounted for 4.8% of our sales in the first six months of 2026.

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

We expect international sales of VanishPoint syringes and EasyPoint needles to increase in the second half of 2026 following the recent certification under the European Union Medical Device Regulation 2017/745 which is required for the sale of medical devices within the European Union. We are currently in the process of implementing the inclusion of the certification on our packaging and operational documents.

On September 13, 2024, the Office of the U.S. Trade Representative (“USTR”) revealed final adjustments to increase tariffs on certain goods imported from China under Section 301 (“Section 301”) of the Trade Act of 1974 (“Trade Act”).  Among those products included were syringes and needles, at a rate of 100%.  Throughout much of 2025, additional widespread tariffs were imposed on most products imported into the U.S. citing authority under the International Emergency Economic Powers Act (“IEEPA”).  Those tariffs were in addition to the Section 301 tariffs which existed at the time.  The prevailing tariff rates on various products and certain countries of origin, including many of our products, fluctuated greatly during 2025.  These fluctuations negatively impacted our ability to predict the cost of importing certain goods or groups of goods and negatively impacted our business.  In February 2026, the U.S. Supreme Court ruled that the President’s use of IEEPA to impose reciprocal tariffs exceeded his authority and that the IEEPA tariffs must be vacated. The 2024 Section 301 tariff of 100% on syringes and needles from China remains unchanged.  Effective February 20, 2026, a 10% ad valorem duty went into effect under Section 122 of the Trade Act.  Effective July 24, 2026, the 10% duty has been replaced with a new Section 301 tariff of 12.5%.  The newly announced 12.5% tariff is in addition to the above-mentioned 100% Section 301 tariffs.

As of August 1, 2026, the prevailing tariff rate on most syringe and needle products imported from China was 112.5%.  Other products we import from China, which do not fall under the category of needles and syringes, are subject to a 12.5% tariff rate.  As foreign trade policy continues to evolve, including the impact of the Supreme Court’s ruling, uncertainty as to future tariff rates and affected products remains.  Tariffs may continue to have a material impact on our ability to source finished goods and certain raw materials and component parts, and to our results of operations and financial position.  We continue working to lessen the financial impact of the tariffs through strategic ordering of products from our Chinese suppliers and continuing to manufacture 1mL, 3mL, and EasyPoint® needles in our domestic manufacturing facility.

During 2024 and 2025, certain tariffs were incorrectly assessed on a portion of our imported finished goods. During 2025, we filed claims with U.S. Customs and Border Protection seeking corrections of those tariff assessments. During the six months ended June 30, 2026, we received approximately $329 thousand in tariff refunds related to these claims. In addition, we received approximately $1.3 million, including interest, in tariff refunds that were processed incorrectly and are subject to potential repayment in the six months ended June 30, 2026. Accordingly, these amounts have been recorded as a liability within other accrued liabilities on our condensed balance sheets. None of the foregoing tariff refunds relate to the IEEPA tariffs or the 10% ad valorem duty imposed in 2026.

While we have manufacturing capabilities to manufacture most of the products we currently sell domestically, some of our products are sourced exclusively from China.  We obtained 57.6% of units manufactured during the first six months of 2026 from our manufacturers in China, most of which are impacted by the tariffs, however, a portion was shipped directly to international customers, on which no tariffs were assessed.  Tariffs may continue to have a material impact to our results of operations and financial position. Approximately $58 thousand was incurred in tariff expense in the first six months of 2026.  We are working to lessen the financial impact of the tariffs by continuing to manufacture 1mL, 3mL, and EasyPoint® needles in our domestic manufacturing facility.

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

In the first half of 2026, we made payments to certain consultants in the approximate total amount of $423 thousand and charitable product donations in the approximate total amount of $959 thousand.  Such costs increased our operating expenses and are non-recurring.  The charitable product donations were related to certain overstock inventory items.

We believe domestic customers retained products provided for vaccination purposes in inventory.  Customers have reported that demand was diminished due to their remaining syringe inventory. It is difficult to estimate how much, if any, of the remaining inventory might still remain in the market.

As detailed in Note 4 to the financial statements, we held $37.2 million in debt securities as of June 30, 2026, which represented 26.3% of our total assets. The unrealized gain on debt securities was $13 thousand due to the increased market values of those securities. The realized gain from the sale of equity was $6.4 million in the second quarter of 2026.

Historically, unit sales have increased during the flu season.  Additionally, there may be more demand for EasyPoint® products during the flu season, particularly in the retail pharmacy market.  Purchases from our retail pharmacy customers may differ from purchasing patterns of general line distributors.  While the majority of flu season sales typically occur in the third quarter, in 2025, purchasing patterns differed with unusually high unit sales related to flu season products in the second quarter of 2025, impacting comparability to second quarter 2026 unit sales related to flu season products which follows a more traditional purchasing pattern.

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

RESULTS OF OPERATIONS

The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual future results could differ materially from our historical results of operations and those discussed in any forward-looking statements. All period references are to periods ended June 30, 2026 or 2025, as applicable. Dollar amounts have been rounded for ease of reading.

Comparison of Three Months Ended June 30, 2026 and June 30, 2025

Domestic sales accounted for 81.6% and 81.3% of total revenues for the three months ended June 30, 2026 and 2025, respectively. Domestic revenues decreased 30.8%, while domestic unit sales decreased 35.1%.  Domestic unit sales represented 70.3% of total unit sales for the three months ended June 30, 2026 compared to 68.9% for the same period last year.  The decrease in sales and units was primarily due to the timing of EasyPoint® product orders from certain customers, which can fluctuate between periods based on customer purchasing patterns.

International revenues for the three months ended June 30, 2026 decreased 32.2% compared to the same period in 2025.  The decrease in international sales was primarily driven by a decrease in EasyPoint® needle sales.  Traditionally, international sales carry lower average selling prices compared to our domestic sales.  There remains uncertainty regarding the timing of future international orders.

Overall, units sales decreased 36.4% due to a decrease in EasyPoint® needle sales.

Cost of manufactured product decreased 34.7% compared to the same period last year primarily due to a decrease in sales. Royalty expense decreased 20.8% due to the decrease in gross sales.

Tariffs may continue to materially impact our costs in future periods. Approximately $46 thousand was spent on tariff expenses in the second quarter of 2026.  The reduction in tariff costs compared to prior periods is attributable to ongoing mitigation efforts, including strategic sourcing decisions and increased domestic production. These costs are included in Cost of manufactured product.

Operating expenses remained consistent in the three months ended June 30, 2026 and 2025.

The loss from operations was $5.1 million for the three months ended June 30, 2026 and 2025.

The unrealized loss on debt securities was $179 thousand for the second quarter of 2026 due to the decreased market values of those securities. The realized gain from the sale of equity was $6.4 million in the second quarter of 2026.

The provision for income taxes was $1.8 thousand for the three months ended June 30, 2026 and 2025.

Comparison of Six Months Ended June 30, 2026 and June 30, 2025

Domestic sales accounted for 82.2% and 85.0% of total revenues for the six months ended June 30, 2026 and 2025, respectively. Domestic revenues decreased 25.8%, while domestic unit sales decreased 25.0%. Domestic unit sales represented 71.2% of total unit sales for the six months ended June 30, 2026 compared to 74.9% for the same period last year.  The decrease in sales was primarily due to a decrease in EasyPoint® needle unit sales.

International revenues for the six months ended June 30, 2026 decreased 9.3% compared to the same period in 2025.  Traditionally, international sales carry lower average selling prices compared to our domestic sales.  There remains uncertainty regarding the timing of future international orders.

Overall, units sales decreased 21%.

Cost of manufactured product decreased 20.8% compared to the same period last year primarily due to a decrease in units sold. Royalty expense decreased 14.4% due to the decrease in gross sales.

Tariffs may continue to materially impact our costs in future periods. Approximately $58 thousand was spent on tariff expenses in the first six months of 2026.  The reduction in tariff costs compared to prior periods is attributable to ongoing mitigation efforts, including strategic sourcing decisions and increased domestic production. These costs are included in Cost of manufactured product.

Operating expenses increased 10.0% primarily due to donation expense.

The loss from operations was $11.3 million compared to a loss of approximately $9.8 million for the same period last year.  The increase in loss from operations was primarily driven by a decrease in revenue and increase in operating expenses due to donation expense.

The unrealized gain on debt securities was $13 thousand for the six months ended June 30, 2026 due to the increased market values of those securities. The realized gain from the sale of equity was $6.4 million in the first six months of 2026.

The provision for income taxes was $3.7 thousand as compared to a benefit for income taxes of $288 thousand for the same period in 2025.  The change is primarily due to a decrease in the net loss in the current period.

Discussion of Balance Sheet and Cash Flow Items

Cash flow used by operations was $3.1 million for the six months ended June 30, 2026 due to a number of factors.  Aside from the various reconciling items used in determining the overall use of cash, our net loss for the period was the predominant factor.  We recognized approximately $2.9 million in other income from the TIA.  Changes in working capital also impacted cash flows from operating activities.  Accounts receivable increased by $1.3 million, inventories decreased by $370 thousand, accounts payable increased by $1.4 million, and accrued liabilities increased by $2.4 million.

Cash flow from investing activities was $3.5 million for the six months ended June 30, 2026, primarily reflecting a gain of $6.4 million from the sale of equity securities in the second quarter of 2026.

Cash used by financing activities was $345 thousand for the first six months of 2026. This was primarily due to repayments of long-term debt and payment of preferred stock dividends.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded operations primarily from the proceeds from revenues, private placements, investment proceeds, and loans. We may fund operations going forward from revenues, cash reserves, and investments in debt and equity securities should the need to access those funds arise.  In the second quarter of 2026, a series of material transactions resulted in $3.5 million in increased liquidity, primarily from a gain on the sale of equity securities.

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

Capital Resources

As of June 30, 2026, there were no commitments for material capital expenditures.

CRITICAL ACCOUNTING ESTIMATES

We are responsible for developing estimates for amounts reported as assets and liabilities, and revenues and expenses in conformity with U.S. generally accepted accounting principles (“GAAP”).  Those estimates require that we develop assumptions of future events based on past experience and expectations of economic factors.  Among the more critical estimates management makes is the estimate for customer rebates.  The amount reported as a contractual allowance for rebates involves examination of past historical trends related to our sales to distributors and the related credits issued once our distributors have satisfied their contractual obligations.  The estimate includes consideration of historical redemption rates, discount rates, and a combination of estimated distributor inventories based on tracking information provided by the distributors or if known, inventory turnover rates.  The establishment of a liability for future claims of rebates against sales in the current period requires that we have an understanding of the relevant sales with respect to product categories, sales distribution channels, and the likelihood of contractual obligations being satisfied.  We examine the results of estimates against actual results historically and use the determination to further develop our basis for assumptions in future periods, as well as the accuracy of past estimates.  Based on distributors’ purchasing and claiming rebates practices, we do not expect significant changes to the current inputs and assumption used in the estimate calculations.  While we believe that we have sufficient historical data, and a firm basis for establishing reserves for contractual obligations, there is an inherent risk that our estimates and the underlying assumptions may not reflect actual future results.  In the event that these estimates and/or assumptions are incorrect, adjustments to our reserves may have a material impact on future results. As of June 30, 2026, we estimate that the total potential future credits to be issued as a result of prior purchases which have not yet been claimed is $4.0 million.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, Management, with the participation of our President, Chairman, and Chief Executive Officer, Thomas J. Shaw (the “CEO”), and our Vice President and Chief Financial Officer, John W. Fort III (the “CFO”), acting in their capacities as our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by us in our periodic reports is: i) recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and ii) accumulated and communicated to our Management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based upon this evaluation, the CEO and CFO concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

Since material weaknesses were reported as of December 31, 2025, we have worked on improving our monthly close process and account reconciliations to prevent and/or detect misstatements in a timely manner.   Management intends to continue to engage in strengthening review procedures, increasing the level of precision applied in account analyses, and ensuring timely preparation and review of reconciliations.  Other than these steps implemented as part of Management’s ongoing efforts to address the previously-reported weakness in internal control over financial reporting, there have been no other changes during the second quarter of 2026 or subsequent to June 30, 2026 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.    Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

101

The following materials from Retractable Technologies, Inc.’s Form 10-Q for the period ended June 30, 2026, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2026 and 2025, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2026 and 2025, (iv) Condensed Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025; and (v) Notes to Condensed Financial Statements

104	Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2026	RETRACTABLE TECHNOLOGIES, INC.
(Registrant)

	By:	/s/ John W. Fort III
JOHN W. FORT III VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ACCOUNTING OFFICER